Form 10-Q
period 1996-03-31
MERIT MEDICAL SYSTEMS INC
filed 1996-05-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549
                  FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


  Commission File Number                           0-18592

                        MERIT MEDICAL SYSTEMS, INC.
          (Exact name of Registrant as specified in its charter)


             Utah                                     87-0447695
(State or other jurisdiction of              (I.R.S. Identification No.)
incorporation or organization)


             1600 West Merit Park Way, South Jordan, UT, 84095
                 (Address of Principal Executive Offices)


                              (801) 253-1600
           (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Common Stock                              6,856,756
TITLE OR CLASS                            Number of Shares Outstanding at
                                          May 7, 1996

                        MERIT MEDICAL SYSTEMS, INC.

                            INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                        PAGE

      Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995  . . . . . . . . . . . . . .             1

          Consolidated Statements of Operations for the three months
          ended March 31, 1996 and 1995. . . . . . . . . . .             3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995. . . . . . . . . . .             4

          Notes to Consolidated Financial Statements . . . .             6

      Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . .             7


PART II.  OTHER INFORMATION


      Item 6.    Exhibits and Reports on Form 8-K. . . . . .             9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .             9


                      PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                         March 31,          December 31,
ASSETS                                      1996                 1995
                                        (Unaudited)

CURRENT ASSETS:
Cash                                 $    297,413           $    270,841
Trade receivables - net                 6,970,406              6,727,960
Employee and related
  party receivables                       313,431                363,266
Irish Development Agency grant receivable 238,304                544,725
Inventories                            12,556,849             12,156,795
Prepaid expenses other assets             689,114                403,414
Deferred income tax assets                655,609                655,609
Total current assets                   21,721,126             21,122,610

PROPERTY AND EQUIPMENT:
Land                                      595,325                595,959
Building                                  878,060                782,195
Manufacturing equipment                 8,203,173              7,959,952
Automobiles                               139,570                174,651
Furniture and fixtures                  3,078,467              3,005,093
Leasehold improvements                  3,091,791              3,087,602
Construction-in-progress                2,604,952              1,465,945
Total                                  18,591,338             17,071,397
Less accumulated depreciation
  and amortization                     (6,018,776)            (5,479,589)
Property and equipment - net           12,572,562             11,591,808

OTHER ASSETS:
Intangible assets - net                 1,555,287              1,463,885
Deposits                                   34,327                 46,984
Prepaid royalty                           257,143                278,571
Total other assets                      1,846,757              1,789,440

TOTAL                                $ 36,140,445           $ 34,503,858


Continued on Page 2
See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 1996 AND DECEMBER 31, 1995




LIABILITIES AND STOCKHOLDERS'       March 31,           December 31,
EQUITY                                1996                 1995
                                    (Unaudited)
CURRENT LIABILITIES:
Line of credit                       $4,613,728       $5,871,539
Current portion of long-term debt     1,182,890          778,088
Trade payables                        2,477,125        3,056,289
Accrued expenses                      1,571,119        1,715,075
Advances from employees                 102,102           52,863
Income taxes payable                    274,545          129,785
Total current liabilities            10,221,509       11,603,639

DEFERRED INCOME TAX LIABILITIES         618,586          616,652

LONG-TERM DEBT                        3,966,237        1,066,513

DEFERRED CREDITS                        945,632        1,778,953

Total Liabilities                    15,751,964       15,065,757

MINORITY INTEREST IN SUBSIDIARY         236,122          173,576

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   10,000,000 shares authorized;
   6,839,606 and 6,786,239 shares
   issued and outstanding at
   March 31, 1996 and December
   31, 1995, respectively           13,483,134        13,088,265
Foreign currency translation
  adjustment                           (16,851)           22,631
Retained earnings                    6,686,076         6,153,629
Total stockholders' equity          20,152,359        19,264,525

TOTAL                              $35,140,445       $34,503,858






See Notes to Consolidated Financial Statements






MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995      (Unaudited)




                                                         March 31,    March 31,
                                                           1996          1995
SALES                                                  $12,130,015   $9,731,477

COST OF SALES                                            7,012,670    5,911,529

GROSS PROFIT                                             5,117,345    3,819,948

OPERATING EXPENSES:
Selling, general and administrative                      3,418,032    3,041,610
Research and development                                   615,844      522,104

TOTAL                                                    4,033,876    3,563,714

INCOME FROM OPERATIONS                                   1,083,469      256,234

OTHER EXPENSE - NET                                        162,614       43,206

INCOME BEFORE INCOME TAX EXPENSE                           920,855      213,028

INCOME TAX EXPENSE                                         325,862      158,858

MINORITY INTEREST IN (INCOME ) LOSS OF SUBSIDIARY          (62,546)       9,298

NET INCOME                                                $532,447      $63,468

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE                                 $.08          $.01

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING               6,941,491    6,722,538





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995     (Unaudited)

                                                   March 31,        March 31,
                                                    1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 532,447        $ 63,468
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization                        568,955         455,859
Losses on sales and abandonment of
 property and equipment                                2,186            -
Deferred income taxes                                  1,934            -
Minority interest in income (loss) of subsidiary      62,546         (9,298)
Tax benefit attributable to appreciation of
  common stock options exercised                         -            9,846
  Changes in operating assets and liabilities:
         Trade receivables                          (242,446)        (196,820)
         Employee and related party receivables       49,835          (18,856)
         Irish Development Agency grant receivable   (44,305)        (146,710)
         Inventories                                (400,054)         (19,670)
         Prepaid expenses and other assets          (285,700)        (318,430)
         Deposits                                     12,657           25,218
         Trade payables                             (579,164)        (256,007)
         Accrued expenses                           (143,956)          20,574
         Advances from employees                      49,239           (2,958)
         Income taxes payable                        144,760          153,358
         Other, net                                  (39,482)          15,912

Total adjustments                                   (842,995)        (287,982)

Net cash used in operating activities               (310,548)        (224,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections (advances) on construction
  advances receivable                                    -          2,184,630
Capital expenditures for:
  Property and equipment                            (996,598)      (2,751,616)
  Intangible assets                                  (92,891)         (37,779)
Proceeds from sale of property and equipment          20,119              -

Net cash used in investing activities             (1,069,370)        (604,765)

Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995    (Unaudited)


                                                  March 31,        March 31,
                                                    1996              1995

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds included in deferred credits             277,719             -
Proceeds from issuance of  common stock           394,869           138,583
Principal payments on:
  long-term debt                                 (190,920)          (90,599)
  line of credit                               (1,257,811)         (609,850)
  deferred credits                                (17,367)              -
Proceeds from issuance of long-term debt        2,200,000         1,459,546

Net cash provided by  financing activities      1,406,490           897,680

NET INCREASE IN CASH                               26,572            68,401

CASH AT BEGINNING OF PERIOD                       270,841           155,836

CASH AT END OF PERIOD                            $297,413          $224,237

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the period for interest
   (including capitalized interest of
   $34,384 and $29,309, respectively)            $136,695          $34,162

  Income taxes                                   $179,168           $5,500


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month period ended March 31, 1996 and 1995, the Company entered into notes payable totaling $583,006 and $391,435 respectively, for manufacturing equipment and furniture and fixtures.




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three months ended
March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at March 31, 1996 and December 31, 1995 consisted of the following:


                                      March 31,       December 31,
                                       1996              1995

       Raw materials               $ 3,123,519        $ 3,091,679
       Work-in-process               4,244,921          3,337,315
       Finished goods                5,188,409          5,727,801
       Total                       $12,556,849        $12,156,795



3.  Income Taxes.   The Company has not fully allocated income tax expense
between current and deferred for the quarters ended March 31, 1996 and 1995. The effective tax rate for the quarter ended March 31, 1995 is higher than the federal statutory tax rate due to losses incurred by the Company's subsidiaries for which a tax benefit had not yet been recorded.

MERIT MEDICAL SYSTEMS, INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operations. The Company has achieved significant increases in sales for the three months ended March 31, 1996 compared to the same period in 1995.
The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1996 and 1995:

                                                 Three Months Ended
                                                       March 31,
                                                   1996      1995

Sales                                              100.0 %  100.0%
Gross Profit                                        42.2     39.3
Operating Expenses                                  33.3     36.6
Income From Operations                               8.9      2.6
Other Expense                                        1.3       .4
Net Income                                           4.4       .7


Sales for the first quarter of 1996 increased by 25% or $2,398,538 compared to the same period for 1995. This increase was largely attributable to a growth rate of 37% in the sales of custom kits as compared to the first quarter of 1995. When the Company's products are sold as part of a custom kit, the revenues attributable to each component are not separately reported.
In the first quarter of 1996, custom kits represented 58% of total sales, up from 53% of sales for the three months ended March 31, 1995. International sales for the first quarter of 1996 represented 21% of total company sales vs 16% of sales for the comparable period in 1995. In March 1995, the Company began transitioning from sales through a dealer network in the U.K., France and Germany to a direct sales force. For the first quarter of 1996 the direct sales force accounted for $1,174,000, an increase of 223% in these markets, which represented 45% of total international sales. For the same period a year ago sales in the U.K., France, and Germany totaled approximately $363,000 of which $356,000 of the sales were made through third party dealers and $7,000 through the Company's direct sales force.

During the quarter ended March 31, 1996, the Company introduced a new line of 25 ATM inflation devices designed to meet the higher pressures demanded during stent procedures. Based on orders received during the quarter and subsequent to the end of the quarter the Company believes that these new inflation products will contribute to increase revenues and profits over the next several quarters.

Gross Profit. Gross profit as a percentage of sales increased in the first quarter of 1996 to 42.2% as compared to 39.3% in the first quarter of 1995. The increase was primarily due to continuous manufacturing efficiencies and economies of scale achieved in the Company's new facility located in South Jordan Utah, and increased direct sales in Western Europe at retail prices compared to wholesale prices to dealers. Sentir the Company's semiconductor subsidiary also contributed to the first quarter of 1996 gross margin improvement due to economies of scale on higher sales volume with margins of over 50%.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


Operating Expenses. Operating expenses decreased as a percentage of sales to 33.3% of sales in the first quarter of 1996 compared to 36.6% in the first quarter of 1995. The improvement in the current period is due primarily to economics of scale associated with increasing sales volumes and a continuous company wide focus on achieving greater individual productivity. European operating expenses as a percentage of sales improved to 57.4% of sales down from over 4,700% of sales for the first quarter of 1995. Product research and development expenses were 5.1% of sales in the first quarter of 1996 compared to 5.4% in the first quarter of 1995. Such expenses are expected to be approximately five percent of sales on an annual basis.

Income. During the quarter ended March 31, 1996, the Company reported income from operations of $920,855 an increase of 332% from income from operations of $213,028 for the comparable period in 1995. This increase is primarily the result of increased sales, improved gross margins and lower operating expenses as a percent of sales as discussed previously.

Liquidity and Capital Resources. At March 31, 1996, the Company's working capital was $11,540,931 which represented a current ratio of 2.1 to 1.
During 1995, the Company increased an available secured bank line of credit to $8,500,000 and obtained $2.2 million in term debt which was drawn down in February of 1996. The line of credit bears interest at .25 percent over the banks prime rate and contains various conditions and restrictions.
At March 31, 1996, the outstanding balance under the line of credit was $4,613,728. Historically, the company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations. Based on the Company's current rate of growth and expansion plans, additional debt or equity financing may be required by the fourth quarter of 1996.
There are no present commitments or arrangement for additional financing.
If such financing is required and unavailable, the Company may be required to slow its growth or expansion plans, particularly in international markets.

MERIT MEDICAL SYSTEMS, INC.


                        PART II - OTHER INFORMATION





ITEM 6: Exhibits and Reports on Form 8-K


        (a)                    Exhibits - none required to be filed

        (b)                    Reports on Form 8-K - none



                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     May 7, 1996
                          FRED P. LAMPROPOULOS
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:     May 7, 1996
                          KENT W. STANGER
                          VICE PRESIDENT AND CHIEF FINANCIAL OFFICER