Form 10-Q
period 1996-06-30
MERIT MEDICAL SYSTEMS INC
filed 1996-08-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
   OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number       0-18592

                   MERIT MEDICAL SYSTEMS, INC.
      (Exact name of Registrant as specified in its charter)


          Utah                                        87-0447695
(State or other jurisdiction                   (I.R.S. Identification No.)
 of incorporation or organization)


         1600 West Merit Park Way, South Jordan UT, 84095
             (Address of Principal Executive Offices)


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

Yes  x    No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                                  6,912,742
TITLE OR CLASS                                Number of Shares Outstanding at
                                              August 13, 1996

                   MERIT MEDICAL SYSTEMS, INC.

                        INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                       PAGE

      Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995  . . . . . . . . .                      1

          Consolidated Statements of Operations for the three
          and six months ended June 30, 1996 and 1995 . . . . . .       3

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995 . . . . . .                      4

          Notes to Consolidated Financial Statements                    6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . . 7


PART II.  OTHER INFORMATION


      Item 4.    Submission of Matters to a Vote of Security Holders    9

      Item 6.    Exhibits and Reports on Form 8-K.                     10

SIGNATURES . . . . . . . . . . . . . . . . . . . .                     10

                  PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995



                                                 June 30,
                                                  1996          December 31,
ASSETS                                         (Unaudited)          1995
CURRENT ASSETS:                                -----------      ------------
Cash                                         $    428,781      $    270,841
Trade receivables - net                         7,379,586         6,727,960
Employee and related party receivables            328,524           363,266
Irish Development Agency grant receivable         305,198           544,725
Inventories                                    12,985,549        12,156,795
Prepaid expenses and other assets                 704,175           403,414
Deferred income tax assets                        655,609           655,609
                                               ----------        ----------
Total current assets                           22,787,422        21,122,610
                                               ----------        ----------
PROPERTY AND EQUIPMENT:
Land                                              595,904           595,959
Building                                          985,013           782,195
Automobiles                                       139,491           174,651
Manufacturing equipment                         8,429,197         7,959,952
Furniture and fixtures                          3,175,558         3,005,093
Leasehold improvements                          3,134,087         3,087,602
Construction-in-progress                        3,148,687         1,465,945
                                               ----------        ----------
Total                                          19,607,937        17,071,397
Less accumulated depreciation
  and amortization                             (6,594,026)       (5,479,589)
                                               ----------       -----------
Property and equipment - net                   13,013,911        11,591,808
                                               ----------       -----------
OTHER ASSETS:
Intangible assets - net                         1,749,469         1,463,885
Deposits                                           38,518            46,984
Prepaid royalty - net                             235,714           278,571
                                                ---------         ---------
Total other assets                              2,023,701         1,789,440
                                             ------------       -----------
TOTAL                                        $ 37,825,034      $ 34,503,858
                                             ============      ============



Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

JUNE 30, 1996 AND DECEMBER 31, 1995




LIABILITIES AND STOCKHOLDERS' EQUITY             June 30,
                                                  1996             December 31,
                                               (Unaudited)             1995
CURRENT LIABILITIES:                           ----------         -------------
 Line of credit                               $ 4,626,283           $ 5,871,539
Current portion of long-term debt               1,073,585               778,088
Trade payables                                  2,573,332             3,056,289
Accrued expenses                                2,178,048             1,715,075
Advances from employees                            95,907                52,863
Income taxes payable                              178,825               129,785
                                              -----------           -----------
Total current liabilities                      10,725,980            11,603,639

DEFERRED INCOME TAX LIABILITIES                   572,650               616,652

LONG-TERM DEBT                                  4,339,453             1,778,953

DEFERRED CREDITS                                  961,621             1,066,513
                                               ----------           -----------
Total liabilities                              16,599,704            15,065,757
                                               ----------           -----------
MINORITY INTEREST IN SUBSIDIARY                   276,262               173,576
                                               ----------           -----------
STOCKHOLDERS' EQUITY:
Common stock - no par value;
   10,000,000 shares authorized;
   6,899,080 and 6,786,239 shares
   issued at June 30, 1996
   and December 31, 1995, respectively         13,793,066            13,088,265
Retained earnings                               7,172,534             6,153,629
Foreign currency translation adjustment           (16,532)               22,631
                                               ----------            ----------
Total stockholders' equity                     20,949,068            19,264,525
                                               ----------            ----------
TOTAL                                        $ 37,825,034          $ 34,503,858
                                             ============          ============






See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 and 1995    (Unaudited)


                                    Three Months Ended                     Six Months Ended
                                           June 30,                             June 30,
                                    ------------------                     -----------------
                                    1996             1995                  1996            1995
                                  -------          -------               -------         --------
SALES                           $ 12,652,128      $10,673,727         $ 24,782,143     $ 20,405,204

COST OF SALES                      7,431,664        6,275,619           14,444,334       12,187,148

GROSS PROFIT                       5,220,464        4,398,108           10,337,809        8,218,056

OPERATING EXPENSES:
Selling, general and
  administrative                   3,621,522        3,440,544            7,039,554        6,482,154
Research and development             575,469          541,369            1,191,313        1,063,473
                                ------------       ----------         ------------      -----------
TOTAL                              4,196,991        3,981,913            8,230,867        7,545,627
                                ------------       ----------         ------------      -----------

INCOME FROM OPERATIONS             1,023,473          416,195            2,106,942          672,429

OTHER EXPENSE                        184,132          105,699              346,746          148,905
                                ------------       ----------         ------------      -----------
INCOME BEFORE INCOME TAX EXPENSE     839,341          310,496            1,760,196          523,524

INCOME TAX EXPENSE                   312,743           60,020              638,605          218,878

MINORITY INTEREST IN (INCOME)
 LOSS OF SUBSIDIARY                  (40,140)          (1,516)            (102,686)           7,782
                                ------------       ----------         ------------      -----------
NET INCOME                       $   486,458      $   248,960          $ 1,018,905     $    312,428
                                ============      ===========         ============     ============
NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE     $       .07      $       .04          $       .15     $        .05
                                ============      ===========         ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                7,107,358        6,864,474            7,024,424        6,864,600
                                ============      ===========         ============     ============





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995   (Unaudited)



                                                       June 30,       June 30,
                                                         1996           1995
                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,018,905    $ 312,428
                                                     -----------    ---------
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                       1,204,057       969,583
  Bad debt expense                                       14,143        17,998
  Losses on sales and abandonment of
   property and equipment                                 2,150           695
Deferred income taxes                                   (44,002)     (261,053)
Minority interest in income (loss) of subsidiary        102,686        (7,782)
Tax benefit attributable to appreciation of
  common stock options exercised                                        9,846
  Changes in operating assets and liabilities:
         Trade receivables                             (665,769)     (926,447)
         Employee and related party receivables          34,742         8,162
         Irish Development Agency grant receivable     (119,100)     (298,695)
         Inventories                                   (828,754)   (1,541,331)
         Prepaid expenses                              (300,761)     (344,859)
         Deposits                                         8,466        47,620
         Trade payables                                (482,957)      301,345
         Accrued expenses                               462,973       473,647
         Advances from employees                         43,044        40,280
         Income taxes                                    49,040       185,871
         Other                                          (39,163)       21,174
                                                    -----------   -----------
Total adjustments                                      (559,205)   (1,303,946)
                                                    -----------   -----------
Net cash provided by (used in) operating activities     459,700      (991,518)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction advances receivable                                  2,184,630
  Property and equipment                             (1,230,254)   (3,495,864)
  Intangible assets                                    (326,888)      (11,084)
                                                    -----------   -----------
Net cash used in investing activities                (1,557,142)   (1,322,318)
                                                    -----------   -----------


Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995    (Unaudited)






                                                 June 30,           June 30,
                                                  1996                1995
CASH FLOWS FROM FINANCING ACTIVITIES:           ---------          ---------
Proceeds from:
    deferred credits                              320,404
    line of credit                                                    851,971
    issuance of common stock                      704,801             312,047
     long-term debt                             2,200,000           1,508,658
Principal payments on:
    long-term debt                               (689,833)           (275,918)
    line of credit                             (1,245,256)
    deferred credit                               (34,734)
                                               ----------          ----------
Net cash provided by financing activities       1,255,382           2,396,758
                                               ----------          ----------
NET INCREASE IN CASH                              157,940              82,922

CASH AT BEGINNING OF PERIOD                       270,841             155,836
                                               ----------          ----------
CASH AT END OF PERIOD                          $  428,781          $  238,758
                                               ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the period for interest
   (including capitalized interest of
   $85,291 and $72,092, respectively)          $  315,065          $  173,558
                                               ==========          ==========
Income taxes                                   $  633,567          $  294,060
                                               ==========          ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1996 and 1995 the  Company  issued  notes
payable  totaling  $1,345,830  and  $488,714  respectively,   for  manufacturing
equipment, furniture and fixtures, land and building.

 .




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at June 30, 1996 and December 31, 1995 consisted of the following:


                                                June 30,  December 31,
                                                  1996        1995
                                               ---------  ------------
     Raw materials                            $ 2,922,431  $3,091,679
     Work-in-process                            4,693,133   3,337,315
     Finished goods                             5,369,985   5,727,801
                                              -----------  ----------
     Total                                    $12,985,549 $12,156,795
                                              =========== ===========

3. Income Taxes. For the three months ended June 30, 1995 the effective tax rate is lower than the federal statutory tax rate due to the recognition of tax benefits of approximately $82,000 relating to losses incurred by the Company's foreign subsidiaries prior to April 1, 1995.

MERIT MEDICAL SYSTEMS, INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operations. The Company achieved significant increases in sales and income for the three and six months ended June 30, 1996 compared to the same periods in 1995. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 1996 and 1995:

                            Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
                                ---------                 ---------
                             1996       1995           1996      1995
                            ------     ------         ------    ------
Sales                       100.0 %    100.0 %        100.0 %   100.0 %
Gross Margin                 41.3       41.2           41.7      40.3
Operating Expenses           33.2       37.3           33.2      37.0
Income From Operations        8.1        3.9            8.5       3.3
Other Expense                 1.5        1.0            1.4        .7
Net Income                    3.8        2.3            4.1       1.5

Sales. Sales for the second quarter and for the six months of 1996 increased 19% and 21% respectively, compared to the same periods for 1995.This increase was largely attributable to growth of 22% and 29% in the sales of custom kits for the three and six months ended June 30, 1996 respectively, when compared to the same periods for 1995. Custom kits represented 56% and 54% of sales for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, custom kits represented 57% and 53% of total sales, respectively. In March 1995, the Company began transitioning from sales through a dealer network in Germany, France, the U.K. and Ireland to a direct sales force. Direct international sales in these countries for the three months ended June 30, 1996 was $1.3 million compared to $355,671 for the same period in 1995, an increase of 256%. For the six months ended June 30, 1996 direct international sales was $2.4 million compared to $362,731 for the same period in 1996, an increase of 573%.

Gross Margin. Gross margin as a percentage of sales for the second quarter of 1996 was 41.3% compared to 41.2% for the same period in 1995. For the six months ended June 30, 1996, gross margin was 41.7% as compared to 40.3% for the same period in 1995. The increase in gross margin for the three and six months ended June 30, 1996 was primarily due to manufacturing efficiencies and economies of scale achieved in the Company's new facility in South Jordan, Utah. Gross margins were also favorably impacted by increased direct sales in Western Europe at retail prices compared to wholesale prices to dealers as the Company replaced it's dealers with a direct sales force in Germany, France, the U.K. and Ireland. Sentir, the Company's semiconductor subsidiary, also contributed to the gross margin improvement due to economies of scale on higher sales volume with gross margins of approximately 48%.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Operating Expenses. Operating expenses decreased to 33.2% of sales for the second quarter and for the first six months of 1996 compared to 37.3%and 37.0% for the same periods in 1995. The improvement in both periods is primarily due to economies of scale associated with increasing sales volumes and a continuing Company wide focus on achieving greater individual productivity. Product research and development expenses were 4.5% and 4.8% of sales, respectively, for the three and six months ended June 30, 1996, compared to 5.1% and 5.2% for the same periods in 1995. Such expenses are expected to be approximately five percent of sales on an annual basis.

Operating Income. During the quarter ended June 30, 1996, the Company reported income from operations of over $1.0 million, an increase of 146% compared to income from operations of $416,195 for the comparable period in 1995. Operating income for the first six months of 1996 was $2.1 million, an increase of 213% as compared to income from operations of $672,429 for the same period in 1995. The increase in the three and six months ended June 30, 1996 was primarily the result of lower operating expenses as a percent of sales.

Liquidity and Capital Resources. At June 30, 1996, the Company's working capital was $12.1 million which represented a current ratio of 2.1 to 1. During 1995, the Company increased an available secured bank line of credit to $8.5 million and obtained $2.2 million in term debt which was drawn down in February of 1996. The line of credit bears interest at .25 percent over the bank's prime rate and contains various conditions and restrictions. At June 30, 1996, the outstanding balance under the line of credit was $4.6 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations. Based on the Company's current rate of growth and expansion plans, additional debt or equity financing may be required by the fourth quarter of 1996. There are no present commitments or arrangement for additional financing. If such financing is required and unavailable, the Company may be required to slow its growth or expansion plans, particularly in international markets.

MERIT MEDICAL SYSTEMS, INC.

                   PART II - OTHER INFORMATION

Item: 4       Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 30, 1996 in South Jordan Utah. The following items of business were considered at the Annual Meeting:

    A: Election of Directors

       Five persons were elected as members of the Board of Directors to serve until the next annual meeting in 1996 or until their respective successors have been duly elected and qualified. They are as follows:

                                     Shares
                                    Voted For
                                   -----------
       Fred P. Lampropoulos          5,202,913
       Kent W. Stanger               5,203,313
       Rex C. Bean                   5,203,783
       Richard W. Edelman            5,203,783
       James Ellis                   5,204,183
       Michael Stillabower           5,204,183

    B. Amendment of the Long Term Incentive Stock Option Plan

       A proposal to amend the Long Term Incentive Stock Option Plan was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for such proposal was 2,894,640. The number of shares voted against such proposal was 627,417. The number of shares abstaining from voting or broker non votes was 1,825,096.

    C. Adoption of the Merit Medical Systems, Inc. 1996 Employee Stock Purchase Plan.

       A proposal to adopt the Employee Stock Purchase Plan was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 3,429,081. The number of shares voted against such proposal was 117,296. The number of shares abstaining from voting or broker non votes was 1,800,776.

    D. Amendment to Articles of Incorporation.

       A proposal to amend the Articles of Incorporation was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 3,066,014. The number of shares voted against such proposal was 594,928. The number of shares abstaining from voting or broker non votes was 1,686,211.


    E. Selection of Auditors.

       A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for 1995 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 5,317,828. The number of shares voted against such proposal was 12,350. The number of shares abstaining from voting was 16,775.

MERIT MEDICAL SYSTEMS, INC.



                   PART II - OTHER INFORMATION





ITEM 6: Exhibits and Reports on Form 8-K



        (a)   Reports on Form 8-K - none
        (b)   Exhibits


      S - K No.               Description                       Exhibit No.
         3         Articles of Incorporation as Amended               1

        10         Amendment to Long Term Incentive Stock             2
                              Option Plan

        27         Financial Data Schedule                            3



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     AUGUST 13, 1996                  /s/ FRED P. LAMPROPOULOS
                                          FRED P. LAMPROPOULOS
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 13, 1996                 /s/ KENT W. STANGER
                                          KENT W. STANGER
                                          VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER