Form 10-Q
period 1996-09-30
MERIT MEDICAL SYSTEMS INC
filed 1996-11-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.
      OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number               0-18592

--------------------------------------------------------------------------------
                           MERIT MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


--------------------------------------------------------------------------------
              Utah                                         87-0447695
(State or other jurisdiction of incorporation      (I.R.S. Identification No.)
         or organization)


--------------------------------------------------------------------------------
                1600 West Merit Park Way, South Jordan UT, 84095
                    (Address of Principal Executive Offices)


--------------------------------------------------------------------------------
                                 (801) 253-1600
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



 Common Stock                                        6, 925,857
TITLE OR CLASS                                   Number of Shares Outstanding at
                                                 November 12, 1996

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                           PAGE

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of
              September  30, 1996 and December 31, 1995 ....................1

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 1996 and 1995...................................3

            Consolidated Statements of Cash Flows for
              the nine months ended September 30, 1996 and 1995.............4

            Notes to Consolidated Financial Statements......................6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................7


PART II.    OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K...............................9

SIGNATURES..................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                          September 30,
                                                                              1996         December 31,
ASSETS                                                                    (Unaudited)         1995
------                                                                    -----------      ----------
CURRENT ASSETS:
Cash                                                                    $    357,768     $    270,841
Trade receivables - net                                                    7,064,312        6,727,960
Employee and related party receivables                                       354,770          363,266
Irish Development Agency grant receivable                                    391,359          544,725
Inventories                                                               13,418,409       12,156,795
Prepaid expenses and other assets                                            596,000          403,414
Deferred income tax assets                                                   655,609          655,609
                                                                       -------------    -------------
Total current assets                                                      22,838,227       21,122,610
                                                                         -----------      -----------

PROPERTY AND EQUIPMENT:
Land                                                                         595,991          595,959
Building                                                                   1,028,259          782,195
Automobiles                                                                  139,844          174,651
Manufacturing equipment                                                    8,956,337        7,959,952
Furniture and fixtures                                                     3,261,270        3,005,093
Leasehold improvements                                                     3,164,160        3,087,602
Construction-in-progress                                                   3,172,076        1,465,945
                                                                        ------------     ------------
Total                                                                     20,317,937       17,071,397
Less accumulated depreciation
  and amortization                                                        (7,138,965)      (5,479,589)
                                                                          ----------       ----------
Property and equipment - net                                              13,178,972       11,591,808
                                                                          ----------      -----------

OTHER ASSETS:
Intangible assets - net                                                    1,667,072        1,463,885
Deposits                                                                     126,261           46,984
Prepaid royalty - net                                                        214,286          278,571
                                                                       -------------     ------------
Total other assets                                                         2,007,619        1,789,440
                                                                        ------------      -----------

TOTAL                                                                    $38,024,818      $34,503,858
                                                                         -----------      -----------




Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

SEPTEMBER 30, 1996 AND DECEMBER 31, 1995




LIABILITIES AND STOCKHOLDERS' EQUITY                                      September 30,
                                                                              1996         December 31,
                                                                          (Unaudited)         1995
CURRENT LIABILITIES:
Line of credit                                                         $   4,448,400      $ 5,871,539
Current portion of long-term debt                                          1,216,761          778,088
Trade payables                                                             1,844,127        3,056,289
Accrued expenses                                                           1,812,757        1,715,075
Advances from employees                                                       75,718           52,863
Income taxes payable                                                         499,330          129,785
                                                                         -----------      -----------
Total current liabilities                                                  9,897,093       11,603,639

DEFERRED INCOME TAX LIABILITIES                                              543,985          616,652

LONG-TERM DEBT                                                             4,552,889        1,778,953

DEFERRED CREDIT                                                              962,356        1,066,513
                                                                        ------------    -------------

Total liabilities                                                         15,956,323       15,065,757
                                                                          ----------      -----------

MINORITY INTEREST IN SUBSIDIARY                                              311,195          173,576
                                                                       -------------   --------------

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   10,000,000 shares authorized;
   6,899,880 and 6,786,239 shares
   issued at September 30, 1996
   and December 31, 1995, respectively                                    13,949,053       13,088,265
Retained earnings                                                          7,848,557        6,153,629
Foreign currency translation adjustment                                      (40,310)          22,631
                                                                       --------------  --------------
Total stockholders' equity                                                21,757,300       19,264,525
                                                                          ----------      -----------

TOTAL                                                                   $ 38,024,818     $ 34,503,858
                                                                        ------------     ------------







See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995    (Unaudited)
--------------------------------------------------------------------------------


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,


                                                      1996             1995              1996             1995
                                                  ------------     ------------      ------------     ------------

SALES                                              $12,702,407      $11,280,734       $37,484,550      $31,685,938

COST OF SALES                                        7,352,304        6,487,512        21,796,638       18,674,660
                                                    ----------       ----------       -----------      -----------

GROSS PROFIT                                         5,350,103        4,793,222        15,687,912       13,011,278
                                                   -----------       ----------     -------------     ------------

OPERATING EXPENSES
Selling, general and administrative                  3,437,619        3,237,470        10,477,173        9,719,624
Research and development                               534,632          618,441         1,725,945        1,681,914
                                                  ------------      -----------      ------------      -----------
TOTAL                                                3,972,251        3,855,911        12,203,118       11,401,538
                                                   -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                               1,377,852          937,311         3,484,794        1,609,740

OTHER EXPENSE                                         (142,678)        (154,098)         (489,424)        (303,003)
                                                   ------------    -------------    --------------  ---------------

INCOME BEFORE INCOME TAX EXPENSE
 AND MINORITY INTEREST                               1,235,174          783,213         2,995,370        1,306,737

MINORITY INTEREST IN (INCOME) LOSS
 OF SUBSIDIARY                                         (34,933)          (7,234)         (137,619)             548

INCOME TAX EXPENSE                                    (524,218)        (322,074)       (1,162,823)        (540,952)
                                                     ----------     ------------      ------------    -------------

NET INCOME                                          $  676,023       $  453,905        $1,694,928       $  766,333
                                                    ==========       ==========        ==========       ==========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE                    $          .10   $          .07   $           .24   $          .11
                                                ==============   ==============   ===============   ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                  7,054,457        6,915,267         7,035,095        6,874,096
                                                    ==========      ===========        ==========      ===========













See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995   (Unaudited)
--------------------------------------------------------------------------------



                                                                          September 30,    September 30,
                                                                             1996              1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 1,694,928        $ 766,333
                                                                         -----------        ---------
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Minority interest in income (loss) of subsidiary                           137,619             (548)
  Tax benefit attributable to appreciation of
    common stock options exercised                                                              9,846
  Depreciation and amortization                                            1,803,489        1,588,042
  Deferred income tax benefit                                                (72,667)        (321,291)
  Bad debt expense                                                            14,992           57,871
  Loss on sales and abandonment of
    property and equipment                                                     3,705           35,581
  Changes in operating assets and liabilities:
         Trade receivables                                                  (351,344)      (1,023,461)
         Employee and related party receivables                                8,496           28,602
         Irish Development Agency grant receivable                          (209,691)        (337,424)
         Inventories                                                      (1,261,614)      (2,421,197)
         Prepaid expenses and other assets                                  (192,586)        (249,018)
         Deposits                                                            (79,277)          16,804
         Trade payables                                                   (1,212,162)         586,967
         Accrued expenses                                                     97,682          177,424
         Advances from employees                                              22,855           51,677
         Income taxes payable                                                369,545          531,846
         Other, net                                                          (62,941)          15,905
                                                                          -----------      ----------

Total adjustments                                                           (983,899)      (1,252,374)
                                                                            ---------      ----------

Net cash provided by (used in) operating activities                          711,029         (486,041)
                                                                         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                  (1,362,413)      (3,145,030)
  Intangible assets                                                         (302,437)         (58,151)
Proceeds from sale of equipment                                               41,147
Collection of construction advance receivable                                               2,184,630
                                                                        -------------    -------------

Net cash used in investing activities                                     (1,623,703)      (1,018,551)
                                                                        -------------    -------------


Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995    (Unaudited)
--------------------------------------------------------------------------------





                                                                          September 30,     September 30,
                                                                              1996              1995
                                                                           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    deferred credits                                                         341,289
    common stock                                                             860,788          360,998
    issuance of long-term debt                                             2,200,000        1,674,823
  Principal payments on:
    long-term debt                                                          (927,236)        (452,073)
    deferred credit                                                          (52,101)
    line of credit                                                        (1,423,139)         (69,594)
                                                                          -----------     ------------

Net cash provided by financing activities                                    999,601        1,514,154
                                                                          ----------      -----------

NET INCREASE IN CASH                                                          86,927            9,562

CASH AT BEGINNING OF PERIOD                                                  270,841          155,836
                                                                          ----------       ----------

CASH AT END OF PERIOD                                                      $ 357,768        $ 165,398
                                                                           =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
   Cash paid during the period for:
     Interest (including capitalized interest of $123,569 and
     $122,582, respectively)                                                $601,890    $     280,474
                                                                            ========    =============
     Income taxes                                                           $865,945     $    330,397
                                                                            ========     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

During the nine month periods ended September 30, 1996 and 1995, the Company issued notes payable totaling $1,960,729 and $ 696,224, respectively, for manufacturing equipment, furniture and fixtures, land and building.








See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at September 30, 1996 and December 31, 1995 consisted of the following:


                                              September 30,        December 31,
                                                  1996                 1995

          Raw materials                       $  2,999,881        $  3,091,679
          Work-in-process                        4,537,550           3,337,315
          Finished goods                         5,880,978           5,727,801
                                              ------------          ----------
          Total                                $13,418,409         $12,156,795
                                               -----------         -----------

3. Income Taxes. The effective tax rate for the three and nine months ended September 30, 1996 and 1995, is higher than the federal statutory tax rate due to losses incurred by the Company's foreign subsidiaries which were recognized as tax benefits but at their applicable foreign tax rates, which in the aggregate were lower than the federal statutory rate.

MERIT MEDICAL SYSTEMS, INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------
Operations. The Company has achieved significant increases to record levels in sales and earnings for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 1996 and 1995:



                                             Three Months Ended                           Nine Months Ended
                                                September 30,                               September 30,

                                          1996                1995                      1996              1995
                                          ----                ----                      ----              ----

Sales                                     100.0 %            100.0 %                   100.0 %            100.0 %
Gross Profit                               42.1               42.5                      41.9               41.1
Operating Expenses                         31.3               34.2                      32.5               36.0
Income From Operations                     10.8                8.3                       9.3                5.1
Other Expense                              (1.1)              (1.4)                     (1.3)              (1.0)
Net Income                                  5.3                4.0                       4.5                2.4

    Sales. Sales for the third quarter and for the nine months of 1996 increased 13% and 18% respectively, compared to the same periods for 1995. This increase resulted from growth in sales of custom kits and sales of new products sold in custom kits and on a stand alone basis. In the third quarter of 1996, custom kits represented 62% of total sales, up from 55 % of sales for the three months ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, custom kits represented 60 % of sales and 56% of total sales, respectively. International sales for the third quarter of 1996 and year to date for 1996 increased 51% and 56%, respectively, compared to the same periods for 1995. Sales through the Company's direct sales force in Europe was $1,429,641 and $3,870,494 for the three and nine months ended September 30, 1996, an increase of 124% and 287% compared to the same periods in 1995.


Gross Profit. Gross profit as a percentage of sales for the third quarter of 1996 was 42.1% down slightly from 42.5% for the third quarter of 1995. For the nine months ended September 30, 1996, gross profit was 41.9% as compared to 41.1% for the same period in 1995. The slight increase is due primarily to improving efficiencies in the Company's operations and increasing volumes of product coming out of the Company's new facility. These improvements continue to be offset by price pressures to varying degrees throughout the Company's product lines and to a continuing change in product mix toward lower margin custom kits.

MERIT MEDICAL SYSTEMS, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------

Operating Expenses. Operating expenses decreased to 31.3% and 32.5% of sales, respectively, for the three and nine months ended September 30, 1996 compared to 34.2% and 36.0% for the same periods in 1995. The Company is beginning to see the absorption of the increased sales expense associated with the expansion of the direct sales force in Europe. Combining this improved selling efficiency with better coverage of administration costs in relation to increased sales volumes has resulted in the nearly 3% improvement in operating expenses for the third quarter of 1996. Product research and development expenses were 4.2% and 4.6% of sales, respectively, for the three and nine months ended September 30, 1996, compared to 5.5% and 5.3% for the same periods in 1995. Such expenses are expected to be approximately four to five percent of sales on an annual basis.

Income. During the quarter ended September 30, 1996, the Company reported income from operations of $1,377,852, an increase of 47.0% compared to income from operations of $937,311 for the comparable period in 1995. This increase was primarily the result of increasing revenues, improving selling, general and administrative efficiencies, as previously discussed. Operating income for the nine months of 1996 was $3,484,794, an increase of 116.5% compared to income from operations of $1,609,740 for the same period in 1995.

Liquidity and Capital Resources. At September 30, 1996, the Company's working capital was $12,941,134 which represented a current ratio of 2.3 to 1. In October of 1995 the Company increased an available secured bank line of credit from $6,500,000 to $8,500,000. The line of credit bears interest at one quarter percent over the bank's prime rate and contains various conditions and restrictions. At September 30, 1996, the outstanding balance under the line of credit was $4,448,400. Also in October 1995 in conjunction with the new credit line, the Company obtained a commitment for a four year term loan for $2.2 million secured by real and intangible property at a rate of one half percent over prime. This loan was used to finance the leasehold improvements the Company paid for in completing the construction and equipping of it's new facility, thereby decreasing the balance of the line of credit and increasing the Company's available working capital. During 1996, the Company negotiated a lease line for $3,000,000 expiring December 31, 1997. This lease line as of September 30, 1996, has not been utilized. The Company intends to use this lease line to purchase production equipment for new and expanding product lines.

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


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     NOVEMBER 12, 1996           /s/ FRED P. LAMPROPOULOW
                                      FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     NOVEMBER 12, 1996           /s/ KENT W. STANGER
                                      KENT W. STANGER
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER