Form 10-K
period 1996-12-31
MERIT MEDICAL SYSTEMS INC
filed 1997-03-31
CIK 856982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           MERIT MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
          Utah                         0-18592                 87-0447695
(State or other jurisdiction     (Commission File No.)        (IRS Employer
    of incorporation)                                       Identification No.)
                             1600 West Merit Parkway
                            South Jordan, Utah 84095
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 253-1600

         Securities registered pursuant to Section 12(b) of the Act:

                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                           Common Stock, No Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 26, 1997, was approximately $51,248,225 Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 26, 1997 the Registrant had 7,218,514 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 21, 1997 is incorporated by reference in Part III of this report.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I    ...................................................................  1

Item 1.           Business...................................................  1
                  --------
          GENERAL ...........................................................  1
          PRODUCTS...........................................................  1
                  Inflation Devices..........................................  2
                  Control Syringes...........................................  2
                  Custom Kits................................................  2
                  Specialty Syringes.........................................  3
                  High Pressure Contrast Injection Line and
                     Sherlock Connectors.....................................  3
                  Manifolds..................................................  3
                  Waste Containment System...................................  3
                  Disposable Blood Pressure Transducer.......................  3
                  Safety Basin...............................................  3
                  Hemostasis Valves..........................................  3
                  Torque Device..............................................  3
                  Stopcock ..................................................  3
                  Contrast Management Systems................................  3
                  Angiographic Needles.......................................  4
                  Mentor   ..................................................  4
          MARKETING AND SALES................................................  4
                  Market Strategy............................................  4
                  U.S. Sales.................................................  4
                  International Sales........................................  4
          CUSTOMERS..........................................................  4
          RESEARCH AND DEVELOPMENT...........................................  5
          MANUFACTURING......................................................  5
          COMPETITION........................................................  5
          PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS..  6
          REGULATION.........................................................  6
          EMPLOYEES..........................................................  7

Item 2.   Properties.........................................................  7
          ----------

Item 3.   Legal Proceedings................................................... 8
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders................  8
          ---------------------------------------------------

PART II   ...................................................................  9

Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters............................................................  9
          ------------------------------------------------------------

Item 6.   Selected Financial Data............................................  9
          -----------------------

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................  9
          ---------------------------------------------------------------

Item 8.   Financial Statements and Supplementary Data........................  9
          -------------------------------------------

Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................  9
          ------------------------------------------------------------

PART III  ................................................................... 10

Item 10, 11, 12 and 13....................................................... 10

PART IV   ................................................................... 11

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 11
          ---------------------------------------------------------------

SIGNATURES................................................................... 13

                                     PART I

Item 1.   Business.

GENERAL

          Merit  Medical  Systems,  Inc. (the  "Company")  was formed in 1987 by members  of its  current  management  for the  purpose of  producing  single use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in innovative product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a series of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals.

          The Company's strategy is to offer a broad line of innovative, disposable products for use in angiography, angioplasty and similar procedures and to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its plastics molding, electronic and sensor-based technologies to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, urology and critical care. The Company's sales of products in combination and in custom kits have increased as additions have been made to the Company's product lines. In 1996, approximately 60% of the Company's sales were made directly to U.S. hospitals and approximately 16% of sales were made to custom packagers who also distribute to U.S. hospitals. Approximately 24% of the Company's sales in 1996 were made in international markets.

          The Company was organized in July 1987 as a Utah corporation. In July 1994 the Company purchased controlling interest in Sentir, Inc., a California-based manufacturer of silicon sensors. The Company has also organized subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct its international business. On January 31, 1997 the Company purchased the operating assets and product lines of Universal Medical Instrument Corp.("UMI"). The Company also leased from UMI a 32,000 square foot factility in Saratoga Springs New York. The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

          The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization laboratories, consultation with the Company's cardiologist advisors and through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes ("CCS"and "Smart Tip"), inflation devices ("Intellisystem," "Monarch," "Basix" and "Limited," including new 25-atmosphere versions of the Intellisystem, Monarch and Basix devices), specialty syringes ("Medallion" and "VacLoc"), high pressure tubing and connectors ("Sherlock") , waste handling and disposal products ("Merit Disposal Depot" and "Backstop"), a disposable blood pressure transducer ("Meritrans"), disposable hemostasis valves ("Passage" and "Access-9"), stopcocks ("Marquis Series") a torque device ("Scout") and contrast management systems ("Miser" and "In-line Contrast Management System"). These products are sold separately and in custom kits consisting primarily of selected combinations of products.

          On January 31, 1997 Merit Medical acquired four new product lines and technologies from UMI (needles, guide wires, sheath introducers and catheters). During January 1997 the Company began marketing a new line of angiographic needles through its direct sales organization world wide. The Company's strategy in the coming months and years will be to combine these newly acquired technologies and product platforms with Merit's existing products and sales force to address larger markets and to expand sales to existing customers.

          The Company has not experienced any product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

          Inflation Devices. Inflation devices are specialized syringes used in interventional catheterization procedures to inflate and deflate balloon-tipped catheters. Each of the Company's inflation devices incorporates proprietary design features which contribute to ease of use, including allowing the cardiologist or radiologist to engage or release the syringe plunger with one hand while increasing or decreasing the pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of balloon pressure.

          The Company's IntelliSystem inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an integral pressure transducer which connects to an electronic monitor outside of the sterile field. To aid the marketing process and encourage use of the Company's products, the electronic monitor is provided without charge to customers using the IntelliSystem. The IntelliSystem measures, times, records and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. The Company believes that electronic sensing and display of such information is much more accurate and precise than can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

           The Monarch is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small electronic monitor mounted on the barrel of the inflation syringe. The monitor does not offer all of the display, storage or printing capabilities of the IntelliSystem but offers the convenience of portable operation.

           The Basix is a disposable inflation device which incorporates a conventional analog pressure gauge, which is mounted on the barrel of the inflation syringe. The Basix more closely resembles devices marketed by the Company's competitors but incorporates the Company's proprietary design features and benefits. The Company believes that the Basix represents a significant addition to its line of inflation devices that will contribute to sales where cost considerations are important, such as in certain international markets.

          The Limited is a disposable inflation device developed for use in peripheral angioplasty procedures. The Limited does not measure or display pressures exerted during the procedures but the syringe incorporates the Company's proprietary design features which provide clarity, ease of use and other benefits.

          In January 1996 the Company began shipping 25-atmosphere versions of the Intellisystem, Monarch and Basix devices in response to market demand for devices capable of performing at higher pressures, such as in procedures involving the placement of stents.

          Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography and angioplasty procedures. The control syringes are molded from polycarbonate material which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features which respond primarily to physician preferences. These features include different configurations of syringe handles and plungers and connections which allow operation of the syringe in a fixed or rotating position. Merit recently introduced a new line of high quality control syringes with a very sensitive low resistance plunger tip (Smart Tip).

          Custom Kits. Custom kits allow physicians to obtain the medical devices and accessories that they most frequently use during angiography, angioplasty and similar procedures in a convenient, prepackaged and preassembled form. Custom kits also provide cost savings over purchasing single products and reduce the hospital's administrative costs associated with maintaining an inventory of individual, sterile products.

          Specialty Syringes. In April 1991, the Company introduced its Merit Medallion syringes, a line of disposable, color coded specialty syringes for injection of medications, flushing of manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of size, color and custom printing combinations. The color coding allows a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes can also be custom printed to the specifications of the user. In response to customer requests, the Company has developed and added additional sizes of its specialty syringes which have applications in dispensing various medication required in a broader range of peripheral procedures. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately but are an important component of the Company's custom kits.

          High Pressure Contrast Injection Line and Sherlock Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into the blood vessel. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi, and requires tubing that can withstand these pressures. In April 1991, the Company introduced its high pressure specialty tubing with its proprietary Sherlock connectors. The specialty tubing is clear so that the fluid path can be observed and debubbled. Sherlock connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without overtightening or breakage. The Company is currently offering specialty tubing which can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock connectors is an important component of custom kits.

          Manifolds. The administration of saline, imaging and contrast fluids and the management of blood pressure monitoring, fluid injection and waste collection in angiography or angioplasty procedures is accomplished through a series of valves on a manifold which controls the flow of various fluids in different directions. The Company has designed its own manifold consisting of two, three, four or five valves. The Company believes its manifold offers greater ease of use, simplified identification of flow direction and leak-free operation under the pressures of manual or mechanical injection of fluids when compared to manifolds sold by competitors. The Merit Manifold is sold separately but is also a key component of the Company's custom kits.

          Waste Containment System. Because of heightened awareness of the dangers associated with contacting blood and related waste materials, hospitals have moved toward closed systems whenever possible. To address these concerns, the Company has designed a waste containment bag which connects to a manifold and collects waste materials such as blood and other fluids during angiography, angioplasty or other procedures. The Merit Disposal Depot is self-contained for ease of disposal and reduces risk of contamination.

          Disposable Blood Pressure Transducer. The Meritrans is a disposal blood pressure transducer designed to provide reliable and precise blood pressure measurements. The device has a clear transducer housing and a flow-through design for easy flushing and debubbling.

          Safety Basin. The BackStop is a fluid disposal basin designed to reduce human exposure to contaminated blood and fluids.

          Hemostasis Valves. The Passage and Access-9 hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's Angioplasty Pack. These valves are made with polycarbonate plastics for clarity and include Sherlock connectors. The Passage and Access-9 valves differ primarily in size.

          Torque Device. The Scout is a torque device which is a guidewire steering device with a tapered design and contrasting colors for improved visibility. The Scout is typically included as a component of the Company's Angioplasty Pack.

          Stopcock. The Company has introduced the Marquis Series Stopcock which offers improvements on competitive stopcock devices, including a larger, easy grip handle. The Marquis Series Stopcock is used in connection with Sherlock connectors to provide improved connections during procedures.

          Contrast  Management  Systems.  The  Miser  and the  In-line  Contrast
Management   System  have  been   designed  to  increase   catheterization   lab
efficiencies by reducing or eliminating contrast media waste.

          Angiographic Needles. The angiography needle creates the percutaneous access site for all angiography and angioplasty procedures. This site is the
point-of-entry  for  the  introducer  sheath,  guidewires,   catheters  and  any
interventional devices. The Merit Majestik Needle helps the physician achieve precision vascular access.

          Mentor. The Merit Mentor Simulator/Tester, was developed to augment the use of our Meritrans Disposable Transducer. The Mentor is used to simulate a pressure to the Meritrans which allows the clinician to verify the calibration of the patient monitoring system before the case begins.

MARKETING AND SALES

          Market Strategy. The Company's marketing strategy is strongly focused on identifying and introducing highly differentiated products that meet customer needs. The Company has targeted selected hospital market segments in Cardiology and Radiology where its products are used. While suggestions for new products and product improvements may come from engineers, sales persons and other radiologists and other technicians who perform the clinical procedures.

          When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically, and has good potential financial return, a "project team" is chartered with individuals from Marketing, Engineering, Manufacturing and Quality Assurance. This team quickly and efficiently clarify the customer requirements, integrate the design, compile all necessary documentation and testing and prepare the product for market introduction. The Company strongly believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

          U.S. Sales. The Company's direct sales force currently consists of a vice president of sales, four regional sales managers and 36 direct sales representatives located in major metropolitan areas throughout the U.S. The Company's sales persons are trained by Company personnel at the Company's facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company and by observation of procedures in catheterization laboratories.

          International Sales. Outside of the U.S., the Company's products are presently sold by 42 independent dealer organizations and 13 direct sales representatives in Germany, France, the United Kingdom, Canada, Belgium, the Netherlands, and Ireland. In 1996, the Company's international sales grew by 43% and accounted for approximately 24% of total sales. The Company has appointed a vice president for international sales and established an international sales office in Paris, France. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

          International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which they are sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

CUSTOMERS

          The Company's principal customers in the U.S. are hospitals where the Company's primary contacts are with the catheterization laboratory directors, cardiologists, radiologists and technicians. Hospitals also purchase the Company's products in the U.S. through custom packagers and packers who assemble and combine products in custom kits and packs. The Company's customers outside the U.S. are hospitals and other end users in those countries where a direct sales force has been established and, in other countries are independent dealers in medical products who resell to hospitals and other customers.

          Sales to the Company's single largest customer, a foreign dealer, accounted for 7.1% of total sales during the year ended December 31, 1996. In 1996, approximately 60% of the Company sales were made directly to domestic hospitals, 16% to custom packagers and packers and 24% to international markets.

RESEARCH AND DEVELOPMENT

          The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. With the addition of the technologies acquired from UMI and 14 new R&D professionals there is a new focus on interventional vascular access products, such as needles, guide wires, catheters, introducers . Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $2,069,882, $2,330,324, and $ 2,533,171 in 1994, 1995 and 1996, respectively. There was no customer sponsored research and development. The Company anticipates that such expenses will continue at approximately 5.0% to 7.0% of sales.

MANUFACTURING


          Many of the Company's products are manufactured utilizing its proprietary technology and expertise in plastic injection and insert molding. Tooling of molds is contracted with third parties but the Company designs and owns all of its molds. The Company utilizes its experience in injection and insert molding technologies in the manufacture of most of the custom components used in its products.

          The   electronic   monitors   and  sensors   used  in  the   Company's
IntelliSystem and Monarch inflation devices are assembled from standard electronic components or purchased from suppliers. In July 1994, the Company acquired a 73% interest in Sentir, Inc. ("Sentir"), a Utah corporation with its principal offices in Santa Clara, California, which is engaged in development and marketing of silicon sensors. Sentir was founded in 1991 by the Company's President and Chief Executive Officer, Fred P. Lampropoulos, to develop micromachining technology and silicon sensors. Sentir is presently providing substantially all of the sensors utilized by the Company in certain of its inflation devices.

          In December 1996 the Company began operation of a new 26,500 square foot facility in Galway Ireland. This facility will be used as the administrative and distribution headquarters to support the European direct sales force. The facility will also house the research and development team developing a new PTCA guide wire as well as other new products. Beginning the second quarter of 1997 the Company will startup manufacturing operations for several new and existing product lines, such as custom kits, the Basix inflation device and the new PTCA guide wire.

          In February 1997 the Company entered into an 18 month lease (with options to extend for three additional two year terms) of a 32,000 square foot facility in Saratoga Springs, New York from UMI, and along with acquired assets began manufacturing the existing product lines of UMI.

          The Company does not believe that it is dependent on any single supplier and considers its relationship with its suppliers to be good.

COMPETITION

          The principal competitive factors in the markets in which the Company's products compete are quality, performance, service and price. The Company believes that its products have achieved rapid market acceptance due, in part, to the quality of materials and workmanship, innovative design and ease of operation, the Company's attention to customer service, evidenced by same-day shipment of most orders, and employment of product managers who respond promptly to customer inquiries. The Company's products are priced competitively, but not below prices for competing products.

          There are several companies which are in the business of designing, manufacturing and marketing devices similar to the Company's products, most of which have substantially greater financial, technical and marketing resources than the Company. There are several companies which compete with the Company in the U.S. market for products and accessories used in angiography and angioplasty procedures. The Company believes, based on available industry data with respect to the number of such procedures performed, that it is one of two market leaders in the U.S. for control syringes (together with NAIMIC USA Corporation, a subsidiary of Pfizer), and is the leader in the U.S. market for inflation devices. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

          A substantial majority of the Company's revenues are presently derived from sales of products used in coronary angiography and angioplasty procedures. Other procedures, devices and drugs for the treatment and prevention of coronary artery disease have been developed and are currently being used such as laser angioplasty, vascular stents, atherectomy procedures and drug therapies, the effect of which may be to render certain of the Company's products obsolete or to limit the markets for its products.

PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS

          The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Two U.S. patents covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure were issued in 1991 and two U.S. patents covering digital control aspects of the Company's IntelliSystem inflation device and for displaying, storing and retrieving inflation data were obtained in 1992 and 1993. The
Company has obtained other patents covering each of its Monarch and Basix inflation devices and additional features of the IntelliSystem.

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem and Monarch inflation devices in consideration of a 5.75% ongoing royalty not to exceed $450,000 annually. Royalties paid in each of 1996, 1995 and 1994 were $450,000.

          While the Company has obtained U.S. patents and filed additional U.S. and foreign patent applications as discussed above, there can be no assurance that issued patents will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. The Company could incur substantial costs in seeking enforcement of its patents against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

          The Company has registered or applied for registration of several trade names or trademarks. See "--Products." The Company also places copyright notices on its instructional and advertising materials and has registered copyrights relating to certain software used in its electronic inflation devices.

REGULATION

          The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs who is responsible for compliance with all applicable FDA regulations.

Although the Company believes it is currently in material compliance with all applicable FDA requirements, the Company's business could be adversely affected by failure to comply with all applicable FDA and other government regulations presently existing and promulgated in the future.

          The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

          New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations of the FDA and similar health authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) Pre-Market Notification regulations require FDA clearance prior to marketing. To date, the Company's products have required only compliance with the Section 510(k) Pre-Market Notification regulations. The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company has been advised that it may place the "CE" mark on all nonelectronic devices and products sold in Europe. The Company has received ISO 9001 certification for its South Jordan facility.

EMPLOYEES

          As of March 23, 1997, the Company employed 755 persons, including 545 in manufacturing, 87 in marketing, 68 in engineering, research and development and 55 in administration.

          Many of the Company's present employees are highly skilled. The Company's failure or success will depend, in part, upon its ability to retain such employees. Management is of the opinion that an adequate supply of employees with requisite training and skill is available. The Company has confidentiality agreements with its key employees, including each of its executive officers. None of the Company's employees are represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.


Item 2.   Properties.

          The Company is the owner of approximately 35 acres of real property situated in South Jordan City, Utah, which surrounds the site of its 175,000 square foot office and manufacturing facility where it relocated and consolidated its operations in November 1994. The Company sold to the developer ten acres of land on which the facility was constructed and entered into a 25-year lease agreement to finance the new facility. Monthly lease payments are approximately $108,000. The Company also holds an option to purchase the facility, exercisable at market value after ten years and, if not exercised, after 25 years. The new facility has been constructed to the Company's specifications and is presently utilized to the extent of approximately 75% on a single-shift basis. The facility is deemed adequate for the Company's present level of operations and for anticipated increases in the level of operations.

          The Company continues to lease approximately 25,000 square feet at its former location which are being subleased to third parties.

          The Company is leasing a building of approximately 26,500 square feet in Galway County Galway, Republic of Ireland, as its principal office and future manufacturing and research and development facility for European operations. The property has been leased and is being improved and equipped on terms deemed favorable to the Company in connection with economic development incentives and grants provided by the Irish Government. This lease is for 20 years at approximately $156,000 per year less a 50% subsidy from the Irish government for 3 years. The Company also has a perpetual purchase option available at favorable terms through the term of the lease.

          The Company has also acquired approximately 1 1/2 acres and a building of approximately 25,000 square feet in Castlerea, County Roscommon, Republic of Ireland.

          The Company also entered into a short term (18 months, with options to extend for three additional two year terms) lease of a 32,000 square foot facility in Saratoga Springs New York with very favorable terms.

Item 3.   Legal Proceedings.

          On February 4, 1994, an action was filed in the Third District Court of Salt Lake County, State of Utah by an individual claiming to be a shareholder of the Company and naming the Company, Fred P. Lampropoulos, President of the Company, and Sentir, a company founded by Mr. Lampropoulos, as defendants. The complaint asserts claims on behalf of the Company (derivative claims) against Mr. Lampropoulos and Sentir, alleging breach of fiduciary duty, and the improper taking of a corporate opportunity in connection with the formation of Sentir. The relief sought in connection with the derivative claims included disgorgement, costs, and attorney's fees. The Company appointed an independent Special Litigation Committee of the Board to determine the Company's course of action on the derivative claims which engaged counsel separate from the Company's usual counsel for purposes of the derivative claims. On November 7, 1995, pursuant to a Motion filed on behalf of the Company's Special Litigation Committee, the Court made a minute entry granting the motion to Dismiss the derivative claims, without prejudice. On November 4, 1996, the Special
Litigation Committee delivered its report essentially concluding that the derivative claims were not well founded. Nevertheless, on November 22,1996, the plaintiff refiled the derivative claims in the Third District court of Salt Lake County, State of Utah and on January 22, 1997, a motion to dismiss was filed on behalf of the Company, seeking to terminate the litigation and asserting that the report of the Special Litigation Committee is entitled to deference under the law. Plaintiff has not yet responded


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.

          The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 6.   Selected Financial Data.

          The "Selected Financial Data" included in Company's Annual Report to Shareholders for the year ended December 31, 1996 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The "Management's Discussion and Analysis of Financial Condition" included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data.

          The Company's financial statements and notes included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K are incorporated herein by reference.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

          There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10, 11, 12 and 13.

          These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 21, 1997. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)     Documents Filed as Part of this Report:

                  Financial Statements.   The following financial statements are
          incorporated by reference as provided in Item 8 of this report:

                  --        Independent Auditors' Report

                  --        Balance Sheets as of December 31, 1996 and 1995

                  --        Statements   of   Operations  for  the  Years  Ended
                            December 31, 1996, 1995 and 1994

                  -- Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  --        Statements  of   Cash  Flows  for  the  Years  Ended
                            December 31, 1996, 1995 and 1994

                  --        Notes to Financial Statements

          (b)     Reports on Form 8-K:

                  None.

          (C)     Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                         Description                                           Exhibit No.
           -----------------------------------------------------------------------   -------------------------------
      3.1  Articles of Incorporation of the Company, as amended and restated*        [Form 10-Q filed August 14,
                                                                                     1996, Exhibit No. 1]
      3.2  Bylaws of the Company*                                                    [Form S-18 filed October 19,
                                                                                     1989, Exhibit No. 2]
      4    Specimen Certificate of the Company's Common Stock, no par value*         [Form S-18 filed October 19,
                                                                                     1989, Exhibit No. 10]
     10.1  Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and      [Form 10-Q filed August 14,
           restated) dated March 25, 1996*                                           1996, Exhibit No. 2]
     10.2  Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended        [Form S-1 filed February 14,
           effective January 1, 1991*                                                1992, Exhibit No. 8]
     10.3  License Agreement, dated April 8, 1992 between the Company and Utah       [Form S-1 filed February 14,
           Medical Products, Inc.*                                                   1992, Exhibit No. 5]
     10.4  Lease Agreement dated as of June 8, 1993 for office and manufacturing     [Form 10-K for year ended
           facility*                                                                 December 31, 1994, Exhibit
                                                                                     No. 10.5]
     10.5  Loan Agreement with Zions First National Bank dated October 10,           [Form 10-K for year ended
           1995*                                                                     December 31, 1995, Exhibit
                                                                                     No. 10.5]




                                         Description                                           Exhibit No.
           -----------------------------------------------------------------------   -------------------------------
     13.1  Annual Report to  Shareholders  for the year ended December 31, 1996.
           Filed herewith  Certain  portions of this exhibit are incorporated by reference into this report on Form 10-K; except as so incorporated by reference,  the Annual Report to  Shareholders is not deemed filed as part of this report on Form 10-K.
     24.1  Consent of Independent Public Accountants.                                Filed herewith
     27    Financial Data Schedule                                                   Filed herewith

-------- -----------------

*  These exhibits are incorporated herein by reference.

          (d)    Financial Statement Schedules: There are no financial statement schedule  required  to  be filed
                                                with this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                       MERIT MEDICAL SYSTEMS, INC.



                                       By:______________________________________
                                           Fred P. Lampropoulos, President
                                             and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27,1997.


            Signature                            Capacity in Which Signed




____________________________              President, Chief Executive Officer and
                                          Director
Fred P. Lampropoulos



____________________________              Chief  Financial  Officer,  Secretary,
                                          Treasurer   and   Director  (Principal
Kent W. Stanger                           financial and accounting officer)



____________________________              Director
Richard W. Edelman



----------------------------
Rex C. Bean                               Director



----------------------------
James J. Ellis                            Director



----------------------------
Michael E. Stillabower                    Director