Form 10-Q
period 1997-03-31
MERIT MEDICAL SYSTEMS INC
filed 1997-05-15
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
      OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number                  0-18592


                           MERIT MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Utah                                            87-0447695
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Identification No.)
 incorporation or organization)


                1600 West Merit Park Way, South Jordan UT, 84095
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 253-1600
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                           7,240,081
-----------------                            ----------------------------------
TITLE OR CLASS                                Number of Shares Outstanding at
                                              May 14, 1997

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                           PAGE

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1997
            and December 31, 1996...........................................1

            Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996...................................3

            Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996...................................4

            Notes to Consolidated Financial Statements......................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................7


PART II.          OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K................................9


SIGNATURES..................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996



                                                   March 31,       December 31,
ASSETS                                               1997               1996
------                                        ---------------    -------------
                                                  (Unaudited)
CURRENT ASSETS:
Cash                                           $      590,496   $    1,262,950
Trade receivables - net                             7,943,171        7,379,079
Employee and related
  party receivables                                   287,086          327,425
Irish Development Agency grant receivable             589,568          416,891
Inventories                                        14,504,314       13,852,360
Prepaid expenses other assets                         843,482          518,823
Deferred income tax assets                            702,463          729,060
                                                -------------    -------------
Total current assets                               25,460,580       24,486,588
                                                  -----------      -----------

PROPERTY AND EQUIPMENT:
Land                                                1,105,298        1,107,351
Building                                              991,979        1,043,804
Manufacturing equipment                             9,278,619        8,656,145
Automobiles                                           124,138          144,535
Furniture and fixtures                              4,009,144        3,816,402
Leasehold improvements                              4,509,965        2,673,897
Construction-in-progress                            3,608,826        5,193,993
                                                   ----------       ----------
Total                                              23,627,969       22,636,127
Less accumulated depreciation
  and amortization                                 (7,996,400)      (7,605,728)
                                                 ------------      -----------
Property and equipment - net                       15,631,569       15,030,399
                                                 ------------      -----------

OTHER ASSETS:
Intangible assets - net                             1,697,087        1,839,532
Deposits                                              180,506          169,177
Goodwill                                              616,067
Prepaid royalty                                       171,428          192,857
                                                  -----------       ----------
Total other assets                                  2,665,088        2,201,566
                                                   ----------        ---------

TOTAL                                            $ 43,757,237     $ 41,718,553
                                                 ============     ============


Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

MARCH 31, 1997 AND DECEMBER 31, 1996




LIABILITIES AND STOCKHOLDERS'                    March 31,      December 31,
EQUITY                                             1997             1996
------                                        --------------   --------------
                                                (Unaudited)
CURRENT LIABILITIES:
Line of credit                                  $  4,499,250      $ 4,533,873
Current portion of long-term debt                  1,510,864        1,388,576
Trade payables                                     2,382,516        2,709,869
Accrued expenses                                   2,648,274        2,969,246
Advances from employees                               76,729          107,907
Income taxes payable                                 205,083           15,906
                                               -------------       ----------
Total current liabilities                         11,322,716       11,725,377

DEFERRED INCOME TAX LIABILITIES                      868,444          852,578

LONG-TERM DEBT                                     4,687,100        4,822,126

DEFERRED CREDITS                                   1,628,216        1,467,660
                                              --------------      -----------

Total Liabilities                                 18,506,476       18,867,741
                                               -------------      -----------

MINORITY INTEREST IN SUBSIDIARY                      374,802          363,689
                                              --------------    -------------

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   10,000,000 shares authorized;
   7,229,579 and 6,942,290 shares
   issued and outstanding at March 31, 1997
   and December 31, 1996, respectively            16,537,343       14,184,975
Foreign currency translation adjustment             (169,689)         (14,089)
Retained earnings                                  8,508,305        8,316,237
                                                ------------     ------------
Total stockholders' equity                        24,875,959       22,487,123
                                                ------------      -----------

TOTAL                                           $ 43,757,237     $ 41,718,553
                                                ------------     ------------







See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996         (Unaudited)
----------------------------------------------------------------------


                                                     March 31,        March 31,
                                                     1997             1996
SALES                                             $ 13,833,143      $12,130,015

COST OF SALES                                        8,451,853        7,012,670
                                                    ----------       ----------

GROSS PROFIT                                         5,381,290        5,117,345
                                                   -----------        ---------

OPERATING EXPENSES:
Selling, general and administrative                  3,839,438        3,418,032
Research and development                               910,053          615,844
                                                  ------------     ------------
TOTAL                                                4,749,491        4,033,876
                                                   -----------       ----------

INCOME FROM OPERATIONS                                 631,799        1,083,469

OTHER EXPENSE - NET                                    179,533          162,614
                                                   -----------     ------------

INCOME BEFORE INCOME TAX EXPENSE                       452,266          920,855

INCOME TAX EXPENSE                                    (249,086)        (325,862)

MINORITY INTEREST IN INCOME  OF SUBSIDIARY              11,113           62,546
                                                   -----------     ------------

NET INCOME                                         $   192,067        $ 532,447
                                                   ===========        =========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE                   $           .03    $         .08
                                               ===============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING            7,307,292        6,941,491
                                                    ==========      ===========





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996           (Unaudited)
------------------------------------------------------------------------



                                                                            March 31,        March 31,
                                                                              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 192,067         $532,447
                                                                           ---------         --------
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                                508,143          568,955
Bad debt expense                                                              28,780
(Gains) losses on sales and abandonment of
 property and equipment                                                       (3,394)           2,186
Deferred income taxes                                                         42,463            1,934
Minority interest in income of subsidiary                                     11,113           62,546
Tax benefit attributable to appreciation of
  common stock options exercised
  Changes in operating assets and liabilities:
         Trade receivables                                                  (592,872)        (242,446)
         Employee and related party receivables                               40,339           49,835
         Irish Development Agency grant receivable                             5,247          (44,305)
         Inventories                                                          21,890         (400,054)
         Prepaid expenses and other assets                                  (324,659)        (285,700)
         Deposits                                                            (11,329)          12,657
         Trade payables                                                     (327,353)        (579,164)
         Accrued expenses                                                   (320,972)        (143,956)
         Advances from employees                                             (31,178)          49,239
         Income taxes payable                                                189,177          144,760
         Other, net                                                         (155,600)         (39,482)
                                                                         ------------       ----------

Total adjustments                                                           (920,205)        (842,995)
                                                                         ------------      -----------

Net cash used in operating activities                                       (728,138)        (310,548)
                                                                         ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                    (487,513)        (996,598)
  Goodwill                                                                   (49,265)
  Intangible assets                                                           66,556          (92,891)
Proceeds from sale of property and equipment                                  16,482           20,119
                                                                         -------------   -------------

Net cash used in investing activities                                       (453,740)      (1,069,370)
                                                                           ---------------------------

Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996    (Unaudited)
-----------------------------------------------------------------






                                                                            March 31,        March 31,
                                                                              1997             1996
                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds included in deferred credits                                                         277,719
Proceeds from issuance of  common stock                                      852,368          394,869
Principal payments on:
  long-term debt                                                            (290,954)        (190,920)
  line of credit                                                             (34,623)      (1,257,811)
  deferred credits                                                           (17,367)         (17,367)
Proceeds from issuance of long-term debt                                                    2,200,000
                                                                          ----------       ----------

Net cash provided by  financing activities                                   509,424        1,406,490
                                                                          ----------       ----------

NET INCREASE (DECREASE) IN CASH                                             (672,454)          26,572

CASH AT BEGINNING OF PERIOD                                                1,262,950          270,841
                                                                       -------------      -----------

CASH AT END OF PERIOD                                                   $    590,496      $   297,413
                                                                        ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the period for interest (including
  capitalized interest of $29,428 and $34,384, respectively)            $    205,042      $   136,695
                                                                        ============      ===========

  Income taxes                                                          $     17,446      $   179,168
                                                                       =============      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month period ended March 31, 1997 and 1996, the Company entered
into  notes  payable   totaling   $278,216  and  $583,006,   respectively,   for
manufacturing equipment and furniture and fixtures.

On January 31, 1997, the Company exchanged 152,424 shares of the Company's common stock valued at $1.5 million for the purchase of substantially all of the operating assets of Universal Medical Instrument Corp. The purchase price of $1.5 million was allocated to inventory at $673,844, property and equipment at $259,354, and goodwill at $566,802.


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at March 31, 1997 and December 31, 1996 consisted of the following:



                                              March 31,       December 31,
                                                 1997            1996
                                           --------------     ------------

              Raw materials                   $ 4,146,044      $ 4,025,497
              Work-in-process                   4,434,811        3,806,150
              Finished goods                    5,923,459        6,020,713
                                            -------------    -------------
              Total                           $14,504,314      $13,852,360
                                              -----------      -----------


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 1997 and 1996. The effective tax rate for the quarter ended March 31, 1997 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs a 35% federal statutory tax rate.


4. Recently Issued Financial Accounting Standards. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard established standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board Opinion (APB) Opinion No.
15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

Under the new statement, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $ .03 for the quarter ended March 31, 1997. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $ .03 for the quarter ended March 31, 1997.

MERIT MEDICAL SYSTEMS, INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operations. The Company's sales increased for the three months ended March 31, 1997 compared to the same period in 1996. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1997 and 1996:

                                                  Three Months Ended
                                                      March 31,
                                               1997             1996

Sales                                         100.0 %          100.0%
Gross Profit                                   38.9             42.2
Selling, general and administrative            27.8             28.2
Research and development                        6.6              5.1
Income From Operations                          4.6              8.9
Other Expense                                   1.3              1.3
Net Income                                      1.4              4.4


Sales for the first quarter of 1997 increased by 14%, or $1,703,128, compared to the same period for 1996. This increase was attributable to growth in sales of inflation devices, custom kits, and new products such as angiographic needles. International sales for the first quarter of 1997 represented 23% of total Company sales compared to 21% of sales for the comparable period in 1996. In the first quarter of 1997, the Company continued its transition from sales through a dealer network in the Netherlands, Belgium and Canada to a direct sales force. For the first quarter of 1997 the direct sales force accounted for sales of $1,593,871, an increase of 36%, which represented 51% of total international sales. On January 31, 1997 Merit Medical Systems acquired certain of the assets, technologies and products of Universal Medical Instrument Corporation which were transferred to the Company's new Vascular Access division. This division was organized as part of a strategy to accelerate the Company's entry into new complementary markets and for the months of February and March, added $267,467 in sales.

Gross Profit. Gross profit as a percentage of sales decreased in the first quarter of 1997 to 38.9% as compared to 42.2% in the first quarter of 1996. Factors contributing to the decrease resulted from increases in direct and indirect labor costs, which included market adjustments in response to competition for employees, and price competition affecting several products, especially in European markets. The Company also incurred startup and transition costs in the Company's newly organized Vascular Access division and experienced an expected temporary decline in sales at Sentir, as Sentir's customers have been reducing inventories.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




Operating Expenses. Operating expenses increased as a percentage of sales to 34.4% of sales in the first quarter of 1997 compared to 33.3% in the first quarter of 1996. The increase was primarily due to an almost $300,000 (48%) increase in research and development expenses incurred in both Ireland and the U.S. This investment in new product development is part of the Company's long term growth strategy of expanding its business to new market segments within cardiology and radiology. Although the costs of supporting a direct sales force in Europe continued to be high, selling general and administrative costs as a percentage of sales declined to 27.8% compared to 28.2% for the first quarter of 1996. The improvement in the current period was due primarily to economies of scale associated with increasing sales volumes and a continuous Company wide focus on achieving greater individual productivity.


Income. During the quarter ended March 31, 1997, the Company reported income from operations of $631,799 a decrease of 41.7% from income from operations of $1,083,469 for the comparable period in 1996. Lower earnings for the most recent quarter were attributable to increased research and development expense, lower margins ,expenses incurred by the Company related to the aquisition of UMI and the ramp-up of production in Europe, as well as the transititon to a direct sales force in Canada, Belgium and the Netherlands.

Liquidity and Capital Resources. At March 31, 1997, the Company's working capital was $14,137,864 which represented a current ratio of 2.25 to 1. During 1995, the Company increased an available secured bank line of credit to $8,500,000 and obtained $2.2 million in term debt which was drawn down in February of 1996. The line of credit bears interest at .25 percent over the banks prime rate and contains various conditions and restrictions. At March 31, 1997, the outstanding balance under the line of credit was $4,499,250. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

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


MERIT MEDICAL SYSTEMS, INC.
----------------------------
REGISTRANT





Date:     May 14, 1997                  /s/ Fred P. Lampropoulos
       ------------------               -----------------------------------
                                        FRED P. LAMPROPOULOS
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 14, 1997                  /s/ Kent W. Stanger
       ------------------               -----------------------------------
                                        KENT W. STANGER
                                        SECRETARY AND CHIEF FINANCIAL OFFICER