Form 10-Q
period 1997-06-30
MERIT MEDICAL SYSTEMS INC
filed 1997-08-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
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

                 1600 West Merit Parkway, South Jordan UT, 84095
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 253-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



 Common Stock                                              7,282,841
--------------                                   -------------------------------
TITLE OR CLASS                                   Number of Shares Outstanding at
                                                        August 12, 1997

                          MERIT MEDICAL SYSTEMS, INC.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1.   Financial Statements

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996 .............................................1

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996.......................................3

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996.......................................4

         Notes to Consolidated Financial Statements.........................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................8


PART II.    OTHER INFORMATION


  Item 4.    Submission of Matters to a Vote of Security Holders............10

  Item 6.    Exhibits and Reports on Form 8-K...............................11

SIGNATURES..................................................................11

                        PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------



                                                June 30,
                                                  1997         December 31,
ASSETS                                         (Unaudited)        1996
------                                       ------------    --------------
CURRENT ASSETS:
Cash                                         $    536,664       $ 1,262,950
Trade receivables - net                         8,448,047         7,379,079
Employee and related party receivables            291,103           327,425
Irish Development Agency grant receivable         756,393           416,891
Inventories                                    14,409,683        13,852,360
Prepaid expenses and other assets                 798,602           518,823
Deferred income tax assets                        716,005           729,060
                                            -------------     -------------
Total current assets                           25,956,497        24,486,588
                                            -------------     -------------

PROPERTY AND EQUIPMENT:
Land                                            1,103,813         1,107,351
Building                                          996,198         1,043,804
Automobiles                                       142,291           144,535
Manufacturing equipment                        10,008,473         8,656,145
Furniture and fixtures                          4,053,570         3,816,402
Leasehold improvements                          4,396,514         2,673,897
Construction-in-progress                        3,344,302         5,193,993
                                            -------------     -------------
Total                                          24,045,161        22,636,127
Less accumulated depreciation
  and amortization                             (8,541,379)       (7,605,728)
                                            -------------     -------------
Property and equipment - net                   15,503,782        15,030,399
                                            -------------     -------------

OTHER ASSETS:
Intangible assets - net                         1,872,685         1,839,532
Cost in excess of the fair value
 of assets acquired - net                         600,460
Prepaid royalty - net                             150,000           192,857
Deposits                                          240,517           169,177
Total other assets                              2,863,662         2,201,566

TOTAL                                       $  44,323,941     $  41,718,553
                                            -------------     -------------




Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                June 30,
                                                      1997          December 31,
                                                   (Unaudited)          1996
                                                  ------------     -------------
CURRENT LIABILITIES:
Line of credit                                      4,806,644         4,533,873
Current portion of long-term debt                   1,451,663         1,388,576
Trade payables                                      2,303,272         2,709,869
Accrued expenses                                    2,748,776         2,969,246
Advances from employees                                77,447           107,907
Income taxes payable                                  425,842            15,906
                                                  ------------     -------------
Total current liabilities                          11,813,644        11,725,377

DEFERRED INCOME TAX LIABILITIES                       851,891           852,578

LONG-TERM DEBT                                      4,377,434         4,822,126

DEFERRED CREDITS                                    1,604,386         1,467,660
                                                  ------------     -------------

Total liabilities                                  18,647,355        18,867,741
                                                  ------------     -------------

MINORITY INTEREST IN SUBSIDIARY                       372,083           363,689
                                                  ------------     -------------

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   10,000,000 shares authorized;
   7,271,146 and 6,942,290 shares
   issued at June 30, 1997
   and December 31, 1996, respectively             16,803,729        14,184,975
Retained earnings                                   8,792,264         8,316,237
Foreign currency translation adjustment              (291,490)          (14,089)
                                                  ------------     -------------
Total stockholders' equity                         25,304,503        22,487,123
                                                  ------------     -------------

TOTAL                                             $44,323,941       $41,718,553
                                                  ------------     -------------







See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996    (Unaudited)
--------------------------------------------------------------------------------


                                        Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                        ------------------           ----------------

                                         1997         1996          1997           1996
                                     ---------------------------------------------------

SALES                               $ 15,326,070  $12,652,128  $ 29,159,213 $ 24,782,143

COST OF SALES                          9,423,324    7,431,664    17,875,177   14,444,334
                                      ----------   ----------    ----------   ----------

GROSS MARGIN                           5,902,746    5,220,464    11,284,036   10,337,809
                                      ----------    ----------   ----------   ----------

OPERATING EXPENSES:
Selling, general and administrative    3,928,977    3,621,522     7,768,415     7,039,554
Research and development               1,165,286      575,469     2,075,339     1,191,313
                                      -----------   ---------    ----------   -----------
TOTAL                                  5,094,263    4,196,991     9,843,754     8,230,867
                                      -----------   ---------    ----------   -----------

INCOME FROM OPERATIONS                   808,483    1,023,473     1,440,282     2,106,942

OTHER EXPENSE                            230,772      184,132       410,305       346,746
                                      ----------    ---------    ----------   -----------

INCOME BEFORE INCOME TAX EXPENSE         577,711      839,341     1,029,977     1,760,196

INCOME TAX EXPENSE                       296,470      312,743       545,556       638,605

MINORITY INTEREST IN (INCOME)
 LOSS OF SUBSIDIARY                        2,719      (40,140)       (8,394)     (102,686)
                                      ----------    ---------     ---------   -----------

NET INCOME                            $  283,960    $ 486,458     $ 476,027   $ 1,018,905
                                      ==========    =========     =========   ===========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE          $     0.04    $    0.07     $    0.07   $      0.15
                                      ==========    =========     =========   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                    7,334,727    7,107,358     7,194,421     7,024,424
                                      ==========    =========     =========   ===========






See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996   (Unaudited)
--------------------------------------------------------------------------------



                                                                          June 30,       June 30,
                                                                            1997           1996
                                                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   476,027    $ 1,018,905
                                                                        -----------    -----------
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                           1,242,618      1,204,057
  Bad debt expense                                                           61,130         14,143
(Gains) losses on sales and abandonment of
   property and equipment                                                    (3,477)         2,150
Amortization of deferred credit                                             (20,972)
Deferred income taxes                                                        12,368        (44,002)
Minority interest in income of subsidiary                                     8,394        102,686
  Changes in operating assets and liabilities net of
   effects from purchase of
   UMI:
         Trade receivables                                               (1,130,098)      (665,769)
         Employee and related party receivables                              36,322         34,742
         Irish Development Agency grant receivable                         (164,437)      (119,100)
         Inventories                                                        116,521       (828,754)
         Prepaid expenses                                                  (279,779)      (300,761)
         Deposits and other                                                 (71,340)         8,466
         Trade payables                                                    (406,597)      (482,957)
         Accrued expenses                                                  (220,470)       462,973
         Advances from employees                                            (30,460)        43,044
         Income taxes                                                       409,936         49,040
         Other                                                             (277,401)       (39,163)
                                                                        -----------    -----------
Total adjustments                                                          (717,742)      (559,205)
                                                                        -----------    -----------

Net cash provided by (used in) operating activities                        (241,715)       459,700
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                                                 (1,044,906)    (1,230,254)
  Cash payment in connection with assets purchased from UMI                 (59,736)
  Intangible assets                                                        (112,854)      (326,888)
  Proceeds from the sale of property and equipment                           18,588
                                                                        -----------    -----------

Net cash used in investing activities                                    (1,198,908)    (1,557,142)
                                                                        -----------    -----------



Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996    (Unaudited)
--------------------------------------------------------------------------------

                                                   June 30,        June 30,
                                                     1997           1996
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Deferred credit                                                320,404
    Line of credit                                  272,771
    Issuance of common stock                      1,118,754        704,801
    Long-term debt                                               2,200,000
Principal payments on:
    Long-term debt                                 (659,821)      (689,833)
    Line of credit                                              (1,245,256)
    Deferred credit                                 (17,367)       (34,734)
                                                -----------    -----------

Net cash provided by financing activities           714,337     1 ,255,382
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                    (726,286)       157,940

CASH AT BEGINNING OF PERIOD                       1,262,950        270,841
                                                -----------    -----------

CASH AT END OF PERIOD                           $   536,664    $   428,781
                                                ===========    ===========

SUPPLEMENTAL  DISCLOSURES OF CASH
   FLOW  INFORMATION
   Cash paid during the period for:
    Interest (including capitalized interest
      of $63,338 and $85,291, respectively)     $   461,352    $   315,065
                                                ===========    ===========
   Income taxes                                 $   123,252    $   633,567
                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

During the six months  ended June 30,  1997 and 1996 the  Company  issued  notes
payable  totaling  $278,216  and  $1,345,830  respectively,   for  manufacturing
equipment, furniture and fixtures, land and building.

The Company  purchased  certain  assets  from an  unrelated  company,  Universal
Medical Instruments (UMI), during the six months ended June 30, 1997. In connection with this transaction, the following assets were recorded:

   Inventory                                   $  673,844
   Property and equipment                         259,354
                                               ----------
                                                  933,198
   Purchase  price-consisting  of 152,424
   shares of the Company's  common stock
   valued at $1,500,000 and $59,736 in cash     1,559,736
                                               ----------
   Cost in excess of the fair value of
   assets acquired                              $ 626,538
                                               ==========

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at June 30, 1997 and December 31, 1996 consisted of the following:


                                                June 30,    December 31,
                                                  1997          1996
                                           -------------- -------------

       Raw materials                          $ 4,704,880    $4,025,497
       Work-in-process                          4,960,135     3,806,150
       Finished goods                           4,744,668     6,020,713
                                           -------------- -------------
       Total                                 $ 14,409,683   $13,852,360
                                           -------------- -------------


3. Income Taxes. The effective tax for the three and six months ended June 30, 1997, is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% statutory rate.


4. Recently Issued Financial Accounting Standards. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard established standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board Opinion (APB) Opinion No.
15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Under the new statement basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $ .04 and $.07 for three and six months ended June 30, 1997, respectively. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $ .04 and $.07 for the three and six months ended June 30,1997, respectively.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact on the Company of the adoption of SFAS 130 has not yet been fully determined.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------



In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. It supersedes SFAS No. 14 but retains the requirement to report information about major customers. It amends SFAS No. 94 to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS No. 131 will result in additional disclosures but is not expected to have a material impact on the Company's results of operations or financial condition.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operations. The Company achieved significant increases in sales for the three and six months ended June 30, 1997 compared to the same periods in 1996. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 1997 and 1996.

                                      Three Months Ended   Six Months Ended
                                           June 30              June 30
                                          ---------            ---------

                                        1997      1996      1997      1996
                                        ----      ----      ----      ----

Sales                                  100.0%    100.0%    100.0%    100.0%
Gross Margin                            38.5      41.3      38.7      41.7
Selling, General and Administrative     25.6      28.6      26.6      28.4
Research & Development                   7.6       4.5       7.1       4.8
Income From Operations                   5.3       8.1       4.9       8.5
Other Expense                            1.5       1.5       1.4       1.4
Net Income                               1.9       3.8       1.6       4.1


Sales. Sales for the second quarter of 1997 ended June 30 were $15,326,070 compared to $12,652,128 for the same period last year, which represents a gain of 21 percent. The Company's custom kit business grew by 18 percent during the three-month period compared to the quarter ended June 30, 1996, while sales of other devices including inflation devices, syringes, manifolds and needles grew by 28 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as procedural growth, particularly in foreign markets. The Company's first product from the acquisition of Universal Medical Instruments (UMI), introducer needles, has been well received, with sales on an annualized basis approaching $1.5 million. Sales from international operations rose by 23 percent for the three-month period compared to the prior year's same quarter. These sales represented 22 percent of total sales for the second quarter compared with 10 percent of total sales for the prior year's same period. For the six-month period ended June 30, 1997 total sales were $29,159,213 compared with $24,782,143 for the same period in 1996, a gain of 18 percent. These gains were led by sales of the Company's manifold devices, which rose 57 percent and stopcocks, which grew by 133 percent, while custom kits grew by 9 percent. International sales were up 22 percent over the prior year's period, and accounted for 23 percent of the Company's total revenue mix compared with 22 percent of total revenues last year.

Gross Margin. Gross margin as a percentage of sales for the second quarter of 1997 was 38.5% compared to 41.3% for the same period in 1996. For the six months ended June 30, 1997 gross margin was 38.7% as compared to 41.7% for the same period in 1996. The decrease in gross margin for the three and six months ended June 30, 1997 was primarily due to direct and indirect manufacturing labor costs, which included wage increases in response to competition for direct labor employees, price competition affecting several products, especially in European markets, and a strong U.S. dollar affecting the translation of its foreign European sales into U.S. dollars. Gross margin was also affected by startup and transition costs in the Company's newly organized Vascular Access Division and an expected decline in sales at Sentir, as Sentir's customers have been reducing inventories.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------



Operating Expenses. Operating expenses were 33.2% of sales for the three months ended June 30, 1997 and 1996. For the six months of 1997 operating expenses increased slightly to 33.8% as compared to 33.2% for the same period in 1996. Selling, general and administrative expenses as a percentage of sales declined to 25.6% and 26.6% for the three and six months ended June 30, 1997 compared to 28.6% and 28.4% for the same periods in 1996. The improvement was primarily due to economies of scale associated with increasing sales volumes and a continuous Company-wide focus on achieving greater individual productivity. Although selling, general and administrative expenses have declined, research and development costs have increased approximately $600,000 for the second quarter of 1997 compared to 1996. For the six months ended June 30, 1997 research and development increased approximately $900,00 compared with 1996. The substantial increase in research and development is part of the Company's long-term growth strategy of expanding its business to new market segments within cardiology and radiology with a view to increasing sales, margins and profitability.

Operating Income. During the quarter ended June 30, 1997, the Company reported income from operations of $808,483 compared to $1,440,282, for the comparable period in 1996. Operating income for the first six months of 1997 was $1,203,473 vs. $2,106,942 for the same period in 1996. The decrease in earnings for the three and six months ended June 30, 1997 was attributable to the investment in research and development, lower gross margins, increased production costs in Europe for the release of a PTCA guidewire, and the transition to a direct sales force in Canada, the Netherlands, Belgium and Luxemburg.

Liquidity and Capital Resources. At June 30, 1997, the Company's working capital was $14.1 million which represented a current ratio of 2.2 to 1. During 1995, the Company increased an available secured bank line of credit to $8.5 million and obtained $2.2 million in term debt which was drawn down in February, 1996. The line of credit bears interest at .25 percent over the bank's prime rate and contains various conditions and restrictions. At June 30, 1997, the outstanding balance under the line of credit was $4.8 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

                          PART II - OTHER INFORMATION

Item: 4     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 21, 1997 in South Jordan Utah. The following items of business were considered at the Annual Meeting:

      A:  Election of Directors

          Six persons were elected as members of the Board of Directors to serve until the next annual meeting in 1998 or until their respective successors have been duly elected and qualified. They are as follows:

                                          Shares
                                          Voted For
                                          ---------

          Fred P. Lampropoulos            5,475,334
          Kent W. Stanger                 5,475,334
          Rex C. Bean                     5,475,334
          Richard W. Edelman              5,475,334
          James Ellis                     5,475,334
          Michael Stillabower             5,475,334

      B. Amendment of the Company's Articles of Incorporation to classify the Board of Directors into three classes and to provide for staggered terms.

          A proposal to amend the Company's Articles of Incorporation to classify the Board of Directors into three classes and to provide for staggered terms was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for such proposal was 3,161,677. The number of shares voted against such proposal was 970,848. The number of shares abstaining from voting or broker non votes was 1,043,445.

      C. Amendment of the Company's Articles of Incorporation to increase the number of shares of capital stock which the Company is authorized to issue from 10,000,000 shares of Common Stock to 25,000,000 shares of capital stock, including 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

          A proposal to amend the Company's Articles of Incorporation to increase the number of shares of capital stock which the Company is authorized to issue from 10,000,000 shares of Common Stock to 25,000,000 shares of capital stock was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 2,962,020. The number of shares voted against such proposal was 977,908. The number of shares abstaining from voting or broker non votes was 1,126,521.


      D.  Selection of Auditors.

          A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for 1997 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 5,730,470. The number of shares voted against such proposal was 4,450. The number of shares abstaining from voting was 16,777.

MERIT MEDICAL SYSTEMS, INC.



                          PART II - OTHER INFORMATION





ITEM 6: Exhibits and Reports on Form 8-K



          (a)     Reports on Form 8-K - none
          (b)     Exhibits


         S - K No.              Description                     Exhibit No.
         --------               -----------                     -----------
             3          Articles of Incorporation as Amended         1
            27            Financial Data Schedule                    2


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     AUGUST 12, 1997
                                 FRED P. LAMPROPOULOS
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 12, 1997
                                 KENT W. STANGER
                                 VICE PRESIDENT AND CHIEF FINANCIAL OFFICER