Form 10-Q
period 1997-09-30
MERIT MEDICAL SYSTEMS INC
filed 1997-11-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
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

                 1600 West Merit Parkway, South Jordan UT, 84095
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

Yes  x    No
    ---      ---

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                            7,372,379
----------------                               ---------------------------------
 TITLE OR CLASS                                 Number of Shares Outstanding at
                                                      November 10, 1997

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  Item 1. Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996 ...............................................1

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 1997 and 1996....................3

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996....................................4

          Notes to Consolidated Financial Statements...........................6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................8


PART II.  OTHER INFORMATION



  Item 4. Exhibits and Reports on Form 8-K....................................10

SIGNATURES....................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                         September 30,
                                                                             1997         December 31,
ASSETS                                                                    (Unaudited)         1996
------                                                                 ------------------------------
CURRENT ASSETS:
Cash                                                                    $    684,289      $ 1,262,950
Trade receivables - net                                                    9,058,730        7,379,079
Employee and related party receivables                                       291,098          327,425
Irish Development Agency grant receivable                                    799,056          416,891
Inventories                                                               14,367,815       13,852,360
Prepaid expenses and other assets                                            681,398          518,823
Deferred income tax assets                                                   706,545          729,060
                                                                        ------------     ------------
Total current assets                                                      26,588,931       24,486,588
                                                                        ------------     ------------

PROPERTY AND EQUIPMENT:
Land                                                                       1,102,385        1,107,351
Building                                                                     963,342        1,043,804
Automobiles                                                                  112,952          144,535
Manufacturing equipment                                                   10,938,026        8,656,145
Furniture and fixtures                                                     4,641,140        3,816,402
Leasehold improvements                                                     4,431,641        2,673,897
Construction-in-progress                                                   3,113,066        5,193,993
                                                                        ------------     ------------
Total                                                                     25,302,552       22,636,127
Less accumulated depreciation
  and amortization                                                        (9,112,202)      (7,605,728)
                                                                        ------------     ------------
Property and equipment - net                                              16,190,350       15,030,399
                                                                        ------------     ------------

OTHER ASSETS:
Intangible assets - net                                                    2,024,027        1,839,532
Cost in excess of the fair value of assets acquired - net                                     586,563
Prepaid royalty - net                                                        128,571          192,857
Deposits                                                                     105,149          169,177
                                                                        ------------     ------------
Total other assets                                                         2,844,310        2,201,566

TOTAL                                                                   $ 45,623,591     $ 41,718,553
                                                                        ------------     ------------




Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                                     September 30,
------------------------------------                                        1997          December 31,
                                                                         (Unaudited)          1996
                                                                         -----------       ----------
CURRENT LIABILITIES:
Line of credit                                                             6,035,869        4,533,873
Current portion of long-term debt                                          1,686,341        1,388,576
Trade payables                                                             2,555,614        2,709,869
Accrued expenses                                                           2,363,932        2,969,246
Advances from employees                                                       77,383          107,907
Income taxes payable                                                         386,128           15,906
                                                                       -------------     ------------
Total current liabilities                                                 13,105,267       11,725,377

DEFERRED INCOME TAX LIABILITIES                                              819,469          852,578

LONG-TERM DEBT                                                             4,000,290        4,822,126

DEFERRED CREDITS                                                           1,553,145        1,467,660
                                                                       -------------     ------------

Total liabilities                                                         19,478,171       18,867,741
                                                                       -------------     ------------

MINORITY INTEREST IN SUBSIDIARY                                              379,533          363,689
                                                                       -------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock -5,000,000 shares authorized
   as of September 30, 1997, no shares issued;
Common stock - no par value;
   20,000,000 and 10,000,000 shares authorized,
   respectively, 7,332,940 and 6,942,290 shares
   issued at September 30, 1997
   and December 31, 1996, respectively                                    17,247,477       14,184,975
Retained earnings                                                          8,921,402        8,316,237
Foreign currency translation adjustment                                     (402,992)         (14,089)
                                                                       -------------     ------------
Total stockholders' equity                                                25,765,887       22,487,123
                                                                       -------------     ------------

TOTAL                                                                  $  45,623,591     $ 41,718,553
                                                                       -------------     ------------







See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996    (Unaudited)
--------------------------------------------------------------------------------


                                                        Three Months Ended                Nine Months Ended
                                                           September  30,                   September  30,
                                                        -------------------               ------------------

                                                      1997             1996              1997              1996
                                                 -------------    -------------    --------------   -----------

SALES                                             $ 15,450,336      $12,702,407      $ 44,609,549     $ 37,484,550

COST OF SALES                                        9,815,145        7,352,304        27,690,322       21,796,638
                                                  ------------     ------------       -----------      -----------

GROSS MARGIN                                         5,635,191        5,350,103        16,919,227       15,687,912
                                                  ------------     ------------       -----------      -----------

OPERATING EXPENSES:
Selling, general and administrative                  3,912,461        3,437,619       11,680,876        10,477,173
Research and development                             1,207,985          534,632         3,283,324        1,725,945
                                                  ------------     ------------       -----------      -----------
TOTAL                                                5,120,446        3,972,251        14,964,200       12,203,118
                                                  ------------     ------------       -----------      -----------

INCOME FROM OPERATIONS                                 514,745        1,377,852         1,955,027        3,484,794

OTHER EXPENSE                                          216,444          142,678           626,749          489,424
                                                  ------------     ------------       -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                       298,301        1,235,174         1,328,278        2,995,370

INCOME TAX EXPENSE                                     161,713          524,218           707,269        1,162,823

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                            7,450           34,933             5,844          137,619
                                                  ------------     ------------       -----------      -----------

NET INCOME                                        $    129,138     $    676,023       $   605,165      $ 1,694,928
                                                  ============     ============       ===========      ===========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE                      $       0.02     $       0.10       $      0.08      $      0.24
                                                  ============     ============       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                  7,375,057        7,054,457         7,346,533        7,035,095
                                                  ============     ============       ===========      ===========






See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 1997 and 1996   (Unaudited)
--------------------------------------------------------------------------------



                                                                        September 30,    September 30,
                                                                            1997             1996
                                                                        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $605,165        $1,694,928
                                                                      --------------  ----------------
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                            1,762,111        1,803,489
  Bad debt expense                                                           102,189           14,992
(Gains) losses on sales and abandonment of
   property and equipment                                                     (7,845)           3,705
Amortization of deferred credit                                              (44,939)
Deferred income taxes                                                        (10,594)         (72,667)
Minority interest in income of subsidiary                                     15,844          137,619
  Changes in operating assets and liabilities net of
   effects from purchase of UMI:
         Trade receivables                                                (1,781,840)        (351,344)
         Employee and related party receivables                               36,327            8,496
         Irish Development Agency grant receivable                          (225,690)        (209,691)
         Inventories                                                         158,389       (1,261,614)
         Prepaid expenses                                                   (162,575)        (192,586)
         Deposits and other                                                   64,028          (79,277)
         Trade payables                                                     (154,255)      (1,212,162)
         Accrued expenses                                                   (605,314)          97,682
         Advances from employees                                             (30,524)          22,855
         Income taxes                                                        370,222          369,545
         Other                                                              (388,903)         (62,941)
                                                                      --------------- ----------------
Total adjustments                                                           (903,369)        (983,899)
                                                                      --------------- ----------------

Net cash provided by (used in) operating activities                         (298,204)         711,029
                                                                      --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                                                  (1,765,025)      (1,362,413)
  Cash payment in connection with assets purchased from UMI                  (61,486)
  Intangible assets                                                         (310,065)        (302,437)
  Proceeds from the sale of property and equipment                            22,646           41,147
                                                                      --------------- ----------------
Net cash used in investing activities                                     (2,113,930)      (1,623,703)
                                                                      --------------- ----------------



Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996    (Unaudited)
--------------------------------------------------------------------------------

                                                                        September 30,    September 30,
                                                                            1997             1996
                                                                        ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Deferred credit                                                                           341,289
    Line of credit                                                         1,501,996
    Issuance of common stock                                               1,562,502          860,788
    Long-term debt                                                                          2,200,000
Principal payments on:
    Long-term debt                                                        (1,204,974)        (927,236)
    Line of credit                                                                         (1,423,139)
    Deferred credit                                                          (26,051)         (52,101)
                                                                       -------------     ------------

Net cash provided by financing activities                                  1,833,473          999,601
                                                                       -------------     ------------

NET INCREASE (DECREASE) IN CASH                                             (578,661)          86,927

CASH AT BEGINNING OF PERIOD                                                1,262,950          270,841
                                                                       -------------     ------------

CASH AT END OF PERIOD                                                  $     684,289     $    357,768
                                                                       =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the period for:
    Interest (including capitalized interest
      of $95,990 and $123,569, respectively)                           $     660,530     $    601,890
                                                                       =============     ============
   Income taxes                                                        $     347,641     $    865,945
                                                                       =============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1997 and 1996 the Company issued notes payable totaling $680,903 and $1,960,729 respectively, for manufacturing equipment, furniture and fixtures, land and building.

The Company purchased certain assets from an unrelated company, Universal Medical Instruments ("UMI"), during the nine months ended September 30, 1997. In connection with this transaction, the following assets were acquired:

   Inventory                                                         $  673,844
   Property and equipment                                               259,354
                                                                     ----------
                                                                        933,198
   Purchase price-consisting of 152,424 shares of the Company's
   common stock valued at $1,500,000 and $61,486 in cash              1,561,486
                                                                     ----------

   Cost in excess of the fair  value of assets acquired               $ 628,288
                                                                      =========

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at September 30, 1997 and December 31, 1996 consisted of the following:


                                            September 30,        December 31,
                                                1997                1996
                                          ---------------     ---------------

          Raw materials                    $  4,125,478        $  4,025,497
          Work-in-process                     4,427,675           3,806,150
          Finished goods                      5,814,662           6,020,713
                                          -------------       -------------
          Total                            $ 14,367,815        $ 13,852,360
                                          -------------       -------------


3. Income Taxes. The effective tax rate for the three and nine months ended September 30, 1997, is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% statutory rate.


4. Recently Issued Financial Accounting Standards. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard established standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board Opinion (APB) Opinion No.
15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Under the new statement basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $ .02 and $.08 for three and nine months ended September 30, 1997, respectively. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $ .02 and $.08 for the three and nine months ended September 30,1997, respectively.

In June 1997, the FASB issued SFAS No. 130 " Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact on the Company of the adoption of SFAS 130 has not yet been fully determined.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------






In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way the public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. It supersedes SFAS No. 14 but retains the requirement to report information about major customers. It amends SFAS No. 94 to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application, The adoption of SFAS No. 131 will result in additional disclosures but is not expected to have a material impact on the Company's results of operations or financial condition.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operations. The Company achieved significant increases in sales for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 1997 and 1996.

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                          ------------------        -----------------

                                          1997          1996        1997         1996
                                          ----          ----        ----         ----

Sales                                    100.0 %       100.0 %     100.0 %      100.0 %
Gross Margin                              36.5          42.1        37.9         41.9
Selling, General and Administrative       25.3          27.1        26.2         28.0
Research & Development                     7.8           4.2         7.4          4.6
Income From Operations                     3.3          10.8         4.4          9.3
Other Expense                             (1.4)         (1.1)       (1.4)        (1.3)
Net Income                                  .8           5.3         1.4          4.5


Sales. Sales for the third quarter of 1997 ended September 30 were $15,450,336 compared to $12,702,407 for the same period last year, which represents a gain of 22 percent. The Company's custom kit business grew by 18 percent during the three-month period compared to the quarter ended September 30, 1996, while sales of other devices including inflation devices, syringes, manifolds and needles grew by 26 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as growth in procedures utilizing the Company's products, particularly in foreign markets. Sales from international operations rose by 10 percent for the three-month period compared to the prior year's same quarter. These sales represented 22 percent of total sales for the third quarter compared with 25 percent of total sales for the prior year's same period. For the nine-month period ended September 30, 1997 total sales were $44,609,549 compared with $37,484,550 for the same period in 1996, a gain of 19 percent. These gains were led by sales of the Company's manifold devices, which rose 31 percent; stopcocks, which grew by 55 percent; and custom kits, which grew by 16 percent. International sales were up 15 percent over the prior year's period, and accounted for 23 percent of the Company's total revenue mix compared with 24 percent of total revenues last year.

Gross Margin. Gross margin as a percentage of sales for the third quarter of 1997 was 36.5% compared to 42.1% for the same period in 1996. For the nine months ended September 30, 1997 gross margin was 37.9% as compared to 41.9% for the same period in 1996. The decrease in gross margin for the three and nine months ended September 30, 1997 was primarily due to direct and indirect manufacturing labor costs, which included wage increases in response to competition for direct labor employees, price competition affecting several products, especially in European markets, and a strong U.S. dollar affecting the translation of its foreign European sales into U.S. dollars. Gross margin was also affected by startup and transition costs in the Company's newly organized Vascular Access Division relating to the purchase of UMI.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------



Operating Expenses. Operating expenses were 33.1% of sales for the three months ended September 30,1997 compared to 31.3 % for the third quarter of 1996. For the first nine months of 1997 operating expenses increased slightly to 33.5% as compared to 32.6% for the same period in 1996. These comparative increases for both periods were due to a nearly doubling of the research and development expenses from 1996 to 1997. Selling, general and administrative expenses as a percentage of sales declined to 25.3% and 26.2% for the three and nine months ended September 30, 1997 compared to 27.1% and 28.0% for the same periods in 1996. The improvement was primarily due to economies of scale associated with increasing sales volumes and a continuous Company-wide focus on achieving greater individual productivity. Although Selling, general and administrative expenses have declined as a percent of sales, research and development costs have increased approximately $670,000 for the third quarter of 1997 compared to 1996. For the nine months ended September 30, 1997 research and development increased approximately $1,560,000 compared with 1996. The substantial increase in research and development is part of the Company's long-term growth strategy of expanding its business to new market segments within cardiology and radiology with a view to increasing sales, and subsequently margins and profitability.

Operating Income. During the quarter ended September 30, 1997, the Company reported income from operations of $514,745 compared to $1,377,852, for the comparable period in 1996. Operating income for the first nine months of 1997 was $1,955,027 vs. $3,484,794 for the same period in 1996. The decrease in earnings for the three and nine months ended September 30, 1997 was attributable to the investment in research and development, lower gross margins, and the transition to a direct sales force in Canada, the Netherlands, Belgium and Luxemburg.

Liquidity and Capital Resources. At September 30, 1997, the Company's working capital was $13.5 million which represented a current ratio of 2.0 to 1. On October 10, 1997, the Company increased an available secured bank line of credit to $10.5 million, an increase of $2 million. The line of credit bears interest at the bank's prime rate which represents a decrease of .25 percent and contains various conditions and restrictions. At September 30, 1997, the outstanding balance under the line of credit was $6.0 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

MERIT MEDICAL SYSTEMS, INC.
---------------------------


                           PART II - OTHER INFORMATION





ITEM 4: Exhibits and Reports on Form 8-K



        (a)          Reports on Form 8-K - none
        (b)          Exhibits


       S - K No.                  Description                   Exhibit No.
       ---------            -----------------------             -----------
          27                Financial Data Schedule                  1


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     NOVEMBER 10, 1997
----------------------------          ------------------------------------------
                                      FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     NOVEMBER 10, 1997
---------------------------           ------------------------------------------
                                      KENT W. STANGER
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER