Form 10-Q/A
period 1997-09-30
MERIT MEDICAL SYSTEMS INC
filed 1997-11-17
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                  Ammendment #1

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


PART II.  OTHER INFORMATION



  Item 4. Exhibits and Reports on Form 8-K....................................10

SIGNATURES....................................................................10

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996    (Unaudited)
--------------------------------------------------------------------------------


                                                        Three Months Ended                Nine Months Ended
                                                           September  30,                   September  30,
                                                        -------------------               ------------------

                                                      1997             1996              1997              1996
                                                 -------------    -------------    --------------   -----------

SALES                                             $ 15,450,336      $12,702,407      $ 44,609,549     $ 37,484,550

COST OF SALES                                        9,815,145        7,352,304        27,690,322       21,796,638
                                                  ------------     ------------       -----------      -----------

GROSS MARGIN                                         5,635,191        5,350,103        16,919,227       15,687,912
                                                  ------------     ------------       -----------      -----------

OPERATING EXPENSES:
Selling, general and administrative                  3,912,461        3,437,619       11,680,876        10,477,173
Research and development                             1,207,985          534,632         3,283,324        1,725,945
                                                  ------------     ------------       -----------      -----------
TOTAL                                                5,120,446        3,972,251        14,964,200       12,203,118
                                                  ------------     ------------       -----------      -----------

INCOME FROM OPERATIONS                                 514,745        1,377,852         1,955,027        3,484,794

OTHER EXPENSE                                          216,444          142,678           626,749          489,424
                                                  ------------     ------------       -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                       298,301        1,235,174         1,328,278        2,995,370

INCOME TAX EXPENSE                                     161,713          524,218           707,269        1,162,823

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                            7,450           34,933            15,844          137,619
                                                  ------------     ------------       -----------      -----------

NET INCOME                                        $    129,138     $    676,023       $   605,165      $ 1,694,928
                                                  ============     ============       ===========      ===========

NET INCOME PER COMMON
 AND COMMON EQUIVALENT SHARE                      $       0.02     $       0.10       $      0.08      $      0.24
                                                  ============     ============       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                  7,375,057        7,054,457         7,346,533        7,035,095
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