Form 10-K
period 1997-12-31
MERIT MEDICAL SYSTEMS INC
filed 1998-03-31
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Utah                          0-18592                   87-0447695
          ----                          -------                   ----------
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

                                      None
                                      ----

         Securities registered pursuant to Section 12(g) of the Act:

                                                  Title of Class
                                                  --------------
                                            Common Stock, No Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 26, 1998, was approximately $48,114,229 Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 26, 1998 the Registrant had 7,402,189 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 27, 1998 is incorporated by reference in Part III of this report.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                TABLE OF CONTENTS

          PART I............................................................   1
Disclosure regarding forward-looking statements..............................  1
-----------------------------------------------
Item 1.           Business.................................................... 1
          GENERAL ...........................................................  1
          PRODUCTS...........................................................  2
                  Inflation Devices..........................................  3
                  Control Syringes...........................................  2
                  Custom Kits................................................  3
                  Specialty Syringes.........................................  3
                  High Pressure Contrast Injection Line and Sherlock
                     Connectors..............................................  3
                  Manifolds..................................................  3
                  Waste Containment System...................................  3
                  Disposable Blood Pressure Transducer.......................  4
                  Safety Basin...............................................  4
                  Hemostasis Valves..........................................  4
                  Torque Device..............................................  4
                  Stopcock ..................................................  4
                  Contrast Management Systems................................  4
                  Angiographic Needles.......................................  4
                  Captiva Blood Containment Device ..........................  4
                  Fountain Infusion Guidewire ...............................  4
                  Tomcat (PTCA) Guidewire ...................................  4
                  Mentor   ..................................................  4
          MARKETING AND SALES................................................  4
                  Market Strategy............................................  4
                  U.S. Sales.................................................  5
                  International Sales........................................  5
          CUSTOMERS..........................................................  5
          RESEARCH AND DEVELOPMENT...........................................  5
          MANUFACTURING......................................................  6
          COMPETITION........................................................  6
          PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS..  6
          REGULATION.........................................................  7
          EMPLOYEES..........................................................  7
          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
                   EXPORT  SALES.............................................  8
Item 2.           Properties.................................................  8
                  ----------

Item 3.           Legal Proceedings..........................................  9
                  -----------------

Item 4.           Submission of Matters to a Vote of Security Holders........  9
                  ---------------------------------------------------

PART II   ................................................................... 10

Item 5.           Market for Registrant's Common Stock and Related Shareholder
                  ------------------------------------------------------------
                     Matters................................................. 10
                     -------

Item 6.           Selected Financial Data.................................... 10
                  -----------------------

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                     and Results of Operations............................... 10
                     -------------------------

Item 8.           Financial Statements and Supplementary Data................ 10
                  -------------------------------------------

Item 9.           Changes and Disagreements with Accountants on Accounting
                  --------------------------------------------------------
                     and Financial Disclosure................................ 10
                     ------------------------

PART III  ................................................................... 11

Item 10, 11, 12 and 13....................................................... 11


PART IV   ................................................................... 12

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  ---------------------------------------------------
                     on Form 8-K............................................. 13
                     -----------

SIGNATURES................................................................... 14

                                     PART I


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Form 10-K Report may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward- Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward- Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, potential product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and material, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 1.           Business.
                  ---------

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

          The Company's strategy is to offer a broad line of innovative, disposable products for use in angiography, angioplasty and similar procedures and to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its plastics molding, electronic and sensor-based technologies to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, urology and critical care. The Company's sales of products in combination and in custom kits have increased as additions have been made to the Company's product lines. In 1997, approximately 60% of the Company's sales were made directly to U.S. hospitals and approximately 17% of sales were made to custom packagers who also distribute to U.S. hospitals. Approximately 23% of the Company's sales in 1997 were made in international markets.

          The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased controlling interest in Sentir, Inc., a California-based manufacturer of silicon sensors. The Company has also organized subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instrument Corp.("UMI"). The Company also leased from UMI a 32,000 square foot facility in Saratoga Springs, New York. The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

          The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization laboratories, consultation with the Company's cardiologist advisors and through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes ("CCS"and "Smart Tip"), inflation devices ("Intellisystem," "Monarch," and " Basix," including new 25-atmosphere versions of the Intellisystem, Monarch and Basix devices), specialty syringes ("Medallion" and "VacLoc"), high pressure tubing and connectors ("Sherlock") , waste handling and disposal products ("Merit Disposal Depot" and "Backstop"), a disposable blood pressure transducer ("Meritrans"), disposable hemostasis valves ("Passage" and "Access-9"), stopcocks ("Marquis Series") a torque device ("Scout") and contrast management systems ("Miser" and "In-line Contrast Management System"). These products are sold separately and in custom kits consisting primarily of selected combinations of products.

          On January 31, 1997, Merit Medical acquired four new product lines and technologies from UMI (needles, guide wires, sheath introducers and catheters). During January 1997, the Company began marketing a new line of angiographic needles through its direct sales organization world wide. The Company's strategy is to combine these newly acquired technologies and product platforms with Merit's existing products and sales force to address larger markets and to expand sales to existing customers.

          The Company has not experienced any product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

          Inflation Devices. Inflation devices are specialized syringes used in interventional catheterization procedures to inflate and deflate balloon-tipped catheters. Each of the Company's inflation devices incorporates proprietary design features which contribute to ease of use, including allowing the cardiologist or radiologist to engage or release the syringe plunger with one hand while increasing or decreasing the pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of balloon pressure. The Company recently received marketing clearance for use of it's inflation devices for a wide range of additional clinical applications such as esophageal dilation, compartmental compression, retinal detachment and discography.

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

          In January 1996, the Company began shipping 25-atmosphere versions of the Intellisystem, Monarch and Basix devices in response to market demand for devices capable of performing at higher pressures, such as in procedures involving the placement of stents.

          Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography and angioplasty procedures. The control syringes are molded from polycarbonate material which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features which respond primarily to physician preferences. These features include different configurations of syringe handles and plungers and connections which allow operation of the syringe in a fixed or rotating position. In 1997, Merit introduced a new line of high quality control syringes with a very sensitive low resistance plunger tip ("Smart Tip").

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

          Specialty Syringes. Merit's Medallion syringes, a line of disposable, color coded specialty syringes are used for injection of medications, flushing of manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of size, color and custom printing combinations. The color coding allows a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes can also be custom printed to the specifications of the user. In response to customer requests, the Company has developed and added additional sizes of its specialty syringes which have applications in dispensing various medication required in a broader range of peripheral procedures. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately but are an important component of the Company's custom kits.

          High Pressure Contrast Injection Line and Sherlock Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into the blood vessel. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi, and requires tubing that can withstand these pressures. The Company offers high pressure specialty tubing with proprietary Sherlock connectors. The specialty tubing is clear so that the fluid path can be observed and debubbled. Sherlock connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without overtightening or breakage. The Company is currently offering specialty tubing which can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock connectors is an important component of custom kits.

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

          Hemostasis Valves. The Passage and Access-9 hemostasis valves are used in conjunction with the Company's new inflation devices and as a component of the Company's Angioplasty Pack. These valves are made with polycarbonate plastics for clarity and include Sherlock connectors. The Passage and Access-9 valves differ primarily in size.

          Torque Device. The Scout is a torque device which is a guidewire steering device with a tapered design and contrasting colors for improved visibility. The Scout is typically included as a component of the Company's Angioplasty Pack.

          Stopcock. The Company's Marquis Series Stopcock offers improvements on competitive stopcock devices, including a larger, easy grip handle. The Marquis Series Stopcock is used in connection with Sherlock connectors to provide improved connections during procedures.

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

          Captiva(TM) Blood Containment Device. The Captiva helps protect health care workers from the potential of blood-borne pathogens by minimizing the escape of blood during an initial needle puncture in vascular access procedures. This new product is complementary to the recently introduced angiographic needles and can be utilized in virtually every diagnostic and interventional case where needle introducers are used.

          Fountain(TM) Infusion Catheter. The Fountain catheter delivers specialized clot-dissolving drugs to help remove blood clots (thrombi) in peripheral vessels. This catheter will be used to treat peripheral arterial occlusions, hemodialysis graft occlusions, and deep vein thrombosis. Marketing clearance was recently obtained for U.S. and European markets and sales of the Fountain catheter are expected to begin in the second quarter of 1998.

          Tomcat (TM) (PTCA) Guidewire. Tomcat guidewires are used in percutaneous transluminal coronary angioplasty (PTCA) and stent deployment procedures. Guidewires are used to guide and place balloon angioplasty and stent deployment catheters in coronary arteries. This new product complements our existing lines of inflation devices and accessories currently used in balloon angioplasty procedures. This product was designed, developed and will be manufactured in the Company's Ireland facility. Marketing clearance was recently obtained for U.S. and European markets and sales of the Tomcat guidewire are expected to begin in the second quarter of 1998.


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

          International Sales. Outside of the U.S., the Company's products are presently sold by 42 independent dealer organizations and 13 direct sales representatives in Germany, France, the United Kingdom, Canada, Belgium, the Netherlands, and Ireland. In 1997, the Company's international sales grew by 15% and accounted for approximately 23% of total sales. The Company has appointed a vice president for international sales and established an international sales office in Paris, France. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

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

          Sales to the Company's single largest customer, a foreign dealer, accounted for 5.1% of total sales during the year ended December 31, 1997. In 1997, approximately 60% of the Company sales were made directly to domestic hospitals, 17% to custom packagers and packers and 23% to international markets.

RESEARCH AND DEVELOPMENT

          The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. With the addition of the technologies acquired from UMI there is a new focus on interventional vascular access products, such as needles, guide wires, and catheters . Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $4,446,795, $2,533,171, and $2,330,324 in 1997, 1996 and 1995, respectively. There was no customer sponsored research and development. The Company anticipates that such expenses will be at approximately 4.0% to 6.0% of sales for 1998.

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

          The  Company's  products  are  manufactured  at  several   facilities,
including in South Jordan, Utah, Galway, Ireland, Saratoga Springs, New York and at recently leased expansion facilities in Murray, Utah. See "Item 2. Properties."


COMPETITION

          The principal competitive factors in the markets in which the Company's products compete are quality, performance, service and price. The Company believes that its products have achieved rapid market acceptance due, in part, to the quality of materials and workmanship, innovative design and ease of operation, the Company's attention to customer service and product managers who respond promptly to customer inquiries. The Company's products are priced competitively, but not below prices for competing products.

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

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem and Monarch inflation devices in consideration of a 5.75% ongoing royalty not to exceed $450,000 annually. Royalties paid in each of 1997, 1996 and 1995 were $450,000.

          While the Company has obtained U.S. patents and filed additional U.S. and foreign patent applications as discussed above, there can be no assurance that issued patents will provide the Company with any significant competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. The Company could incur substantial costs in seeking enforcement of its patents against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

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

EMPLOYEES

          As of March 23, 1998, the Company employed 989 persons, including 780 in manufacturing, 92 in sales and marketing, 63 in engineering, research and development and 54 in administration.

          Many of the Company's present employees are highly skilled. The Company's failure or success will depend, in part, upon its ability to retain such employees. Management is of the opinion that an adequate supply of skilled employees is available. The Company has from time to time experienced rapid turnover among its entry level assembly workers as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees. The Company has confidentiality agreements with its key employees, including each of its executive officers. None of the Company's employees are represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas net income and indentifiable assets, see note 8 to the Consolidated Financial Statements incorporated by reference in this report


Item 2.           Properties.
                  -----------

          The Company is the owner of approximately 35 acres of real property situated in the city of South Jordan, Utah, which surrounds the site of its 175,000 square foot principal office and manufacturing facility where it relocated and consolidated operations in November 1994. The Company sold to the developer ten acres of land on which the facility was constructed and entered into a 25-year lease agreement to finance the new facility. Monthly lease payments are approximately $108,000. The Company also holds an option to purchase the facility, exercisable at market value after ten years and, if not exercised, after 25 years. The new facility has been constructed to the Company's specifications and is presently 75% utilized.

          The Company is leasing a building of approximately 26,500 square feet in Galway, County Galway, Republic of Ireland as its principal office, and manufacturing facility for European operations. This facility is used as the administrative and distribution headquarters to support the European direct sales force. The facility also houses a research and development team which has developed a new PTCA guidewire and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits, the BASIX inflation device and the Company's PTCA guidewire. The property has been been improved and equipped on terms favorable to the Company in connection with economic development grant incentives and grants provided by the Irish Government. This lease is for 20 years at approximately $135,000 per year, less a 40% subsidy from the Irish government, available through 1999. The Company also has a purchase option exercisable on terms deemed favorable to the Company through the term of the lease.

          The Company has acquired approximately 1 1/2 acres of land and a building of approximately 25,000 square feet in Castlerea, County Roscommon, Republic of Ireland, which is being held for sale.

          In February, 1997, the Company entered into an 18-month lease (with options to extend for three additional two-year terms) of a 32,000 square foot facility in Saratoga Springs, New York, from UMI where the product lines acquired from UMI (needles, catheters and guidewires) are currently being manufactured.

          In October 1997, the Company began manufacturing operations in a facility of approximately 25,000 square feet of manufacturing space formerly occupied by the Company in Murray, Utah and shifted production of several well-established products to this facility. The additional manufacturing space was obtained to create room at the company's principal manufacturing facility for production of new products. The lease is for a term of five years with monthly lease payments of approximately $13,900.

          The Company believes that its facilities are generally adequate for its present level of operations and for anticipated increases in the level of operations.

Item 3.           Legal Proceedings.
                  ------------------

          On February 4, 1994, an action was filed in the Third District Court of Salt Lake County, State of Utah by an individual claiming to be a shareholder of the Company and naming the Company, Fred P. Lampropoulos, President of the Company, and Sentir, a company founded by Mr. Lampropoulos, as defendants. The claims against the Company were subsequently dismissed. The complaint also asserts claims on behalf of the Company (derivative claims) against Mr. Lampropoulos and Sentir, alleging breach of fiduciary duty, and the improper taking of a corporate opportunity in connection with the formation of Sentir. The relief sought in connection with the derivative claims included disgorgement, costs, and attorney's fees. The Company appointed an independent Special Litigation Committee of the Board to determine the Company's course of action on the derivative claims which engaged counsel separate from the Company's usual counsel for purposes of the derivative claims. On November 7, 1995, pursuant to a Motion filed on behalf of the Company's Special Litigation Committee, the Court made a minute entry granting the motion to Dismiss the derivative claims, without prejudice. On November 4, 1996, the Special
Litigation Committee delivered its report essentially concluding that the derivative claims were not well founded. Nevertheless, on November 22,1996, the plaintiff refiled only the derivative claims in the Third District court of Salt Lake County, State of Utah and on January 22, 1997, a motion to dismiss was filed on behalf of the Company, seeking to terminate the litigation and asserting that the report of the Special Litigation Committee is entitled to deference under the law.


Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.           Market for Registrant's Common Stock and Related Shareholder
                  ------------------------------------------------------------
                  Matters.
                  --------

          The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 6.           Selected Financial Data.
                  ------------------------

          The "Selected Financial Data" included in Company's Annual Report to Shareholders for the year ended December 31, 1997 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations.
                  --------------------------

          The "Management's Discussion and Analysis of Financial Condition" included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

          The Company's financial statements and notes included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K are incorporated herein by reference.


Item 9.           Changes and Disagreements with Accountants on Accounting
                  --------------------------------------------------------
                  and Financial Disclosure.
                  -------------------------

          There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10, 11, 12 and 13.

          These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 27, 1998. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on
                 ------------------------------------------------------
                  Form 8-K.
                  ---------

          (a)     Documents Filed as Part of this Report:

                  Financial Statements. The following financial statements are incorporated by reference as provided in Item 8 of this report:

                  --       Independent Auditors' Report

                  --       Balance Sheets as of December 31, 1997 and 1996

                  -- Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

     10.3  License Agreement, dated April 8, 1992 between the Company and Utah       [Form S-1 filed February 14,
           Medical Products, Inc.*                                                   1992, Exhibit No. 5]

     10.4  Lease Agreement dated as of June 8, 1993 for office and manufacturing     [Form 10-K for year ended
           facility*                                                                 December 31, 1994, Exhibit
                                                                                     No. 10.5]

     10.5   Loan Agreement with Zions First National Bank dated October 10,          [Form 10-K for year ended
           1995*                                                                     December 31, 1995, Exhibit
                                                                                     No. 10.5]








                                         Description                                           Exhibit No.
           -----------------------------------------------------------------------   -------------------------------

     10.6  Amendment to Loan Agreement with Zions First National Bank dated          Filed herewith
           October 10, 1997

     13.1  Annual Report to  Shareholders  for the year ended December 31, 1997.
           Filed herewith Certain portions of this exhibit are incorporated by reference into this report on Form 10-K; except as so incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this report on Form 10-K.

     23.1  Consent of Independent Auditors                                           Filed herewith


     27    Financial Data Schedule - Twelve months ended December 31, 1997           Filed herewith

     27.1  Financial Data Schedule - Restated nine months ended September 30,
           1996                                                                      Filed herewith

-------- -----------------

*  These exhibits are incorporated herein by reference.

         (d)      Financial   Statement   Schedules:   There  are  no  financial
                  statement schedules required to be filed with this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1998.

                                        MERIT MEDICAL SYSTEMS, INC.



                                        By:_____________________________________
                                            Fred P. Lampropoulos, President
                                              and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29,1998.


           Signature                         Capacity in Which Signed
           ---------                         ------------------------




___________________________________     President, Chief Executive Officer
Fred P. Lampropoulos                    and Director



___________________________________     Chief Financial Officer, Secretary,
Kent W. Stanger                         Treasurer and Director (Principal
                                        financial and accounting officer)


___________________________________     Director
Richard W. Edelman



___________________________________
Rex C. Bean                             Director



___________________________________
James J. Ellis                          Director



___________________________________
Michael E. Stillabower                  Director