Form 10-K/A
period 1997-12-31
MERIT MEDICAL SYSTEMS INC
filed 1998-04-03
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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


___________________________________     Director
Richard W. Edelman



___________________________________
Rex C. Bean                             Director



___________________________________
James J. Ellis                          Director



___________________________________
Michael E. Stillabower                  Director

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------

Selected Financial Data

                                                                       Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                               1997            1996            1995            1994           1993
---------------------------------------------------------------------------------------------------------------------

Operating Data:

        Sales                             $ 60,579,011    $ 50,455,766    $ 42,587,284    $ 33,324,245   $ 25,431,180
        Cost of sales                       37,766,116      29,319,617      24,987,998      18,999,015     13,653,379
        Gross profit                        22,812,895      21,136,149      17,599,286      14,325,230     11,777,801
        Selling, general, and
                administrative expenses     15,726,651      14,311,049      12,808,805      10,232,215      7,836,018
        Research and
                development expenses         4,446,795       2,533,171       2,330,324       2,069,882      1,306,782
        Income from operations               2,639,449       4,291,929       2,460,157       2,023,133      2,635,001
        Other income (expense)                (863,933)       (661,777)       (459,462)        (29,868)         4,860
        Income before
                income tax expense           1,775,516       3,630,152       2,000,695       1,993,265      2,639,861
        Income tax expense                     944,981       1,277,431         700,418         775,453        799,650
        Minority interest in (income)
                loss of subsidiary             (33,003)       (190,113)        (79,040)         33,035
        Net income                             797,532       2,162,608       1,221,237       1,250,847      1,840,211
        Net income per share              $        .11    $        .31    $        .18    $        .19   $        .28
        Weighted average
                shares outstanding           7,369,668       7,051,911       6,851,164       6,678,041      6,679,758
Balance Sheet Data:
        Working capital                   $ 14,737,971    $ 12,761,211    $  9,518,971    $  9,032,899   $ 10,226,533
        Total assets                        45,269,678      41,718,553      34,503,858      27,024,267     20,479,384
        Long-term debt                       3,913,686       4,822,126       1,778,953         827,592        841,921
        Stockholders' equity              $ 25,802,149    $ 22,487,123    $ 19,264,525    $ 17,537,029   $ 15,705,152