Form 10-Q
period 1998-03-31
MERIT MEDICAL SYSTEMS INC
filed 1998-05-13
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


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

Yes  x    No
    ---  ---
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                        7,413,748
  ------------                                        ---------
TITLE OR CLASS                                   Number of Shares Outstanding at
                                                      May 13, 1998

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------



PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997...........................................1

            Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997...................................3

            Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...................................4

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


SIGNATURES..................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
---------------------------------------------------------------------------------------------


                                                                           March 31,      December 31,
ASSETS                                                                       1998            1997
------                                                                   -----------      -----------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash                                                                  $      594,765     $    976,692
Trade receivables - net                                                    9,455,838        9,599,443
Employee and related
  party receivables                                                          304,171          288,812
Irish Development Agency grant receivable                                    438,658          747,888
Inventories                                                               15,387,892       14,535,440
Prepaid expenses other assets                                                729,781          538,259
Deferred income tax assets                                                   731,989          782,435

Total current assets                                                      27,643,094       27,468,969
                                                                         -----------      -----------

PROPERTY AND EQUIPMENT:
Land                                                                       1,099,915        1,101,544
Building                                                                     904,255          932,448
Manufacturing equipment                                                   11,232,315       10,909,529
Automobiles                                                                  111,493          112,633
Furniture and fixtures                                                     4,878,875        4,817,738
Leasehold improvements                                                     4,454,204        4,483,071
Construction-in-progress                                                   3,173,812        2,747,414
                                                                          ----------      -----------
Total                                                                     25,854,869       25,104,377
Less accumulated depreciation
  and amortization                                                       (10,244,541)      (9,648,746)
                                                                         -----------      -----------
Property and equipment - net                                              15,610,328       15,455,631
                                                                         -----------      -----------

OTHER ASSETS:
Intangible assets - net                                                    2,007,496        2,024,050
Deposits                                                                      54,175           46,612
Cost in excess of the fair value of assets of acquired-net                   162,066          167,273
Prepaid royalty                                                               85,714          107,143
                                                                         -----------      -----------
Total other assets                                                         2,309,451        2,345,078
                                                                         -----------      -----------

TOTAL                                                                   $ 45,562,873     $ 45,269,678
                                                                          ===========     ===========


Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 1998 AND DECEMBER 31, 1997
------------------------------------





LIABILITIES AND STOCKHOLDERS'                                               March 31,     December 31,
-----------------------------                                                 1998           1997
EQUITY                                                                  ------------      -----------
------                                                                     (Unaudited)

CURRENT LIABILITIES:
Line of credit                                                           $ 5,233,711      $ 4,624,727
Current portion of long-term debt                                          1,854,262        1,802,932
Trade payables                                                             2,852,362        3,438,349
Accrued expenses                                                           2,338,660        2,414,050
Advances from employees                                                       67,554           81,245
Income taxes payable                                                         467,023          369,695
                                                                        ------------      -----------
Total current liabilities                                                 12,813,572       12,730,998

DEFERRED INCOME TAX LIABILITIES                                              895,983          883,002

LONG-TERM DEBT                                                             3,847,309        3,913,686

DEFERRED CREDITS                                                           1,439,927        1,543,151
                                                                        ------------      -----------

Total Liabilities                                                         18,996,791       19,070,837
                                                                        ------------      -----------

MINORITY INTEREST IN SUBSIDIARY                                              421,265          396,692
                                                                        ------------      -----------

STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000  shares  authorized as of
   March 31, 1998 and December 31, 1997, respectively,
   no shares issued
Common  stock-  no par  value;  20,000,000 and 10,000,000
   shares  authorized, respectively;  7,413,509  and  7,395,091 shares issued at March 31, 1998 and December 31, 1997,
   respectively                                                           17,282,330       17,178,971
Foreign currency translation adjustment                                     (678,937)        (490,591)
Retained earnings                                                          9,541,424        9,113,769
                                                                        ------------      -----------
Total stockholders' equity                                                26,144,817       25,802,149
                                                                        ------------      -----------

TOTAL                                                                   $ 45,562,873     $ 45,269,678
                                                                        ============     ============



See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997         (Unaudited)
------------------------------------------------------------------------------------------------------


                                                                           March 31,        March 31,
                                                                           1998               1997
                                                                          ----------       ----------
SALES                                                                    $16,466,015      $13,833,143

COST OF SALES                                                             10,302,854        8,451,853
                                                                          ----------       ----------

GROSS PROFIT                                                               6,163,161        5,381,290
                                                                          ----------       ----------

OPERATING EXPENSES:
Selling, general and administrative                                        4,166,965        3,839,438
Research and development                                                     888,193          910,053
                                                                          ----------       ----------
TOTAL                                                                      5,055,158        4,749,491
                                                                          ----------       ----------

INCOME FROM OPERATIONS                                                     1,108,003          631,799

OTHER EXPENSE - NET                                                          196,660          179,533
                                                                          ----------       ----------

INCOME BEFORE INCOME TAX EXPENSE                                             911,343          452,266

INCOME TAX EXPENSE                                                           459,115          249,086

MINORITY INTEREST IN INCOME  OF SUBSIDIARY                                   (24,573)         (11,113)
                                                                          ----------       ----------

NET INCOME                                                               $   427,655       $  192,067
                                                                          ==========       ==========

EARNINGS PER COMMON SHARE -
    Basic and diluted                                                    $       .06      $       .03
                                                                          ==========       ==========

AVERAGE COMMON SHARES -
    Basic and diluted                                                      7,437,485        7,307,292
                                                                          ==========       ==========





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997           (Unaudited)
------------------------------------------------------------------------



                                                                           March 31,       March 31,
                                                                             1998            1997
                                                                         ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $427,655         $192,067
                                                                         ----------        ----------
Adjustments to reconcile net income to net
cash provided by (used in) in operating activities:
Depreciation and amortization                                               674,366          508,143
Bad debt expense                                                             75,312           28,780
(Gains) on sales and abandonment of
  property and equipment                                                       (330)          (3,394)
Amortization of deferred credits                                             (8,423)
Deferred income taxes                                                        63,427           42,463
Minority interest in income of subsidiary                                    24,573           11,113
  Changes in operating  assets and  liabilities
     net of effects from purchase of UMI:
        Trade receivables                                                    68,293         (592,872)
         Employee and related party receivables                             (15,359)          40,339
         Irish Development Agency grant receivable                          231,796            5,247
         Inventories                                                       (852,452)          21,890
         Prepaid expenses and other assets                                 (191,522)        (324,659)
         Deposits                                                            (7,563)         (11,329)
         Trade payables                                                    (585,987)        (327,353)
         Accrued expenses                                                   (75,390)        (320,972)
         Advances from employees                                            (13,691)         (31,178)
         Income taxes payable                                                97,328          189,177
                                                                         ----------        ----------

Total adjustments                                                          (515,622)        (764,605)
                                                                         ----------        ----------

Net cash used in operating activities                                       (87,967)        (572,538)
                                                                         ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                   (316,538)        (487,513)
  Cash payments in connection with assets purchased from UMI                (49,265)
  Intangible assets                                                         (35,381)          66,556
Proceeds from sale of property and equipment                                    330           16,482
                                                                         ----------        ----------

Net cash used in investing activities                                     ( 351,589)        (453,740)
                                                                         ----------        ----------


Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997    (Unaudited)
-----------------------------------------------------------------



                                                                           March 31,        March 31,
                                                                            1998              1997
                                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit                                              608,984
Proceeds from issuance of  common stock                                      103,359          852,368
Principal payments on:
  Long-term debt                                                            (449,001)        (290,954)
  Line of credit                                                                              (34,623)
  Deferred credits                                                           (17,367)         (17,367)
                                                                          ----------       ----------

Net cash provided by  financing activities                                   245,975          509,424
                                                                          ----------       ----------

EFFECT OF EXCHANGE RATES ON CASH                                            (188,346)        (155,600)
                                                                          ----------       ----------

NET (DECREASE) IN CASH                                                      (381,927)        (672,454)

CASH AT BEGINNING OF PERIOD                                                  976,692        1,262,950
                                                                          ----------       ----------

CASH AT END OF PERIOD                                                    $   594,765      $   590,496
                                                                          ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $32,512 and $29,428, respectively)             $   160,731      $   205,042
                                                                          ==========       ==========

  Income taxes                                                           $   298,360      $    17,446
                                                                          ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month periods ended March 31, 1998 and 1997, the Company entered into notes payable totaling $433,954 and $278,216, respectively, for manufacturing equipment and furniture and fixtures.

During the quarter ended March 31, 1997, the Company acquired substantially all of the operating assets of Universal Medical Instrument Corporation for 152,424 shares of Merit restricted common stock. In connection with this acquisition, the Company recorded the following as of the acquisition date:

       Assets Acquired                                         $   863,198
       Cost in excess of fair market value                         182,288
                                                                ----------
       Total purchase price                                    $ 1,045,486
                                                                ==========


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at March 31, 1998 and December 31, 1997 consisted of the following:



                                                               March 31,      December 31,
                                                                 1998            1997
                                                             ----------      -----------

              Raw materials                                 $ 4,869,733      $ 4,635,593
              Work-in-process                                 5,116,884        4,305,202
              Finished goods                                  6,132,810        6,261,203
              Less reserve for obsolete inventory              (731,535)        (666,558)
                                                             ----------      -----------
              Total                                         $15,387,892      $14,535,440
                                                            ===========      ===========


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 1998 and 1997. The effective tax rate for the quarters ended March 31, 1998 and 1997 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs a 35% federal statutory tax rate.


4. Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 1998 and December 31, 1997, the cumulative effect of such transactions reduced stockholders' equity by approximately $678,937 and $490,591, respectively. The net impact to operations for the three months ended March 31, 1998 and 1997 would reduce comprehensive income by approximately $188,346 and $155,600, respectively.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Operations. The Company's sales increased for the three months ended March 31, 1998 compared to the same period in 1997. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1998 and 1997:

                                                    Three Months Ended
                                                        March 31,
                                                        ---------
                                                  1998              1997
                                                  ----              ----

Sales                                            100.0 %          100.0%
Gross Profit                                      37.4             38.9
Selling, general and administrative               25.3             27.8
Research and development                           5.4              6.6
Income From Operations                             6.7              4.6
Other Expense                                      1.2              1.3
Net Income                                         2.6              1.4


Sales for the first quarter of 1998 increased by 19%, or $2,632,872, compared to the same period for 1997. This increase was attributable to growth in sales of inflation devices (up 12%), custom kits (up 23%), and new angiographic needles. The Company has also begun to see increased sales of many of its stand alone products (up 20%), in part due to increased OEM sales to other medical products companies. International sales for the first quarter of 1997 and 1998 represented 23% of total Company sales. For the first quarter of 1998 the international direct sales force accounted for sales of $2,233,438, an increase of 40% over comparable rates in the first quarter of 1997, which represented 59% of total international sales. The balance of international sales were made through independent distributors.

Gross Profit. Gross profit as a percentage of sales decreased in the first quarter of 1998 to 37.4% as compared to 38.9% in the first quarter of 1997. Factors contributing to the decrease were increased sales of lower-margin custom kits, price competition affecting several products, especially in European markets, and a strong U.S. dollar affecting the currency translation of the Company's European sales.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------



Operating Expenses. Operating expenses decreased as a percentage of sales to 30.7% of sales in the first quarter of 1998 compared to 34.4% in the first quarter of 1997. Selling general and administrative costs as a percentage of sales declined to 25.3% compared to 27.8% for the first quarter of 1997. The improvement in the current period was due primarily to economies of scale associated with increasing sales volumes and a continuing Company wide focus on achieving greater individual productivity and cost containment. Research and development expenses declined by $21,860 and were 5.4% of sales in the 1st quarter of 1998 compared to 6.6% of sales for the 1st quarter of 1997. This decline in expense was due to the completion of the development of the PTCA guidewire in Ireland at the end of 1997.

Income. During the quarter ended March 31, 1998, the Company reported income from operations of $1,108,003 an increase of 75.4% from income from operations of $631,799 for the comparable period in 1997. Higher earnings for the most recent quarter were attributed to higher sales, reduced selling, general and administrative and research and development expenses as a percentage of sales. A lower effective tax rate of 50%, down from 55% for the same quarter last year, also contributed to a net income increase to $427,655 up 123% from $192,067, when comparing net income for lst quarter of 1998 to lst quarter 1997.

Liquidity and Capital Resources. At March 31, 1998, the Company's working capital was $14,829,522 which represented a current ratio of 2.2 to 1. During 1997, the Company increased an available secured bank line of credit to $10,500,000. The line of credit bears interest at the bank's prime rate and contains various conditions and restrictions. At March 31, 1998, the outstanding balance under the line of credit was $5,233,711. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Year 2000. In 1996 the Company began the conversion of the principal computer software systems to a new integrated system to support future growth and improve productivity. Management believes that an additional benefit of the conversion will be in compliance with Year 2000 requirements without material additional expenditures or a material adverse effect on the Company's financial position, results of operations or liquidity. The Company also has third-party customers, financial institutions, vendors and others with which it conducts business. While the Company believes that these third-party vendors and customers will successfully address Year 2000 issues in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

Statements contained in this release which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. It is important to note that actual outcomes and Merit's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth such as product acceptance, product recalls, competition and the overall regulatory environment.

MERIT MEDICAL SYSTEMS, INC.
---------------------------



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


MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     May 13, 1998
          ------------                 ---------------------------------
                                       FRED P. LAMPROPOULOS
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 13, 1998
          ------------                 ---------------------------------
                                       KENT W. STANGER
                                       SECRETARY AND CHIEF FINANCIAL OFFICER