Form 10-Q
period 1998-06-30
MERIT MEDICAL SYSTEMS INC
filed 1998-08-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   |x| QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
       OR
   | | TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number              0-18592

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


           Utah                                              87-0447695
           ----                                              ----------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

                1600 West Merit Park Way, South Jordan UT, 84095
                ------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 253-1600
                                 --------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   -----    -----
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



 Common Stock                                                7,445,968
 ------------                                                ---------
TITLE OR CLASS                                   Number of Shares Outstanding at
                                                           August 12, 1998

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------



PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----
  Item 1.   Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997..............................................1

            Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997.......................................3

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997.......................................4

            Notes to Consolidated Financial Statements.........................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7


PART II.    OTHER INFORMATION

  Item 5.   Other Information.

            If a shareholder desiring to raise a proposal at the next annual meeting of shareholders does not seek inclusion of the proposal in the Company's proxy statement and fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.


  Item 6.   Exhibits and Reports on Form 8-K...................................9


SIGNATURES....................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
-----------------------------------



                                                                          June 30,       December 31,
ASSETS                                                                      1998             1997
------                                                                  ------------     -------------
                                                                        (Unaudited)
CURRENT ASSETS:
Cash                                                                  $      737,728     $    976,692
Trade receivables - net                                                    9,710,611        9,599,443
Employee and related
  party receivables                                                          483,485          288,812
Irish Development Agency grant receivable                                    175,588          747,888
Inventories                                                               15,494,397       14,535,440
Prepaid expenses other assets                                                703,297          538,259
Deferred income tax assets                                                   631,189          782,435
                                                                        ------------     ------------
Total current assets                                                      27,936,295       27,468,969
                                                                        ------------     ------------

PROPERTY AND EQUIPMENT:
Land                                                                       1,065,985        1,101,544
Building                                                                                      932,448
Manufacturing equipment                                                   12,652,460       10,909,529
Automobiles                                                                  112,486          112,633
Furniture and fixtures                                                     5,076,290        4,817,738
Leasehold improvements                                                     4,757,350        4,483,071
Construction-in-progress                                                   2,650,260        2,747,414
                                                                        ------------     ------------
Total                                                                     26,314,831       25,104,377
Less accumulated depreciation
  and amortization                                                       (10,784,082)      (9,648,746)
                                                                        ------------     ------------
Property and equipment - net                                              15,530,749       15,455,631
                                                                        ------------     ------------

OTHER ASSETS:
Intangible assets - net                                                    2,196,247        2,024,050
Deposits                                                                      61,142           46,612
Cost in excess of the fair value of assets of acquired-net                   158,268          167,273
Prepaid royalty                                                               64,286          107,143
                                                                        ------------     ------------
Total other assets                                                         2,479,943        2,345,078
                                                                        ------------     ------------

TOTAL                                                                   $ 45,946,987     $ 45,269,678
                                                                        ============     ============


Continued on Page 2
See Notes to Consolidated Financial Statements

JUNE 30, 1998 AND DECEMBER 31, 1997
------------------------------------------------------


LIABILITIES AND STOCKHOLDERS'                                            June 30,         December 31,
EQUITY                                                                     1998               1997
-----------------------------                                              ----               ----
                                                                       (Unaudited)
CURRENT LIABILITIES:
Line of credit                                                           $ 5,236,337      $ 4,624,727
Current portion of long-term debt                                          1,701,296        1,802,932
Trade payables                                                             2,992,174        3,438,349
Accrued expenses                                                           2,928,013        2,414,050
Advances from employees                                                       84,696           81,245
Income taxes payable                                                         233,776          369,695
                                                                         ------------     ------------
Total current liabilities                                                 13,176,292       12,730,998

DEFERRED INCOME TAX LIABILITIES                                              875,134          883,002

LONG-TERM DEBT                                                             3,163,959        3,913,686

DEFERRED CREDITS                                                           1,302,091        1,543,151
                                                                         ------------     ------------
Total Liabilities                                                         18,517,476       19,070,837
                                                                         ------------     ------------
MINORITY INTEREST IN SUBSIDIARY                                              470,313          396,692
                                                                         ------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock-  5,000,000  shares  authorized as of
  June 30, 1998 and December 31, 1997, respectively,
  no shares issued
Common  stock-  no par  value;  20,000,000  and  10,000,000
   shares  authorized, respectively;  7,427,542  and  7,395,091 shares  issued at June 30, 1998 and December 31, 1997,
   respectively                                                           17,410,635       17,178,971
Foreign currency translation adjustment                                     (579,420)        (490,591)
Retained earnings                                                         10,127,983        9,113,769
                                                                         ------------     ------------
Total stockholders' equity                                                26,959,198       25,802,149
                                                                         ------------     ------------
TOTAL                                                                   $ 45,946,987     $ 45,269,678
                                                                         ------------     ------------


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEM, INC.
--------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1997    (Unaudited)
--------------------------------------------------------------------------------


                                                        Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        ------------------                ----------------

                                                      1998             1997              1998              1997
                                                 -------------    -------------     -------------    -------------

SALES                                             $ 17,974,170      $15,326,070      $ 34,440,185     $ 29,159,213

COST OF SALES                                       11,161,429        9,423,324        21,464,283        7,875,177
                                                 -------------    -------------     -------------    -------------

GROSS PROFIT                                         6,812,741        5,902,746        12,975,902       11,284,036
                                                 -------------    -------------     -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative                  4,571,952        3,928,977         8,738,917        7,768,415
Research and development                               858,561        1,165,286         1,746,754        2,075,339
                                                 -------------    -------------     -------------    -------------
TOTAL                                                5,430,513        5,094,263        10,485,671        9,843,754
                                                 -------------    -------------     -------------    -------------

INCOME FROM OPERATIONS                               1,382,228          808,483         2,490,231        1,440,282

OTHER EXPENSE                                          198,316          230,772           394,976          410,305
                                                 -------------    -------------     -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE                     1,183,912          577,711         2,095,255        1,029,977

INCOME TAX EXPENSE                                     548,306          296,470         1,007,421          545,556

MINORITY INTEREST IN (INCOME)
 LOSS OF SUBSIDIARY                                    (49,048)           2,719           (73,621)          (8,394)
                                                 -------------    -------------     -------------    -------------

NET INCOME                                       $     586,558      $   283,960       $ 1,014,213    $     476,027
                                                 =============    =============     =============    =============

EARNINGS PER COMMON SHARE -
   Basic and diluted                          $           0.08   $         0.04   $          0.14 $           0.07
                                                 =============    =============     =============    =============

AVERAGE COMMON SHARES -
   Basic and diluted                                 7,551,761        7,334,727         7,489,150        7,194,421
                                                 =============    =============     =============    =============

See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.
---------------------------

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997     (Unaudited)
--------------------------------------------------------------------------------



                                                                           June 30,          June 30,
                                                                             1998              1997
                                                                          ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $1,014,213        $ 476,027
                                                                          ----------        ----------
Adjustments to reconcile net income to net
cash provided by (used in) in operating activities:
Depreciation and amortization                                              1,376,866        1,242,618
Bad debt expense                                                             164,740           61,130
Losses/(Gains) on sales and abandonment of
  property and equipment                                                      18,128           (3,477)
Amortization of deferred credits                                             (45,602)         (20,972)
Deferred income taxes                                                        143,378           12,368
Minority interest in income of subsidiary                                     73,621            8,394
  Changes in operating  assets and  liabilities
  net of effects from purchase of
      UMI:
         Trade receivables                                                  (275,908)      (1,130,098)
         Employee and related party receivables                             (158,216)          36,322
         Irish Development Agency grant receivable                           397,791         (164,437)
         Inventories                                                        (958,957)         116,521
         Prepaid expenses and other assets                                  (189,993)        (279,779)
         Deposits                                                            (14,530)         (71,340)
         Trade payables                                                     (446,175)        (406,597)
         Accrued expenses                                                    513,963         (220,470)
         Advances from employees                                               3,451          (30,460)
         Income taxes payable                                               (135,919)         409,936

Total adjustments                                                            466,638         (440,341)
                                                                          ----------        ----------

Net cash provided by operating activities                                  1,480,851           35,686
                                                                          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                  (1,808,735)      (1,044,906)
  Cash payments in connection with assets purchased from UMI                                  (59,736)
  Intangible assets                                                         (268,709)        (112,854)
Proceeds from sale of property and equipment                                 521,805           18,588
                                                                          ----------        ----------
Net cash used in investing activities                                     (1,555,639)      (1,198,908)
                                                                          ----------        ----------

Continued on page 5
See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED  JUNE 30, 1998 AND 1997    (Unaudited)
---------------------------------------------------------------

                                                                          June 30,         June 30,
                                                                            1998             1997
                                                                       --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit                                              611,610          272,771
Proceeds from issuance of  common stock                                      231,664        1,118,754
Principal payments on:
  Long-term debt                                                            (883,887)        (659,821)
  Deferred credits                                                           (34,734)         (17,367)
                                                                       --------------   --------------

Net cash provided by (used in) financing activities                          (75,347)         714,337
                                                                       --------------   --------------

NET DECREASE IN CASH                                                        (150,135)        (448,885)

EFFECT OF EXCHANGE RATES ON CASH                                             (88,829)        (277,401)

CASH AT BEGINNING OF PERIOD                                                  976,692        1,262,950
                                                                       --------------   --------------

CASH AT END OF PERIOD                                                    $   737,728      $   536,664
                                                                       ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $68,727 and $63,338, respectively)             $   381,248      $   461,352
                                                                       ==============   ==============

  Income taxes                                                           $   999,962      $   123,252
                                                                       ==============   ==============


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the six months  ended June 30, 1998 and 1997,  the Company  issued  notes
payable  totaling  $355,404  and  $278,216,   respectively,   for  manufacturing
equipment and furniture and fixtures.

During the six months ended June 30, 1997, the Company acquired substantially all of the operating assets of Universal Medical Instrument Corporation for 152,424 shares of Merit restricted common stock. In connection with this acquisition, the Company recorded the following as of the acquisition date:

       Assets Acquired                                               $   863,198
       Cost in excess of fair market value                               182,288
                                                                    ------------
       Total purchase price                                           $1,045,486
                                                                    ============


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at June 30, 1998 and December 31, 1997 consisted of the following:



                                                   June 30,        December 31,
                                                     1998             1997
                                                 ------------     ------------
      Raw materials                              $ 5,401,150      $ 4,635,593
      Work-in-process                              4,835,699        4,305,202
      Finished goods                               6,005,383        6,261,203
      Less reserve for obsolete inventory           (747,835)         666,558)
                                                 ------------     ------------
      Total                                      $15,494,397      $14,535,440
                                                 ------------     ------------


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended June 30, 1998 and 1997. The effective tax rate for the three and six months ended June 30, 1998 and 1997 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% federal statutory tax rate.


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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 1998 and December 31, 1997, the cumulative effect of such transactions reduced stockholders' equity by approximately $579,420 and $490,591, respectively. The net impact to operations for the three months ended June 30, 1998 and 1997 would increase/(reduce) comprehensive income by approximately $99,517 and ($121,801), respectively. The net impact to operations for the six months ended June 30, 1998 and 1997 would reduce comprehensive income by approximately $88,829 and $277,401, respectively.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------
Operations. The Company achieved significant increases in sales and income for the three and six months ended June 30, 1998 compared to the same periods in 1997. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 1998 and 1997:

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                          --------                          --------
                                                   1998            1997             1998              1997
                                                 --------        --------         --------          --------

Sales                                              100.0 %        100.0%            100.0%           100.0%
Gross Profit                                        37.9           38.5              37.7             38.7
Selling, general and administrative                 25.4           25.6              25.4             26.6
Research and development                             4.8            7.6               5.1              7.1
Income from Operations                               7.7            5.3               7.2              4.9
Other Expense                                        1.1            1.5               1.1              1.4
Net Income                                           3.3            1.9               2.9              1.6


Sales. Sales for the second quarter of 1998 ended June 30 were $17,974,170 compared to $15,326,070 for the same period last year, which represents an increase of 17 percent. The Company's custom kit business grew by 24 percent during the most recent three-month period compared to the quarter ended June 30, 1997, while sales of other devices, including syringes, manifolds and needles, grew by 14 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as procedural growth. Sentir, the Company's sensor subsidiary, had gains in revenue of $278,465 for the quarter ended June 30, 1998 compared to the same quarter of 1997, an increase of 427%. International sales were up 18 percent for the three months ended June 30, 1998 over the prior year's period and accounted for 23 percent of the Company's total revenue mix. For the six-month period ended June 30, 1998 total sales were $34,440,185 compared with $29,159,213 for the same period in 1997, an increase of 18 percent. In addition, OEM sales for the six months ended June 30, 1998 increased 90% or $544,542, over the same period a year ago.

Gross Margin. Gross margin as a percentage of sales for the second quarter of 1998 was 37.9% compared to 38.5% for the same period in 1997. For the six months ended June 30, 1998 gross margin was 37.7% as compared to 38.7% for the same period in 1997. The decrease in gross margin for the three and six months ended June 30, 1998 was primarily due to price competition affecting several products, especially in European markets, and a strong U.S. dollar affecting the translation of its direct European sales into U.S. dollars. Although gross margins were down for three and six months ended June 30, 1998, from a year to year comparison, the gross margin of 37.9% for the most recent quarter is the fourth consecutive quarter of gross margin improvement in this area.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------


Operating Expenses. Operating expenses were 30.2% of sales for the three months ended June 30, 1998 compared to 33.2% for the second quarter of 1997. For the first six months of 1998 operating expenses decreased to 30.4% as compared to 33.8% for the same period in 1997. Selling, general and administrative expenses as a percentage of sales declined to 25.4% for the three and six months ended June 30, 1998 compared to 25.6% and 26.6% for the same periods in 1997. The improvement was primarily due to economies of scale associated with increasing sales volumes. Research and development costs have also declined to 4.8% of sales for the second quarter of 1998 compared to 7.6% for the same period in 1997. For the six months ended June 30, 1998 research and development decreased to 5.1% of sales down from 7.1% of sales for the first half of 1997. The decrease in R&D expenditures is primarily due to the completion of the Tomcat guide wire project and conversion of resources from R&D to production of the guide wire in Ireland.

Operating Income. During the quarter ended June 30, 1998, the Company reported income from operations of $1.4 million compared to $808,483 for the comparable period in 1997. Operating income for the first six months of 1998 was $2.5 million compared to $1.4 million for the same period in 1997. The increase in earnings for the three and six months ended June 30, 1998 was attributable to higher sales, lower research and development expenses, slower growth in SG&A expenses, and a lower effective tax rate.

Liquidity and Capital Resources. At June 30, 1998, the Company's working capital was $14.8 million which represented a current ratio of 2.1 to 1. During 1997, the Company increased an available secured bank line of credit to $10.5 million. The line of credit bears interest at the bank's prime rate and contains various conditions and restrictions. At June 30, 1998, the outstanding balance under the line of credit was $5.2 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations. In April 1998, the Company sold its land, building, and improvements in Castlerea, Ireland to a third party. In connection with the sale the Company received approximately $520,00 in cash for the building improvements and the buyer's assumption of its note payable with the Irish Development Agency for the land and building. This transaction resulted in an immaterial loss to the Company.

Market Risk Disclosures. The Company does not engage in significant derivative financial instruments. The Company does experience risk associated with foreign currency fluctuations, and interest rate risk associated with its variable rate debt; however, such risks have not been material to the Company and, accordingly, the Company has not deemed it necessary to enter into agreements to hedge such risks. The Company may enter into such agreements in the event that such risks become material in the future.


Year 2000. In 1996 the Company began the conversion its principal computer software systems to a new integrated system to support future growth and improve productivity. Management believes that an additional benefit of the conversion will be compliant with Year 2000 requirements without material additional expenditures or a material adverse effect on the Company's financial position, results of operations or liquidity. The Company also has third-party customers, financial institutions, vendors and others with which it conducts business. While the Company believes that these third-party vendors and customers will successfully address Year 2000 issues in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------


Statements contained in this release which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward- looking statement. It is important to note that actual outcomes and Merit's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth such as product acceptance, product recalls, competition and the overall regulatory environment.




                           PART II - OTHER INFORMATION

Item: 4       Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 27, 1998 in South Jordan, Utah. The following items of business were considered at the Annual Meeting:

         A:   Election of Directors

              Two persons were elected as members of the Board of Directors to serve a three year term. They are as follows:

                                                          Shares
                                                          Voted For
                                                          ---------

              James Ellis                                 6,101,436
              Michael Stillabower                         6,101,436


         B.   Selection of Auditors.

              A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for 1998 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 6,094,611. The number of shares voted against such proposal was 3,862. The number of shares abstaining from voting was 12,907.

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


MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     AUGUST 12, 1998             ------------------------------------------
          ---------------             FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 12, 1998
          ---------------             ------------------------------------------
                                      KENT W. STANGER
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER