Form 10-Q
period 1998-09-30
MERIT MEDICAL SYSTEMS INC
filed 1998-11-13
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number                                0-18592

                           MERIT MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Utah                                          87-0447695
----------------------------                         ---------------------------
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

Yes  x    No
   -----    -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


  Common Stock                                            7,460,441
  ------------                                            ---------
 TITLE OR CLASS                               Number of Shares Outstanding at
                                                      November 12, 1998

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------


PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----
  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997 ...........................................1

            Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997.........................3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997................................4

            Notes to Consolidated Financial Statements.......................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................8


PART II.    OTHER INFORMATION


  Item 4.    Exhibits and Reports on Form 8-K...............................10

SIGNATURES..................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                            September        December 31,
ASSET                                                         1998              1997
-----                                                    -------------  ---------------
                                                          (Unaudited)
CURRENT ASSETS:
Cash                                                      $    820,818  $       976,692
Trade receivables - net                                      9,213,201        9,599,443
Employee and related party receivables                         538,871          288,812
Irish Development Agency grant receivable                      304,514          747,888
Inventories                                                 17,090,578       14,535,440
Prepaid expenses and other assets                              576,859          538,259
Deferred income tax assets                                     546,937          782,435
                                                         -------------  ---------------
Total current assets                                        29,091,778       27,468,969
                                                         -------------  ---------------

PROPERTY AND EQUIPMENT:
Land                                                         1,065,985        1,101,544
Building                                                                        932,448
Automobiles                                                     89,709          112,633
Manufacturing equipment                                     13,218,201       10,909,529
Furniture and fixtures                                       5,251,605        4,817,738
Leasehold improvements                                       4,938,929        4,483,071
Construction-in-progress                                     3,339,136        2,747,414
                                                         -------------  ---------------
Total                                                       27,903,565       25,104,377
Less accumulated depreciation
  and amortization                                         (11,419,465)      (9,648,746)
                                                         -------------  ---------------
Property and equipment - net                                16,484,100       15,455,631
                                                         -------------  ---------------

OTHER ASSETS:
Intangible assets - net                                      2,350,295        2,024,050
Cost in excess of the fair value
of assets acquired - net                                       154,470          167,273
Prepaid royalty - net                                           42,857          107,143
Deposits                                                        68,490           46,612
                                                         -------------  ---------------
Total other assets                                           2,616,112        2,345,078
                                                         -------------  ---------------

TOTAL                                                    $  48,191,990  $    45,269,678
                                                         =============  ===============


Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
----------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                       September  30,      December 31,
                                                                           1998               1997
                                                                       --------------   ---------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
Line of credit                                                         $   6,353,797    $   4,624,727
Current portion of long-term debt                                          1,618,253        1,802,932
Trade payables                                                             3,460,771        3,438,349
Accrued expenses                                                           2,556,586        2,414,050
Advances from employees                                                       55,856           81,245
Income taxes payable                                                         438,308          369,695
                                                                       --------------   ---------------
Total current liabilities                                                 14,483,571       12,730,998

DEFERRED INCOME TAX LIABILITIES                                              794,663          883,002

LONG-TERM DEBT                                                             2,964,652        3,913,686

DEFERRED CREDITS                                                           1,334,337        1,543,151
                                                                       --------------   ---------------

Total liabilities                                                         19,577,223       19,070,837
                                                                       -------------    ---------------

MINORITY INTEREST IN SUBSIDIARY                                              511,409          396,692
                                                                       --------------   ---------------

STOCKHOLDERS' EQUITY:
Preferred stock  -5,000,000  shares  authorized
 as of September  30, 1998,  and December 31, 1997,
 respectively, no shares issued
Common  stock - no par  value;
 20,000,000  and  10,000,000  shares  authorized,
 respectively, 7,445,968 and 7,395,091 shares
 issued at September 30, 1998
 and December 31, 1997, respectively                                      17,462,414       17,178,971
Retained earnings                                                         10,850,819        9,113,769
Foreign currency translation adjustment                                     (209,875)        (490,591)
                                                                       --------------   ---------------
Total stockholders' equity                                                28,103,358       25,802,149
                                                                       --------------   ---------------

TOTAL                                                                  $  48,191,990    $  45,269,678
                                                                       ==============   ===============

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended                  Nine Months Ended
                                                           September  30,                      September  30,
                                                           --------------                      --------------

                                                       1998             1997              1998              1997
                                                  -------------    -------------    --------------   --------------

SALES                                              $16,703,033     $ 15,450,336       $51,143,218    $  44,609,549

COST OF SALES                                       10,270,250        9,815,145        31,734,533       27,690,322
                                                  -------------    -------------    --------------   --------------

GROSS MARGIN                                         6,432,783        5,635,191        19,408,685       16,919,227
                                                  -------------    -------------    --------------   --------------

OPERATING EXPENSES:
Selling, general and administrative                  4,160,108        3,912,461        12,899,025       11,680,876
Research and development                               729,583        1,207,985         2,476,337        3,283,324
                                                  -------------    -------------    --------------   --------------
TOTAL                                                4,889,691        5,120,446        15,375,362       14,964,200
                                                  -------------    -------------    --------------   --------------

INCOME FROM OPERATIONS                               1,543,092          514,745         4,033,323        1,955,027

OTHER EXPENSE                                          236,417          216,444           631,393          626,749
                                                  -------------    -------------    --------------   --------------

INCOME BEFORE INCOME TAX EXPENSE                     1,306,675          298,301         3,401,930        1,328,278

INCOME TAX EXPENSE                                     542,743          161,713         1,550,163          707,269

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                           41,096            7,450           114,717           15,844
                                                  -------------    -------------    --------------   --------------

NET INCOME                                        $    722,836     $    129,138     $   1,737,050    $     605,165
                                                  =============    =============    ==============   ==============

EARNINGS PER  COMMON SHARE-
   Basic and diluted                              $        .10     $        .02     $         .23    $         .08
                                                  =============    =============    ==============   ==============


AVERAGE COMMON SHARE -
   Basic and diluted                                 7,521,075        7,375,057         7,496,200        7,346,533
                                                  =============     ============    ==============   ==============



COMPREHENSIVE INCOME                              $  1,119,381     $     17,636     $   2,017,766    $     216,262
                                                  =============   ==============    ==============     ============


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 1998 and 1997   (Unaudited)
--------------------------------------------------------------------------------

                                                                      September 30,  September 30,
                                                                          1998           1997
                                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 1,737,050    $   605,165
                                                                      -----------    -----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                         2,121,645      1,762,111
  Bad debt expense                                                         75,689        102,189
 Losses (gains) on sales and abandonment of
   property and equipment                                                  43,475         (7,845)
Amortization of deferred credit                                           (67,423)       (44,939)
Deferred income taxes                                                     147,159        (10,594)
Minority interest in income of subsidiary                                 114,717         15,844
Changes in operating assets and liabilities net of
effects from purchase of UMI:
         Trade receivables                                                310,553     (1,781,840)
         Employee and related party receivables                          (224,805)        36,327
         Irish Development Agency grant receivable                        340,299       (225,690)
         Inventories                                                   (2,555,138)       158,389
         Prepaid expenses                                                 (63,555)      (162,575)
         Deposits and other                                               (21,878)        64,028
         Trade payables                                                    22,422       (154,255)
         Accrued expenses                                                 142,536       (605,314)
         Advances from employees                                          (25,389)       (30,524)
         Income taxes                                                      68,613        370,222
                                                                      -----------    -----------
Total adjustments                                                         428,920       (514,466)
                                                                      -----------    -----------

Net cash provided by operating activities                               2,165,970         90,699
                                                                      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                               (3,042,791)    (1,765,025)
  Cash payment in connection with assets purchased from UMI               (61,486)
  Intangible assets                                                      (477,702)      (310,065)
Proceeds from the sale of property and equipment                          539,202         22,646
                                                                      -----------    -----------

Net cash used in investing activities                                  (2,981,291)    (2,113,930)
                                                                      -----------    -----------

Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997    (Unaudited)
--------------------------------------------------------------------------------

                                                                        September 30,   September 30,
                                                                            1998            1997
                                                                       --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Line of credit                                                         1,729,070        1,501,996
    Issuance of common stock                                                 283,443        1,562,502
Principal payments on:
    Long-term debt                                                        (1,581,681)      (1,204,974)
    Deferred credit                                                         ( 52,101)         (26,051)
                                                                       --------------  ---------------

Net cash provided by financing activities                                    378,731        1,833,473
                                                                       --------------  ---------------

NET DECREASE IN CASH                                                         436,590          189,758

EFFECT OF EXCHANGE RATES ON CASH                                             280,716         (388,903)

CASH AT BEGINNING OF PERIOD                                                  976,692        1,262,950
                                                                       --------------  ---------------

CASH AT END OF PERIOD                                                  $     820,818   $      684,289
                                                                       ==============  ===============

SUPPLEMENTAL  DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
    Interest (including capitalized interest
      of $102,958 and $95,990, respectively)                           $     606,999   $      660,530
                                                                       ==============  ===============
   Income taxes                                                        $   1,334,391   $      347,641
                                                                       ==============  ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1998 and 1997 the Company issued notes payable totaling $770,848 and $680,903, respectively, for manufacturing equipment, furniture and fixtures, land and building.

During  the  nine  months  ended  September  30,  1997,  the  Company   acquired
substantially  all of the  operating  assets  of  Universal  Medical  Instrument
Corporation for 152,424 shares of Merit  restricted  common stock. In connection with this  acquisition  date,  the  Company  recorded  the  following  as of the acquisition date:

   Assets Acquired                                                         $ 863,198
   Cost in excess of fair market value                                       182,288
                                                                          ----------
   Total purchase price                                                   $1,045,486
                                                                          ==========


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at September 30, 1998 and December 31, 1997 consisted of the following:


                                               September 30,        December 31,
                                                  1998                   1997
                                             ---------------    ----------------

     Raw materials                           $    6,195,424       $   4,635,593
     Work-in-process                              4,951,455           4,305,202
     Finished goods                               6,395,071           6,261,203
     Less reserve for obsolete inventory           (451,372)           (666,558)
                                             ---------------    ----------------
     Total                                   $   17,090,578       $  14,535,440
                                             ==============       ==============


3. Income Taxes. The effective tax rate for the three and nine months ended September 30, 1998 and 1997, is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% federal statutory tax rate.


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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 1998 and December 31, 1997, the cumulative effect of such transactions reduced stockholders' equity by $209,875 and $490,591, respectively. The net impact to operations for the three months ended September 30, 1998 and 1997 would increase/(reduce) comprehensive income by approximately $396,545 and ($111,502), respectively. The net impact to operations for the nine months ended September 30, 1998 and 1997 would increase/ (reduce) comprehensive income by approximately $280,716 and ($388,903), respectively.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operations. The Company achieved increases in sales and earnings for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 1998 and 1997.

                                              Three Months Ended                           Nine Months Ended
                                                 September 30,                               September 30,
                                                 -------------                               -------------

                                          1998                1997                      1998              1997
                                          ----                ----                      ----              ----

Sales                                     100.0 %            100.0 %                   100.0 %            100.0 %
Gross Margin                               38.5               36.5                      37.9               37.9
Selling, General and Administrative        24.9               25.3                      25.2               26.2
Research & Development                      4.4                7.8                       4.8                7.4
Income From Operations                      9.2                3.3                       7.9                4.4
Other Expense                               1.4                1.4                       1.2                1.4
Net Income                                  4.3                 .8                       3.4                1.4


Sales. Sales for the third quarter of 1998 ended September 30 were $16,703,033 compared to $15,450,336 for the same period last year, which represents a gain of 8 percent. The Company's inflation device sales increased by 19 percent, custom kit business grew by 5 percent during the three-month period compared to the quarter ended September 30, 1997, while sales of other devices including syringes, manifolds and needles grew by 8 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as procedural growth. Sales from international operations rose by 5 percent for the three-month period compared to the prior year's same quarter. These sales represented 22 percent of total sales for the third quarter compared with 23 percent of total sales for the prior year period. For the nine-month period ended September 30, 1998 total sales were $51,143,218 compared with $44,609,549 for the same period in 1997, a gain of 15 percent. These gains were led by sales of the Company's inflation devices, which rose 16 percent; stopcocks, which grew by 52 percent; and custom kits, which grew by 13 percent. International sales were up 14 percent over the prior year's period, and accounted for 22 percent of the Company's total revenue mix compared with 22 percent of total revenues last year.

Gross Margin. Gross margin as a percentage of sales for the third quarter of 1998 was 38.5% compared to 36.5% for the same period in 1997. For the nine months ended September 30, 1998 and 1997 gross margin was 37.9%. The increase in gross margin for the three months ended September 30, 1998 was primarily due to favorable changes in product mix, price strategies, economies of scale associated with increased sales.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



Operating Expenses. Operating expenses were 29.3% of sales for the three months ended September 30,1998 compared to 33.1 % for the third quarter of 1997. For the first nine months of 1998 operating expenses decreased significantly to 30.1% compared to 33.5% for the same period in 1997. Selling, general and administrative expenses as a percentage of sales declined to 24.9% and 25.2% for the three and nine months ended September 30, 1998 compared to 25.3% and 26.2% for the same periods in 1997. The improvement was primarily due to economies of scale associated with increasing sales volumes and a continuous Company-wide focus on achieving greater individual productivity. The completion of the development and market introduction of the Tomcat P.T.C.A. guidewire in Ireland added important core technology and a new product line resulted in a decrease in research and development costs by approximately by $478,000 for the third quarter of 1998 compared to 1997. For the nine months ended September 30, 1998 research and development decreased approximately $807,000 compared with 1997.

Operating Income. During the quarter ended September 30, 1998, the Company reported record income from operations of $1,543,092 compared to $514,745, an increase of 200% for the comparable period in 1997. Operating income for the first nine months of 1998 was also a record $4,033,323 an increase of 106% vs. $1,955,027 for the same period in 1997. The increase in earnings for the three and nine months ended September 30, 1998 was attributable to an increase in sales with improved gross margins and a reduction in operating expenses as a percentage of sales.

Liquidity and Capital Resources. At September 30, 1998, the Company's working capital was $14.6 million which represented a current ratio of 2.0 to 1. On October 1, 1998, the Company renewed an available secured bank line of credit to $10.5 million. The line of credit bears interest at the bank's prime rate, or can be fixed at 1.85 percent below LIBOR and contains various conditions and restrictions. At September 30, 1998, the outstanding balance under the line of credit was $6.35 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables, particularly with the introduction of new product lines. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.


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

Year 2000. The Company has developed a comprehensive strategy for updating its systems for Year 2000 ("Y2K") compliance including those systems for all of its subsidiaries. The Company's information technology ("IT") systems include in-house developed software and hardware, as well as software and hardware purchased from outside parties. Merit Medical is in the process of identifying and assessing all systems to determine the extent of renovations required in order to be Y2K compliant. Renovations to programs that utilize in-house developed computer code are nearly complete and the Company anticipates that the renovations will be fully completed and validated on or before July 1999. Also, the Company believes vendor developed software will be made Y2K compliant by July 1999 through vendor-provided updates or replacement with other Y2K compliant hardware and software.

The Company is in the "inventory and assessment" phases with regard to its state of readiness related to non-IT devices containing embedded circuitry and issues related to third parties with which Merit has a material relationship. The Company is in various stages of the "inventory," "assessment" and "remediation" phases with regard to its IT systems. In addition, as part of the Year 2000 Project regarding IT systems, the Company continues to implement new or upgraded YEAR 2000 compliant systems for meeting manufacturing, financial and human resources. The completion date is expected to be July 1999.

Merit Medical expects that costs to address Y2K issues will total approximately $300,000, of which approximately $90,000 will be spent in the current fiscal year, with the remainder being spent during the first two quarters of fiscal 1999. Costs include hardware and software replacement costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues.

The Company is in the process of upgrading its manufacturing , financial and human resources systems for increased functionality. The new systems are Y2K compliant, and Merit expects these systems to be fully tested and operational by September, 1999. Management does not anticipate significant unplanned costs or problems with the new systems for Y2K compliance. Merit Medical has identified third parties with which it has a significant relationship that , in the event of a Y2K failure, could have a material impact on its financial position or operating results. The third parties include material and product suppliers, communication vendors, the Company's significant customers, creditors, and energy and utility suppliers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operation results and financial position. However, the Company is making inquiries of these third partes to assess their Y2K readiness and will implement appropriate action to mitigate any such exposure.

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

MERIT MEDICAL SYSTEMS, INC.
---------------------------



                           PART II - OTHER INFORMATION




ITEM 6: Exhibits and Reports on Form 8-K



                (a)        Reports on Form 8-K - none
                (b)        Exhibits


S - K No.                       Description                         Exhibit No.
--------------------------------------------------------------------------------
  27                      Financial Data Schedule                        1
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     NOVEMBER 12, 1998
       -----------------------        ------------------------------------------
                                      FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     NOVEMBER 12, 1998
       ----------------------         ------------------------------------------
                                      KENT W. STANGER
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER