Form 10-K
period 1998-12-31
MERIT MEDICAL SYSTEMS INC
filed 1999-03-31
CIK 856982

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           MERIT MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
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

                                 Title of Class
                           --------------------------
                           Common Stock, No Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|   No  |_|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 26, 1999, was approximately $32,156,930. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 26, 1999 the Registrant had 7,508,914 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 26, 1999 is incorporated by reference in Part III of this report.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

================================================================================

                                                 TABLE OF CONTENTS
          PART I....................................................................................... 1
Disclosure regarding forward-looking statements........................................................ 1
Item 1.   Business..................................................................................... 1
          GENERAL ..................................................................................... 1
          PRODUCTS..................................................................................... 2
              Inflation Devices........................................................................ 2
              Control Syringes......................................................................... 3
              Specialty Syringes....................................................................... 3
              High Pressure Contrast Injection Line and Sherlock Connectors............................ 3
              Manifolds................................................................................ 3
              Waste Containment System................................................................. 3
              Disposable Blood Pressure Transducer..................................................... 4
              Safety Basin............................................................................. 4
              Hemostasis Valves........................................................................ 4
              Torque Device............................................................................ 4
              Stopcock ................................................................................ 4
              Contrast Management Systems.............................................................. 4
              Angiographic Needles..................................................................... 4
              Captiva Blood Containment Device......................................................... 4
              Fountain Infusion Guidewire.............................................................. 4
              Tomcat (PTCA) Guidewire.................................................................. 4
              Mentor................................................................................... 4
              Squirt................................................................................... 4
              Angiography Pigtail Catheter............................................................. 4
              Pericardiocentesis....................................................................... 4
              Meritrans Pressure Transducers........................................................... 4
              Custom Kits.............................................................................. 5
          MARKETING AND SALES.......................................................................... 5
              Market Strategy.......................................................................... 5
              U.S. Sales............................................................................... 5
              International Sales...................................................................... 5
          CUSTOMERS.................................................................................... 5
          RESEARCH AND DEVELOPMENT..................................................................... 6
          MANUFACTURING................................................................................ 6
          COMPETITION.................................................................................. 6
          PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS............................ 7
          REGULATION................................................................................... 7
          EMPLOYEES.................................................................................... 8
          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
              EXPORT  SALES............................................................................ 8
Item 2.   Properties................................................................................... 8

Item 3.   Legal Proceedings............................................................................ 9

Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 9

PART II   ............................................................................................ 10

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters........................ 10

Item 6.   Selected Financial Data..................................................................... 10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 10

Item 8.   Financial Statements and Supplementary Data................................................. 10

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure........... 10


PART III  ............................................................................................ 11

Item 10, 11, 12 and 13................................................................................ 11


PART IV   ............................................................................................ 12

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................. 12

SIGNATURES............................................................................................ 14

Exhibit 24.1 Consent of Independent Public Accountants................................................ 15

                                     PART I

DISCLOSURE REGARDING FORWARD -LOOKING STATEMENTS

          This Form 10-K Report include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the ForwardLooking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward- Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, potential product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and material, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 1.   Business.
          ---------

GENERAL

          Merit  Medical  Systems,  Inc. (the  "Company")  was formed in 1987 by members  of its  current  management  for the  purpose of  producing  single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in innovative product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a series of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. Since 1997 the Company has expanded its product offerings to include catheters, guide wires, needles, drug infusion and wound irrigation devices.

          The Company's strategy is to offer a broad line of innovative, disposable products for use in angiography, angioplasty and similar procedures and to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its plastics molding, electronic and sensor-based technologies to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, urology, wound care, nephrology pain management and critical care. The Company's sales of products in combination and in custom kits have increased as additions have been made to the Company's product lines. In 1998, approximately 53% of the Company's sales were made directly to U.S. hospitals and approximately 25% of sales were made to custom packagers, distributors and O.E.M. companies who also distribute to U.S. hospitals. Approximately 22% of the Company's sales in 1998 were made in international markets.


          The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Sentir, Inc., a California-based manufacturer of silicon sensors. The Company has also organized subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the

Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp.("UMI"). The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."


PRODUCTS

          The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization laboratories, consultation with the Company's medical advisors and consultants through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes ("CCS"and "Smart Tip"), inflation devices ("Intellisystem," "Monarch," and " Basix," including new 25-atmosphere versions of the (Intellisystem, Monarch and Basix devices), specialty syringes ("Medallion" and "VacLoc"), high pressure tubing and connectors ("Excite" and "Sherlock") , waste handling and disposal products ("Merit Disposal Depot" and "Backstop"), a disposable blood pressure transducer ("Meritrans"), disposable hemostasis valves ("Passage" and "Access-9" Access
Plus), manifolds and stopcocks ("Marquis Series") a torque device and contrast management systems ("Miser" and "In-line Contrast Management System")
Angiography needles ("Majestick series"), and blood containment devices ("Captiva"), pericardiocentesis catheters and procedure trays, PTCA Guide wires ("Tom Cat") and extension wires, thrombolytic infusion catheters ("Fountain") and accessories (Squirt") and diagnostic angiographic pigtail catheters. These products are sold separately and in custom kits consisting primarily of selected combinations of products Guide wires.

          The Company has not experienced any product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

          Inflation Devices. Inflation devices are specialized syringes used in interventional catheterization procedures to inflate and deflate balloon-tipped catheters. The Company has received a 510(k) for use of its digital inflation devices for a wide range of additional clinical applications such as esophageal dilation, trigeminal nerve compression, retinal detachment and discography. Each of the Company's inflation devices incorporates proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing the pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

          The Company's Intellisystem(TM) 25 inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an integral pressure transducer which connects to an electronic monitor outside of the sterile field. To aid the marketing process and encourage use of the Company's products, the electronic monitor is provided without charge to customers using the IntelliSystem. The IntelliSystem measures, times, records and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. The Company believes that electronic sensing and display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

          The Monarch(TM) 25 is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small electronic monitor mounted on the barrel of the inflation syringe. The monitor does not offer all of the display, storage or printing capabilities of the IntelliSystem but offers the convenience of portable operation.

          The Basix(TM) 25 and the new basixCOMPAK(TM) are disposable inflation devices which incorporate a conventional analog pressure gauge, mounted on the barrel of the inflation syringe. The Basix more closely resembles devices marketed by the Company's competitors but incorporates the Company's proprietary design features and benefits. The Company believes that the Basix represents a significant addition to its line of inflation devices that will contribute to sales where both clinical and economic outcomes are a priority.

          Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography and angioplasty procedures. The control syringes are molded from polycarbonate material which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features which respond primarily to physician preferences. These features include different configurations of syringe handles and plungers and connections which allow operation of the syringe in a fixed or rotating position. In response to customer demand, Merit launched latex- free control syringes in 1998.

          Specialty Syringes. Merit's Medallion(TM) syringes, a line of disposable latex-free, color-coded specialty syringes are used for injection of medications, flushing of manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations. The color coding allows a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes can also be custom printed to the specifications of the user. In response to customer requests, the Company has developed and added additional sizes of its specialty syringes which have applications in dispensing various medications required in a broader range of peripheral procedures. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately but are an important component of the Company's custom kits.

          High Pressure Contrast Injection Line and Sherlock Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into the blood vessel. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi, and requires tubing that can withstand these pressures. The Company offers high pressure specialty tubing with proprietary Sherlock connectors. In 1998 the Company launched Excite(TM), a new line of clear, flexible high pressure tubing that combines the features of tubing clarity and strength. Sherlock connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing which can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock connectors is an important component of custom kits.

          Manifolds. The administration of saline, imaging and contrast fluids and the management of blood pressure monitoring, fluid injection and waste collection in angiography or angioplasty procedures is accomplished through a series of valves on a manifold which control the flow of various fluids in different directions. The Company has designed its own manifold consisting of two, three, four or five valves. The Company believes its manifold offers greater ease of use, simplified identification of flow direction and leak-free operation under the pressures of manual or mechanical injection of fluids when compared to manifolds sold by competitors. The Merit Manifold is sold separately but is also a key component of the Company's custom kits.

          Waste Containment System. Because of heightened awareness of the risk associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible. To address these concerns, the Company has designed a waste containment bag which connects to a manifold and collects waste materials such as blood and other fluids during angiography, angioplasty or other procedures. The Merit Disposal Depot(TM) is self-contained for ease of disposal and reduces risk of contamination. The Backstop(TM) is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens.

          Disposable Blood Pressure Transducer. The Meritrans (TM) is a disposal blood pressure transducer designed to provide reliable and precise blood pressure measurements. The device has a clear transducer housing and a flow-through design for easy flushing and debubbling.


          Hemostasis Valves. The Passage(TM) and Access-9(TM) and Access Plus(TM) hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's Angioplasty Packs. These valves are made with polycarbonate plastics for clarity and include Sherlock connectors. The devices differ in size and function.

          Torque Device. The Merit torque device is a guidewire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

          Stopcock. The Company's Marquis(TM) Series Stopcock offers improvements to competitive stopcock devices, including a large, easy grip handle. The Marquis Series Stopcock is used in connection with Sherlock connectors to provide improved connections during procedures.

          Contrast  Management  Systems.  The Miser(TM) and the In-line Contrast
Management   System  have  been   designed  to  increase   catheterization   lab
efficiencies by reducing contrast media waste.

          Angiographic Needles. The angiography needle creates the percutaneous access site for all angiography and angioplasty procedures. This site is the point of entry for the introducer sheath, guide wires, catheters and any other interventional devices. The Merit Majestik(TM) Needle helps the physician achieve precision vascular access with one of the sharpest angiography needles on the market.

          Captiva(TM) Blood Containment Device. The Captiva helps protect health care workers from the potential of blood-borne pathogens by minimizing the escape of blood during an initial needle puncture in vascular access procedures. This product is complementary to the angiographic needles and can be utilized in virtually every diagnostic and interventional case where needle introducers are used.

          Fountain(TM) Infusion Catheter. The Fountain catheter delivers specialized clot-dissolving drugs to help remove blood clots (thrombi) in peripheral vessels. This catheter is used to treat peripheral arterial occlusions, hemodialysis graft occlusions, and deep vein thrombosis. Marketing clearance was obtained for U.S. and European markets and sales of the Fountain catheter began in the second quarter of 1998. This product incorporates the Squirt fluid dispensing system for controlled fluid delivery.

          Tomcat (TM) (PTCA) Guide wire. Tomcat guide wires are used in percutaneous transluminal coronary angioplasty (PTCA) and stent deployment procedures. Guide wires are used to guide and place balloon angioplasty and stent deployment catheters into coronary arteries. This new product complements our existing lines of inflation devices and accessories currently used in balloon angioplasty procedures, and was designed, developed and manufactured in the Company's Ireland facility. Marketing clearance was recently obtained for U.S. and European markets and sales of the Tomcat guide wire began in the second quarter of 1998.

          Squirt(TM) Wound Irrigation. In any traumatic wound, the risk of infection is greatly decreased by the removal of bacteria and soil from the site. Merit launched a new line of Squirt wound irrigation products in 1998 designed for the emergency room to deliver large volumes of irrigation fluid. The product features a proprietary, one- handed Squirt fluid delivery syringe and an adjustable nozzle and splash protecting shield.

          Angiography Pigtail Catheter. In 1997 Merit acquired new product lines and technologies from UMI, a small specialty medical manufacturing firm in upstate New York. At that time the Company began marketing a new line of thin-wall, high flow, pigtail angiographic catheters ideally suited for smaller patients.

          Pericardiocentesis. Merit offers a complete pericardiocentesis kit which combines a high-flow drainage catheter and virtually all components needed to place the device in the pericardial sack. This combination saves the physician both time and money by having all components in one convenience tray.

          Meritrans(TM) Pressure Transducers. Diagnostic blood pressure monitoring is a clinical priority in virtually all diagnostic and interventional procedures. The Meritrans provides clinicians with reliable and precise blood pressure measurement. The clear, flow-through design makes flushing and debubbling simple and safe. The transducer is a critical component in many custom kit configurations.

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

MARKETING AND SALES

          Market Strategy. The Company's marketing strategy is strongly focused on identifying and introducing differentiated products that meet customer needs. The Company has targeted selected hospital market segments in cardiology and radiology where its products are used. Suggestions for new products and product improvements may come from engineers, sales persons, physicians and other technicians who perform the clinical procedures.

          When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically, and has good potential financial return, a "project team" is chartered with individuals from Marketing, Engineering, Manufacturing and Quality Assurance. This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing and prepares the product for market introduction. The Company strongly believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

          U.S. Sales. The Company's direct sales force currently consists of a vice president of sales, five regional sales managers and 36 direct sales representatives located in major metropolitan areas throughout the U.S. The Company's sales persons are trained by Company personnel at the Company's facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company and by observation of procedures in catheterization laboratories.

          International Sales. Outside of the U.S., the Company's products are presently sold by 42 independent dealer organizations and 14 direct sales representatives in Germany, France, the United Kingdom, Canada, Belgium, the Netherlands, and Ireland. In 1998, the Company's international sales grew by 11% and accounted for approximately 22% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

          International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which they are sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

CUSTOMERS

          The Company serves hospital-based cardiologists, radiologist, anesthesiologists, physiatrists (pain management), neurologists, ER physicians, technicians and nurses who practice. These clinicians influence the purchasing decision for Merit's products. Hospitals also purchase the Company's products in the U.S. through custom packagers and packers who assemble and combine products in custom kits and packs. The Company's customers outside the U.S. are hospitals and other end users in those countries where a direct sales force has been established, and in other countries are independent dealers in medical products who resell to hospitals and other customers.

          In 1998 OEM sales represented 3.4 % of Merit's total revenue. The Company is investing heavily in people and programs to expand the OEM business. Merit recognizes the growth opportunity in this area. Sales to the Company's single largest customer, a foreign dealer, accounted for 5.1% of total sales during the year ended December 31, 1998. In 1998, approximately 53% of the Company sales were made directly to domestic hospitals, 25% to custom packagers and packers and 22% to international markets.

RESEARCH AND DEVELOPMENT

          The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $3,244,477, $4,446,795, and $2,533,171, in 1998, 1997 and 1996, respectively. There was no customer-sponsored research and development. The Company anticipates that such expenses will be at approximately 4.0% to 6.0% of sales for 1999.

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

          The   electronic   monitors   and  sensors   used  in  the   Company's
IntelliSystem and Monarch inflation devices are assembled from standard electronic components or purchased from suppliers. In July 1994, the Company acquired a 73% interest in Sentir, Inc. ("Sentir"), a Utah corporation with its principal offices in Santa Clara, California, which is engaged in development and marketing of silicon sensors. Sentir was founded in 1991 by the Company's President and Chief Executive Officer, Fred P. Lampropoulos, to develop micromachining technology and silicon sensors. Sentir is presently providing virtually all of the sensors utilized by the Company in certain of its inflation devices.

          The  Company's  products  are  manufactured  at  several   facilities,
including in South Jordan, Utah, Galway, Ireland, and a leased expansion facility in Murray, Utah. See "Item 2. Properties."


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

          There are several companies which are in the business of designing, manufacturing and marketing devices similar to the Company's products, most of which have substantially greater financial, technical and marketing resources than the Company. There are several companies which compete with the Company in the U.S. market for products and accessories used in angiography and angioplasty procedures. The Company believes, based on available industry data with respect to the number of such procedures performed, that it is one of two market leaders in the U.S. for control syringes (together with NAIMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

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


PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS

          The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Two U.S. patents were issued in 1991 covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure and two U.S. patents were obtained in 1992 and 1993 covering digital control aspects of the Company's IntelliSystem inflation device and for displaying, storing and retrieving inflation data. The Company has obtained other patents covering each of its Monarch and Basix inflation devices and additional features of the IntelliSystem.

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem and Monarch inflation devices in consideration of a 5.75% ongoing royalty not to exceed $450,000 annually. Royalties paid in each of 1998, 1997 and 1996 were $450,000.

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

REGULATION

          The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the Food and Drug Administration "FDA". In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs who is responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with all applicable FDA requirements, the Company's business could be adversely affected by failure to comply with all applicable FDA and other government regulations presently existing and promulgated in the future.

          The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

          New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations of the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) Pre-Market Notification regulations require FDA clearance prior to marketing. To date, the Company's products have required only compliance with the Section 510(k) Pre-Market Notification regulations. The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 9001 certification for its South Jordan facility, as well ISO 9002 for its Galway, Ireland facility.

EMPLOYEES

          As of March 23, 1999, the Company employed 956 persons, including 760 in manufacturing, 90 in sales and marketing, 52 in engineering, research and development and 54 in administration.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see note 8 to the Consolidated Financial Statements incorporated by reference in this report.


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

          The Company is leasing a building of approximately 26,500 square feet in Galway, County Galway, Republic of Ireland as its principal office and manufacturing facility for European operations. This facility is used as the administrative headquarters to support the European direct sales force. The facility also houses a research and development team which has developed a new PTCA guide wire and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits, the BASIX inflation device and the Company's PTCA guide wire. In 1998 Merit began the manufacture of the hemostasis valve products. The property has been improved and equipped on terms favorable to the Company in connection with economic development grant incentives and grants provided by the Irish Government. This lease is for 20 years at approximately $135,000 per year, less a 40% subsidy from the Irish government, available through 1999. The Company also has a purchase option exercisable on terms deemed favorable to the Company through the term of the lease.

          During 1998 the Company sold approximately 1 1/2 acres of land and a building of approximately 25,000 square feet in Castlerea, County Roscommon, Republic of Ireland.

          In September, 1998, the Company closed a 32,000 square foot facility in Saratoga Springs, New York, where the product lines acquired from UMI (needles, catheters and guide wires) were being manufactured. The needles and catheters have been transferred to Salt Lake City and the guide wires to Galway, Ireland.

          In October 1997, the Company began manufacturing operations in a facility of approximately 25,000 square feet of manufacturing space formerly occupied by the Company in Murray, Utah and shifted production of several well-established products to this facility. In 1998 Merit added an additional 25,000 square feet of manufacturing space to its Murray location. The additional manufacturing space was obtained to create room at the Company's principal manufacturing facility for production of new products. The leases are for a term of five years with monthly lease payments of approximately $26,365.

          The Company believes that its facilities are generally adequate for its present level of operations and for anticipated increases in the level of operations.


Item 3.   Legal Proceedings.
          ------------------

          On February 4, 1994, an action was filed in the Third District Court of Salt Lake County, State of Utah by an individual claiming to be a shareholder of the Company and naming the Company, Fred P. Lampropoulos, President of the Company, and Sentir, a company founded by Mr. Lampropoulos, as defendants. The claims against the Company were subsequently dismissed. The complaint also asserts claims on behalf of the Company (derivative claims) against Mr. Lampropoulos and Sentir, alleging breach of fiduciary duty, and the improper taking of a corporate opportunity in connection with the formation of Sentir. The relief sought in connection with the derivative claims included disgorgement, costs, and attorney's fees. The Company appointed an independent Special Litigation Committee of the Board to determine the Company's course of action on the derivative claims which engaged counsel separate from the Company's usual counsel for purposes of the derivative claims. On November 7, 1995, pursuant to a Motion filed on behalf of the Company's Special Litigation Committee, the Court made a minute entry granting the motion to Dismiss the derivative claims, without prejudice. On November 4, 1996, the Special
Litigation Committee delivered its report essentially concluding that the derivative claims were not well founded. Nevertheless, on November 22,1996, the plaintiff refiled only the derivative claims in the Third District court of Salt Lake County, State of Utah and on January 22, 1997, a motion to dismiss was filed on behalf of the Company, seeking to terminate the litigation and asserting that the report of the Special Litigation Committee is entitled to deference under the law. The motion to dismiss was granted by the court, and judgment was entered on September 21, 1998, dismissing the action. The Plaintiff has appealed the judgment and the appeal is still pending.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.
          ---------------------------------------------------------------------

          The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 6.   Selected Financial Data.
          ------------------------

          The "Selected Financial Data" included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations.
          ----------------------

          The "Management's Discussion and Analysis of Financial Condition" included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          The Company's financial statements and notes included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K are incorporated herein by reference.


Item 9.   Changes and Disagreements with Accountants on Accounting and Financial
          ----------------------------------------------------------------------
          Disclosure.
          -----------

          There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10, 11, 12 and 13.

          These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 26, 1999. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)     Documents Filed as Part of this Report:

                  Financial Statements. The following financial statements are incorporated by reference as provided in Item 8 of this report:

                 --        Independent Auditors' Report

                 --        Balance Sheets as of December 31, 1998 and 1997

                 -- Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

                 -- Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                 -- Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

     10.2  Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended        [Form S-1 filed February 14,
           effective January 1, 1991*                                                1992, Exhibit No. 8]

     10.3  License Agreement, dated April 8, 1992 between the Company and Utah       [Form S-1 filed February 14,
           Medical Products, Inc.*                                                   1992, Exhibit No. 5]

     10.4  Lease Agreement dated as of June 8, 1993 for office and manufacturing     [Form 10-K for year ended
           facility*                                                                 December 31, 1994, Exhibit
                                                                                     No. 10.5]

     10.5  Loan Agreement with Zions First National Bank dated October 10,           [Form 10-K for year ended
           1995*                                                                     December 31, 1995, Exhibit
                                                                                     No. 10.5]

                                         Description                                           Exhibit No.
           -----------------------------------------------------------------------   -------------------------------
     10.6  Amendment to Loan Agreement with Zions First National Bank dated          [Form 10-K for year ended
           October 10, 1997                                                          December 31, 1997, Exhibit
                                                                                     No. 10.5]
     10.7  Amendment to Loan Agreement with Zions First National Bank dated
           October 10, 1998                                                          Filed herewith

     13.1  Annual Report to  Shareholders  for the year ended December 31, 1998.
           Certain  portions of this exhibit are  incorporated by reference into     Filed herewith
           this report on Form 10-K; except as so incorporated by reference, the
           Annual  Report to  Shareholders  is not deemed  filed as part of this report on Form 10-K.

     23.1  Consent of Independent Auditors                                           Filed herewith


     27    Financial Data Schedule - Twelve months ended December 31, 1998           Filed herewith

----------------------------------

*  These exhibits are incorporated herein by reference.

          (d) Financial Statement Schedules: There are no financial statement schedules required to be filed with this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                               MERIT MEDICAL SYSTEMS, INC.



                               By: /s/ Fred P. Lampropoulos
                                  ----------------------------------------------
                                   Fred P. Lampropoulos, President
                                    and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29,1999.


         Signature                                Capacity in Which Signed
         ---------                                ------------------------


/s/ Fred P. Lampropoulos
-----------------------------
Fred P. Lampropoulos                          President, Chief Executive Officer
                                              and Director

/s/ Kent W. Stanger
-----------------------------
Kent W. Stanger                               Chief      Financial      Officer,
                                              Secretary,  Treasurer and Director
                                              (Principal      financial      and
/s/ Richard W. Edelman                        accounting officer)
-----------------------------
Richard W. Edelman                            Director


/s/ Rex C. Bean
-----------------------------
Rex C. Bean                                   Director


/s/ James J. Ellis
-----------------------------
James J. Ellis                                Director


/s/ Michael E. Stillabower
-----------------------------
Michael E. Stillabower                        Director