Form 10-Q
period 1999-03-31
MERIT MEDICAL SYSTEMS INC
filed 1999-05-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.
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

Yes  x    No
    ---      ---
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                            7,529,352
  ------------                                            ---------
TITLE OR CLASS                                 Number of Shares Outstanding at
                                                        May 13, 1999

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------


PART I.     FINANCIAL INFORMATION                                                        PAGE
                                                                                         ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998..........................................................1

            Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998..................................................3

            Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998..................................................4

            Notes to Consolidated Financial Statements.....................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................7

  Item 3.    Market Risk Disclosure........................................................9


PART II.    OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K..............................................9


SIGNATURES................................................................................10


                                          PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------


                                                                         March 31,      December 31,
ASSETS                                                                    1999              1998
------                                                                 -------------    -------------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash                                                                  $      475,305    $     851,910
Trade receivables - net                                                   11,105,599       10,436,485
Employee and related
  party receivables                                                          564,912          472,994
Irish Development Agency grant receivable                                    329,776          198,445
Inventories                                                               18,390,528       17,785,743
Prepaid expenses other assets                                                982,033          636,124
Deferred income tax assets                                                   676,284          739,595
                                                                       -------------    -------------
Total current assets                                                      32,524,437       31,121,296
                                                                       -------------    -------------


PROPERTY AND EQUIPMENT:
Land                                                                       1,065,985        1,065,985

Manufacturing equipment                                                   14,018,970       13,669,599
Automobiles                                                                   85,359           89,469
Furniture and fixtures                                                     7,989,623        7,963,835
Leasehold improvements                                                     4,949,228        5,035,288
Construction-in-progress                                                   1,895,426        1,182,669
                                                                       -------------    -------------
Total                                                                     30,004,591       29,006,845
Less accumulated depreciation
  and amortization                                                       (12,706,807)     (12,043,130)
                                                                       -------------    -------------
Property and equipment - net                                              17,297,784       16,963,715
                                                                       -------------    -------------

OTHER ASSETS:
Intangible assets - net                                                    2,302,706        2,333,456
Deposits                                                                      66,381           74,218
Cost in excess of the fair value of assets of acquired-net                   146,875          150,673
Prepaid royalty                                                                                21,428
                                                                       -------------    -------------
Total other assets                                                         2,515,962        2,579,775
                                                                       -------------    -------------

TOTAL                                                                 $   52,338,183    $  50,664,786
                                                                       =============    =============


Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------
                                                                         March 31,       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999             1998
------------------------------------                                   -------------    -------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
Line of credit                                                           $ 8,253,246      $ 7,634,607
Current portion of long-term debt                                          1,699,571        1,808,970
Trade payables                                                             4,040,805        3,573,333
Accrued expenses                                                           2,658,193        2,055,849
Advances from employees                                                       73,625           74,090
Income taxes payable                                                         296,018          194,722
                                                                       -------------   --------------
Total current liabilities                                                 17,021,458       15,341,571

DEFERRED INCOME TAX LIABILITIES                                            1,278,508        1,275,651

LONG-TERM DEBT                                                             3,064,282        3,388,835

DEFERRED CREDITS                                                           1,065,380        1,023,861
                                                                       -------------    -------------

Total Liabilities                                                         22,429,628       21,029,918
                                                                       -------------    -------------

MINORITY INTEREST IN SUBSIDIARY                                              567,836          548,500
                                                                       -------------    -------------

STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000  shares  authorized as of
 March 31, 1999 and December 31, 1998, respectively,
 no shares issued
Common  stock-  no par  value;  20,000,000  and  10,000,000
 shares  authorized, respectively;  7,528,668  and  7,508,914 shares issued at March 31, 1999 and December 31, 1998,
 respectively                                                             17,888,503       17,793,094
Accumulated other comprehensive loss                                        (677,835)        (271,654)
Retained earnings                                                         12,130,051       11,564,928
                                                                       -------------    -------------
Total stockholders' equity                                                29,340,719       29,086,368
                                                                       -------------    -------------

TOTAL                                                                 $   52,338,183    $  50,664,786
                                                                       =============    =============

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998   (Unaudited)
-----------------------------------------------------------------


                                                     March 31,        March 31,
                                                       1999             1998
                                                 -------------    -------------

SALES                                           $   17,701,723    $  16,466,015

COST OF SALES                                       11,009,621       10,302,854
                                                 -------------    -------------

GROSS PROFIT                                         6,692,102        6,163,161
                                                 -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative                  4,819,663        4,166,965
Research and development                               801,703          888,193
                                                 -------------    -------------
TOTAL                                                5,621,366        5,055,158
                                                 -------------    -------------

INCOME FROM OPERATIONS                               1,070,736        1,108,003

OTHER EXPENSE - NET                                    230,546          196,660
                                                 -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE                       840,190          911,343

INCOME TAX EXPENSE                                     255,731          459,115

MINORITY INTEREST IN INCOME  OF SUBSIDIARY             (19,336)         (24,573)
                                                 -------------    -------------

NET INCOME                                      $      565,123    $     427,655
                                                 =============    =============

EARNINGS PER COMMON SHARE -
    Basic and diluted                           $          .08    $         .06
                                                 =============    =============

AVERAGE COMMON SHARES -
Basic                                                7,511,095        7,398,596
                                                 =============    =============

Diluted                                              7,512,809        7,437,485
                                                 =============    =============




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998  (Unaudited)
----------------------------------------------------------------


                                                                         March 31,         March 31,
                                                                           1999              1998
                                                                       -------------    -------------
 OPERATING ACTIVITIES:
 Net income                                                           $      565,123    $     427,655
                                                                       -------------    -------------
Adjustments to reconcile net income to net
  cash provided by (used in) in operating activities:
Depreciation and amortization                                                744,812          674,366
Bad debt expense                                                               8,018           75,312
(Gains) on sales and abandonment of
  property and equipment                                                                         (330)
Amortization of deferred credits                                             (45,845)          (8,423)
Deferred income taxes                                                         66,168           63,427
Minority interest in income of subsidiary                                     19,336           24,573
Changes in operating assets and liabilities:
  Trade receivables                                                         (677,132)          68,293
  Employee and related party receivables                                     (91,918)         (15,359)
  Irish Development Agency grant receivable                                  (43,967)         231,796
  Inventories                                                               (604,785)        (852,452)
  Prepaid expenses and other assets                                         (345,909)        (191,522)
  Deposits                                                                     7,837           (7,563)
  Trade payables                                                             467,472         (585,987)
  Accrued expenses                                                           602,344          (75,390)
  Advances from employees                                                       (465)         (13,691)
  Income taxes payable                                                       101,296           97,328
                                                                       -------------    -------------

Total adjustments                                                            207,262         (515,622)
                                                                       -------------    -------------

Net cash provided by ( used in) operating activities                         772,385          (87,967)
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                    (947,731)        (316,538)
  Intangible assets                                                          (25,159)         (35,381)
Proceeds from sale of property and equipment                                                      330
                                                                       -------------    -------------

Net cash used in investing activities                                       (972,890)        (351,589)
                                                                       -------------    -------------


Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998  (Unaudited)
------------------------------------------------------------------



                                                                           March 31,        March 31,
                                                                             1999             1998
                                                                      --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit                                              618,639          608,984
Proceeds from issuance of  common stock                                       95,409          103,359
Principal payments on:
  Long-term debt                                                            (483,967)        (449,001)
  Deferred credits                                                                            (17,367)
                                                                       -------------    -------------

Net cash provided by  financing activities                                   230,081          245,975
                                                                       -------------    -------------

EFFECT OF EXCHANGE RATES ON CASH                                            (406,181)        (188,346)
                                                                       -------------    -------------

NET DECREASE IN CASH                                                        (376,605)        (381,927)

CASH AT BEGINNING OF PERIOD                                                  851,910          976,692
                                                                       -------------      -----------

CASH AT END OF PERIOD                                                 $      475,305    $     594,765
                                                                       =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $28,614 and $32,512, respectively)          $      181,366    $     160,731
                                                                       =============    =============

  Income taxes                                                        $      88,267     $     298,360
                                                                       =============    =============


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month periods ended March 31, 1999 and 1998, the Company entered into notes payable totaling $50,015 and $433,954, respectively, for manufacturing equipment and furniture and fixtures.


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------


1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at March 31, 1999 and December 31, 1998 consisted of the following:


                                                    March 31,       December 31,
                                                      1999             1998
                                                  -----------    -------------
    Raw materials                                  $9,011,035       $7,458,133
    Work-in-process                                 2,541,671        1,954,696
    Finished goods                                  7,679,589        8,981,007
    Less reserve for obsolete inventory              (841,767)        (608,093)
                                                  -----------    -------------
    Total                                         $18,390,528      $17,785,743
                                                  ===========    =============


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 1999 and 1998. The effective tax rate for the quarter ended March 31, 1998 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs a 35% federal statutory tax rate. The effective tax rate improved during the quarter ended March 31, 1999, as the Company's operations in Ireland became profitable and their lower tax rate improved the Company's overall effective tax rate.


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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 1999 and December 31, 1998, the cumulative effect of such transactions reduced stockholders' equity by $677,835 and $271,654, respectively. Comprehensive income for the three months ended March 31, 1999 and 1998 is computed as follows:

                                                 Three Months Ended
                                                       March 31,
                                                       ---------
                                            1999                   1998
                                         ----------             ----------
Net income                                 $565,123               $427,655
Foreign currency translation               (406,181)              (188,346)
Comprehensive income                       $158,942               $239,309
                                         ==========             ==========

MERIT MEDICAL SYSTEMS, INC.
---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------

Operations. The Company's sales and earnings increased for the three months ended March 31, 1999 compared to the same period in 1998. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1999 and 1998:

                                               Three Months Ended
                                                   March 31,
                                                   ---------
                                              1999              1998
                                              ----              ----

Sales                                        100.0 %          100.0%
Gross Profit                                  37.8             37.4
Selling, general and administrative           27.2             25.3
Research and development                       4.5              5.4
Income From Operations                         6.0              6.7
Other Expense                                  1.4              1.2
Net Income                                     3.2              2.6


Sales for the first quarter of 1999 increased by 8%, or $1,235,708, compared to the same period for 1998. This increase was attributable to growth in sales of stand-alone products (up 16%), and custom kits (up 2%). The largest sales growth for stand-alone products came from inflation devices (up 17%). The introduction in April of 1998 of a new line of Fountain Infusion Catheters also contributed to growth in stand-alone products. International sales for the first quarter represented 24% of total Company sales, compared to 23% for 1997.

Gross Profit. Gross profit as a percentage of sales increased in the first quarter of 1999 to 37.8%, as compared to 37.4% in the first quarter of 1998. Factors contributing to the improvement were increased sales of higher-margin, stand alone products such as the new Fountain Infusion Catheter and the inflation devices.

Operating Expenses. Operating expenses increased as a percentage of sales to 31.8%, of sales in the first quarter of 1999, compared to 30.7% in the first quarter of 1998. Selling, general and administrative costs as a percentage of sales increased to 27.2%, compared to 25.3% for the first quarter of 1998. The increase in the current period was due to increases in MIS personnel associated with implementing the Company's Oracle integrated business information system and Y2K compliance, as well as strengthening its OEM sales and new business development departments. Research and development expenses declined by $86,490 and were 4.5% of sales in the first quarter of 1999 compared to 5.4% of sales for the first quarter of 1998.

Income. During the quarter ended March 31, 1999, the Company reported income from operations of $1,070,736, a decrease of 3.4% from income from operations of $1,108,003 for the comparable period in 1998. In spite of this decline in income from operations, net income rose to $565,123 up from $427,655, an increase of 32%, when comparing net income for first quarter of 1999 to first quarter 1998. This increase was primarily due to a lower effective tax rate of 30%, down from 50% for the same quarter last year. The turn from a loss in the first quarter of 1998 to profitability in the first quarter of 1999 for the Company's Irish operation contributed greatly to this reduced income tax rate.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
----------------------------------------------------------------------------




Liquidity and Capital Resources. At March 31, 1999, the Company's working capital was $15,502,979, which represented a current ratio of 1.9 to 1. During 1998, the Company increased an available secured bank line of credit to $10,500,000. In 1998 the Company negotiated a reduction in the interest rate and fees for its line of credit. At March 31, 1999, the outstanding balance under the line of credit was $8,253,246. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal sources of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Year 2000.
     In 1996 the Company began the conversion of the principal computer software systems to a new integrated system to support future growth and improve productivity. The Company has completed a review of its business information systems with regard to Year 2000 compliance and is either replacing or correcting those computer systems that have been found to have date-related deficiencies. A new Oracle integrated business information system for the order administration, financial and manufacturing processes was implemented and completed in November 1998.
     Through March 31, 1999 the Company had incurred approximately $3.5 million in costs to improve the Company's information technology systems and for Year 2000 readiness efforts. Of this amount, a substantial portion represents the costs of implementing and transitioning to new computer hardware and software for the Company's Oracle enterprise-wide business systems. Substantially all of these costs have been capitalized. The Company anticipates incurring an additional $500,000 in connection with the Year 2000 readiness efforts. The Company expects to have all Year 2000 readiness efforts completed by September 30, 1999.
     The Company believes its non-IT systems and products being shipped today have been assessed and found to be Year 2000 compliant. The Company relies on third-party providers for materials and services such as telecommunications, utilities, financial services and other key services. Interruption of those materials or services due to Year 2000 issues could affect the Company's operations. The Company has completed the process of contacting its major suppliers and has determined that all major suppliers are in the process of ensuring Year 2000 compliance. However, since the Company is dependent on key third parties, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods in the event that a significant number of suppliers and /or customers experience business disruptions as a result of their lack of Year 2000 readiness.
     The Company is in the process of implementing the Oracle system in its Irish facility with a planned completion date for the end of the third quarter of 1999. Both the Company's cost estimates and completion time frames could be influenced by the Company's ability to successfully identify all Year 2000 issues, the nature and amount of corrective action required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the Company.
     The foregoing discussion of the Company's Year 2000 readiness includes forward looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based upon management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and the success of the third parties with whom the Company does business in addressing their Year 2000 issues

MERIT MEDICAL SYSTEMS, INC.
---------------------------





DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report may include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases; Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the company's products, potential product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and material, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.



ITEM 3:

MARKET RISK DISCLOSURES

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


MERIT MEDICAL SYSTEMS, INC.
--------------------------------------------
REGISTRANT





Date:     May 13, 1999                 /s/FRED P. LAMPROPOULOS
          -------------                --------------------------------------
                                       FRED P. LAMPROPOULOS
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 13, 1999                 /s/KENT W. STANGER
          -------------                --------------------------------------
                                       KENT W. STANGER
                                       SECRETARY AND CHIEF FINANCIAL OFFICER