Form 10-Q
period 1999-06-30
MERIT MEDICAL SYSTEMS INC
filed 1999-08-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number          0-18592

                           MERIT MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Utah                                             87-0447695
---------------------------------                    ---------------------------
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

Yes  x    No
   -----    -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


 Common Stock                                               7,548,642
--------------                                   -------------------------------
TITLE OR CLASS                                   Number of Shares Outstanding at
                                                         August 12, 1999

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998...............................................1

          Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998........................................3

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998........................................4

          Notes to Consolidated Financial Statements..........................6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

  Item 3. Quantitative and Qualitative Disclosure About Market Risk...........9

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders................10

  Item 5. Other Information .................................................10

  Item 6. Exhibits and Reports on Form 8-K...................................10


SIGNATURES...................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------------------------------

                                                                 June 30,        December 31,
ASSETS                                                             1999              1998
------                                                         ------------      ------------
                                                                (Unaudited)
CURRENT ASSETS:
Cash                                                           $    818,654      $    851,910
Trade receivables - net                                          11,088,902        10,436,485
Employee and related
  party receivables                                                 467,028           472,994
Other receivables                                                   230,599
Irish Development Agency grant receivable                           204,117           198,445
Inventories                                                      19,374,643        17,785,743
Prepaid expenses and other assets                                   879,799           636,124
Deferred income tax assets                                          739,595           739,595
                                                               ------------      ------------
Total current assets                                             33,803,337        31,121,296
                                                               ------------      ------------

PROPERTY AND EQUIPMENT:
Land                                                              1,065,985         1,065,985
Manufacturing equipment                                          14,135,924        13,669,599
Automobiles                                                         134,846            89,469
Furniture and fixtures                                            8,078,423         7,963,835
Leasehold improvements                                            4,926,111         5,035,288
Construction-in-progress                                          2,520,625         1,182,669
                                                               ------------      ------------
Total                                                            30,861,914        29,006,845
Less accumulated depreciation
  and amortization                                              (13,234,900)      (12,043,130)
                                                               ------------      ------------
Property and equipment - net                                     17,627,014        16,963,715
                                                               ------------      ------------

OTHER ASSETS:
Intangible assets - net                                           2,345,496         2,333,456
Deposits                                                             67,422            74,218
Cost in excess of the fair value of assets of acquired-net          143,077           150,673
Prepaid royalty                                                                        21,428
                                                               ------------      ------------
Total other assets                                                2,555,995         2,579,775
                                                               ------------      ------------

TOTAL                                                          $ 53,986,346      $ 50,664,786
                                                               ============      ============


Continued on Page 2
See Notes to Consolidated Financial Statements

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

                    CONSOLIDATED BALANCE SHEETS (Continued)
                      JUNE 30, 1999 AND DECEMBER 31, 1998
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                         June 30,        December 31,
                                                               1999              1998
                                                           ------------      ------------
                                                            (Unaudited)
CURRENT LIABILITIES:
Line of credit                                             $  8,832,233      $  7,634,607
Current portion of long-term debt                             1,663,916         1,808,970
Trade payables                                                3,742,592         3,573,333
Accrued expenses                                              3,605,915         2,055,849
Advances from employees                                         111,238            74,090
Income taxes payable                                            459,492           194,722
                                                           ------------      ------------
Total current liabilities                                    18,415,386        15,341,571

DEFERRED INCOME TAX LIABILITIES                               1,374,868         1,275,651

LONG-TERM DEBT                                                2,680,212         3,388,835

DEFERRED CREDITS                                                986,700         1,023,861
                                                           ------------      ------------

Total Liabilities                                            23,457,166        21,029,218
                                                           ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                 616,998           548,500
                                                           ------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000 shares authorized as of
   June 30, 1999 and December 31, 1998, no shares
   issued
Common  stock-  no  par  value; 20,000,000
 shares  authorized; 7,532,274 and 7,508,914
 shares issued at June 30, 1999 and December 31, 1998,
   respectively                                              17,918,736        17,793,094
Retained earnings                                            12,882,735        11,564,928
Accumulated other comprehensive loss                           (889,289)         (271,654)
                                                           ------------      ------------
Total stockholders' equity                                   29,912,182        29,086,368
                                                           ------------      ------------

TOTAL                                                      $ 53,986,346      $ 50,664,786
                                                           ------------      ============


See Notes to Consolidated Financial Statements

                           MERIT MEDICAL SYSTEM, INC.
                           --------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 1998 (Unaudited)
----------------------------------------------------------------------------------------------------------

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                            June 30,
                                        ------------------------------      ------------------------------

                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
SALES                                   $ 18,979,739      $ 17,974,170      $ 36,681,462      $ 34,440,185

COST OF SALES                             11,629,974        11,161,429        22,639,595        21,464,283
                                        ------------      ------------      ------------      ------------

GROSS PROFIT                               7,349,765         6,812,741        14,041,867        12,975,902
                                        ------------      ------------      ------------      ------------

OPERATING EXPENSES:
Selling, general and administrative        4,980,256         4,571,952         9,799,919         8,738,917
Research and development                     892,193           858,561         1,693,896         1,746,754
                                        ------------      ------------      ------------      ------------
TOTAL                                      5,872,449         5,430,513        11,493,815        10,485,671
                                        ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                     1,477,316         1,382,228         2,548,052         2,490,231

OTHER EXPENSE                                228,954           198,316           459,500           394,976
                                        ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE           1,248,362         1,183,912         2,088,552         2,095,255

INCOME TAX EXPENSE                           446,516           548,306           702,247         1,007,421

MINORITY INTEREST IN (INCOME)
 LOSS OF SUBSIDIARY                          (49,162)          (49,048)          (68,498)          (73,621)
                                        ------------      ------------      ------------      ------------

NET INCOME                              $    752,684      $    586,558      $  1,317,807      $  1,014,213
                                        ============      ============      ============      ============

EARNINGS PER COMMON SHARE -
   Basic and diluted                    $       0.10      $       0.08      $       0.18      $       0.14
                                        ============      ============      ============      ============


AVERAGE COMMON SHARES -
   Basic and diluted                    $  7,531,131      $  7,551,761      $  7,522,229      $  7,489,150
                                        ============      ============      ============      ============


See Notes to Consolidated Financial Statements

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
-------------------------------------------------------------------------------------

                                                           June 30,         June 30,
                                                             1999             1998
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 1,317,807      $ 1,014,213
Adjustments to reconcile net income to net
 cash provided by (used in) in operating activities:
Depreciation and amortization                              1,606,643        1,376,866
Bad debt expense                                              11,975          164,740
Losses on sales and abandonment of
  property and equipment                                       1,267           18,128
Amortization of deferred credits                             (76,643)         (45,602)
Deferred income taxes                                         99,217          143,378
Minority interest in income of subsidiary                     68,498           73,621
Changes in operating assets and liabilities:
   Trade receivables                                        (664,392)        (275,908)
   Employee and related party receivables                      5,966         (158,216)
   Other receivables                                        (230,599)               0
   Irish Development Agency grant receivable                  33,810          397,791
   Inventories                                            (1,588,900)        (958,957)
   Prepaid expenses and other assets                        (243,675)        (189,993)
   Deposits                                                    6,796          (14,530)
   Trade payables                                            169,259         (446,175)
   Accrued expenses                                        1,550,066          513,963
   Advances from employees                                    37,148            3,451
   Income taxes payable                                      264,770         (135,919)
                                                         -----------      -----------

    Total adjustments                                      1,051,206          466,638
                                                         -----------      -----------

Net cash provided by operating activities                  2,369,013        1,480,851
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                  (2,188,879)      (1,808,735)
  Intangible assets                                         (150,576)        (268,709)
Proceeds from sale of property and equipment                 521,805
                                                         -----------      -----------
Net cash used in investing activities                     (2,339,455)      (1,555,639)
                                                         -----------      -----------


Continued on page 5
See Notes to Consolidated Financial Statement

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                  June 30,         June 30,
                                                                    1999             1998
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit                                   1,197,626          611,610
Proceeds from issuance of  common stock                             125,642          231,664
Principal payments on:
  Long-term debt                                                   (768,447)        (883,887)
  Deferred credits                                                  (34,734)
                                                                -----------      -----------

Net cash provided by (used in) financing activities                 554,821          (75,347)
                                                                -----------      -----------

NET INCREASE ( DECREASE) IN CASH                                    584,379         (150,135)

EFFECT OF EXCHANGE RATES ON CASH                                   (617,635)         (88,829)

CASH AT BEGINNING OF PERIOD                                         851,910          976,692
                                                                -----------      -----------

CASH AT END OF PERIOD                                           $   818,654      $   737,728
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $63,758 and $68,727 respectively)     $   453,765      $   381,248
                                                                ===========      ===========

  Income taxes                                                  $   338,260      $   999,962
                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1999 and 1998, the Company issued notes payable totaling $85,230 and $355,404, respectively, for manufacturing equipment and furniture and fixtures.


See Notes to Consolidated Financial Statements

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full-year period.


2. Inventories. Inventories at June 30, 1999 and December 31, 1998 consisted of the following:

                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     ------------
        Raw materials                             $ 9,534,714      $ 7,458,133
        Work-in-process                             2,835,249        1,954,696
        Finished goods                              7,921,691        8,981,007
        Less reserve for obsolete inventory          (917,011)        (608,093)
                                                  -----------     ------------
        Total                                     $19,374,643      $17,785,743
                                                  ===========     ============


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended June 30, 1999 and 1998. The effective tax rate for the three and six months ended June 30, 1998 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% federal statutory tax rate. The effective tax rate improved during the three and six months ended June 30, 1999, as the Company's operations in Ireland became profitable and their lower tax rate improved the Company's overall effective tax rate.


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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 1999 and December 31, 1998, the cumulative effect of such transactions reduced stockholders' equity by $889,289 and $271,654, respectively. Comprehensive income for the three and six months ended June 30, 1999 and 1998 is computed as follows:

                                      Three months ended                Six months ended
                                           June 30,                         June 30,
                                 ----------------------------     ----------------------------
                                     1999            1998            1999              1998
                                 -----------      -----------     -----------      -----------
Net income                       $   752,684      $   586,558     $ 1,317,807      $ 1,014,213
Foreign currency translation        (211,454)          99,517        (617,635)         (88,829)
                                 -----------      -----------     -----------      -----------
Comprehensive income             $   541,230      $   686,075     $   700,172      $   924,384
                                 ===========      ===========     ===========      ===========

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operations. The Company achieved significant increases in sales and income for the three and six months ended June 30, 1999 compared to the same periods in 1998. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 1999 and 1998:

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                        ----------------     -----------------
                                         1999      1998       1999       1998
                                        ------    ------     ------     ------
Sales                                   100.0%    100.0%     100.0%     100.0%
Gross Profit                              38.7      37.9       38.3       37.7
Selling, general and administrative       26.2      25.4       26.7       25.4
Research and development                   4.7       4.8        4.6        5.1
Income from Operations                     7.8       7.7        6.9        7.2
Other Expense                              1.2       1.1        1.3        1.1
Net Income                                 4.0       3.3        3.6        2.9


Sales. Sales for the three months of 1999 ended June 30, 1999 were $18,979,739, compared to $17,974,170 for the same period last year, which represents an increase of 6 percent. Sales growth for the three-month period was sustained mainly by sales of the Company's stand-alone products which grew by 9 percent and inflation devices which grew at 6 percent. For the six-month period ended June 30, 1999 total sales were $36,681,462 compared with $34,440,185 for the same period in 1998, an increase of 7 percent. Growth in sales for the six-month period were attributable to a growth in stand-alone products which grew by 11 percent, and inflation devices which grew at 6 percent. International sales for the six-month period ended June 30, 1999 grew by 11 percent, compared with the same period in 1998, and accounted for 22 percent of the Company's total revenue mix.

Gross Margin. Gross margin as a percentage of sales for the three months ended June 30, 1999 was 38.7% compared to 37.9% for the same period in 1998. For the six months ended June 30, 1999 gross margin was 38.3% as compared to 37.7% for the same period in 1998. The increase in gross margin for the three and six months ended June 30, 1999 was primarily the result of a mix more heavily weighted to higher-margin products such as inflation devices and stand-alone products.

Operating Expenses. Operating expenses were 30.9% of sales for the three months ended June 30, 1999, compared to 30.2% for the three months ended June 30, 1998. For the first six months of 1999 operating expenses increased to 31.3% as compared to 30.4% for the same period in 1998. Selling, general and administrative expenses as a percentage of sales increased to 26.2% and 26.7% for the three and six months ended June 30, 1999 and 1998, respectively compared to 25.4% for both periods in 1998 . The increase in operating expenses for the three and six months ended June 30, 1999, were due mainly to personnel additions to address the fourth quarter 1998 implementation of the Company's Oracle integrated business information system and Y2K compliance issues, as well as strengthening its OEM sales and new business development departments. Research and development costs declined to 4.7% of sales for the three months ended June 30, 1999, compared to 4.8% for the same period in 1998. For the six months ended June 30, 1999, research and development expenditures decreased to 4.6% of sales, down from 5.1% of sales for the six months ended June 30, 1998.

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

Operating Income. During the three months ended June 30, 1999, the Company reported income from operations of $1.5 million compared to $1.4 million for the comparable period in 1998. Operating income for the first six months of 1999 and 1998 were $2.5 million. Although operating income for the three and six months ended June 30, 1999 was up slightly over the prior periods, net income for the three months ended June 30, 1999 rose to $752,684, up from $586,558, for the same three-month period of 1998, an increase of 28%, and net income for the six months ended rose to $1.3 million up from $1.0 million, an increase of 30%. The increase in net income for both periods was positively affected by lower tax rates due to the Company's Irish operation becoming profitable.

Liquidity and Capital Resources. At June 30, 1999, the Company's working capital was $15.4 million which represented a current ratio of 1.8 to 1. During 1998, the Company increased an available secured bank line of credit to $10.5 million. The line of credit bears interest at the bank's prime rate and contains various conditions and restrictions. At June 30, 1999, the outstanding balance under the line of credit was $8.8 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations. In April 1998, the Company sold its land, building, and improvements in Castlerea, Ireland to a third party. In connection with the sale the Company received approximately $520,000 in cash for the building improvements and the buyer's assumption of its note payable with the Irish Development Agency for the land and building. This transaction resulted in an immaterial loss to the Company.


Year 2000. In 1996 the Company began the conversion of the principal computer software systems to a new integrated system to support future growth and improve productivity. The Company has completed a review of its business information systems with regard to Year 2000 compliance and is either replacing or correcting those computer systems that have been found to have date-related deficiencies. A new Oracle integrated business information system for the order administration, financial and manufacturing processes was implemented and completed in November 1998. Through June 30, 1999 the Company had incurred approximately $3.8 million in costs to improve the Company's information technology systems and for Year 2000 readiness efforts. Of this amount, a substantial portion represents the costs of implementing and transitioning to new computer hardware and software for the Company's Oracle enterprise-wide business systems. Substantially all of these costs have been capitalized. The Company anticipates incurring an additional $500,000 in connection with the Year 2000 readiness efforts. The Company expects to have all Year 2000 readiness efforts completed by September 30, 1999. The Company believes its non-IT systems and products being shipped today have been assessed and found to be Year 2000 compliant. The Company relies on third-party providers for materials and services such as telecommunications, utilities, financial services and other key services. Interruption of those materials or services due to Year 2000 issues could affect the Company's operations. The Company has completed the process of contacting its major suppliers and has determined that all major suppliers are in the process of ensuring Year 2000 compliance. However, since the Company is dependent on key third parties, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods in the event that a significant number of suppliers and /or customers experience business disruptions as a result of their lack of Year 2000 readiness. The Company is in the process of implementing the Oracle system in its Irish facility with a planned completion date for November of 1999. Both the Company's cost estimates and completion time frames could be influenced by the Company's ability to successfully identify all Year 2000 issues, the nature and amount of corrective action required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the Company. The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based upon management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and the success of the third parties with whom the Company does business in addressing their Year 2000 issues.

Forward-looking Statements. Statements contained in this document which are not purely historical are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. It is important to note that actual outcomes and Merit's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth such as product acceptance, product recalls, competition and the overall regulatory environment.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk.

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

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------

                           PART II - OTHER INFORMATION

Item: 4    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 26, 1999 in South Jordan, Utah. The following items of business were considered at the Annual Meeting:

         A:   Election of Directors
              ---------------------

              Two persons were elected as members of the Board of Directors to serve three-year term. They are as follows:

                                                            Shares
                                                          Voted For
                                                          ---------
              Rex C. Bean                                 5,855,565
              Richard W. Edelman                          5,859,665

         B.   Approval of the Company's 1999 Omnibus Incentive Stock Plan.
              ------------------------------------------------------------

              A proposal to approve the Company's 1999 Omnibus  Incentive  Stock
Plan to be substituted in part for the Company's long-term Incentive Stock Option Plan was approved by the shareholders of the Company. The number of shares voted for the amendment was 3,641,950. The number of shares voted against the amendment was 496,905.
The number of shares abstaining from voting on was 16,623.

         C.   Selection of Auditors.
              ----------------------

              A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for 1999 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 6,350,456. The number of shares voted against such proposal was 19,400. The number of shares abstaining from voting was 6,805.

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

                          MERIT MEDICAL SYSTEMS, INC.
                          ---------------------------


                           PART II - OTHER INFORMATION





ITEM 6:    Exhibits and Reports on Form 8-K



             (a)  Reports on Form 8-K - none
             (b)  Exhibits

--------------------------------------------------------------------------------
         S - K No.              Description                   Exhibit No.
--------------------------------------------------------------------------------
            27            Financial Data Schedule                  2
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     AUGUST 12, 1999             /s/ FRED P. LAMPROPOULOS
       ---------------------          ------------------------------------------
                                      FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 12, 1999             /S/ KENT W. STANGER
       ---------------------          ------------------------------------------
                                      KENT W. STANGER
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER