Form 10-Q
period 1999-09-30
MERIT MEDICAL SYSTEMS INC
filed 1999-11-12
CIK 856982

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
      OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number                                0-18592


                             MERIT MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              UTAH                                            87-0447695
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Identification No.)
incorporation or organization)

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

Yes __X__    No _____

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  COMMON STOCK                                     7,572,425
----------------                         -------------------------------
 TITLE OR CLASS                          Number of Shares Outstanding at
                                                November 12, 1999

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                             PAGE
  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998......................................................       1

            Consolidated Statements of Operations for the three and nine months
            ended September 30, 1999 and 1998..........................................       3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998..........................................       4

            Notes to Consolidated Financial Statements.................................       6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................       7

  Item 3.   Market Risk Disclosure.....................................................       9

PART II.    OTHER INFORMATION


  Item 4.   Exhibits and Reports on Form 8-K...........................................      10

SIGNATURES.............................................................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                   September         December 31,
ASSET                                                                1999                1998
-----                                                            ------------        ------------
                                                                 (Unaudited)
CURRENT ASSETS:
Cash                                                             $    731,436        $    851,910
Trade receivables - net                                            12,290,665          10,436,485
Employee and related party receivables                                467,484             472,994
Irish Development Agency grant receivable                              94,945             198,445
Inventories                                                        24,553,726          17,785,743
Prepaid expenses and other assets                                     625,083             636,124
Deferred income tax assets                                            739,595             739,595
                                                                 ------------        ------------
Total current assets                                               39,502,934          31,121,296
                                                                 ------------        ------------

PROPERTY AND EQUIPMENT:
Land                                                                1,365,985           1,065,985
Building                                                            1,500,000
Automobiles                                                           136,436              89,469
Manufacturing equipment                                            17,105,849          13,669,599
Furniture and fixtures                                              8,751,644           7,963,835
Leasehold improvements                                              5,003,745           5,035,288
Construction-in-progress                                            2,031,670           1,182,669
                                                                 ------------        ------------
Total                                                              35,895,329          29,006,845
Less accumulated depreciation
  and amortization                                                (14,110,964)        (12,043,130)
                                                                 ------------        ------------
Property and equipment - net                                       21,784,365          16,963,715
                                                                 ------------        ------------

OTHER ASSETS:
Intangible assets - net                                             2,322,946           2,333,456
Cost in excess of the fair value of assets acquired - net           4,983,554             150,673
Prepaid royalty - net                                                                      21,428
Deposits                                                               44,804              74,218
                                                                 ------------        ------------
Total other assets                                                  7,351,304           2,579,775
                                                                 ------------        ------------

TOTAL                                                            $ 68,638,603        $ 50,664,786
                                                                 ============        ============


CONTINUED ON PAGE 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       September 30,   December 31,
                                                                           1999            1998
                                                                       ------------    -------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
Line of credit                                                         $               $   7,634,607
Current portion of long-term debt                                         1,036,354        1,808,970
Trade payables                                                            5,524,626        3,573,333
Accrued expenses                                                          3,576,249        2,055,849
Advances from employees                                                      97,116           74,090
Income taxes payable                                                        622,712          194,722
                                                                       ------------    -------------
Total current liabilities                                                10,857,057       15,341,571

DEFERRED INCOME TAX LIABILITIES                                           1,362,620        1,275,651

LONG-TERM DEBT                                                           24,228,151        3,388,835

DEFERRED CREDITS                                                            997,052        1,023,861
                                                                       ------------    -------------

Total liabilities                                                        37,444,880       21,029,918
                                                                       ------------    -------------

MINORITY INTEREST IN SUBSIDIARY                                                              548,500
                                                                       ------------    -------------

STOCKHOLDERS' EQUITY:
Preferred stock -5,000,000 shares authorized as of September 30,
   1999, and December 31, 1998, no shares issued
Common stock - no par value; 20,000,000 and 10,000,000 shares authorized, respectively, 7,554,371 and 7,508,914 shares issued
   at September 30, 1999 and December 31, 1998, respectively             18,084,309       17,793,094
Retained earnings                                                        13,811,503       11,564,928
Foreign currency translation adjustment                                    (702,089)        (271,654)
                                                                       ------------    -------------
Total stockholders' equity                                               31,193,723       29,086,368
                                                                       ------------    -------------


TOTAL                                                                  $ 68,638,603    $  50,664,786
                                                                       ============    =============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998    (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                           ------------------------------       ------------------------------
                                              1999               1998              1999                1998
                                           -----------        -----------       -----------        -----------
SALES                                      $19,920,419        $16,703,033       $56,601,881        $51,143,218

COST OF SALES                               12,156,979         10,270,250        34,796,574         31,734,533
                                           -----------        -----------       -----------        -----------

GROSS MARGIN                                 7,763,440          6,432,783        21,805,307         19,408,685
                                           -----------        -----------       -----------        -----------

OPERATING EXPENSES:
Selling, general and administrative          5,071,648          4,160,108        14,871,567         12,899,025
Research and development                       986,010            729,583         2,679,906          2,476,337
                                           -----------        -----------       -----------        -----------
TOTAL                                        6,057,658          4,889,691        17,551,473         15,375,362
                                           -----------        -----------       -----------        -----------

INCOME FROM OPERATIONS                       1,705,782          1,543,092         4,253,834          4,033,323

OTHER EXPENSE                                  301,114            236,417           760,614            631,393
                                           -----------        -----------       -----------        -----------

INCOME BEFORE INCOME TAX EXPENSE             1,404,668          1,306,675         3,493,220          3,401,930

INCOME TAX EXPENSE                             463,321            542,743         1,165,567          1,550,163

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                   12,579             41,096            81,077            114,717
                                           -----------        -----------       -----------        -----------

NET INCOME                                 $   928,768        $   722,836       $ 2,246,576        $ 1,737,050
                                           ===========        ===========       ===========        ===========

EARNINGS PER  COMMON SHARE -
   Basic                                   $       .12        $       .10       $       .30        $       .23
                                           ===========        ===========       ===========        ===========

   Diluted                                 $       .12        $       .10       $       .29        $       .23
                                           ===========        ===========       ===========        ===========

WEIGHTED AVERAGE COMMON SHARES -
   Basic                                     7,535,735          7,434,624         7,531,319          7,410,866
                                           ===========        ===========       ===========        ===========

   Diluted                                   7,709,815          7,521,075         7,590,329          7,496,200
                                           ===========        ===========       ===========        ===========



  See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 1999 and 1998   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    September 30,        September 30,
                                                                                        1999                 1998
                                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  2,246,576         $  1,737,050
                                                                                    ------------         ------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                                         2,575,323            2,121,645
 Bad debt expense                                                                        110,977               75,689
 Losses (gains) on sales and abandonment of
   property and equipment                                                                    764               43,475
Amortization of deferred credit                                                         (106,701)             (67,423)
Deferred income taxes                                                                     86,969              147,159
Minority interest in income of subsidiary                                                 81,077              114,717
Changes in operating assets and liabilities net of
 effects from acquisitions:
 Trade receivables                                                                    (1,965,157)             310,553
 Employee and related party receivables                                                    5,510             (224,805)
 Irish Development Agency grant receivable                                               183,392              340,299
 Inventories                                                                          (4,312,626)          (2,555,138)
 Prepaid expenses                                                                         11,041              (63,555)
 Deposits and other                                                                       29,414              (21,878)
 Trade payables                                                                        1,951,293               22,422
 Accrued expenses                                                                      1,520,400              142,536
 Advances from employees                                                                  23,026              (25,389)
 Income taxes                                                                            427,990               68,613
                                                                                    ------------         ------------
Total adjustments                                                                        622,692              428,920
                                                                                    ------------         ------------

Net cash provided by operating activities                                              2,869,268            2,165,970
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                              (3,795,562)          (3,042,791)
  Cash payments in connection with assets
    purchased from Mallinckrodt                                                       (8,122,777)
  Cash payment in connection with purchase of  minority
    Sentir shareholders' shares                                                       (3,477,904)
  Intangible assets                                                                     (188,692)            (477,702)
Proceeds from the sale of property and equipment                                             503              539,202
                                                                                    ------------         ------------

Net cash used in investing activities                                                (15,584,432)          (2,981,291)
                                                                                    ------------         ------------

CONTINUED ON PAGE 5
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998    (Unaudited)
--------------------------------------------------------------------------------

                                                                    September 30,      September 30,
                                                                        1999                1998
                                                                    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Line of credit                                                                         1,729,070
    Issuance of common stock                                             291,215             283,443
    Issuance of long-term debt                                        22,058,311
Principal payments on:
    Long-term debt                                                    (1,689,794)         (1,581,681)
    Deferred credit
    Line of credit                                                    (7,634,607)            (52,101)
                                                                    ------------        ------------
Net cash provided by financing activities                             13,025,125             378,731
                                                                    ------------        ------------

NET INCREASE (DECREASE) IN CASH                                          309,961            (436,590)

EFFECT OF EXCHANGE RATES ON CASH                                        (430,435)            280,716

CASH AT BEGINNING OF PERIOD                                              851,910             976,692
                                                                    ------------        ------------

CASH AT END OF PERIOD                                               $    731,436        $    820,818
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest (including capitalized interest
      of $110,702 and $102,958, respectively)                       $    730,539        $    606,999
                                                                    ============        ============
   Income taxes                                                     $    650,608        $  1,334,391
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1999 and 1998 the Company issued notes payable totaling $301,817 and $770,848, respectively, for manufacturing equipment, furniture and fixtures, land and building.

During the nine months ended September 30, 1999, the Company acquired substantially all of the operating assets of the Mallinckrodt Catheter Division located in Angleton, Texas for cash. In connection with this acquisition, the Company recorded the following as of the acquisition date:

  Assets Acquired                                                        $6,098,675
  Cost in excess of fair market value                                     2,024,102
                                                                         ----------
  Total purchase price                                                   $8,122,777
                                                                         ==========

During the nine months ended September 30, 1999 the Company purchased all 28% of the minority shares of Sentir Semiconductor not previously owned by the Company for $3,477,904. In connection with this acquisition, the Company recorded $2,848,327 in goodwill.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year period.

2. INVENTORIES. Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                                                      September 30,        December 31,
                                                                          1999                 1998
                                                                     --------------       -------------
          Raw materials                                                 $10,856,575       $   8,981,007
          Work-in-process                                                 4,203,502           1,954,696
          Finished goods                                                 11,198,371           7,458,133
          Less reserve for obsolete inventory                            (1,704,722)           (608,093)
                                                                     --------------       -------------
          Total                                                         $24,553,726        $ 17,785,743
                                                                     ==============       =============

3. INCOME TAXES. The Company has not fully allocated income tax expense between current and deferred for the quarters ended September 30, 1999 and 1998. The effective tax rate for the three and nine months ended September 30, 1998 is higher than the federal statutory tax rate largely due to losses incurred by the Company's Irish subsidiary for which a tax benefit was recorded at a rate of 10% vs. a 35% federal statutory tax rate. The effective tax rate improved during the three and nine months ended September 30, 1999, as the Company's operations in Ireland became profitable and their lower tax rate improved the Company's overall effective tax rate.

4. REPORTING COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

Effective January 1, 1998, the Company adopted the provisions of SFAS No.
130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 1999 and December 31, 1998, the cumulative effect of such transactions reduced stockholders' equity by $702,089 and $271,654, respectively. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is computed as follows:

                                         Three months ended                   Nine months ended
                                            September 30,                        September 30,
                                            -------------                        -------------
                                       1999               1998              1999                1998
                                    -----------        -----------       -----------         -----------
Net Income                          $   928,768        $   722,836        $2,246,576         $ 1,737,050
Foreign currency translation            187,200            396,545          (430,435)            280,716
                                    -----------        -----------       -----------         -----------
Comprehensive income                $ 1,115,968        $ 1,119,381        $1,816,141         $ 2,017,766
                                    ===========        ===========       ===========         ===========

MERIT MEDICAL SYSTEMS, INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

During the third quarter of 1999, the Company completed a significant acquisition consistent with its continuing strategy of growth into primary use, higher-margin products. On August 20, 1999, the Company acquired the operating assets of the Angleton, Texas division of Mallinckrodt, Inc. for approximately $8.1 million. The acquisition included a line of diagnostic, guiding and specialty catheters, as well as diagnostic guide wires, sheaths, specialty needles and other accessories. All of these products complement Merit's existing products and are sold to the same customers through the existing sales force. This acquisition also added important technology and know-how which the Company believes will accelerate the development of several new lines of catheter products to be sold into interventional radiology markets.

The Company also increased its available capital by increasing its existing bank line of credit to $28 million, up from $10.5 million, on terms that are deemed favorable to the Company. This new six-year facility with Zions Bank was instrumental in the financing of the Angleton acquisition. These transactions, along with new products which have been or will be introduced in the near future, have positioned the Company for what management believes will be increased growth and profitability.

OPERATIONS. The Company achieved record levels of sales and earnings for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 1999 and 1998.

                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                          ------------------      -----------------
                                           1999        1998        1999       1998
                                           ----        ----        ----       ----
Sales                                     100.0 %     100.0 %     100.0 %     100.0 %
Gross Margin                               39.0        38.5        38.5        37.9
Selling, General and Administrative        25.5        24.9        26.3        25.2
Research & Development                      4.9         4.4         4.7         4.8
Income From Operations                      8.6         9.2         7.5         7.9
Other Expense                               1.5         1.4         1.3         1.2
Net Income                                  4.7         4.3         4.0         3.4

SALES. Sales for the third quarter of 1999 ended September 30 were $19,920,419 compared to $16,703,033 for the same period last year, which represents a gain of 19 percent. The Company's catheter sales were up 393%, which included five weeks of sales from the recently required Angleton catheter line; Sentir's business grew by 140%; inflation device sales increased by 19 percent, custom kit business grew by 8 percent during the three-month period compared to the quarter ended September 30, 1998; while sales of other devices including syringes, manifolds and needles grew by 17 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as hospital procedural growth. For the nine-month period ended September 30, 1999 total sales were $56,601,881 compared with $51,143,218 for the same period in 1998, a gain of 11 percent. These gains were led by sales of the Company's catheters which were up 243%; Sentir's business grew by 45%; inflation devices, which rose 17 percent; tubing, which grew by 16 percent; and custom kits,(other than inflation and manifold kits) which grew by 17 percent.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GROSS MARGIN. Gross margin as a percentage of sales for the third quarter of 1999 was 39.0% compared to 38.5% for the same period of 1998. For the nine months ended September 30, 1999 gross margin was 38.5% compared to 37.9% for the first nine months of 1998. The increase in gross margin for the three and nine months ended September 30, 1999 was primarily due to favorable changes in product mix, price strategies and economies of scale associated with increased sales.

OPERATING EXPENSES. Operating expenses were 30.4% of sales for the three months ended September 30,1999 compared to 29.3% for the third quarter of 1998. For the first nine months of 1999 operating expenses increased to 31.0% compared to 30.1% for the same period in 1998. Selling, general and administrative expenses as a percentage of sales were 25.5% and 26.3% for the three and nine months ended September 30, 1999 compared to 25.2% and 24.9% for the same periods in 1998. The increase was primarily due to additions to the MIS department to address the implementation of the Company's Oracle integrated business information system and Y2K compliance issues, as well as strengthening its OEM sales and new business development departments.

OPERATING INCOME. During the quarter ended September 30, 1999, the Company reported record income from operations of $1.7 million compared to $1.5 million for the comparable period in 1998. Operating income for the first nine months of 1999 was also a record $4.3 million vs. $4.0 million for the same period in 1998. The increase in net earnings for the three and nine months ended September 30, 1999 was attributable to an increase in sales with improved gross margins and a reduction in the effective tax rate offset in part by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1999, the Company's working capital increased significantly to $28.6 million which represented a current ratio of 3.6 to 1 up from $15.8 million and a current ratio of 2.0 to 1 at December 31, 1998. During the nine months ended September 30, 1999 the principal sources of funds were $2.9 million generated from operations, $20.3 million in net long-term debt and $.3 million from the issuance of common stock. During the same period the Company invested $8.1 million in plant, equipment, inventory and intangibles for the acquisition of the Mallinckrodt Angleton Catheter Division; $3.5 million in the purchase of the 28% of the minority shares of Sentir Semiconductor not previously owned by the Company; $4.0 million in equipment, and $7.6 million in payments on the line of credit. These factors resulted in an increase of $.3 million in cash for the nine months ended September 30, 1999.

On August 11, 1999, the Company renewed an available secured bank line of credit to $28 million for a term of six years. The line of credit bears interest at or below the bank's prime rate, or can be fixed at between 140 and 160 points over LIBOR and contains various conditions and restrictions. At September 30, 1999, the outstanding balance under the line of credit was $24.2 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables, particularly with the recent acquisitions and the introduction of new product lines. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

YEAR 2000. In 1996 the Company began the conversion of the principal computer software systems to a new integrated system to support future growth and improve productivity. The Company has completed a review of its business information systems with regard to Year 2000 compliance and is either replacing or correcting those computer systems that have been found to have date-related deficiencies. A new Oracle integrated business information system for the order administration, financial and manufacturing processes was implemented and completed in November 1998. Through September 30, 1999 the Company had incurred approximately $3.8 million in costs to improve the Company's information technology systems and for Year 2000 readiness efforts. Of this amount, a substantial portion represents the costs of implementing and transitioning to new computer hardware and software for the Company's Oracle enterprise-wide business systems. Substantially all of these costs have been capitalized. The Company anticipates incurring an additional $500,000 in connection with the Year 2000 readiness efforts. The Company expects to have all Year 2000 readiness efforts completed by December 31, 1999. The Company believes its non-IT systems and products have been assessed and found to be Year 2000 compliant. The Company relies on third-party providers for materials and services such as telecommunications, utilities, financial services and other key services. Interruption of those materials or services due to Year 2000 issues could affect the Company's operations. The Company has completed the process of contacting its major suppliers and has determined that all major

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

suppliers are in the process of ensuring Year 2000 compliance. However, since the Company is dependent on key third parties, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods in the event that a significant number of suppliers and /or customers experience business disruptions as a result of their lack of Year 2000 readiness. The Company is in the process of implementing the Oracle system in its Irish facility with a planned completion date for November of 1999. Both the Company's cost estimates and completion time frames could be influenced by the Company's ability to successfully identify all Year 2000 issues, the nature and amount of corrective action required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the Company. The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based upon management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and the success of the third parties with whom the Company does business in addressing their Year 2000 issues.

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

MERIT MEDICAL SYSTEMS, INC.
---------------------------

                            PART II - OTHER INFORMATION

ITEM 4: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K- August 20, 1999 Acquisition of Angleton, Texas division of Mallinckrod, Inc.

         (b)      Exhibits 1.

--------------------------------------------------------------------------------
               S - K No.           Description                   Exhibit No.
--------------------------------------------------------------------------------
                  10               Zions Bank Agreement             1
--------------------------------------------------------------------------------
                  27               Financial Data Schedule          2
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MERIT MEDICAL SYSTEMS, INC.
------------------------------------------
REGISTRANT





Date:     NOVEMBER 12, 1999
       -----------------------     -------------------------------------------
                                   FRED P. LAMPROPOULOS
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     NOVEMBER 12, 1999
       -----------------------     -------------------------------------------
                                   KENT W. STANGER
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER