Form 10-K
period 1999-12-31
MERIT MEDICAL SYSTEMS INC
filed 2000-03-30
CIK 856982

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           MERIT MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          UTAH                         0-18592                  87-0447695
----------------------------    ---------------------      -------------------
(State or other jurisdiction    (Commission File No.)         (IRS Employer
    of incorporation)                                      Identification No.)

                             1600 WEST MERIT PARKWAY
                            SOUTH JORDAN, UTAH 84095
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 27, 2000, was approximately $60,628,323. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 27, 2000 the Registrant had 7,683,372 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in Parts II, III and IV of this Report. The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 24, 2000 (Part III).

===============================================================================

                                TABLE OF CONTENTS

PART I...................................................................................   1
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS..........................................   1
Item 1.   BUSINESS.......................................................................   1
          GENERAL........................................................................   1
          PRODUCTS.......................................................................   2

                  Inflation Devices......................................................   2
                  Control Syringes.......................................................   3
                  Specialty Syringes.....................................................   3
                  High Pressure Contrast Injection Line and Sherlock Connectors..........   3
                  Manifolds..............................................................   3
                  Waste Containment Systems..............................................   3
                  Hemostasis Valves......................................................   3
                  Torque Device..........................................................   4
                  Stopcock...............................................................   4
                  Majestik Angiographic Needles..........................................   4
                  Contrast Management Systems............................................   4
                  Angiographic Needles...................................................   4
                  Captiva Blood Containment Device.......................................   4
                  Fountain Infusion Catheters or Systems.................................   4
                  Tomcat (PTCA) Guide Wire...............................................   4
                  Squirt.................................................................   4
                  Angiography Pigtail Catheter...........................................   4
                  Pericardiocentesis.....................................................   4
                  Meritrans Pressure Transducers.........................................   5
                  Custom Kits............................................................   5
                  Diagnostic Cardiology Catheters........................................   5
                  Diagnostic Radiology Catheters.........................................   5
                  Percutaneous Sheath Introducers........................................   5
                  Diagnostic Guide Wire..................................................   5
                  Guide Catheters........................................................   5
                  Keep Accessory Organizer...............................................   5

          MARKETING AND SALES............................................................   5
                  Market Strategy........................................................   5
                  U.S. Sales.............................................................   6
                  International Sales....................................................   6

          CUSTOMERS......................................................................   6
          RESEARCH AND DEVELOPMENT.......................................................   7
          MANUFACTURING..................................................................   7
          COMPETITION....................................................................   7
          PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS..............   8
          REGULATION.....................................................................   8
          EMPLOYEES......................................................................   9
          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
                   EXPORT SALES..........................................................   9
Item 2.   PROPERTIES.....................................................................   9

Item 3.   LEGAL PROCEEDINGS..............................................................  10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  10

PART II   ...............................................................................  11

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS...........  11

Item 6.   SELECTED FINANCIAL DATA........................................................  11

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS........................................................... 11

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................ 11



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 11

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE...................................................................... 11

PART III  ................................................................................ 11

Items 10, 11, 12 and 13................................................................... 11

PART IV   ................................................................................ 13

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................. 13

SIGNATURES................................................................................ 14

Exhibit 23.1 Consent of Independent Public Accountants.................................... 15

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward- looking statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1.   BUSINESS.

GENERAL

          Merit Medical Systems, Inc. (the "Company") was formed in 1987 by members of its current management for the purpose of producing single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in innovative product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a series of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. Since 1997 the Company has expanded its product offerings to include catheters, guide wires, sheath introducers, needles and drug infusion devices.

          The Company's strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology. Merit continues to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care. The Company's sales of stand-alone products in combination with custom kits have increased as additions have been made to the Company's product lines. In 1999, approximately 51% of the Company's sales were made directly to U.S. hospitals and approximately 25% of sales were made to custom packagers, distributors and O.E.M. companies who also distribute to U.S. hospitals. Approximately 24% of the Company's sales in 1999 were made in international markets.

          The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Sentir, Inc., a California-based manufacturer of silicon sensors, ("Sentir") and during 1999 the Company purchased the remaining interest. The Company also has established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and in Sentir the Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. ("UMI"). On August 20, 1999 the Company purchased the operating assets and product lines of the Angleton division of Mallinckrodt Inc. ("Mallinckrodt"). The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

          The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization and radiology laboratories, consultation with the Company's medical advisors and consultants and through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes (CCS-TM- and Smart Tip-TM-), inflation devices (Intellisystem-Registered Trademark- Monarch-Registered Trademark-, Basix-TM-, and basixCOMPAK-TM- including new 25-atmosphere versions), specialty syringes (Medallion-Registered Trademark-,and VacLok-Registered Trademark-, high-pressure tubing and connectors (Excite-TM-, Flexible, Braided, rigid, pvc, and Sherlock-TM-) , waste handling and disposal products (Merit Disposal Depot-Registered Trademark- and Backstop-Registered Trademark-), a disposable blood pressure transducer (Meritrans-Registered Trademark-), disposable hemostasis valves (Passage-Registered Trademark-, Access-9,-TM- Access Plus-TM-, and MBA-TM-), manifolds and stopcocks (Marquis-Registered Trademark- Series), a torque device, contrast management systems (Miser-Registered Trademark- and In-Line Contrast Management System-TM-), angiography needles (Majestik-Registered Trademark- Series), blood containment devices (Captiva-Registered Trademark-), pericardiocentesis catheters and procedure trays, PTCA Guide wires (TomCat-Registered Trademark-) and extension wires, thrombolytic infusion catheters (Fountain-Registered Trademark-) and accessories (Squirt-TM-), diagnostic angiographic pigtail catheters, and diagnostic cardiology and radiology catheters, (SofTouch-Registered Trademark- and Performa-Registered Trademark-, sheath introducers (DialEase-TM-), diagnostic guide wires, and guide catheters, (Trax-Registered Trademark- and Trax-Registered Trademark-Cavern). These products are sold separately and in custom kits consisting primarily of selected combinations of products.

          The Company has not experienced any product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

          INFLATION DEVICES. Inflation devices are specialized syringes used in interventional catheterization procedures to inflate and deflate balloon-tipped catheters. The Company has received 510(k) approved from the U.S. Food and Drug Administration ("the FDA") for use of its digital inflation devices for a wide range of additional clinical applications such as discography, esophageal dilitation, trigeminal nerve compression, and retinal detachment. Each of the Company's inflation devices and universal fluid dispensing syringes incorporates proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing the pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

          The Company's IntelliSystem 25 inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an integral pressure transducer which connects to an electronic monitor outside of the sterile field. To aid the marketing process and encourage use of the Company's products, the electronic monitor is provided without charge to large volume customers using the IntelliSystem. The IntelliSystem measures, times, records and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. When used in other clinical applications such as discography, the Intellisystem accurately dispenses fluid while documenting and graphing pressures in the disc. The Company believes that electronic sensing and display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

           The Monarch 25 is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small electronic monitor mounted on the barrel of the inflation syringe. The monitor does not offer all of the same display, storage or printing capabilities of the IntelliSystem but offers the convenience of portable operation.

           The Basix 25 and the new basixCOMPAK are disposable inflation devices which incorporate a conventional analog pressure gauge mounted on the barrel of the inflation syringe. The Basix more closely resembles devices marketed by the Company's competitors but includes the Company's proprietary design features and benefits. The Company believes that the Basix and basixCOMPAK represent a significant addition to its line of inflation devices that will contribute to sales where both clinical and economic outcomes are a priority.

          CONTROL SYRINGES. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty and stent placement. The control syringes are molded from polycarbonate material which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features, according to physician preference. These features include different configurations of syringe handles, plungers and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes. In response to customer demand, Merit launched latex-free control syringes in 1998.

          SPECIALTY SYRINGES. Merit's Medallion syringes, a line of disposable, latex-free, color-coded specialty syringes are used for injection of medications, flushing of manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations. The color coding allows a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes can also be custom printed to the specifications of the user. In response to customer requests, the Company has developed and added additional sizes of its specialty syringes which have applications in dispensing various medications required in a broader range of peripheral procedures. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately but are an important component of the Company's custom kits.

          HIGH-PRESSURE CONTRAST INJECTION LINE AND SHERLOCK CONNECTORS. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into the blood vessel. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 pounds per square inch ("psi"), and requires tubing that can withstand these pressures. The Company offers high-pressure, specialty tubing with proprietary Sherlock connectors. In 1998 the Company launched Excite-TM-, a new line of clear, flexible high-pressure tubing that combines the features of tubing clarity and strength. Sherlock connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing which can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock connectors is an important component of custom kits.

          MANIFOLDS. The administration of saline, imaging and contrast fluids and the management of blood-pressure monitoring, fluid injection and waste collection in angiography or angioplasty procedures is accomplished through a series of valves on a manifold which control the flow of various fluids in different directions. The Company has designed its own manifold consisting of two, three, four or five valves. The Company believes its manifold offers greater ease of use, simplified identification of flow direction and leak-free operation under the pressures of manual or mechanical injection of fluids when compared to manifolds sold by competitors. The Merit Manifold is sold separately but is also a key component of the Company's custom kits.

          WASTE CONTAINMENT SYSTEMS. Because of heightened awareness of the risks, associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible. To address these concerns, the Company has designed a waste containment bag which connects to a manifold and collects waste materials such as blood and other fluids during angiography, angioplasty or other procedures. The Merit Disposal Depot-TM- is self-contained for ease of disposal and reduces risk of contamination. The Backstop-TM- is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens.

          HEMOSTASIS VALVES. The Passage, Access 9, Access Plus and MBA hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's angioplasty packs. These valves are made with polycarbonate plastic for clarity and include Sherlock connectors. The devices differ in size and function. The MBA features a valve mechanism that minimizes blood loss.

          TORQUE DEVICE. The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

          MARQUIS SERIES STOPCOCK. The Company's Marquis Series Stopcock offers improvements to competitive stopcock devices, including a large, easy grip handle. The Marquis Series Stopcock is used in connection with Sherlock connectors to provide improved connections during procedures.

          CONTRAST MANAGEMENT SYSTEMS. The Miser and the In-Line Contrast Management System have been designed to increase catheterization lab efficiencies by reducing contrast media waste.

          MAJESTIK ANGIOGRAPHIC NEEDLES. The angiography needle creates the percutaneous (through the skin) access site for all angiography and angioplasty procedures. This site is the point of entry for the introducer sheath, guide wires, catheters and any other interventional devices. The Merit Majestik Needle helps the physician achieve precision vascular access with one of the sharpest angiography needles on the market.

          CAPTIVA BLOOD CONTAINMENT DEVICE. The Captiva helps protect health care workers from the potential of blood-borne pathogens by minimizing the escape of blood during an initial needle puncture in vascular access procedures. This product is complementary to the angiographic needles and can be utilized in virtually every diagnostic and interventional case where needle introducers are used.

          FOUNTAIN INFUSION CATHETER. The Fountain catheter delivers therapeutic solutions to help remove blood clots (thrombi) in peripheral vessels. This catheter is used to treat peripheral arterial occlusions, hemodialysis graft occlusions, and deep vein thrombosis. This product incorporates the Squirt fluid dispensing system for controlled fluid delivery.

          TOMCAT (PTCA) GUIDE WIRE. Tomcat guide wires are used in percutaneous transluminal coronary angioplasty (PTCA) and stent deployment procedures. Guide wires are used to guide and place balloon angioplasty and stent deployment catheters into coronary arteries. This new product complements our existing lines of inflation devices and accessories currently used in balloon angioplasty procedures, and was designed, developed and manufactured in the Company's Ireland facility.

          SQUIRT WOUND IRRIGATION. In any traumatic wound, the risk of infection is greatly decreased by the removal of bacteria and soil from the site. Merit launched a new line of Squirt wound irrigation products in 1998 designed for the emergency room to deliver large volumes of irrigation fluid. The product features a proprietary, one-handed Squirt fluid delivery syringe, an adjustable nozzle and splash protecting shield.

          ANGIOGRAPHY PIGTAIL CATHETER. In 1997 Merit acquired new product lines and technologies from UMI, a small specialty medical manufacturing firm in upstate New York. At that time the Company began marketing a new line of thin-wall, FEP (Teflon), high-flow, pigtail angiographic catheters ideally suited for smaller patients.

          PERICARDIOCENTESIS. Merit offers a complete pericardiocentesis kit which combines a high-flow drainage catheter and virtually all components needed to place the device in the pericardial sack. This combination saves the physician both time and money by having all components in one convenient tray. On occasion, the sack surrounding the heart becomes filled with blood or fluid. To remove the fluid and the potential for cardiac tamponade, a catheter is placed in the pericardial sack. The Company designed, manufactured and launched two proprietary kits (pigtail and straight) including the catheter and necessary components to perform the procedure.

          MERITRANS PRESSURE TRANSDUCERS. Diagnostic blood pressure monitoring is a clinical priority in virtually all diagnostic and interventional procedures. The Meritrans provides clinicians with reliable and precise blood-pressure measurement. The clear, flow-through design makes flushing and debubbling simple and safe. The transducer is a critical component in many custom kit configurations.

          CUSTOM KITS. Custom kits allow physicians to obtain the medical devices and accessories that they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and pre-assembled form. Custom kits also provide cost savings over purchasing single products and reduce the hospital's administrative costs associated with maintaining an inventory of individual, sterile products.

          DIAGNOSTIC CARDIOLOGY CATHETERS. Cardiac catheterization is performed to diagnose the nature, severity, and precise location of blockages and other abnormalities of the heart. This technique represents the most essential diagnostic tool in the management of patients with cardiovascular disease. The Company manufactures and sells a complete line of diagnostic catheters used for these procedures.

          DIAGNOSTIC RADIOLOGY CATHETERS. Radiology catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, etc). Merit acquired a strong radiology catheter product portfolio from Mallickrodt's Angleton Division in 1999.

          PERCUTANEOUS SHEATH INTRODUCERS. Sheaths are used to create the access through which guide wires and catheters are passed into the vasculature. Most sheaths incorporate a valve hub to minimize bleeding and a side port for drug delivery. The Company acquired the Performa line of sheath introducers from Mallinckrodt in 1999.

          DIAGNOSTIC GUIDE WIRES. Guide wires are relatively simple, spring-type products that provide the necessary firmness and control to advance catheters to the site where angiograms will be taken. Guide wires vary in length, outside diameter and tip configuration. The Company distributes an OEM wire made to exact specifications.

          GUIDE CATHETERS. Coronary angioplasty requires the use of a guiding catheter to place the balloon within the arterial system. The catheter is inserted through the sheath into the arterial system. Once in place, the guiding catheter acts as a conduit for the guide wire, the dilating balloon catheter, coronary stents and the radiopaque dye that is used to provide fluoroscopic visualization during the procedure. The Mallinckrodt acquisition brought with it a line of high-quality guide catheters used in cardiology. The Company intends to dedicate resources to expand this offering.

          KEEP ACCESSORY ORGANIZER. In 1999 the Company designed and launched a unique, proprietary accessory organizer that affixes to the sterile field to hold guide wires, catheters and cables. The product was launched late in the year and increased sales are projected for 2000 and beyond.

MARKETING AND SALES

          MARKET STRATEGY. The Company's marketing strategy is strongly focused on identifying and introducing highly profitable, differentiated products that meet customer needs. The Company has targeted selected hospital market segments in cardiology and radiology where its products are used. Suggestions for new products and product improvements may come from engineers, sales persons, physicians and other technicians who perform the clinical procedures.

          When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically, and has good potential financial return, a "project team" is chartered with individuals from the Company's marketing, engineering, manufacturing and quality assurance departments . This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing and prepares the product for market introduction. The Company strongly believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

          Cardiovascular disease is the number-one health problem in the U.S. According to American Heart Association estimates, nearly 60 million Americans, or approximately 25% of the population, has one or more types of the disease. Cardiovascular disease accounts for an estimated one million deaths annually, more than 40% of the U.S. total. Transcatheter modalities currently represent the greatest potential to diagnose and treat the disease. The Company intends to leverage its strong market position in both catheter technology and accessory products to continue sales growth.

          The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement. Laser techniques have not demonstrated the success that was expected in the last few years. The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependant upon demographic trends. This has not, however, prevented significant investment of new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention. The Company believes it is well positioned to monitor these trends and launch catheters and accessories to support growing clinical applications.

          There are a large number of projects focused on improving the diagnosis of cardiovascular disease, solving the issue of restenosis and other less invasive alternatives to open-heart surgery. In recent years researchers have focused their interests on technologies and products that support the growth of transcatheter approaches to reducing the morbidity and mortality of cardiovascular disease, including: radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy and transmyocardial revascularization. One area of specific interest to the Company is transradial catheterization. The Company will continue to develop and launch innovative products to support these clinical trends.

          U.S. SALES. The Company's direct sales force currently consists of a vice president of sales, two executive sales managers, five regional sales managers and 46 direct sales representatives located in major metropolitan areas throughout the U.S. The Company's sales people are trained by Company personnel at the Company's facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

          INTERNATIONAL SALES. Outside of the U.S., the Company's products are presently sold by 42 independent dealer organizations and 15 direct sales representatives in Germany, France, the United Kingdom, Canada, Belgium, Netherlands, and Ireland. In 1999, the Company's international sales grew by 21% and accounted for approximately 24% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

          International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which it is sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

CUSTOMERS

          The Company serves hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management), neurologists, ER physicians, technicians and nurses who influence the purchasing decision for Merit's products. Hospitals also purchase the Company's products in the U.S. through custom packagers and packers who assemble and combine products in custom kits and packs. The Company's customers outside the U.S. are hospitals and other end users in those countries where a direct sales force has been established, and in other countries are independent dealers in medical products who resell to hospitals and other customers.

            In 1999, approximately 51% of the Company sales were made directly to domestic hospitals, 25% to custom packagers and packers and 24% to international markets. Sales to the Company's single largest customer, a foreign dealer, accounted for 6.2% of total sales during the year ended December 31, 1999. In 1999 OEM sales represented

4.4 % of Merit's total revenue. The Company is investing heavily in people and programs to expand the OEM business. Merit recognizes the growth opportunity in this area.

RESEARCH AND DEVELOPMENT

          The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $3,618,041, $3,244,477 and, $4,446,795, in 1999, 1998 and 1997, respectively. There was no customer-sponsored research and development. The Company anticipates that such expenses will range between approximately 4.0% to 6.0% of sales for 2000.

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

          The electronic monitors and sensors used in the Company's IntelliSystem and Monarch inflation devices are assembled from standard electronic components or purchased from suppliers. In July 1994, the Company acquired a 73% interest and in August 1999 the Company acquired the remaining interest in Sentir, which is engaged in development and marketing of silicon sensors. Sentir was founded in 1991 by the Company's President and Chief Executive Officer, Fred P. Lampropoulos, to develop micromachine technology and silicon sensors. Sentir is presently providing virtually all of the sensors utilized by the Company in digital inflation devices.

          The Company's products are manufactured at several facilities, including South Jordan, Utah; Galway, Ireland; Angleton, Texas and a leased expansion facility in Murray, Utah. See "Item 2. Properties."

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

          There are several companies which are in the business of designing, manufacturing and marketing devices similar to the Company's products, most of which have substantially greater financial, technical and marketing resources than the Company. There are several companies which compete with the Company in the U.S. market for products and accessories used in cardiology and radiology procedures. The Company believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the U.S. for control syringes, tubing and maiforld kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices and hemostasis accessories. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

          A substantial majority of the Company's revenues are presently derived from sales of products used in coronary angiography and angioplasty procedures. Other procedures, devices and drugs for the treatment and prevention of coronary artery disease have been developed and are currently being used such as laser angioplasty, vascular stents, atherectomy procedures and drug therapies, the effect of which may be to render certain of the Company's products obsolete or to limit the markets for its products. The radiology and cardiology markets encompass a large number of suppliers of many different sizes. The Company competes with small firms, such as Possis Medical and Microtherapeutics; medium sized companies like Cook, Arrow and Angio Dynamics; and large, international, multi- supply medical companies, such as Johnson & Johnson, Boston Scientific, Guidant and C.R. Bard.

PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS

          The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Two U.S. patents were issued in 1991 covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure, and two U.S. patents were obtained in 1992 and 1993 covering digital control aspects of the Company's IntelliSystem inflation device and for displaying, storing and retrieving inflation data. The Company has obtained other patents covering each of its Monarch and Basix inflation devices and additional features of the IntelliSystem.

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem and Monarch inflation devices in consideration of a 5.75% ongoing royalty not to exceed $450,000 annually. Royalties paid in each of 1999, 1998 and 1997 were $450,000.

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

          The Company has registered or applied for registration of several tradenames or trademarks. See "Products." (Page 2). The Company also places copyright notices on its instructional and advertising materials and has registered copyrights relating to certain software used in its electronic inflation devices.

REGULATION

          The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs who is responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with all applicable FDA requirements, the Company's business could be adversely affected by failure to comply with all applicable FDA and other government regulations presently existing and promulgated in the future.

          The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

          New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations of the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) Pre-Market Notification regulations require FDA clearance prior to marketing. To date, the Company's products have required only compliance with the Section 510(k) Pre-Market Notification regulations. The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 9001 certification for its South Jordan facility, as well as ISO 9002 for its Galway, Ireland facility.

EMPLOYEES

          As of March 23, 2000, the Company employed 1,214 persons, including 947 in manufacturing, 107 in sales and marketing, 79 in engineering, research and development and 81 in administration.

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

ITEM 2.   PROPERTIES.

          The Company is the owner of approximately 35 acres of real property situated in the City of South Jordan, Utah, which surrounds the site of its 175,000 square foot principal office and manufacturing facility where it relocated and consolidated its operations in November 1994. The Company sold to the developer ten acres of land on which the facility was constructed and entered into a 25-year lease agreement to finance the new facility. Monthly lease payments are approximately $122,117. The Company also holds an option to purchase the facility, exercisable at market value after ten years and, if not exercised, after 25 years. The new facility has been constructed to the Company's specifications and is presently 90% utilized.

          The Company is leasing a building of approximately 26,500 square feet in Galway, County Galway, Republic of Ireland as its principal office and manufacturing facility for European operations. This facility is used as the administrative headquarters to support the European direct sales force. The facility also houses a research and development team which has developed a new PTCA guide wire and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits, the BASIX inflation device and the Company's PTCA guide wire. In 1998 Merit began the manufacture of the hemostasis valve products in Ireland. The property has been improved and equipped on terms favorable to the Company in connection with economic development grant incentives and grants provided by the Irish Government. This lease is for 20 years at approximately $135,000 per year, less a 40% subsidy from the Irish government, available through 2000. The Company also has a purchase option exercisable on terms deemed favorable to the Company through the term of the lease.

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

          In August 1999, the Company purchased the operating assets of Mallinckrodt's Angleton division, including approximately 19 acres of land and 75,000 square feet of building in Angleton, Texas, from Mallinckrodt.

          The Company believes that its facilities are generally adequate for its present level of operations and for anticipated increases in the level of operations.

ITEM 3.   LEGAL PROCEEDINGS.

          In the course of business, the Company is involved in litigation and claims which management believes are not considered material to the Company's operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

          The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

          The "Selected Financial Data" included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The "Management's Discussion and Analysis of Financial Condition" included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          The "Market Risk Disclosure" included in the Company's Report to Shareholders for the year ended December 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company's consolidated financial statements and notes included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this Report, are incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                  PART III

ITEMS 10, 11, 12 AND 13.

          These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 24, 2000. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)     Documents filed as part of this report:

                  FINANCIAL STATEMENTS. The following financial statements are incorporated by reference as provided in Item 8 of this report:

                    --   Independent Auditors' Report

                    -- Consolidated Balance Sheets as of December 31, 1999 and 1998

                    -- Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

                    -- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                    -- Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                    --   Notes to Consolidated Financial Statements

          (b)     Reports on Form 8-K:

                  None.

          (c)     Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                         DESCRIPTION                                           EXHIBIT NO.
          -----------------------------------------------------------------------   ------------------------------
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
                                                                                     No. 10.5]

                                         DESCRIPTION                                           EXHIBIT NO.
          -----------------------------------------------------------------------   ------------------------------
     10.5  Loan Agreement with Zions First National Bank dated October 10,           [Form 10-K for year ended
           1995*                                                                     December 31, 1995, Exhibit
                                                                                     No. 10.5

     10.6  Amendment to Loan Agreement with Zions First National Bank dated          [Form 10-K for year ended
           October 10, 1997                                                          December 31, 1997, Exhibit
                                                                                     No. 10.5]

     10.7  Amendment to Loan Agreement with Zions First National Bank dated          [Form 10-K for year ended
           October 10, 1998                                                           December 31, 1998, Exhibit
                                                                                     No.10.7]

     10.8  Amendment to Loan Agreement with Zions First National Bank dated          Filed herewith
           August 11, 1999

     10.9  Agreement of sale by and between Merit Medical Systems, Inc. and          [Form 8-K dated August 20,
           Mallinckrodt Inc. dated August 20, 1999                                   1999, Exhibit No. 10.1]

     13.1  Annual Report to Shareholders for the year ended December 31, 1999.       Filed herewith
           Certain portions of this exhibit are incorporated by
           reference into this Report on Form 10-K; except as so incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this Report on Form 10-K.

     23.1  Consent of Independent Auditors                                           Filed herewith

       27  Financial Data Schedule - Twelve months ended December 31, 1999           Filed herewith

---------------------

*  These exhibits are incorporated herein by reference.

          (d) Financial Statement Schedules: There are no financial statement schedules required to be filed with this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                           MERIT MEDICAL SYSTEMS, INC.

                           By: FRED P. LAMPROPOULOS, PRESIDENT
                              ---------------------------------
                           Fred P. Lampropoulos, President
                           and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29,2000.

                       SIGNATURE                                            CAPACITY IN WHICH SIGNED
FRED P. LAMPROPOULOS                                          President, Chief Executive Officer and Director
---------------------------------------------------
Fred P. Lampropoulos

KENT W. STANGER                                               Chief Financial Officer, Secretary, Treasurer and
---------------------------------------------------           Director (Principal financial and accounting officer)
Kent W. Stanger

RICHARD W. EDELMAN                                            Director
---------------------------------------------------
Richard W. Edelman

REX C. BEAN                                                   Director
---------------------------------------------------
Rex C. Bean

JAMES J. ELLIS                                                Director
---------------------------------------------------
James J. Ellis

MICHAEL E. STILLABOWER                                        Director
---------------------------------------------------
Michael E. Stillabower