Form 10-Q
period 2000-03-31
MERIT MEDICAL SYSTEMS INC
filed 2000-05-15
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                             -----    -----

Commission File Number                                0-18592

                           MERIT MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Utah                                               87-0447695
-------------------------------                       -------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)


                 1600 West Merit Parkway, South Jordan UT, 84095
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 253-1600
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock                                          7,748,021
----------------                             ------------------------------
TITLE OR CLASS                               Number of Shares Outstanding at
                                                     May 15, 2000

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q
                               ------------------

PART I.     FINANCIAL INFORMATION                                                        PAGE
                                                                                         ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999..........................................................1

            Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999..................................................3

            Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999..................................................4

            Notes to Consolidated Financial Statements.....................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................8

  Item 3.   Qualitative and Quantitative Disclosures About Market Risk.....................9


PART II.    OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.............................................10


SIGNATURES................................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
------------------------------------

                                                  March 31        December 31,
ASSETS                                              2000             1999
-----------                                     -------------     ------------
                                                (Unaudited)
CURRENT ASSETS:
Cash                                            $    751,370       $    668,711
Trade receivables - net                           13,194,587         12,550,132
Employee and related
  party receivables                                  537,178            502,803
Irish Development
  Agency grant receivable                             80,154             93,059
Inventories                                       28,401,576         27,521,087
Prepaid expenses other assets                        856,443            564,213
Deferred income tax assets                         1,029,147          1,052,745
Income tax refund receivable                         217,182            210,112
                                                ------------       ------------
Total current assets                              45,067,637         43,162,862
                                                ------------       ------------

PROPERTY AND EQUIPMENT:
Land                                               1,365,985          1,365,985
Building                                           1,500,000          1,500,000
Manufacturing equipment                           18,553,734         17,617,798
Automobiles                                          131,186            133,316
Furniture and fixtures                             9,136,204          8,883,297
Leasehold improvements                             5,216,125          5,114,964
Construction-in-progress                           2,035,675          1,669,725
                                                ------------       ------------
Total                                             37,938,909         36,285,085
Less accumulated depreciation
  and amortization                               (15,247,747)       (14,277,666)
                                                ------------       ------------
Property and equipment - net                      22,691,162         22,007,419
                                                ------------       ------------

OTHER ASSETS:
Intangible assets - net                            2,408,867          2,319,581
Deposits                                             111,289             51,319
Cost in excess of the fair
value of assets of acquired-net                    4,755,446          4,819,288
                                                ------------       ------------
Total other assets                                 7,275,602          7,190,188
                                                ------------       ------------

TOTAL                                           $ 75,034,401       $ 72,360,469
                                                ============       ============


Continued on Page 2

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 2000 AND DECEMBER 31, 1999
------------------------------------
                                                      March 31      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2000           1999
------------------------------------                ------------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt                   $  1,395,627   $  1,001,917
Trade payables                                         3,986,777      4,749,432
Accrued expenses                                       4,178,773      3,092,280
Advances from employees                                  137,937        116,094
Income taxes payable                                                    269,441
                                                    ------------   ------------
Total current liabilities                              9,699,114      9,229,164

DEFERRED INCOME TAX LIABILITIES                        1,727,931      1,722,094

LONG-TERM DEBT                                        29,297,491     27,817,308

DEFERRED CREDITS                                         864,781        901,767
                                                    ------------   ------------

Total Liabilities                                     41,589,317     39,670,333
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000  shares
   authorized as of March 31, 2000
   and December 31, 1999, respectively,
   no shares issued
Common  stock-  no par  value;  20,000,000
   and 10,000,000  shares  authorized,
   respectively; 7,729,802  and  7,591,236
   shares issued at  March 31, 2000 and
   December 31, 1999, respectively                    19,379,180     18,428,572
Accumulated other comprehensive loss                    (565,132)      (528,954)
Retained earnings                                     14,631,036     14,790,518
                                                    ------------   ------------
Total stockholders' equity                            33,445,084     32,690,136
                                                    ------------   ------------

TOTAL                                               $ 75,034,401   $ 72,360,469
                                                    ============   ============

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999     (Unaudited)
----------------------------------------------------------------------

                                                    March 31,         March 31,
                                                      2000              1999
                                                  ------------     ------------

SALES                                             $ 22,080,435     $ 17,701,723

COST OF SALES                                       14,446,385       11,009,621
                                                  ------------     ------------

GROSS PROFIT                                         7,634,050        6,692,102
                                                  ------------     ------------

OPERATING EXPENSES:
Selling, general and administrative                  6,338,539        4,819,663
Research and development                             1,005,936          801,703
                                                  ------------     ------------
TOTAL                                                7,344,475        5,621,366
                                                  ------------     ------------

INCOME FROM OPERATIONS                                 289,575        1,070,736

OTHER EXPENSE - NET                                    517,404          230,546
                                                  ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE               (227,829)         840,190

INCOME TAX EXPENSE (BENEFIT)                           (68,347)         255,731

MINORITY INTEREST IN INCOME  OF SUBSIDIARY                   0          (19,336)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $   (159,482)    $    565,123
                                                  ============     ============

EARNINGS (LOSS) PER COMMON SHARE -
    Basic and diluted                             $       (.02)    $        .08
                                                  ============     ============

AVERAGE COMMON SHARES -
Basic                                                7,622,918        7,511,095
                                                  ============     ============

Diluted                                              7,893,646        7,512,809
                                                  ============     ============




                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------


                                                     March 31,       March 31,
                                                       2000            1999
                                                    -----------     -----------

OPERATING ACTIVITIES:
Net income (loss)                                   $  (159,482)    $   565,123
                                                    -----------     -----------
Adjustments  to  reconcile  net
income  to net cash
provided  by (used  in) in
operating activities:

Depreciation and amortization                         1,081,220         744,812
Bad debt expense                                        390,780           8,018
(Gains) on sales and abandonment of
  property and equipment                                 (1,679)
Amortization of deferred credits                        (32,832)        (45,845)
Deferred income taxes                                    29,435          66,168
Minority interest in income of subsidiary                                19,336
Changes in operating assets and liabilities:
  Trade receivables                                  (1,035,235)       (677,132)
  Employee and related party receivables                (34,375)        (91,918)
  Irish Development Agency grant receivable               8,751         (43,967)
  Inventories                                          (880,489)       (604,785)
  Prepaid expenses and other assets                    (292,230)       (345,909)
  Deposits                                              (59,970)          7,837
  Trade payables                                       (762,655)        467,472
  Accrued expenses                                    1,086,493         602,344
  Advances from employees                                21,843            (465)
  Income taxes payable                                 (276,511)        101,296
                                                    -----------     -----------

Total adjustments                                      (757,454)        207,262
                                                    -----------     -----------

Net cash provided by (used in)
 operating activities                                  (916,936)        772,385
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                             (1,152,049)       (947,731)
  Intangible assets                                    (127,701)        (25,159)
Proceeds from sale of
  property and equipment                                    985
                                                    -----------     -----------

Net cash used in investing activities                (1,278,765)       (972,890)
                                                    -----------     -----------


Continued on page 5

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999    (Unaudited)
-----------------------------------------------------------------



                                                     March 31,       March 31,
                                                       2000           1999
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit                      1,700,576          618,639
Proceeds from issuance of  common stock                950,608           95,409
Principal payments on:
  Long-term debt                                      (336,646)        (483,967)
                                                   -----------      -----------
Net cash provided by
 financing activities                                2,314,538          230,081
                                                   -----------      -----------

EFFECT OF EXCHANGE RATES ON CASH                       (36,178)        (406,181)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                         82,659         (376,605)

CASH AT BEGINNING OF PERIOD                            668,711          851,910
                                                   -----------      -----------

CASH AT END OF PERIOD                              $   751,370      $   475,305
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:

  Interest (including capitalized
      interest of $27,037
      and $28,614, respectively                    $   110,186      $   181,366
                                                   ===========      ===========
  Income taxes                                     $   202,327      $    88,267
                                                   ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month periods ended March 31, 2000 and 1999, the Company entered into notes payable totaling $509,963 and $50,015, respectively, for manufacturing equipment and furniture and fixtures.

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaduited)
------------------------------------------------------

1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year period.

2. Inventories. Inventories at March 31, 2000 and December 31, 1999 consisted of the following:




                                                 March 31,       December 31,
                                                   2000             1999
                                                ------------      -----------

   Raw materials                                  $8,068,926       $8,554,635
   Work-in-process                                 3,679,223        3,270,163
   Finished goods                                 17,939,962       16,816,578
   Less reserve for obsolete inventory            (1,286,535)      (1,120,289)
                                                ------------      -----------
   Total                                         $28,401,576      $27,521,087
                                                ============      ===========


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 2000 and 1999. The effective tax rate for the three months ended March 31, 2000 and 1999 is below the 35% federal statutory tax rate, as the result of the Company's profitable operations in Ireland which are taxed at a tax rate that is lower than the Company's U.S. overall effective tax rate.

4. Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 2000 and December 31, 1999, the cumulative effect of such transactions reduced stockholders' equity by approximately $565,132 and $528,954, respectively. Comprehensive income for the three months ended March 31, 2000 and 1999 is computed as follows:

                                                      Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                    2000            1999
                                               ------------     ------------

Net income (loss)                               $ (159,482)       $ 565,123
Foreign currency translation                      ( 36,178)        (406,181)
                                               ------------     ------------
Comprehensive income (loss)                     $ (195,660)       $ 158,942
                                               ============     ============

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
------------------------------------------------------

5. Acquisitions. On July 27, 1999, the Company acquired the 28% minority interest in its subsidiary, Sentir. The acquisition has been accounted for using the purchase method of accounting; as such, 100 percent of Sentir's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Previous to the acquisition date, the minority interest's share of operations was excluded from net income on the consolidation statements of operations. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $2,825,640.

On August 20, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of the Angleton Division of Mallinckrodt, Inc. (Angleton) for a purchase price of $8,132,194. Angleton is a manufacturer and marketer of medical catheters, introducers, guide wires, and needles. The acquisition has been accounted for using the purchase method of accounting; as such, Angleton's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,949,380.

6. Line of Credit. On March 14, 2000 the Company increased it's available line of credit to $35 million.

MERIT MEDICAL SYSTEMS, INC
--------------------------

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-----------------------------------------------------------

Overview

In the quarter ended March 31, 2000, the Company experienced a significant growth in revenues due in large part to the successful addition of the Angleton Catheter division. Despite the increase in sales the Company reported the first quarter loss since 1988. The loss was attributable primarily to two developments discussed below.

During the first half of 1999, shortly after the implementation of the Company's new comprehensive Oracle software system, the planning, scheduling and purchasing group, as well as many other areas of the Company, experienced difficulty in learning to effectively operate the system. One of the first concerns was an increase in back orders to our customers, and Merit, being a customer- driven company, responded by building more inventory than the rate of sales. By doing so we were successful in working out of back orders in most catalog numbers. The Company also believed there should be higher safety stock levels of inventory in the expectation of higher quantities ordered by hospitals in anticipation of possible Y2K problems.

The combination of these increased production demands created a build-up of capacity in labor and overhead. Also, in the third quarter of 1999 the Company made an important acquisition of the Angleton Catheter division of Mallinckrodt Medical and with it came the purchase of eight million dollars worth of assets including 2.5 million in inventory and a catheter facility with excess capacity. A decision was made to continue to utilize this excess capacity and build inventory in the Angleton facility to accommodate sales increases that were anticipated as a result of the efforts of Merit's worldwide sales force. As the end of 1999 approached, however, we recognized that inventory levels were in excess of the sales rate and we needed to reduce productivity levels to match cash flow expectations. The reduced production volumes created lower gross margins, and therefore lower bottom line results.

The Company has implemented a plan to address these problems. First, we have reduced substantially the amount of discretionary spending such as travel, advertising and trade shows. Second, we have reduced, through attrition and other means, the number of employees and will continue to do so as the circumstances warrant. We have also pulled back a number of management salaries. Expenses related to consultants and other programs have been reduced or discontinued. The most important issue will be to balance our overhead and production costs. Ongoing and new cost-reduction programs have been and will continue to be implemented

In mid-April the Company also received notice that a large custom packer of procedure trays for interventional cardiology and radiology (Clinipad Corporation), had been forced by the FDA into a significant recall for the majority of their products. As result of this recall, Clinipad ceased its operations and informed its vendors that there would be no assets left after the secured lender satisfied its priority position. Therefore, the receivable the Company had with Clinipad is expected to be uncollectible. This type of subsequent event was determined to be applicable to the first quarter of 2000 and therefore an adjustment of $340,000 to write off the entire outstanding balance of the Clinipad receivable was made in the first quarter.

Operations. The Company's sales increased for the three months ended March 31, 2000 compared to the same period in 1999; however, the Company experienced a net loss of $159,482 for the three months ended March 31, 2000, compared to the net income of 565,123 for the same period of 1999. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended
                                                         March 31,
                                                         --------
                                                   2000              1999
                                                 --------          --------

Sales                                              100.0 %          100.0%
Gross Profit                                        34.6             37.8
Selling, general and administrative                 28.7             27.2
Research and development                             4.6              4.5
Income From Operations                               1.3              6.0
Other Expense                                        2.3              1.4
Net Income (Loss)                                    (.7)             3.2

MERIT MEDICAL SYSTEMS, INC
--------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-----------------------------------------------------------

Sales for the first quarter of 2000 increased by 25%, or $4,378,712, compared to the same period for 1999. This increase is in large part due to the acquisition of the new catheter and wire products. The Company also experienced increased sales of many of its stand- alone products (up 39%), as well as increased OEM sales to other medical products companies. To a lesser degree, this increase was attributable to growth in sales of inflation devices (up 7%) and custom kits (up 2%).

Gross Profit. Gross profit as a percentage of sales decreased in the first quarter of 2000 to 34.6% as compared to 37.8% in the first quarter of 1999. Factors contributing to the decrease were primarily higher costs per unit of product produced in December and the first quarter of 2000, due to higher overhead costs to be applied over smaller production volumes. The Company believes these higher production costs will affect gross margins during the second quarter of 2000 to an even greater extent and will carry on into at least the third quarter as well.

Operating Expenses. Operating expenses increased as a percentage of sales to 33.3% of sales in the first quarter of 2000 compared to 31.8% in the first quarter of 1999. Selling, general and administrative costs as a percentage of sales increased to 28.7%, compared to 27.2% for the first quarter of 1999. The increase as a percentage of sales in the current period was due primarily to a sudden and very unusual financial adjustment caused by the surprising closure of a major customer of the Company (Clinipad Corp) on the last day of the quarter. Upon hearing rumors of the closure, the Company moved to recover any inventory to meet hospital demand as well as minimize the financial loss. In mid-April, the Company determined that a total loss of the remaining approximately $340,000 was likely and made the appropriate adjustment required for financial accounting purposes. If not for this unusual adjustment, there would have been a slight decrease as a percentage of sales in selling, general and administrative expense, in spite of an increase of seven new sales people, compared to the first quarter of 1999. Research and development expenses rose by $204,233 and were 4.6% of sales in the first quarter of 2000 compared to 4.5% of sales for the first quarter of 1999. This increase in expense was due primarily to the addition of new R&D resources associated with the acquisition of the Angleton, Texas catheter division.

Income. During the quarter ended March 31, 2000, the Company reported income from operations of $289,575, a decrease of 73% from income from operations of $1,070,936 for the comparable period in 1999. Lower operating income for the most recent quarter was attributable primarily to lower gross margins as a percentage of sales. Net income was further negatively impacted by higher interest costs of $517,404 for the first quarter of 2000, compared to $230,546 for the first quarter of 1999. This combined for a net loss of $159,482 for the quarter ended March 31, 2000 compared to $565,123 of net income for the same quarter of 1999.

Liquidity and Capital Resources. At March 31, 2000, the Company's working capital was $35,368,523, which represented a current ratio of 4.6 to 1. During August 1999, the Company increased an available secured bank line of credit to $28 million. In March, 2000 this line of credit was increased to $35 million. In 1999, the Company also negotiated a reduction in the interest rate and fees for its line of credit. At March 31, 2000, the outstanding balance under the line of credit was $27,608,172. The increase in the line of credit was due to the two cash acquisitions the Company completed in the last half of 1999, as well as the increased inventory and equipment the Company purchased in the past year. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.


Forward Looking Statements. Statements contained in this document which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. It is important to note that actual outcomes and Merit's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth, delays in product introductions, product acceptance, product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and materials related to health care reform initiatives, product obsolescence relating to changes in product technology or other factors relating to the success of the Company's business.

MERIT MEDICAL SYSTEMS, INC
--------------------------

ITEM 3:

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company principally hedges the following EURO currencies: Belgian Francs, French Francs, German Marks, Dutch Gilders, and Irish Pounds. The Company enters into forward foreign exchange contracts to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant.

                           PART II - OTHER INFORMATION




ITEM 6: Exhibits and Reports on Form 8-K

   (a)  Exhibits    Exhibit No.       Description
                    ----------      -------------
                            10.1      Agreement to Loan Agreement with Zions
                                      First National Bank dated March 14, 2000
                              27      Financial Data Schedule



   (b)  Reports on Form 8-K - none

MERIT MEDICAL SYSTEMS, INC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:     May 12, 2000
       ---------------
                                 /s/FRED P. LAMPROPOULOS
                                 -----------------------
                                    FRED P. LAMPROPOULOS
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 12, 2000
       ---------------
                                 /s/KENT W. STANGER
                                 ------------------
                                    KENT W. STANGER
                                 SECRETARY AND CHIEF FINANCIAL OFFICER