Form 10-Q
period 2000-06-30
MERIT MEDICAL SYSTEMS INC
filed 2000-08-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


  Commission File Number                              0-18592
  ----------------------                              -------

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

              Utah                                       87-0447695
  -------------------------------                 --------------------------
  (State or other jurisdiction of                 (I.R.S. Identification No.)

   incorporation or organization)

                          1600 West Merit Park Way, South Jordan UT, 84095
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (801) 253-1600
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  x    No
      ---      ---
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    Common Stock                                         7,767,458
  ----------------                               -------------------------
  TITLE OR CLASS                                Number of Shares Outstanding at
                                                       August 12, 2000


                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------

  PART I.         FINANCIAL INFORMATION                                                    PAGE
                                                                                           ----

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999......................................................1

                  Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999...............................................3

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999...............................................4

                  Notes to Consolidated Financial Statements.................................6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................7

          Item 3. Quantitative and Qualitative Disclosure About Market Risk..................9

  PART II.        OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders ......................10

          Item 5. Other Information ........................................................10

          Item 6. Exhibits and Reports on Form 8-K..........................................11


          SIGNATURES........................................................................11

                                          PART I - FINANCIAL INFORMATION

  ITEM 1:  Financial Statements


  MERIT MEDICAL SYSTEMS, INC.
  ---------------------------

  CONSOLIDATED BALANCE SHEETS
  JUNE 30, 2000 AND DECEMBER 31, 1999
  -----------------------------------

                                                                          June 30,       December 31,
  ASSETS                                                                    2000           1999
  ------                                                               -------------    -------------

                                                                          (Unaudited)
  CURRENT ASSETS:
  Cash                                                                $      714,641     $    668,711
  Trade receivables - net                                                 13,753,106       12,550,132
  Employee and related
    party receivables                                                        525,573          502,803
  Irish Development Agency grant receivable                                  102,362           93,059
  Inventories                                                             27,775,624       27,521,087
  Prepaid expenses and other assets                                        1,133,644          564,213
  Deferred income tax assets                                               1,029,147        1,052,745
  Income tax refund receivable                                               210,112          210,112
                                                                       -------------    -------------
  Total current assets                                                    45,244,209       43,162,862
                                                                       -------------    -------------

  PROPERTY AND EQUIPMENT:
  Land                                                                     1,365,985        1,365,985
  Building                                                                 1,500,000        1,500,000
  Manufacturing equipment                                                 19,862,053       17,617,798
  Automobiles                                                                131,426          133,316
  Furniture and fixtures                                                   9,250,212        8,883,297
  Leasehold improvements                                                   5,322,579        5,114,964
  Construction-in-progress                                                 2,018,656        1,669,725
                                                                      --------------   --------------
  Total                                                                   39,450,911       36,285,085
  Less accumulated depreciation
    and amortization                                                     (16,193,092)     (14,277,666)
                                                                       -------------    -------------
  Property and equipment - net                                            23,257,819       22,007,419
                                                                       -------------    --------------

  OTHER ASSETS:
  Intangible assets - net                                                  2,492,525        2,319,581
  Deposits                                                                    50,120           51,319
  Cost in excess of the fair value of assets of acquired-net               5,196,502        4,819,288
                                                                       -------------    --------------
  Total other assets                                                       7,739,147        7,190,188
                                                                       -------------    --------------

  TOTAL                                                                 $ 76,241,175     $ 72,360,469
                                                                       =============     ============


                 See Notes to Consolidated Financial Statements


  MERIT MEDICAL SYSTEMS, INC.
  ---------------------------

  CONSOLIDATED BALANCE SHEETS (Continued)
  JUNE 30, 2000 AND DECEMBER 31, 1999
  -----------------------------------

  LIABILITIES AND STOCKHOLDERS'                                            June 30,      December 31,
  EQUITY                                                                     2000            1999
  ------                                                                 -----------     ------------

                                                                          (Unaudited)
  CURRENT LIABILITIES:
  Current portion of long-term debt                                     $  1,281,687     $  1,001,917
  Trade payables                                                           4,450,030        4,749,432
  Accrued expenses                                                         3,603,808        3,092,280
  Advances from employees                                                    101,982          116,094
  Income taxes payable                                                         1,025          269,441
                                                                         -----------     ------------
  Total current liabilities                                                9,438,532        9,229,164

  DEFERRED INCOME TAX LIABILITIES                                          1,735,313        1,722,094

  LONG-TERM DEBT                                                          30,632,668       27,817,308

  DEFERRED CREDITS                                                           827,660          901,767
                                                                         -----------     ------------

  Total Liabilities                                                       42,634,173       39,670,333
                                                                         -----------     ------------


  STOCKHOLDERS' EQUITY:
  Preferred stock- 5,000,000 shares authorized as of June 30, 2000 and December 31, 1999, no shares issued

  Common  stock- no par  value;  20,000,000  shares
     authorized;  7,748,021  and
     7,591,236 shares issued at June 30, 2000 and
     December 31, 1999, respectively                                      19,512,909       18,428,572
  Retained earnings                                                       14,675,963       14,790,518
  Accumulated other comprehensive loss                                      (581,870)        (528,954)
                                                                         -----------     ------------
  Total stockholders' equity                                              33,607,002       32,690,136
                                                                         -----------     ------------

  TOTAL                                                                 $ 76,241,175     $ 72,360,469
                                                                         ===========     ============

                 See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEM, INC.
--------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 and 1999    (Unaudited)
------------------------------------------------------------------------


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                        -------------------              -------------------

                                                     2000             1999               2000            1999
                                                  -------------    -------------      ------------    ------------

SALES                                             $ 23,552,859    $  18,979,739      $ 45,633,294     $ 36,681,462

COST OF SALES                                       15,936,620       11,629,974        30,383,005       22,639,595
                                                 -------------    -------------      ------------    -------------

GROSS PROFIT                                         7,616,239        7,349,765        15,250,289       14,041,867
                                                --------------     --------------    ------------    -------------

OPERATING EXPENSES:
  Selling, general and administrative                5,688,793        4,980,256        12,027,332        9,799,919
  Research and development                           1,002,448          892,193         2,008,384        1,693,896
  Severance costs                                      277,300                            277,300
                                                 -------------    -------------      ------------    -------------
TOTAL                                                6,968,541        5,872,449        14,313,016       11,493,815
                                                --------------   --------------      ------------    -------------

INCOME FROM OPERATIONS                                 647,698        1,477,316           937,273        2,548,052

OTHER EXPENSE                                          583,517          228,954         1,100,921          459,500
                                                 -------------    -------------      ------------    -------------

INCOME (LOSS) BEFORE INCOME TAX                         64,181        1,248,362          (163,648)       2,088,552
 EXPENSE

INCOME TAX EXPENSE (BENEFIT)                            19,254          446,516           (49,093)         702,247

MINORITY INTEREST IN (INCOME)
 LOSS OF SUBSIDIARY                                          0          (49,162)                0          (68,498)
                                                 -------------    -------------      ------------    -------------

NET INCOME (LOSS)                                 $     44,927    $     752,684      $   (114,555)    $  1,317,807
                                                ==============    =============      ============   =============

EARNINGS (LOSS) PER COMMON SHARE -
   Basic and diluted                              $       0.01    $        0.10      $     ( 0.01)    $       0.18
                                                ==============    =============        ===========   =============


AVERAGE COMMON SHARES -
   Basic                                             7,747,976        7,530,307         7,685,444        7,520,754
                                                ==============    =============        ===========   =============


   Diluted                                           7,785,161        7,531,131         7,839,400        7,522,229
                                                ==============    =============        ===========   =============



                 See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999     (Unaudited)
---------------------------------------------------------------

                                                                              June 30,     June 30,
                                                                               2000         1999
                                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $  (114,555)   $ 1,317,807
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) in operating activities:
Depreciation and amortization                                                2,171,968      1,606,643
Bad debt expense                                                               449,793         11,975
Losses (gains) on sales and abandonment of
  property and equipment                                                        (2,845)         1,267
Amortization of deferred credits                                               (65,800)       (76,643)
Deferred income taxes                                                           36,817         99,217
Minority interest in income of subsidiary                                          --          68,498
Changes in operating assets and liabilities:
   Trade receivables                                                        (1,652,767)      (664,392)
   Employee and related party receivables                                      (22,770)         5,966
   Other receivables                                                               --        (230,599)
   Irish Development Agency grant receivable                                   (17,610)        33,810
   Inventories                                                                (193,327)    (1,588,900)
   Prepaid expenses and other assets                                          (569,431)      (243,675)
   Deposits                                                                      1,199          6,796
   Trade payables                                                             (299,402)       169,259
   Accrued expenses                                                            511,528      1,550,066
   Advances from employees                                                     (14,112)        37,148
   Income taxes payable                                                       (268,416)       264,770
                                                                           -----------    -----------

    Total adjustments                                                           64,825      1,051,206
                                                                           -----------    -----------

Net cash provided by (used in) operating activities                            (49,730)     2,369,013
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                                    (2,585,817)    (2,188,879)
  Intangible assets                                                           (273,041)      (150,576)
Purchase of Electro Catheter assets
   (Including cost in excess of fair market value of $482,628)                (641,661)          --
Other                                                                          (22,688)          --
Proceeds from sale of property and equipment                                     2,279           --
                                                                           -----------    -----------
Net cash used in investing activities                                       (3,520,928)    (2,339,455)
                                                                           -----------    -----------


                 See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED  JUNE 30, 2000 AND 1999    (Unaudited)
---------------------------------------------------------------


                                                                          June 30,      June 30,
                                                                            2000          1999
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing under line of credit                                                  --        1,197,626
Proceeds from issuance of  common stock                                    1,084,337        125,642
Proceeds from long-term debt                                               3,255,263
Principal payments on:
  Long-term debt                                                            (670,096)      (768,447)
                                                                         -----------    -----------

Net cash provided by financing activities                                  3,669,504        554,821
                                                                         -----------    -----------


EFFECT OF EXCHANGE RATES ON CASH                                             (52,916)      (617,635)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                               45,930        (33,256)

CASH AT BEGINNING OF PERIOD                                                  668,711        851,910
                                                                         -----------    -----------

CASH AT END OF PERIOD                                                    $   714,641    $   818,654
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $61,731 and $63,758 respectively)              $ 1,050,752    $   453,765
                                                                         ===========    ===========

  Income taxes                                                           $   182,506    $   338,260
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2000 and 1999, the Company issued notes payable totaling $509,963 and $85,230, respectively, for manufacturing equipment and furniture and fixtures.

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full-year period.

2. Inventories. Inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                             June 30,        December 31,
                                               2000              1999
                                           ------------      -----------
Raw materials                              $  7,888,690     $  8,554,635
Work-in-process                               3,361,279        3,270,163
Finished goods                               18,157,763       16,816,578
Less reserve for obsolete inventory          (1,632,108)      (1,120,289)
                                           ------------      -----------
Total                                      $ 27,775,624      $27,521,087
                                           ------------      -----------

3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters and six months ended June 30, 2000 and 1999. The effective tax rates for the three and six months ended June 30, 2000 and 1999 were near or below the 35 % federal statutory rate. Improvements in the effective tax rate below the 35 % federal statutory rate were largely the result of the Company's operations in Ireland which are currently taxed at a lower rate than the Company's overall effective tax rate.

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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 2000 and December 31, 1999, the cumulative effect of such transactions reduced stockholders' equity by $581,870 and $528,954, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 has been computed as follows:


                                     Three months ended                           Six months ended
                                    -------------------                           ----------------
                                           June 30,                                   June 30,
                                           -------                                    --------
                                       2000           1999                     2000                 1999
                                   ---------      -----------               ---------      -----------

Net income (loss)                  $  44,927      $  752,684                $ (114,555)     $  1,317,807
Foreign currency translation        (16,738)        (211,454)                  (52,916)         (617,635)
                                   ---------      -----------                ---------        -----------
Comprehensive income (loss)        $  28,189      $  541,230                $ (167,471)     $    700,172
                                   =========     ===========                 =========        ===========

                                       6

MERIT MEDICAL SYSTEMS, INC.
--------------------------

5. Recently Issued  Financial  Accounting  Standards.  On July 7, 1999, the FASB
issued SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS, previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal year beginning after June 15, 2000. Management does not believe this statement will have a significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issued in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Management is currently in the process of evaluating the effect that SAB 101 may have.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-----------------------------------------------------------

Overview

In the quarter ended June 30, 2000, the Company experienced a significant growth in revenues due in large part to the addition of the Angleton Catheter division. Despite the increase in sales, the Company's profits were down from a year ago. This minimal profit was attributable primarily to three developments discussed below.

During the first half of 1999, shortly after the implementation of the Company's new comprehensive Oracle software system, the planning, scheduling and purchasing group, as well as other areas of the Company, experienced difficulty in learning to effectively operate the system. One of the first concerns we identified was an increase in back orders to our customers, and Merit, being a customer- driven company, responded by building inventory at rates that were higher than the rate of sales. By doing so we were able to work out of back orders in most catalog numbers. We also increased our safety stock levels of inventory in the expectation of higher quantities ordered by hospitals in anticipation of possible Y2K problems.

The combination of these increased production demands created a build-up of capacity in labor and overhead. As the end of 1999 approached, however, we recognized that inventory levels were increasing at rates that exceeded the sales rate and we needed to reduce production levels to match cash flow expectations. The reduced production volumes created lower gross margins, and lower bottom line results.

The Company has implemented a plan to address these problems. First, we have reduced substantially the amount of discretionary spending such as travel, advertising and trade shows. Second, we have reduced, through attrition and other means, the number of employees and will continue to do so as the circumstances warrant. We have also reduced a number of management salaries. Expenses related to consultants and other programs have been reduced or discontinued. In mid- May we realized a 23-person reduction in force which is expected to save approximately $1 million per year, but caused an unusual charge in the quarter of $277,300 for termination costs. The most important issue will be to balance our overhead and production costs. Ongoing and new cost-reduction programs have been and will continue to be implemented.

MERIT MEDICAL SYSTEMS, INC.
--------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-----------------------------------------------------------

In mid-April the Company also received notice that a large custom packer of procedure trays for interventional cardiology and radiology procedures (Clinipad Corporation) had been forced by the FDA into a significant recall for the majority of their products. As result of this recall, Clinipad ceased its operations and informed its vendors that there would be no assets left after the secured lender satisfied its priority position. Therefore, the receivable the Company had with Clinipad is expected to be uncollectible. This type of subsequent event was determined to be applicable to the first quarter of 2000 and therefore an adjustment of $340,000 to write off the entire outstanding balance of the Clinipad receivable was made in the first quarter.

Operations. The Company achieved significant increases in sales and experienced a significant decline in income for the three and six months ended June 30, 2000 compared to the same periods in 1999. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 2000 and 1999:

                                                       Three Months Ended                 Six Months Ended
                                                        -----------------                 ----------------
                                                              June 30,                        June 30,
                                                             ---------                        --------
                                                     2000             1999              2000              1999
                                                   --------         --------            ----              ----

Sales                                                100.0%           100.0%            100.0%           100.0%
Gross Profit                                          32.3             38.7              33.4             38.3
Selling, general and administrative                   24.2             26.2              26.4             26.7
Research and development                               4.3              4.7               4.4              4.6
Income from Operations                                 2.7              7.8               2.1              6.9
Other Expense                                          2.5              1.2               2.4              1.3
Net Income (Loss)                                       .2              4.0               (.3)             3.6


Sales. Sales for the three months ended June 30, 2000 were $23,552,859, compared to $18,979,739 for the same period last year, which represents an increase of 24 %. Sales growth for the three-month period was sustained mainly by sales of the Company's catheter products, particularly with the acquisition of the Angleton, catheter division in August of 1999. Merit's increased sales were also fueled by growth in stand-alone products which grew by 27% and inflation devices which grew at 6 %. For the six-month period ended June 30, 2000 total sales were $45,633,294 compared with $36,681,462 for the same period in 1999, an increase of 24 %. Growth in sales for the six-month period were attributable to growth in the aforementioned catheter products as well as stand-alone products which grew by 33 %, and inflation devices which grew at 6 %.

Gross Margin. Gross margin as a percentage of sales for the three months ended June 30, 1999 was 32.3% compared to 38.7% for the same period in 1999. For the six months ended June 30, 2000, gross margin was 33.4%, as compared to 38.3% for the same period in 1999. The decrease in gross margin for the three and six months ended June 30, 2000 was primarily the result of sales in these periods of higher cost product, carrying the extra overhead and labor costs from the December thru April of 2000 production periods.

Operating Expenses. Operating expenses decreased as a percentage of sales to 29.6% of sales for the three months ended June 30, 2000, compared to 30.9% for the three months ended June 30, 1999. For the first six months of 2000 operating expenses increased to 31.4% as compared to 31.3% for the same period in 1999. Selling, general and administrative expenses as a percentage of sales decreased to 24.2% and 26.4% for the three and six months ended June 30, 2000 and 1999, respectively, compared to 26.2% and 26.7%,respectively, for the comarable periods in 1999. The decrease in operating expenses for the three and six months ended June 30, 1999, were due mainly to the implementation of our expense reduction plan of reduced head count, salaries, discretionary spending etc. Research and development costs declined to 4.3% of sales for the three months ended June 30, 2000, compared to 4.7% for the same period in 1999. For the six months ended June 30, 2000, research and development expenditures decreased to 4.4% of sales, down from 4.6% of sales for the six months ended June 30, 1999.

MERIT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-----------------------------------------------------------

Operating Income. During the three months ended June 30, 2000, the Company reported income from operations of $.6 million compared to $1.5 million for the comparable period in 1999. Operating income for the first six months of 2000 was $0.9 million, compared to $2.5 million in 1999. Net income for the three months ended June 30, 2000 declined to $44,927, from $752,684, for the same three-month period of 1999, and net income for the 6 months ended June 30, 2000, dropped to a loss of $114,555 down from a net income of $1.3 million for the first half of 1999.

Liquidity and Capital Resources. At June 30, 2000, the Company's working capital was 35.8 million, which represented a current ratio of 4.8 to 1. In March 2000, the Company increased an available secured bank line of credit to $35 million. At June 30, 2000, the outstanding balance under the line of credit was $29.16 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal sources of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its
present   sources  of  liquidity  and  capital  are  adequate  for  its  current operations.

Forward-Looking Statements. Statements contained in this release which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. It is important to note that actual outcomes and Merit's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth, delays in product introductions, product acceptance, product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and materials related to health care reform initiatives, product obsolescence relating to changes in product technology or other factors relating to the success of the Company's business.

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

                           PART II - OTHER INFORMATION

Item: 4       Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 24, 2000 in South Jordan, Utah. The following items of business were considered at the Annual Meeting:

         A:   Election of Directors
              ---------------------

              Two persons were elected as members of the Board of Directors to serve three-year terms. They are as follows:

                                                Shares             Shares
                                              Voted For           Withheld

              Fred P. Lampropoulos            6,878,103           234,947
              Kent W. Stanger                 6,878,103           234,947


         B. Approval to Amend the Merit Medical Systems, Inc. 1996 Employee Stock Purchase Plan
                ----------------------------------------------------------------

              A proposal to amend the Merit Medical Systems, Inc. 1996 Employee Stock Purchase Plan was approved by the shareholders of the Company. The number of shares voted for the amendment was 3,247,442. The number of shares voted against the amendment was 267,577. The number of shares abstaining from voting on was 26,730.

         C.   Selection of Auditors.
              ---------------------

              A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for fiscal 2000 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 7,106,445. The number of shares voted against such proposal was 955. The number of shares abstaining from voting was 5,650.

  Item 5.    Other Information. Withheld
             ---------------------------

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:     AUGUST 11, 2000     /s/ Fred P. Lampropoulos
          ---------------         ------------------------
                                  FRED P. LAMPROPOULOS
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 11, 2000     /s/ Kent W. Stanger
          ---------------         -------------------
                                  KENT W. STANGER
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER