Form 10-Q
period 2000-09-30
MERIT MEDICAL SYSTEMS INC
filed 2000-11-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

Yes  [X]   No   [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock                                              7,781,810
----------------                                  ----------------------------
 TITLE OR CLASS                                  Number of Shares Outstanding at
                                                        November 13, 2000

                                            MERIT MEDICAL SYSTEMS, INC.
                                            ---------------------------
                                                INDEX TO FORM 10-Q
                                                ------------------

PART I.     FINANCIAL INFORMATION                                                        PAGE
                                                                                         ----
  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999 .........................................................1

            Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999..............................................3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999..............................................4

            Notes to Consolidated Financial Statements.....................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................8

  Item 3.  Market Risk Disclosure.........................................................10

PART II.    OTHER INFORMATION

  Item 4.    Exhibits and Reports on Form 8-K.............................................11

SIGNATURES........................................................................ . . . .11

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                                                            September 30,   December 31,
ASSETS                                                          2000            1999
------                                                      ------------    ------------
                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                   $  1,041,721    $    668,711
Trade receivables - net                                       13,575,251      12,550,132
Employee and related party receivables                           402,037         502,803
Irish Development Agency grant receivable                         93,779          93,059
Inventories                                                   26,571,608      27,521,087
Prepaid expenses and other assets                                930,798         564,213
Deferred income tax assets                                     1,029,147       1,052,745
Income tax refund receivable                                     210,112         210,112
                                                            ------------    ------------
Total current assets                                          43,854,453      43,162,862
                                                            ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                                           1,365,985       1,365,985
Building                                                       1,500,000       1,500,000
Automobiles                                                      127,766         133,316
Manufacturing equipment                                       19,964,265      17,617,798
Furniture and fixtures                                         9,325,320       8,883,297
Leasehold improvements                                         5,369,954       5,114,964
Construction-in-progress                                       2,553,253       1,669,725
                                                            ------------    ------------
Total                                                         40,206,543      36,285,085
Less accumulated depreciation
  and amortization                                           (17,074,644)    (14,277,666)
                                                            ------------    ------------
Property and equipment - net                                  23,131,899      22,007,419
                                                            ------------    ------------

OTHER ASSETS:
Intangible assets - net                                        2,528,690       2,319,581
Cost in excess of the fair value of assets acquired - net      5,130,923       4,819,288
Deposits                                                          37,280          51,319
                                                            ------------    ------------
Total other assets                                             7,696,893       7,190,188
                                                            ------------    ------------

TOTAL ASSETS                                                $ 74,683,245    $ 72,360,469
                                                            ------------    ------------


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                      September  30,   December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                        (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt                      $  1,162,116    $  1,001,917
Trade payables                                            2,921,928       4,749,432
Accrued expenses                                          4,119,732       3,092,280
Advances from employees                                     129,095         116,094
Income taxes payable                                        132,682         269,441
                                                       ------------    ------------
Total current liabilities                                 8,465,553       9,229,164

DEFERRED INCOME TAX LIABILITIES                           1,705,097       1,722,094

LONG-TERM DEBT                                           29,741,909      27,817,308

DEFERRED CREDITS                                            815,465         901,767
                                                       ------------    ------------

Total liabilities                                        40,728,024      39,670,333
                                                       ------------    ------------

STOCKHOLDERS' EQUITY:
Preferred stock  -5,000,000 shares authorized
   as of September  30, 2000, and December 31, 1999,
   no shares issued
Common stock - no par value;
   20,000,000 shares authorized,
   respectively, 7,767,458 and 7,591,236 shares
   issued at September 30, 2000
   and December 31, 1999, respectively                   19,543,201      18,428,572
Retained earnings                                        15,070,360      14,790,518
Accumulated other comprehensive loss                       (658,340)       (528,954)
                                                       ------------    ------------
Total stockholders' equity                               33,955,221      32,690,136
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 74,683,245    $ 72,360,469
                                                       ============    ============


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999    (Unaudited)
--------------------------------------------------------------------------------


                                          Three Months Ended          Nine Months Ended
                                             September  30,             September  30,
                                      -------------------------   -------------------------

                                          2000          1999          2000          1999
                                      -----------   -----------   -----------   -----------
NET SALES                             $23,330,203   $19,920,419   $68,963,497   $56,601,881

COST OF SALES                          15,371,355    12,156,979    45,754,360    34,796,574
                                      -----------   -----------   -----------   -----------

GROSS PROFIT                            7,958,848     7,763,440    23,209,137    21,805,307
                                      -----------   -----------   -----------   -----------

OPERATING EXPENSES:
Selling, general and administrative     5,738,691     5,071,648    17,766,023    14,871,567
Research and development                  995,553       986,010     3,003,937     2,679,906
Severance Costs                              --            --         277,300          --
                                      -----------   -----------   -----------   -----------
Total operating expenses                6,734,244     6,057,658    21,047,260    17,551,473
                                      -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                  1,224,604     1,705,782     2,161,877     4,253,834

OTHER EXPENSE - NET                       661,181       301,114     1,762,102       760,614
                                      -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE          563,423     1,404,668       399,775     3,493,220

INCOME TAX EXPENSE                        169,026       463,321       119,933     1,165,567

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                --          12,579          --          81,077
                                      -----------   -----------   -----------   -----------

NET INCOME                            $   394,397   $   928,768   $   279,842   $ 2,246,576
                                      ===========   ===========   ===========   ===========

EARNINGS PER  COMMON SHARE -
   Basic                              $      0.05   $       .12   $       .04   $       .30
                                      ===========   ===========   ===========   ===========

   Diluted                            $      0.05   $       .12   $       .04   $       .30
                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES -
   Basic                                7,767,458     7,535,735     7,712,979     7,531,319
                                      ===========   ===========   ===========   ===========

   Diluted                              7,878,497     7,709,815     7,852,630     7,590,329
                                      ===========   ===========   ===========   ===========


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2000 and 1999   (Unaudited)
--------------------------------------------------------------------------------

                                                     September 30,   September 30,
                                                         2000            1999
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    279,842    $  2,246,576
                                                     ------------    ------------
Adjustments to reconcile net income to net
  cash provided by  operating activities:
  Depreciation and amortization                         3,283,694       2,575,323
  Bad debt expense                                        573,906         110,977
Losses on sales and abandonment of
  property and equipment                                   60,629             764
Amortization of deferred credits                          (96,680)       (106,701)
Deferred income taxes                                       6,601          86,969
Minority interest in income of subsidiary                      -           81,077
Changes in operating assets and liabilities net of
  effects from acquisitions:
         Trade receivables                             (1,599,025)     (1,965,157)
         Employee and related party receivables           100,766           5,510
         Irish Development Agency grant receivable        (13,180)        183,392
         Inventories                                    1,010,689      (4,312,626)
         Prepaid expenses                                (366,585)         11,041
         Deposits and other                                14,039          29,414
         Trade payables                                (1,827,504)      1,951,293
         Accrued expenses                               1,027,452       1,242,635
         Advances from employees                           13,001          23,026
         Income taxes payable                            (136,759)        427,990
                                                     ------------    ------------
Total adjustments                                      2 ,051,044         344,927
                                                     ------------    ------------

Net cash provided by operating activities               2,330,886       2,591,503
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
   Property and equipment                              (3,532,240)     (3,795,562)
   Intangible assets                                     (358,255)       (188,692)
   Acquisitions                                          (660,649)    (11,322,916)
Proceeds from the sale of property and equipment           33,188             503
                                                     ------------    ------------

Net cash used in investing activities                  (4,517,956)    (15,306,667)
                                                     ------------    ------------


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999    (Unaudited)
--------------------------------------------------------------------------------

                                                September 30,   September 30,
                                                     2000            1999
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Issuance of common stock                       1,114,629         291,215
    Issuance of long-term debt                     2,592,404      22,058,311
Principal payments on:
    Long-term debt                                (1,017,567)     (1,689,794)
    Line of credit                                      --        (7,634,607)
                                                ------------    ------------
Net cash provided by financing activities          2,689,466      13,025,125
                                                ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                    (129,386)       (430,435)

NET INCREASE IN CASH AND CASH EQUIVALENTS            373,010        (120,474)

CASH AT BEGINNING OF PERIOD                          668,711         851,910
                                                ------------    ------------

CASH AT END OF PERIOD                           $  1,041,721    $    731,436
                                                ============    ============

SUPPLEMENTAL  DISCLOSURES OF CASH-
FLOW  INFORMATION
Cash paid during the period for:
    Interest (including capitalized interest
      of $102,958 and $110,702, respectively)   $  1,609,922    $    730,539
                                                ============    ============
    Income taxes                                $    250,091    $    650,608
                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2000 and 1999 the Company issued notes payable totaling $509,963 and $301,817, respectively, for manufacturing equipment, furniture and fixtures, land and building.

During 1999, the Company acquired all of the assets of the "Angleton Division" of Mallinckrodt Inc. (Angleton) in a purchase transaction for $7,867,699 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired
        (including goodwill of $1,949,383)                      $  8,132,194
        Cash paid                                                  7,867,699
                                                                ------------
        Liabilities assumed                                     $    264,495
                                                                ============

Additionally, during 1999, the Company acquired the minority interest in its subsidiary, Sentir, Inc. (Sentir) in a purchase transaction of $3,455,217 in cash. The minority interest carried by the Company at the date of the acquisition was $629,577. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired
        (including goodwill of $2,825,6400)                     $  3,574,016

        Cash paid                                                  3,455,217
                                                                ------------
        Liabilities assumed                                     $    118,799
                                                                ============

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full-year period.

2. Inventories. Inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                                   September 30,   December 31,
                                                       2000             1999
                                                   ------------    ------------
              Raw materials                        $  7,982,949    $  8,554,635
              Work-in-process                         3,232,801       3,270,163
              Finished goods                         17,302,979      16,816,577
              Less reserve for obsolete inventory    (1,947,121)     (1,120,288)
                                                   ------------    ------------
              Total                                $ 26,571,608    $ 27,521,087
                                                   ============    ============

3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended September 30, 2000 and 1999. The effective tax rate for the three and nine months ended September 30, 2000 were near or below the 35% federal statutory rate. Improvements in the effective tax rate below the 35% federal statutory rate were largely the result of the Company's operations in Ireland which are currently taxed at a lower rate than the Company's overall effective tax rate as well as increased credits received from research and development expenditures.

4. Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 2000 and December 31, 1999, the cumulative effect of such transactions reduced stockholders' equity by $658,340 and $528,954, respectively. Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is shown as follows:


                                    Three months ended            Nine months ended
                                    ------------------            -----------------
                                       September 30,                September 30,
                                       -------------                -------------
                                   2000           1999          2000           1999
                               -----------    -----------   -----------    -----------
Net Income                     $   394,397    $   928,768   $   279,842    $ 2,246,576
Foreign currency translation       (76,470)       187,200      (129,386)      (430,435)
                               -----------    -----------   -----------    -----------
Comprehensive income           $   317,927    $ 1,115,968   $   150,456    $ 1,816,141
                               ===========    ===========   ===========    ===========

MERIT MEDICAL SYSTEMS, INC.
---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

5. Recently Issued Financial Accounting Standards - On July 7, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133," an amendment of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. Company management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities, but does not currently believe that the implementation of SFAS No. 133, will have a material effect on the Company's financial statements.

On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), which summarizes certain of its staff's views in applying generally accepted accounting principles in the United States to revenue recognition in financial statements. SAB 101 is effective beginning with the Company's fourth quarter of 2000. Company management currently believes that SAB 101 will not have a material effect on the Company's financial statements.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
ITEM 2:

Overview

In the three and nine months ended September 30, 2000, the Company experienced a significant growth in revenues due in large part to the addition of the Angleton Catheter division. Despite the increase in sales, the Company's profits were down from a year ago.

During the first half of 1999, shortly after the implementation of the Company's new comprehensive Oracle software system, the planning, scheduling and purchasing group, as well as other areas of the Company, experienced difficulty in learning to effectively operate the system. One of the first concerns identified was an increase in back orders to our customers, and Merit, being a customer- driven company, responded by building inventory at rates that were higher than the rate of sales. By doing so we were able to work out of back orders in most catalog numbers. We also increased our safety stock levels of inventory in the expectation of higher quantities ordered by hospitals in anticipation of possible Y2K problems.

The combination of these increased production demands created a build-up of capacity in labor and overhead. As the end of 1999 approached, however, we needed to reduce production levels to match cash-flow expectations. The reduced production volumes created higher overhead cost per unit, lower gross margins, and lower bottom-line results.

The Company has implemented a plan to address these problems. First, we have reduced substantially the amount of discretionary spending such as travel, advertising and trade shows. Second, we have reduced, through attrition and other means, the number of employees and will continue to do so as the circumstances warrant. Expenses related to consultants and other programs have been reduced or discontinued. In mid-May we realized a 23-person reduction in force which is expected to save approximately $1 million per year, but caused an unusual charge in the second quarter of $277,300 for termination costs. The most important issue will be to balance our overhead and production costs. Ongoing and new cost- reduction programs have been and will continue to be implemented.

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

Operations. The Company achieved record levels of sales for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 2000 and 1999.


                                           Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                            ---------------                  -------------

                                          2000          1999              2000          1999
                                          ----          ----              ----          ----

Sales                                    100.0 %       100.0 %           100.0 %       100.0 %
Gross Profit                               34.1         39.0              33.7           38.5
Selling, General and Administrative        24.6         25.5              25.8           26.3
Research & Development                      4.3          4.9               4.4            4.7
Income From Operations                      5.2          8.6               3.1            7.5
Other Expense                               2.8          1.5               2.6            1.3
Net Income                                  1.7          4.7                .4            4.0

MERIT MEDICAL SYSTEMS, INC.
---------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Sales. Sales for the third quarter of 2000 ended September 30 were $23,330,203 compared to $19,920,419 for the same period last year, which represents a gain of 17 percent. During the quarter the Company's catheter sales were up 158%, compared to the third quarter of 1999, which only included five weeks of sales from the recently required Angleton catheter line; inflation device sales increased by 3 percent, and custom kit business grew by 2 percent during the three-month period compared to the quarter ended September 30, 1999; while sales of other devices including syringes, manifolds and needles grew by 23 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as hospital procedural growth. For example, sales of the Company's inflation devices not sold in kits grew by 11 percent in the quarter due to increased sales for new spinal procedures such as discography and kyphoplasty. For the nine- month period ended September 30, 2000 total sales were $68,963,497 compared with $56,601,881 for the same period in 1999, a gain of 22 percent. These gains were led by sales of the Company's catheters which were up 457%; Sentir's business grew by 47%; stand alone inflation devices, which rose 8 percent; guide wires, which grew by 348 percent; Maps (Merit Angioplasty Packs) which were up 47% and custom kits, (other than inflation and manifold kits) which grew by 13 percent.

Gross Profit. Gross profit as a percentage of sales for the third quarter of 2000 was 34.1% compared to 39.0% for the same period of 1999. For the nine months ended September 30, 2000 gross profit was 33.7% compared to 38.5% for the first nine months of 1999. The decrease in gross profit for the three and nine months ended September 30, 2000 was primarily due to sales in these periods of higher cost product, carrying the extra overhead and labor costs from the December 1999 through the second quarter of 2000 production periods. It is important to note that margins as a percent of sales have improved in the third quarter to 34.1 percent over 32.3 percent in the June quarter because of the Company's efforts to reduce inventory, lower costs and increase employee productivity.

Operating Expenses. Operating expenses were 28.9% of sales for the three months ended September 30, 2000 compared to 30.4% for the third quarter of 1999. For the first nine months of 2000 operating expenses decreased to 30.5% compared to 31.0% for the same period in 1999. Selling, general and administrative expenses as a percentage of sales were 24.6% and 25.8% for the three and nine months ended September 30, 2000 compared to 25.5% and 26.3% for the same periods in 1999. The decrease was primarily due to the successful implementation of the Company's expense-reduction program as well as the strong increase in sales. Research and development costs declined to 4.3% and 4.4% of sales, respectively, for the three and nine months ended September 30, 2000 down from 4.9% and 4.7% of sales, respectively, for the same periods of 1999.

Operating Income. During the quarter ended September 30, 2000, the Company reported income from operations of $1.2 million compared to $1.7 million for the comparable period in 1999. Operating income for the first nine months of 2000 was $2.2 million vs. $4.3 million for the same period in 1999. The decrease in net earnings for the three and nine months ended September 30, 2000 was mainly attributable to the decline in gross margins discussed above.

Liquidity and Capital Resources. At September 30, 2000, the Company's working capital was $35.4 million which represented a current ratio of 5.2 to 1. During the nine months ended September 30, 2000 the principal sources of funds were $2.3 million generated from operations, $1.6 million in net long-term debt, and
1.1 million from the issuance of common stock. During this same period 1 million was invested in the aquisition of the assets from Electro Catheter and intangibles and $3.5 million in equipment. These factors resulted in an increase of $.4 million in cash for the nine months ended September 30, 2000.

On March 2000, the Company increased its long-term revolving credit facilities to $35 million with a bank for a term of six years. The credit facility bears interest at or below the bank's prime rate, or can be fixed at between 140 and 160 points over LIBOR and contains various conditions and restrictions. At September 30, 2000, the outstanding balance under the credit facility was $29.7 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables, particularly with the recent acquisitions and the introduction of new product lines. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank credit facilities. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

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

Forward-looking Statements. Statements contained in this document which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These encompass Merit's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any forward-looking statement. It is important to note that actual outcomes and Merit's actual results may differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties related to future market growth such as delays in prodouct introductions, product acceptance, product recalls, delays in obtaining regulatory approvals, cost increases, price and product competition, availability of labor and materials related to health care reform initiatives, or product obolescence relating to changes in product technology.

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

MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT


Date: NOVEMBER 13, 2000      By: /s/ Fred P. Lampropoulos
-----------------------      ----------------------------
                                     FRED P. LAMPROPOULOS
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:  NOVEMBER 13, 2000     By: /s/ Kent W. Stanger
-----  -----------------     -----------------------
                                     KENT W. STANGER
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER