Form 10-K
period 2000-12-31
MERIT MEDICAL SYSTEMS INC
filed 2001-04-02
CIK 856982

\===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           MERIT MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                           0-18592               87-0447695
 ---------------------------      ---------------------    ------------------
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

Yes [ ]   No [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 28, 2001, was approximately $48,274,801. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 28, 2001 the Registrant had 7,801,988 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in Parts II, III and IV of this Report: the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 23, 2001 (Part
III).
================================================================================


                                TABLE OF CONTENTS

          PART I................................................................................................. 1
Disclosure regarding forward-looking statements.................................................................. 1
-----------------------------------------------
Item 1.   Business............................................................................................... 1
          --------
          GENERAL ............................................................................................... 1
          PRODUCTS............................................................................................... 2
                  Inflation Devices.............................................................................. 2
                  Control Syringes............................................................................... 3
                  Specialty Syringes............................................................................. 3
                  High Pressure Contrast Injection Line and Sherlock Connectors.................................. 3
                  Manifolds...................................................................................... 3
                  Waste Containment Systems...................................................................... 4
                  Hemostasis Valves.............................................................................. 4
                  Torque Device.................................................................................. 4
                  Marquis Series Stopcock........................................................................ 4
                  Contrast Management Systems.................................................................... 4
                  Majestik Angiographic Needles.................................................................. 4
                  Fountain Infusion Catheter..................................................................... 4
                  Tomcat (PTCA) Guide Wire ...................................................................... 4
                  Squirt Wound Irrigation ....................................................................... 4
                  Angiography Pigtail Catheter .................................................................. 4
                  Pericardiocentesis............................................................................. 4
                  Meritrans Pressure Transducers ................................................................ 5
                  ShortStop ..................................................................................... 5
                  Custom Kits.................................................................................... 5
                  Diagnostic Cardiology Catheters ............................................................... 5
                  Diagnostic Radiology Catheters................................................................. 5
                  Vessel-Sizing Catheters ....................................................................... 5
                  Percutaneous Sheath Introducers................................................................ 5
                  Diagnostic Guide Wires......................................................................... 5
                  Guide Catheters................................................................................ 5
                  MARKETING AND SALES............................................................................ 5
                  Market Strategy................................................................................ 5
                  U.S. Sales..................................................................................... 6
                  International Sales............................................................................ 6
          CUSTOMERS.............................................................................................. 6
          RESEARCH AND DEVELOPMENT............................................................................... 7
          MANUFACTURING.......................................................................................... 7
          COMPETITION............................................................................................ 7
          PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS...................................... 8
          REGULATION............................................................................................. 9
          EMPLOYEES.............................................................................................. 9
          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
                   EXPORT  SALES................................................................................. 9
Item 2.   Properties............................................................................................. 9
          ----------

Item 3.   Legal Proceedings..................................................................................... 10
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders................................................... 10
          ---------------------------------------------------

PART II   ...................................................................................................... 11

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.................................. 11
          --------------------------------------------------------------------

Item 6.   Selected Financial Data............................................................................... 11
          -----------------------

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................. 12
          -------------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosure About Market Risk ............................................. 14
         ---------------------------------------------------------

(Continued)

Item 8.   Financial Statements and Supplementary Data........................................................... 15
          -------------------------------------------

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure..................... 37
          ---------------------------------------------------------------------------------

PART III  ...................................................................................................... 37

Items 10, 11, 12 and 13......................................................................................... 37

PART IV   ...................................................................................................... 37

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................... 37
          ---------------------------------------------------------------

SIGNATURES...................................................................................................... 39

                                     PART I

DISCLOSURE REGARDING FORWARD -LOOKING STATEMENTS

          This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward- Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward- Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward- Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, product introductions potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward- Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 1.   Business.
          ---------

GENERAL

          Merit  Medical  Systems,  Inc. (the  "Company")  was formed in 1987 by members  of its  current  management  for the  purpose of  producing  single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a group of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. Since 1997 the Company has expanded its product offerings to include catheters, guide wires, sheath introducers, needles and drug infusion devices.

          The Company's strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology. Merit continues to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care. The Company's sales of stand-alone products in combination with custom kits have increased as additions have been made to the Company's product lines. In 2000, approximately 53% of the Company's sales were made directly to U.S. hospitals and approximately 22% of sales were made to custom packagers, distributors and O.E.M. companies who also distribute to U.S. hospitals. Approximately 25% of the Company's sales in 2000 were made in international markets.

          The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Sentir, Inc., a California-based manufacturer of silicon sensors, ("Sentir") and during 1999 the Company purchased the remaining interest. The Company also has established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and in the case of Sentir, the Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. ("UMI"). On August 20, 1999 the Company purchased the operating assets and product lines of the Angleton Texas division of Mallinckrodt Inc. ("Mallinckrodt"). The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600.
See "Item 2. Properties."

PRODUCTS

          The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization and radiology laboratories, consultation with the Company's medical advisors and consultants and through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes (CCS(TM)and Smart Tip(TM)), inflation devices (Intellisystem(R) Monarch(R), Basix(TM), and basixCOMPAK(TM) including new 25-atmosphere versions), specialty syringes (Medallion(R),and VacLok(R)), high-pressure tubing and connectors (Excite(TM), flexible, braided, rigid, pvc, and Sherlock(TM)) , waste handling and disposal products (Merit Disposal Depot(R) and Backstop(R)), a disposable blood pressure transducer (Meritrans(R)), disposable hemostasis valves (MBA(TM), Passage(R), Access-9,(TM) Access Plus(TM), Double-Play(TM) and Inspector(TM)), manifolds and stopcocks (Marquis(R) Series), a torque device, contrast management systems (Miser(R) and In-Line Contrast Management System(TM)), angiography needles (Majestik(R) Series), blood containment devices (Captiva(R) ), pericardiocentesis catheters and procedure trays, PTCA guide wires (TomCat(R) ) and extension wires, thrombolytic infusion catheters (Fountain(R) and Mistique(TM)) and accessories (Squirt(TM)), diagnostic angiographic pigtail catheters, and diagnostic cardiology and radiology catheters, (SofTouch(R) and Performa(R), sheath introducers (DialEase(TM)) and diagnostic guide wires, RadStat(TM) and BackStop(TM). These products are sold separately and in custom kits consisting primarily of selected combinations of products.

          The Company has not experienced any product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

          Inflation Devices. Inflation devices are large, specialized syringes used in interventional catheterization procedures to inflate and deflate balloon-tipped catheters. The Company has received 510(k) approval from the U.S. Food and Drug Administration ("the FDA") for use of its digital inflation devices for a wide range of additional clinical applications such as discography, esophageal dilitation, trigeminal nerve compression, and retinal detachment. Each of the Company's inflation devices and universal fluid dispensing syringes incorporates patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing the pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

          The Company's IntelliSystem(R) 25 inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an integral pressure transducer which connects to an electronic monitor outside of the sterile field. To aid the marketing process and encourage use of the Company's products, the electronic monitor is provided without charge to large volume customers using the IntelliSystem. The IntelliSystem measures, times, records and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. When used in other clinical applications such as discography, the Intellisystem accurately dispenses fluid while documenting and graphing pressures in the disc. The Company believes that electronic sensing and display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

          The patented IntelliSystem II color monitor is the most advanced on the market and gives physicians several highly desirable options. These include a large, touch screen and display, an instant display of positive and negative pressures and enlarged graphing display to show extremely subtle changes in pressure measurements. In addition the display and readouts are available in four languages by touching the screen. Merit is the only company with digital technology sensitive enough to show minute changes in pressure.

           The Monarch 25 is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small electronic monitor mounted on the barrel of the inflation syringe. The monitor does not offer all of the same display, storage or printing capabilities of the IntelliSystem & IntelliSystem II but offers the convenience of portable operation.

           The Basix(R) 25 and the new BasixCOMPAK are disposable inflation devices which incorporate a conventional analog pressure gauge mounted on the barrel of the inflation syringe. The Basix more closely resembles devices marketed by the Company's competitors but includes the Company's proprietary design features and benefits. The Company believes that the Basix and BasixCOMPAK represent a significant addition to its line of inflation devices that will contribute to sales where both clinical and economic outcomes are a priority.

          Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty and stent placement. The control syringes are molded from polycarbonate material which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features, according to physician preference. These features include different configurations of syringe handles, plungers and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes, including a popular 8ml mode, Inject8(TM). (In response to customer demand, Merit launched latex-free control syringes in
1998).

          Specialty Syringes. Merit's Medallion syringes, a line of disposable, latex-free, color-coded specialty syringes are used for injection of medications, flushing of manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations. The color coding allows a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes can also be custom printed to the specifications of the user. In response to customer requests, the Company has developed and added additional sizes of its specialty syringes which have applications in dispensing various medications required in a broader range of peripheral procedures. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately and are an important component of the Company's custom kits.

          High-Pressure Contrast Injection Line and Sherlock Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into the blood vessel. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 pounds per square inch ("psi"), and requires tubing that can withstand these pressures. The Company offers high-pressure, specialty tubing with proprietary Sherlock connectors. In 1998 the Company launched Excite(TM), a new line of clear, flexible high-pressure tubing that combines the features of tubing clarity and strength. Sherlock connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing that can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock connectors is an important component of custom kits.

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

          Waste Containment Systems. Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible. To address these concerns, the Company has designed a waste containment bag which connects to a manifold and collects waste materials such as blood and other fluids during angiography, angioplasty or other procedures. The Merit Disposal Depot(TM) is self-contained for ease of disposal and reduces risk of contamination. The Backstop(TM) is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens.

          Hemostasis Valves. The MBA, Passage, Access 9, Access Plus, Double-Play, and Inspector hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's angioplasty packs. These valves are made of polycarbonate plastic for clarity and include Sherlock connectors. The devices differ in size and function. The MBA features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve.

          Torque Device. The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

          Marquis(TM) Series Stopcock. The Company's Marquis Series Stopcock offers improvements to competitive stopcock devices, including a large, easy grip handle. The Marquis Series Stopcock is used in connection with Sherlock connectors to provide improved connections during procedures.

          Contrast  Management  Systems.  The Miser(TM) and the In-Line Contrast
Management   System  have  been   designed  to  increase   catheterization   lab
efficiencies by reducing contrast media waste.

          Majestik(TM) Angiographic Needles. The angiography needle creates the percutaneous (through the skin) access site for all angiography and angioplasty procedures. This site is the point of entry for the introducer sheath, guide wires, catheters and any other interventional devices. The Merit Majestik Needle helps the physician achieve precision vascular access with one of the sharpest angiography needles on the market.

          Fountain(TM) Infusion Catheter. The Fountain catheter delivers therapeutic solutions to dissolve blood clots (thrombi) in peripheral vessels. This catheter is used to treat peripheral arterial occlusions, hemodialysis graft occlusions, and deep vein thrombosis. This product incorporates the Squirt(TM) fluid dispensing system for controlled fluid delivery.

          Tomcat(TM) (PTCA) Guide Wire. Tomcat guide wires are used in percutaneous transluminal coronary angioplasty (PTCA) and stent deployment procedures. Guide wires are used to guide and place balloon angioplasty and stent deployment catheters into coronary arteries. This product complements our existing lines of inflation devices and accessories currently used in balloon angioplasty procedures and was designed, developed and manufactured in the Company's Ireland facility.

          Squirt Wound Irrigation. In any traumatic wound, the risk of infection is greatly decreased by the removal of bacteria and foreign matter from the site. Merit launched a line of Squirt wound irrigation products in 1998 designed for the emergency room to deliver large volumes of irrigation fluid. The product features a proprietary, one-handed Squirt fluid delivery syringe, an adjustable nozzle and splash protecting shield.

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

          ShortStop(TM). In 2000, Merit introduced the ShortStop, a small container with an adhesive base that fits on the back table in a clinical lab. It is used for the temporary containment of needles, scalpels and other sharp tools to and in the prevention of inadvertent needles sticks .

          Custom Kits. Custom kits allow physicians to obtain the medical devices and accessories they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and pre-assembled form. Custom kits also provide cost savings over purchasing single products and reduce the hospital's administrative costs associated with maintaining an inventory of individual, sterile products.

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

          Vessel-Sizing Catheters. In 2000 Merit introduced a complete line of vessel-sizing catheters, which are used by radiology physicians to measure the internal diameter and length of a blood vessel under fluoroscopy. Procedures in which these catheters are used include angioplasty, embolization, abnormal aortic aneurysm (AAA) stent-grafts and vena cava filter placements. In the fourth quarter, Merit introduced its most popular model, the 20-band version, for use in measuring the aorta in a AAA stent-graft procedure.

          Percutaneous Sheath Introducers. Sheaths are used to create the access through which guide wires and catheters are passed into the vasculature. Most sheaths incorporate a valve hub to minimize bleeding and a side port for drug delivery. (The Company acquired the Performa line of sheath introducers from Mallinckrodt in 1999).

          Diagnostic Guide Wires. Guide wires are relatively simple, spring-type products that provide the necessary firmness and control to advance catheters to the site where angiograms will be taken. Guide wires vary in length, outside diameter and tip configuration. The Company distributes an OEM guide wire made to exact specifications.

          Guide Catheters. Coronary angioplasty requires the use of a guiding catheter to place the balloon within the arterial system. The catheter is inserted through the sheath into the arterial system. Once in place, the guiding catheter acts as a conduit for the guide wire, the dilating balloon catheter, coronary stents and the radiopaque dye that is used to provide fluoroscopic visualization during the procedure. The Mallinckrodt acquisition brought with it a line of high- quality guide catheters used in cardiology. The Company intends to dedicate resources to expand this offering.

MARKETING AND SALES

          Market Strategy. The Company's marketing strategy is strongly focused on identifying and introducing highly profitable, differentiated products that meet customer needs. The Company has targeted selected hospital market segments in cardiology and radiology where its products are used. Suggestions for new products and product improvements may come from engineers, sales persons, physicians and technicians who perform the clinical procedures.

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

          The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement. Laser techniques have not demonstrated the success that was expected in the last few years. The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends. This has not, however, prevented significant investment of new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention. The Company believes it is well positioned to monitor these trends and launch catheters and accessories to support growing clinical applications.

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

          International Sales. Outside of the U.S., the Company's products are presently sold by 42 independent dealer organizations and 15 direct sales representatives in Germany, France, the United Kingdom, Canada, Belgium, Netherlands, and Ireland. In 2000, the Company's international sales grew by 26% and accounted for approximately 25% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

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

            In 2000, approximately 53% of the Company sales were made directly to domestic hospitals, 22% to custom packagers and packers and 25% to international markets. Sales to the Company's single largest customer, a foreign dealer, accounted for 6.0% of total sales during the year ended December 31, 2000. Merit manufactures products for other medical device companys through its OEM program. In 2000, OEM sales represented 5.4% of Merit's total revenue. The Company is investing heavily in people and programs to expand the OEM business. Merit recognizes the growth opportunity in this area.

RESEARCH AND DEVELOPMENT

          The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $3,864,171, $3,618,041 and $3,244,477 in 2000, 1999 and 1998, respectively. There was no customer-sponsored research and development. The Company anticipates that its research and developement expenses will range between approximately 4.0% and 5% of net sales for 2001.

MANUFACTURING

          Many of the Company's products are manufactured utilizing its proprietary technology and expertise in plastic injection and insert molding. Tooling of molds is contracted with third parties, but the Company designs and owns all of its molds. The Company utilizes its experience in injection and insert molding technologies in the manufacture of most of the custom components used in its products.

          The   electronic   monitors   and  sensors   used  in  the   Company's
IntelliSystem and Monarch inflation devices are assembled from standard electronic components or purchased from suppliers. (In July 1994, the Company acquired a 73% interest and in August 1999 the Company acquired the remaining interest in Sentir, which is engaged in development and marketing of silicon sensors. Sentir is presently providing virtually all of the sensors utilized by the Company in its digital inflation devices).

     The Company's products are manufactured at several facilities including South Jordan, Utah; Galway, Ireland; Angleton, Texas and a leased expansion facility in Murray, Utah. See "Item 2. Properties."


COMPETITION

          The principal competitive factors in the markets in which the Company's products are sold are quality, performance, service and price. The Company believes that its products have achieved rapid market acceptance due, in part, to the quality of materials and workmanship, innovative design and ease of operation, and the Company's prompt attention to customer inquiries. The Company's products are priced competitively, but generally not below prices for competing products.

          There are several companies which are in the business of designing, manufacturing and marketing devices similar to the Company's products, most of which have substantially greater financial, technical and marketing resources than the Company. The Company believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the U.S. for control syringes, tubing and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices and hemostasis accessories. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. The Company's new IntelliSystem(R) II color monitor provides considerable improvements, including sensitivity, in existing digital technology. The Company is the only provider of digital inflation technology in the world. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

          A substantial majority of the Company's revenues are presently derived from sales of products used in coronary angiography and angioplasty procedures. Other procedures, devices and drugs for the treatment and prevention of coronary artery disease have been developed and are currently being used such as laser angioplasty, atherectomy procedures and drug therapies, the effect of which may be to render certain of the Company's products obsolete or to limit the markets for its products. However, with the advent of vascular stents and other procedures such as discography, the Company has experienced continued growth in its proprietary inflation technology. The radiology and cardiology markets encompass a large number of suppliers of many different sizes. The Company competes with small firms, such as Possis Medical and Microtherapeutics; medium-sized companies like Cook, Arrow and Angio Dynamics; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Guidant, Medtronic and C.R. Bard.

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

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem and Monarch inflation devices in consideration of a 5.75% ongoing royalty, not to exceed $450,000 annually. Royalties paid in each of 2000, 1999 and 1998 were $450,000.

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

REGULATION

          The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs who is responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with all applicable FDA requirements, the Company's business could be adversely affected by failure to comply with all applicable FDA and other government regulations presently existing or promulgated in the future.

          The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

          New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations of the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) regulations require FDA clearance prior to marketing. To date, the Company's products have required only compliance with the Section 510(k) regulations. The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 9001 certification for its South Jordan facility, as well ISO 9002 certification for its Galway, Ireland facility.

EMPLOYEES

          As of March 20, 2001, the Company employed 1,038 persons, including 800 in manufacturing, 101 in sales and marketing, 66 in engineering, research and development and 71 in administration.

          Many of the Company's present employees are highly skilled. The Company's failure or success will depend, in part, upon its ability to retain such employees. Management is of the opinion that an adequate supply of skilled employees is available. The Company has from time to time experienced rapid turnover among its entry level assembly workers as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees. The Company has confidentiality agreements with its key employees, including each of its executive officers. None of the Company's employees is represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 9 to the Consolidated Financial Statements incorporated by reference in this report.

Item 2.   Properties.
          -----------

          The Company is the owner of approximately 35 acres of real property situated in the City of South Jordan, Utah, which surrounds the site of its 175,000 square foot principal office and manufacturing facility where it relocated and consolidated its operations in November 1994. The Company sold to the developer ten acres of land on which the facility was constructed and entered into a 25-year lease agreement to finance the new facility. Monthly lease payments are approximately $122,000. The Company also holds an option to purchase the facility, exercisable at market value after ten years and, if not exercised, after 25 years. The new facility has been constructed to the Company's specifications and is presently estimated to be estimated to be 80% utilized.

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

          In October 1997, the Company began manufacturing operations in a facility of approximately 25,000 square feet of manufacturing space formerly occupied by the Company in Murray, Utah and shifted production of several well-established products to this facility. In 1998 Merit added an additional 25,000 square feet of manufacturing space to its Murray location. The additional manufacturing space was obtained to create room at the Company's principal manufacturing facility for production of new products. The leases are for a term of five years with monthly lease payments of approximately $27,000.

          In August 1999, the Company purchased the operating assets of Mallinckrodt's Angleton division, including approximately 19 acres of land and a 75,000 square feet building in Angleton, Texas.

          The Company believes that its facilities are generally adequate for its present level of operations and for anticipated increases in the level of operations.

Item 3.   Legal Proceedings.
          ------------------

          In the course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company's operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.
          --------------------------------------------------------------------

          The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

Item 6.   Selected Financial Data.
          ------------------------

                                                                  Year Ended December 31,
                           ------------------------------------------------------------------------------------------------------
                                    2000               1999                 1998                 1997                   1996
                           -----------------------------------    -------------------       ---------------------      ----------

Operating Data:
   Sales                        $91,447,512         $77,959,576         $68,377,357          $60,579,011              $50,455,766
   Cost of  Sales                60,823,459          47,917,815          42,433,873           37,766,116               29,319,617
   Gross Profit                  30,624,053          30,041,761          25,943,484           22,812,895               21,136,149
   Selling, General
      and  Administrative
      Expenses                   23,300,352          20,406,927          17,528,002           15,726,651               14,311,049
   Research and Develop-
      ment Expenses               3,864,171           3,618,041           3,244,477            4,446,795                2,533,171
   Severance Costs                  330,975
   Income from operations         3,128,555           6,016,793           5,171,005            2,639,449               4,291,929
   Other Expense                  2,354,710           1,255,364             880,659              863,933                  661,777
   Income Before Income
       Tax Expense                  773,845           4,761,429           4,290,346            1,775,516                3,630,152
   Income Tax Benefit
       (Expense)                     52,712          (1,454,762)         (1,687,379)            (944,981)              (1,277,431)
   Minority Interest in Income
       of Subsidiary                                     81,077             151,808               33,003                  190,113
   Net Income                       826,557           3,225,590           2,451,159              797,532                2,162,608
   Net Income Per Share         $      0.11         $      0.43         $      0.33          $      0.11              $      0.31
   Weighted Average Shares
       Outstanding (Diluted)      7,860,905           7,565,673           7,488,225            7,369,668                7,051,911

Balance Sheet Data:
   Working Capital              $32,447,007         $33,933,698         $15,779,725          $14,737,971              $12,761,211
   Total Assets                  71,446,631          72,360,469          50,664,786           45,269,678               41,718,553
   Long-Term Debt                24,011,778          27,817,308           3,388,835            3,913,686                4,822,126
Stockholders' Equity            $34,772,702         $32,690,136         $29,086,368          $25,802,149              $22,487,123


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ----------------------------------------------------------------------

OVERVIEW

            The year 2000 has been a year of growth, challenges and transition for the Company and its employees. The Company has added significantly to its product offering through acquisition, internal development and a distribution agreement. Merit has overcome some important challenges in its operations, with a new integrated business management software system as a long-term foundation, and is poised for many more improvements in capacities and efficiency than we've seen to date. The Company is positioned to reap the benefits of a larger, stable sales force with an expanded product offering.

          The year 2000 has been a time for adjustment from excess inventory and manufacturing capacity and their associated effects on margins. This past year in Europe has continued to be difficult financially, particularly with the dramatic rise of the dollar against the Euro and its negative effect on revenues and gross margins for this sector of the business. In response the entire organization has had a renewed focus on cost reduction and efficiency. While sales grew 17% in 2000 the average head count declined by approximately 100, and the inventory went down by $2.3 million while we added over $1 million in inventory for new product introductions. The Company's line of credit balance has declined from its high of $30.4 million on August 24, 2000 to approximately $18.9 million on March 21, 2001. So while the Company must report a very disappointing year in terms of margins and net income, it is also very optimistic about what was accomplished this year and how Merit is positioned for improvements in almost every area. There are still challenges to grow the top line, to get new products to market, to get Europe's direct sales operations profitable, and to balance the production capacities of the Angleton catheter facility. Management believes that gross margins net income and cash flow are all on their way up, and interest costs and tax rates are going to also be favorable.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data as a percentage of sales:

                                                     2000                 1999                  1998
                                                     ----                 ----                  ----
Sales                                               100.0%               100.0%                100.0%
Gross profit                                         33.5                 38.5                  37.9
Selling, general and administrative                  25.5                 26.2                  25.6
Research and development                              4.2                  4.6                   4.7
Income from operations                                3.4                  7.7                   7.6
Income before income tax expense                       .8                  6.1                   6.3
Net Income                                             .9                  4.1                   3.6

     Sales increased by $13,487,936 or 17.3%, in 2000 compared to an increase of $9,582,219, or 14.0%, in 1999, and an increase of $7,798,346, or 12.9%, in 1998.
Incremental sales of $7.1 million from the August 1999 Angleton catheter line acquisition was the largest contributing factor to the sales rise in 2000. Sales growth from 1998 through 2000 was also favorably affected by the introduction of new products and increased sales of existing products sold separately and packaged in custom kits, and increased penetration of the market by Merit's inflation devices. International sales in 2000 were approximately $23.0 million or 25%, compared to $18.3 million, or 24%, in 1999, and $15.2 million or 22%, in 1998. These increases were primarily a result of the addition of the Angleton product lines, ongoing growth in the direct sales in Europe, as well as greater acceptance of the Company's products in other international markets. Direct sales in France, Germany, the U.K., Belgium, the Netherlands and Canada were $8,621,681, $8,217,814, and $7,334,793 in 2000, 1999 and 1998, respectively.

     Gross profit as a percent of sales was 33.5%, 38.5%, and 37.9% in 2000, 1999, and 1998, respectively. The Company is operating in a generally declining price market. There is also a general cost-increasing manufacturing environment.

Merit has been able to battle this difficult situation with ever-increasing production volumes until 2000. Beginning in early 1999, the Company suffered through the implementation of a comprehensive new software system, which in the operations areas lead to difficulties in efficiently operating the purchasing, planning and manufacturing processes of the business. Merit also made a purposeful effort to increase its safety stock levels of inventory in preparation for higher, anticipated sales orders ahead of Y2K. The combination of these increased production demands created a build-up of capacity in labor and overhead. As the end of 1999 approached, however, the Company needed to reduce production levels to match cash-flow expectations. The reduced production volumes created higher overhead cost per unit, lower gross margins, and lower bottom-line results. Another important factor negatively effecting gross margins was the large (13.2%) drop in the Euro in relation to the dollar during 2000. This reduced revenues and gross profit of the European operation by $1,076,975 and reduced over all gross margins by 1.2%. In December 1999, the Company began the difficult process of down-sizing the labor and overhead capacities in the operation of its Utah facilities. The Company has made significant progress toward eliminating the large excess negative production variances that were caused by the slow-down in production volumes. This was accomplished by the reduction of approximately 240 people from its high point in December of 1999, or an average reduction of 100 people in 2000 compared to 1999. This was accomplished primarily by attrition. There have been many cost reductions and efficiency gains which will lead to improved margins in 2001. Margins improved in 1999 compared to 1998, principally through increased production volumes, automation and efficiencies in manufacturing, and tighter price controls on some of the Company's lower margin products. Part of the increased production volumes resulted in a significant increase in inventories in 1999.

     Selling, general and administrative expenses increased $2,893,425, or 14.2%, in 2000 over 1999 and $2,878,926, or 16.4%, in 1999 over 1998. These additional expenditures were related principally to increased costs of expanding the direct sales force and their management both in U.S. and Europe. Another important factor has been the costs of implementing and supporting the Company's new Oracle system and the development of new business opportunities such as acquisitions, product distribution agreements, national accounts and the O.E.M segment of the business. These increases in costs have grown slower than sales causing selling, general and administrative expenses as a percent of sales to decrease to 25.5% in 2000, compared to 26.2% in 1999 after increasing from 25.6% in 1998.

     Research and development expenditures for 2000 were $3,864,171, an increase of 7%, compared to $3,618,041 in 1999. Most of this increase was due to the addition of the R&D capabilities in Angleton, Texas with the Company's newly acquired catheter technologies. R&D expenses increased in 1999 by 12%, compared to $3,244,477 in 1998. Research and development costs as a percent of sales were 4.2%, 4.6% and 4.7% for 2000, 1999 and 1998, respectively.

      Significantly lower gross margins have more than offset the gains in sales as well as the efficiencies in SG&A and R&D Expenses, the net of which resulted in income from operations of $3,128,555 down 48% from 1999. The higher sales and gross margins, together with modest increases in operating expenses, positively affected income from operations in 1999 which increased to $6,016,792, up 16.4%, compared to $5,171,005 in 1998. The income tax benefit for 2000 was $52,712, an effective rate of -6.8%. This unusual tax rate was due principally to R&D tax credits which the Company was able to realize in the fourth quarter of 2000 including amended returns for the 1997, 1998 and 1999 tax years. Management expects the R&D tax credit to continue to favorably affect the Company's tax rate for at least the next two years. The income tax provision for 1999 was $1,687,379, an effective rate of 30.6%, compared to $1,454,762, or 39.3 % in
1998. The effective tax rate improved significantly in 1999 as the Ireland facility became profitable and the 10% tax rate became a benefit.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000 the Company's working capital was $32,447,007, a decrease of over 4%, representing a current ratio of 4.4 to 1. This decrease was due primarily to the reduction of $2.3 million in inventory and the repayment of long-term debt. In October 2000, the Company also negotiated an increase in its line of credit, to $35 million. The Company had $23 million outstanding under its line of credit at December 31, 2000. Merit has financed leasehold improvements and equipment acquisitions through secured notes payable and capital lease arrangements with an outstanding balance of $2,103,503 at December 31, 2000. For the year ended December 31, 2000 the Company generated cash from operations in the amount of $7,127,597 the most in the history of the Company.

      Historically, the Company has incurred significant expenses in connection with product envelopment and introduction of new products. This was particularly true in 1999 with regard to an increase in inventory, plant and equipment associated with the Company's acquisition and new product introductions. The Company's principal source of funding for these and other expenses has been the cash generated from operations, secured loans on equipment, bank lines of credit and sales of equity. The Company believes that its present sources of liquidity and capital are adequate for its current operation.

Item 7A.   Quantitative and Qualitative Disclosure About Market Rider
           ----------------------------------------------------------

     The Company principally hedges the following currencies: Belgian Francs, German marks, Dutch Gilders, and Irish Pounds. The Company enters into forward foreign exchange contracts to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant.

As of December 31, 2000, the Company had $23.0 million (1999- $ 25.9 million) of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $230,000 for every 1% change in interest rates.

Item 8.   Financial Statements and Supplementary Data.
MERIT MEDICAL SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2000 and 1999 and for Each of the Three Years in the Period Ended December 31, 2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


By: /s/ DELOITTE & TOUCHE LLP
-----------------------------
        DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 23, 2001

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                  2000               1999
                                                                    ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  412,384         $  668,711
  Trade receivables - net of allowance for uncollectible
    accounts:  2000 - $440,275; 1999 - $305,475                     13,235,858         12,550,132
  Employee and related party receivables                               440,654            502,803
  Irish Development Agency grant receivable                            177,477             93,059
  Inventories                                                       25,273,428         27,521,087
  Prepaid expenses and other assets                                    663,101            564,213
  Deferred income tax assets                                         1,183,944          1,052,745
  Income tax refund receivable                                         588,640            210,112
                                                                    ----------         ----------
          Total current assets                                      41,975,486         43,162,862
                                                                    ----------         ----------
PROPERTY AND EQUIPMENT:
  Land                                                               1,260,985          1,365,985
  Building                                                           1,500,000          1,500,000
  Automobiles                                                          131,036            133,316
  Manufacturing equipment                                           19,696,550         17,617,798
  Furniture and fixtures                                             9,576,084          8,883,297
  Leasehold improvements                                             5,420,194          5,114,964
  Construction-in-progress                                           2,120,671          1,669,725
                                                                    ----------         ----------
          Total                                                     39,705,520         36,285,085
  Less accumulated depreciation and amortization                   (17,860,490)       (14,277,666)
                                                                    ----------         ----------
          Property and equipment - net                              21,845,030         22,007,419
                                                                    ----------         ----------
OTHER ASSETS:
  Patents and trademarks - net of accumulated amortization:
    2000 - $1,382,672; 1999 - $1,179,246                             2,522,384          2,319,581
  Cost in excess of the fair value of assets acquired - net
    of accumulated amortization:  2000 - $417,398; 1999 - $138,022   5,062,458          4,819,288
  Deposits                                                              41,273             51,319
                                                                    ----------         ----------
          Total other assets                                         7,626,115          7,190,188
                                                                    ----------          ---------
TOTAL ASSETS                                                       $71,446,631        $72,360,469
                                                                   ===========         ==========

                                   (Continued)


                 See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000               1999
                                                                    ----------         ----------

CURRENT LIABILITIES:
  Current portion of long-term debt                                $ 1,091,725        $ 1,001,917
  Trade payables                                                     4,835,517          4,749,432
  Accrued expenses                                                   3,471,039          3,092,280
  Advances from employees                                               96,778            116,094
  Income taxes payable                                                  33,420            269,441
                                                                   -----------        -----------
          Total current liabilities                                  9,528,479          9,229,164

DEFERRED INCOME TAX LIABILITIES                                      2,177,833          1,722,094

LONG-TERM DEBT                                                      24,011,778         27,817,308

DEFERRED CREDITS                                                       955,839            901,767
                                                                   -----------        -----------
          Total liabilities                                         36,673,929         39,670,333
                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock - 5,000,000 shares authorized as of
   December 31, 2000 and 1999, no shares issued
  Common stock - no par value; 20,000,000 shares
    authorized; 7,788,208 and 7,591,236 shares issued
    at December 31, 2000 and 1999, respectively                     19,779,765         18,428,572
  Retained earnings                                                 15,617,075         14,790,518
  Accumulated other comprehensive loss                                (624,138)          (528,954)
                                                                   -----------        -----------
           Total stockholders' equity                               34,772,702         32,690,136
                                                                   -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $71,446,631        $72,360,469
                                                                   ===========        ===========

                                  (Concluded)

                See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                       2000               1999           1998
                                                    -----------        -----------    -----------

NET SALES                                           $91,447,512        $77,959,576    $68,377,357

COST OF SALES                                        60,823,459         47,917,815     42,433,873
                                                    -----------        -----------    -----------
GROSS PROFIT                                         30,624,053         30,041,761     25,943,484
                                                    -----------        -----------    -----------
OPERATING EXPENSES:
  Selling, general, and administrative               23,300,352         20,406,927     17,528,002
  Research and development                            3,864,171          3,618,041      3,244,477
  Severance costs                                      330,975                --             --
                                                    -----------        -----------    -----------
          Total operating expenses                   27,495,498         24,024,968     20,772,479
                                                    -----------        -----------    -----------
INCOME FROM OPERATIONS                                3,128,555          6,016,793      5,171,005
                                                    -----------        -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income                                        39,091             50,391         33,662
  Interest expense                                   (2,319,500)        (1,293,023)      (826,778)
  Miscellaneous expense                                 (74,301)           (12,732)       (87,543)
                                                    -----------        -----------    -----------
          Other expense - net                        (2,354,710)        (1,255,364)      (880,659)
                                                    -----------        -----------    -----------
INCOME  BEFORE INCOME TAXES                             773,845          4,761,429      4,290,346

INCOME TAX BENEFIT (EXPENSE)                             52,712         (1,454,762)    (1,687,379)

MINORITY INTEREST IN INCOME OF
  SUBSIDIARY                                               --              (81,077)      (151,808)
                                                    -----------        -----------    -----------
NET INCOME                                          $   826,557        $ 3,225,590    $ 2,451,159
                                                    ===========        ===========    ===========
EARNINGS  PER COMMON SHARE -
  Basic and diluted                                 $       .11        $       .43    $       .33
                                                    ===========        ===========    ===========
AVERAGE COMMON SHARES:
  Basic                                               7,729,294          7,541,562      7,420,224
                                                    ===========        ===========    ===========
  Diluted                                             7,860,905          7,565,673      7,488,225
                                                    ===========        ===========    ===========



                See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                           Other
                                                                                 Common Stock              Compre-
                                                                           --------------------------      hensive       Retained
                                                              Total           Shares       Amount           Loss         Earnings
                                                           ------------    -----------   ------------   -----------   ------------
BALANCE, JANUARY 1, 1998                                   $ 25,802,149      7,395,091   $ 17,178,971   $   (490,591)  $  9,113,769
                                                           ============    ===========   ============   ============   ============

Comprehensive income:
  Net income                                                  2,451,159                                                   2,451,159
  Other comprehensive income -
    Foreign currency translation adjustment (net of tax)        218,937                                      218,937
                                                           ------------
Comprehensive income                                          2,670,096
Tax benefit attributable to appreciation of common
  stock options exercised                                        33,398                        33,398
Issuance of common stock for cash                                81,850         13,819         81,850
Issuance of common stock under Employee
  Stock Purchase Plans                                          267,549         52,425        267,549
Options and warrants exercised                                  370,914         64,840        370,914
Shares surrendered in exchange for the
  recording of payroll tax liabilities                           (4,588)          (569)        (4,588)
Shares surrendered in exchange for the
  exercise of stock options                                    (135,000)       (16,692)      (135,000)
                                                           ------------    -----------   ------------

BALANCE, DECEMBER 31, 1998                                   29,086,368      7,508,914     17,793,094       (271,654)    11,564,928

Comprehensive income:
  Net income                                                  3,225,590                                                   3,225,590
  Other comprehensive loss -
    Foreign currency translation adjustment (net of tax)       (257,300)                                    (257,300)
                                                           ------------
Comprehensive income                                          2,968,290
Tax benefit attributable to appreciation of common
  stock options exercised                                       245,200                       245,200
Issuance of common stock for cash                                62,600         10,990         62,600
Issuance of common stock under Employee
  Stock Purchase Plans                                          312,027         66,330        312,027
Options and warrants exercised                                  114,746         22,080        114,746
Shares surrendered in exchange for the
  recording of payroll tax liabilities                           (1,583)          (264)        (1,583)
Shares surrendered in exchange for the
  exercise of stock options                                     (97,512)       (16,814)       (97,512)
                                                           ------------    -----------   ------------
BALANCE, DECEMBER 31, 1999                                   32,690,136      7,591,236     18,428,572       (528,954)    14,790,518
                                                           ============    ===========   ============   ============   ============


                                  (Continued)

                                                                                                         Accumulated
                                                                                                           Other
                                                                                 Common Stock              Compre-
                                                                           --------------------------      hensive       Retained
                                                              Total           Shares       Amount           Loss         Earnings
                                                           ------------    -----------   ------------   -----------   ------------
Comprehensive income:
  Net income                                                    826,557
  Other comprehensive loss -                                                                                                826,557
    Foreign currency translation adjustment (net of tax)        (95,184)                                     (95,184)
                                                           ------------
Comprehensive income                                            731,373
Tax benefit attributable to appreciation of common
  stock options exercised                                       172,818                       172,818
Issuance of common stock under Employee
  Stock Purchase Plans                                          350,248         64,172        350,248
Options and warrants exercised                                  933,605        146,660        933,605
Shares surrendered in exchange for the
  recording of payroll tax liabilities                           (9,109)        (1,071)        (9,109)
Shares surrendered in exchange for the
  extinguishment of related party receivable                    (45,004)        (6,546)       (45,004)
Shares surrendered in exchange for the exercise of
  stock options                                                 (51,365)        (6,243)       (51,365)
                                                           ------------    -----------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000                                 $ 34,772,702      7,788,208   $ 19,779,765   $   (624,138)  $ 15,617,075
                                                           ============    ===========   ============   ============   ============

                                  (Concluded)

                See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                      2000               1999           1998
                                                                   -----------        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   826,557        $ 3,225,590    $ 2,451,159
                                                                   -----------        -----------    -----------
  Adjustments to reconcile net income to net cash provided
  by operating
    activities:
    Depreciation and amortization                                    4,486,291          3,757,539      2,923,484
    Losses on sales and abandonment of
      property and equipment                                            49,833              8,339         46,897
    Amortization of deferred credits                                  (166,609)          (215,894)      (114,607)
    Deferred income taxes                                              389,635            450,734        435,489
    Tax benefit attributable to appreciation of
      common stock options exercised                                   172,818            245,200         33,398
    Minority interest in income of subsidiary                             --               81,077        151,808
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Trade receivables                                               (685,726)        (2,113,647)      (837,042)
      Employee and related party receivables                            17,145            (29,809)      (184,182)
      Irish Development Agency grant receivable                        (84,418)           105,386        549,443
      Income tax refund receivable                                    (378,528)          (210,112)
      Inventories                                                    2,274,934         (7,150,393)    (3,250,303)
      Prepaid expenses and other assets                                  6,112             71,911        (97,865)
      Deposits                                                          10,046             22,899        (27,606)
      Trade payables                                                    86,085          1,176,099        134,984
      Accrued expenses                                                 378,759            771,936       (358,201)
      Advances from employees                                          (19,316)            42,004         (7,155)
      Income taxes payable                                            (236,021)            74,719       (174,973)
                                                                   -----------        -----------    -----------
          Total adjustments                                          6,301,040         (2,912,012)      (776,431)
                                                                   -----------        -----------    -----------
          Net cash provided by operating activities                  7,127,597            313,578      1,674,728
                                                                   -----------        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for:
    Property and equipment                                          (4,690,107)        (4,750,608)    (4,138,219)
    Intangible assets                                                 (406,229)          (269,388)      (522,671)
    Acquisitions                                                      (607,129)       (11,322,916)
  Proceeds from the sale of property and equipment                   1,347,613                           584,688
                                                                   -----------        -----------    -----------
           Net cash used in investing activities                    (4,355,852)       (16,342,912)    (4,076,202)
                                                                   -----------        -----------    -----------

                                  (Continued)

                See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                      2000               1999           1998
                                                                   -----------        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) line of
    credit facility                                                $(2,907,596)       $(7,567,655)   $ 3,009,880
  Proceeds from:
    Issuance of common stock                                         1,223,379            390,278        580,725
    Long-term debt                                                                     25,907,596        677,802
    Deferred credits                                                   132,513             93,800
  Principal payments on:
    Long-term debt                                                  (1,316,089)        (2,403,143)    (2,172,753)
    Deferred credits                                                                                     (37,899)
                                                                   -----------        -----------    -----------
          Net cash provided by (used in)
               financing activities                                 (2,867,793)        16,420,876      2,057,755
                                                                   -----------        -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH                                      (160,279)          (574,741)       218,937
                                                                   -----------        -----------    -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                    (256,327)          (183,199)      (124,782)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                 668,711            851,910        976,692
                                                                   -----------        -----------    -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                   $   412,384        $   668,711    $   851,910
                                                                   ===========        ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
       Interest (including capitalized interest of
        approximately $128,000, $143,000, and $93,000
        during 2000, 1999, and 1998, respectively)                 $ 2,309,634        $ 1,288,301    $   995,417
                                                                   ===========        ===========    ===========
    Income taxes                                                   $   172,202          $ 684,109    $ 1,393,465
                                                                   ===========        ===========    ===========


                See Notes To Consolidated Financial Statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

o During 2000, 1999, and 1998, the Company entered into capital lease obligations and notes payable for approximately $508,000, $50,000, and $868,000, respectively, for manufacturing equipment.

o In connection with the sale in 1998 of the Company's manufacturing facility in Castlerea, Ireland, the buyer assumed debt of the Company in the amount of approximately $259,000.

o During 2000, 1999, and 1998, options to purchase 1,071, 264, and 569 shares of the Company's common stock were surrendered in exchange for the Company's recording of payroll tax liabilities in the amount of approximately $9,100, $1,600, and $4,600.

o    During 2000, 1999, and 1998,  6,243,  16,814,  and 16,692 shares of Company common stock with a value of approximately $51,000, $98,000, and $135,000, respectively, were surrendered in exchange for the exercise of stock options.

o    uring 1999, the Company  acquired  substantially  all of the assets of the
     "Angelton   Division"  of  Mallinckrodt  Inc.   (Angelton)  in  a  purchase
     transaction for $7,867,699 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


        Fair value of assets acquired (including goodwill of $ 1,949,383)       $  8,132,194
        Cash Paid                                                                  7,867,699
                                                                                ------------
        Liabilities assumed                                                     $    264,495
                                                                                ============


o Additionally, during 1999, the Company acquired the minority interest in its subsidiary, Sentir, Inc. (Sentir) in a purchase transaction for $3,455,217 in cash. The minority interest carried by the Company at the date of acquisition was $629,577. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired (including goodwill of $ 2,825,640)       $  3,574,016
        Cash Paid                                                                  3,455,217
                                                                                ------------
        Liabilities assumed                                                     $    118,799
                                                                                ============

                See Notes To Consolidated Financial Statements.  (Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Merit Medical Systems, Inc. (Merit) and its wholly-owned subsidiaries, Merit Holdings, Inc. (MHI), and Sentir collectively own 100% of Merit Medical Systems LP (MMSLP). Combined with its other wholly-owned subsidiary, Merit Medical International, Inc. (MMI), Merit, MHI, and Sentir collectively own 100% of Merit Services, Inc. (MSI) (collectively, the Company). The Company develops, manufactures, and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular disease which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States, Canada, and Western Europe (see Note 9).

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

     Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation - The consolidated financial statements include those of Merit, MMI, MHI, MSI, MMSLP and Sentir. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition - The Company recognizes revenues when the product is shipped which meets the criteria required by Staff Accounting Bulletin
     (SAB) No. 101, Revenue Recognition in Financial Statements, which was issued by the Securities and Exchange Commission in December 1999. The adoption of SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, during 2000 was not significant to the Company's financial statements.

     Inventories - Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

     Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

     Long-Lived Assets - The Company evaluates the carrying value of long-term assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. There were no impairments as of December 31, 2000 or 1999.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

         Building                                             20 years
         Automobiles                                           4 years
         Manufacturing equipment                         5 to 12 years
         Furniture and fixtures                          3 to 10 years
         Leasehold improvements                          4 to 25 years

     Intangible Assets - Costs associated with obtaining patents, issued and pending, and trademarks have been capitalized and are amortized over the patent or trademark period or charged to expense if not approved. Cost in excess of fair value of assets acquired has been allocated to goodwill, which is amortized over twelve to twenty years. Amortization of intangibles is done on a straight-line basis.

     Research and Development - Research and development costs are expensed as incurred.

     Earnings per Common Share - Net income per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. The amounts of such options and warrants are not significant and, accordingly, the Company's basic and diluted earnings per share are the same.

     Financial Instruments - The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

     Stock-Based Compensation - The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and intends to continue to do so. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

     Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash and cash equivalents and accounts receivable. The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

     Foreign Currency Translation Adjustment - The financial statements of the Company's foreign subsidiaries are generally measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders' equity.

     Comprehensive Loss - Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     Recently Issued Financial Accounting Standards - SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The Company adopted this statement beginning January 1, 2001. The effect on the Company's financial statements of adopting this statement was not significant.

2.   SEVERANCE COSTS

     During the year ended December 31, 2000, the Company terminated approximately 30 employees and correspondingly accrued a termination cost of approximately $331,000. This amount is included in operating expenses as severance costs. As of December 31, 2000, all but approximately $67,000 of the above amount had been paid to the terminated employees.

3.   ACQUISITIONS

     On July 27, 1999, the Company acquired the 28% minority interest in its subsidiary, Sentir, for a purchase price of $3,574,016 consisting of $3,455,217 in cash and the assumption of liabilities in the amount of $118,799. Of the $3,574,016 purchase price, $226,463 was paid to related parties. The acquisition has been accounted for using the purchase method of accounting; as such, 100 percent of Sentir's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Previous to the acquisition date, the minority interest's share of operations was excluded from net income in the consolidated statements of operations. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $2,825,640. Such excess has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

     On August 20, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of the Angelton Division of Mallinckrodt, Inc. (Angelton) for a purchase price of $8,132,194 consisting of $7,867,699 in cash and the assumption of liabilities in the amount of $264,495. Angelton is a manufacturer and marketer of medical catheters, introducers, guide wires, and needles. The acquisition has been accounted for using the purchase method of accounting; as such, Angelton's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,949,383. Such excess has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

     The unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998 (assuming the acquisition of Angelton had occurred as of January 1, 1998) are as follows:

                                                   1999                1998
                                              -------------       -------------
     Net sales                                $  87,606,126       $  79,368,263
     Net income                                   3,944,207           3,816,143
     Net income per share (basic and diluted)          0.52                0.51

     On May 18, 2000, the Company acquired certain assets of Electro-Catheter Corporation (Elecath) for a purchase price of $607,129 in cash. Elecath develops, manufactures and sells a broad range of cardiovascular catheters for use primarily in the Electro physiology, Cath Lab and Critical Care departments of hospitals. The cost of this acquisition exceeded the estimated fair value of the acquired assets by $533,793. Such excess has been allocated to goodwill and is being amortized on a straight-line basis over 12 years.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

4.   INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999:

                                                    2000               1999
                                               -------------      --------------
     Finished goods                            $  15,255,622      $  16,816,578
     Work in-progress                              3,678,807          3,270,163
     Raw materials                                 8,325,314          8,554,635
     Less reserve for obsolete inventory          (1,986,315)        (1,120,289)
                                               -------------      --------------
     Total                                     $  25,273,428      $  27,521,087

5.   INCOME TAXES

     Deferred income tax assets and liabilities at December 31, 2000 and 1999 consist of the following temporary differences and carryforward items:

                                                       Current                              Long-Term
                                           --------------------------------     -------------------------------
                                                 2000            1999                 2000            1999
                                           ---------------- ---------------     ----------------  -------------
Deferred income tax assets:
  Allowance for uncollectible
    accounts receivable                    $         17,788 $      123,026
  Accrued compensation expense                      198,338         200,799     $          9,612
  Tax credits                                                                            282,630  $     126,563
  Inventory capitalization for
    tax purposes                                    137,513         338,753
  Inventory obsolescence reserve                    576,319         241,150
  Net operating losses of subsidiaries               95,704          90,254              231,989        298,323
  Other                                             192,113          65,078              407,810        367,025
                                           ---------------- ---------------     ----------------  -------------
Total deferred income tax assets                  1,217,775       1,059,060              932,041        791,911

Deferred income tax liabilities:
  Tax credits                                                        (6,315)
  Differences between tax basis
    and financial reporting basis
    of property and equipment                                                         (3,098,747)    (2,514,005)
  Other                                             (33,831)                            (11,127)
                                           ---------------- ---------------     ----------------  -------------
Net                                        $      1,183,944 $     1,052,745     $     (2,177,833) $  (1,722,094)
                                           ================ ===============     ================  =============

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     Income tax expense for the years ended December 31, 2000, 1999, and 1998 differs from amounts computed by applying the statutory Federal rate to pretax income as follows (foreign taxes are not considered significant):

                                                                 2000                 1999              1998
                                                            ---------------     ----------------  -------------
Computed Federal income tax expense at
  statutory rate of 35%                                     $       270,846     $      1,666,500  $   1,501,621
State income taxes                                                   25,153              124,352        186,948
Creation of tax credits                                            (444,551)            (140,369)      (133,529)
Tax benefit of foreign sales corporation                            (53,139)            (109,579)       (96,808)
(Gains) losses of subsidiaries recorded
  at foreign rates                                                  (13,746)            (115,803)       183,622
Other - including the effect of graduated rates                     162,725               29,661         45,525
                                                            ---------------     ----------------  -------------
Total income tax (benefit) expense                          $       (52,712)    $      1,454,762  $   1,687,379
                                                            ===============     ================  =============
Consisting of:
  Current                                                         $(442,347)    $      1,004,028  $   1,251,890
  Deferred                                                          389,635              450,734        435,489
                                                            ---------------     ----------------  -------------
Total                                                       $      (52,712)     $      1,454,762  $   1,687,379

6.   REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

     Revolving Credit Facility - In August 1999, the Company entered into a $28 million long-term revolving credit facility (the Facility) with a bank, which enables the Company to borrow funds at variable interest rates. In March 2000, the Company amended the Facility by increasing the amount of borrowings available to $35 million. The Facility is fully due and payable on June 30, 2006. The weighted average interest rates applied to the outstanding balances at December 31, 2000 and 1999 were 8.20% and 7.55%, respectively. Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2000 and 1999, management of the Company believes the Company was in compliance with all debt covenants. As of December 31, 2000 and 1999, the Company owed approximately $23,000,000 and $26,000,000 under the Facility, respectively. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     Long-term Debt - Long-term debt consists of the following at December 31, 2000 and 1999:

                                                                                      2000              1999
                                                                                ----------------  -------------
     Notes payable to financial institutions; payable in monthly installments through 2004, including interest at rates ranging
        from 6.26% to 8.89%; collateralized by equipment                        $      1,963,368  $   2,634,977

     Capital lease obligations (see Note 7)                                              140,135        276,652

     Revolving credit facility (see above)                                            23,000,000     25,907,596
                                                                                ----------------  -------------
     Total                                                                            25,103,503     28,819,225
     Less current portion                                                              1,091,725      1,001,917
                                                                                ----------------  -------------
     Long-term portion                                                           $    24,011,778  $  27,817,308
                                                                                ================  =============

     Scheduled maturities of long-term debt at December 31, 2000 are as follows:

        Year ending December 31:
      2001                                                         $   1,091,725
      2002                                                               508,664
      2003                                                               361,231
      2004                                                                61,227
      2005                                                                65,764
      Thereafter                                                      23,014,892
                                                                   -------------
     Total                                                         $  25,103,503

7.   COMMITMENTS AND CONTINGENCIES

     Leases - The Company has noncancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. The Company subleased these facilities during 1997 for approximately $97,000. Total rental expense on these operating leases and on the Company's new manufacturing and office building (see below) for the years ended December 31, 2000, 1999, and 1998 approximated $2,539,000, $3,094,000, and $3,293,000, respectively.

     In June 1993, the Company entered into a 25 year lease agreement with a developer for a new manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after 10 years and, if not exercised, after 25 years. In connection with this lease agreement, the Company in 1993 sold to the developer 10 acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 155,461 shares of the Company's common stock at $4.95 per share subject to carrying cost increases of 3% per year ($5.74 as of December 31, 2000). The warrants expire in 2005.

     On December 22, 2000, the Company sold certain of its manufacturing equipment with a net carrying value of approximately $1,210,000 to a financial institution. The Company then entered into a six-year operating lease agreement for the same equipment. The approximate $70,000 gain on sale has been recorded as a deferred credit and is being amortized as a reduction of rental expense over six years.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     The Company leases certain manufacturing and office equipment under long-term capital lease agreements, some of which require the lease payments over a period shorter than the lease term. Capital leases are collateralized by equipment with a recorded cost approximating $848,500 with accumulated amortization of approximately $210,000 and $157,000 as of December 31, 2000 and 1999, respectively.

     The future minimum lease payments, together with the present value of the net minimum capital lease payments as of December 31, 2000, are as follows:

                                                                                    Operating        Capital
                                                                                     Leases           Leases

Year ending December 31:
   2001                                                                         $      2,497,179  $     146,213
   2002                                                                                2,227,406
   2003                                                                                2,060,857
   2004                                                                                2,045,507
   2005                                                                                1,985,963
   Thereafter                                                                         22,188,192
                                                                                ----------------  -------------
Total minimum lease payments                                                    $     33,005,104        146,213
Less amount representing interest and executory costs                           ================         (6,078)
Present value of net minimum lease payments (see Note 6)                                          -------------
                                                                                                        140,135
                                                                                                  =============


     Irish Government Development Agency Grants - Through December 31, 2000, the Company has entered into several grant agreements with the Irish Government Development Agency of which approximately $177,000 and $93,000 remained in receivables at December 31, 2000 and 1999, respectively. The grant agreements reimburse the Company for a portion of the cost of property and equipment purchased in Ireland, specific research and development projects in Ireland, and costs of hiring and training employees located in Ireland. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2000, 1999, and 1998 in the amounts of approximately $67,000, $154,000, and $164,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are recorded as deferred credits and are amortized to income over lives corresponding to the depreciable lives of such property. During 2000, 1999, and 1998, approximately $149,000, $142,000, and $98,000, respectively, of the deferred credit was amortized as a reduction of operating expenses.

     Preferred Share Purchase Rights - In August 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock which entitles the holder of a Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40 in the event a person or group acquires, or announces an intention to acquire, 15% or more of the Company's common stock. Until such an event, the Rights are not exercisable and are transferable with the common stock and may be redeemed at a price of $.0001 per Right.

     Litigation - In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company's operations.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

8.   EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

     The Company offers to its employees an Employee Stock Purchase Plan which allows the employee on a quarterly basis to purchase shares of the Company's common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The total number of shares available to employees to purchase under this plan is 500,000 of which 236,921 have been purchased as of December 31, 2000.

     The Company has a long-term incentive plan which provides for the issuance of incentive stock options, nonstatutory stock options, and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 2,400,000. Options may be granted to directors, officers, outside consultants, and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee in its sole discretion shall determine. In no event, however, shall the exercise price be less than the fair market value on the date of grant.

     Changes in stock options and warrants for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                         Options                           Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                       Weighted
                                                                 Average or                     Average or
                                                                  Range of                       Range of
                                                                  Exercise                       Exercise
                                                  Shares           Price             Shares       Price
2000:
  Granted                                             485,600      $4.50
  Exercised                                           146,660       6.37
  Forfeited/expired                                   124,440       6.94
  Outstanding at December 31                        1,727,940       6.14              155,461     $5.74
  Exercisable                                         820,200       6.97              155,461      5.74

Weighted average fair value of
  options granted during year                                      $2.00

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $0.96

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                         Options                           Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                       Weighted
                                                                 Average or                     Average or
                                                                  Range of                       Range of
                                                                  Exercise                       Exercise
                                                  Shares           Price             Shares       Price
1999:
  Granted                                             448,900      $5.84
  Exercised                                            22,080       4.96
  Forfeited/expired                                    61,150       5.70
  Outstanding at December 31                        1,513,440       7.02              155,461     $5.57
  Exercisable                                         740,480       7.20              155,461      5.57

Weighted average fair value of
  options granted during year                                      $2.98

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $0.83

                                                            Options                      Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                       Weighted
                                                                 Average or                     Average or
                                                                  Range of                       Range of
                                                                  Exercise                       Exercise
                                                  Shares           Price             Shares       Price
1998:
  Granted                                             203,500      $6.41
  Exercised                                            64,840       5.80
  Forfeited/expired                                    47,990       6.41
  Outstanding at December 31                        1,147,770       6.76              155,461     $5.41
  Exercisable                                         486,230       7.45              155,461      5.41

Weighted average fair value of
  options granted during year                                      $3.14

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $0.90

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                                                                                    Options and Warrants
                   Options and Warrants Outstanding                                     Exercisable
------------------------------------------------------------------------        ----------------------------
                                            Weighted
                                             Average
                                            Remaining     Weighted                               Weighted
     Range of                              Contractual    Average                                Average
     Exercise               Number            Life        Exercise                  Number       Exercise
      Prices              Outstanding       (in years)     Price                 Exercisable      Price

Options:
    $4.50-$7.25             1,276,540          3.24         $ 5.47                  457,200       $ 6.01
    7.50-10.625               451,400          1.30           8.05                  363,000         8.17

Warrants:
        $  5.74               155,461          4.00           5.74                  155,461         5.74


     The Company accounts for stock options granted using APB 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and net income per common and common equivalent share would have changed to the pro forma amounts indicated below:

                                                                     2000             1999          1998
Net income:
  As reported                                                      $ 826,557       $ 3,225,590   $ 2,451,159
  Pro forma                                                          140,145         2,480,928     1,840,182

Net income per common (both basic and diluted) share:
  As reported                                                          $0.11       $      0.43   $      0.33
  Pro forma                                                             0.02              0.33          0.25


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: dividend yield of 0%; expected volatility of 61.04%, 56.0%, and 55.2% for 2000, 1999, and 1998,
     respectively; risk-free interest rates ranging from 4.58% to 7.36%; and expected lives ranging from 2.33 to 4.5 years.

9.   SEGMENT REPORTING AND FOREIGN OPERATIONS

     During the years ended December 31, 2000, 1999, and 1998, the Company had foreign sales of approximately $22,968,000, $18,336,000, and $15,198,000 or approximately 25%, 24%, and 22%, respectively, of total sales, primarily in Japan, Germany, France, and the United Kingdom.

     The Company operates primarily in one segment in which it develops, manufactures, and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a leased manufacturing and distribution facility in Ireland and sales subsidiaries in Europe. The following is a summary of the Company's foreign operations by geographic area for fiscal years 2000, 1999, and 1998:

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------



                                                        Transfers
                                         Sales to        Between                          Net
                                        Unaffiliated    Geographic                       Income       Identifiable
                                          Customers       Areas           Revenue        (Loss)          Assets
Fiscal year ended December 31, 2000:
  United States, Canada, and
  international distributors            $ 80,380,485   $  1,060,749    $ 81,441,234    $ 2,301,524    $ 61,897,460
  Europe direct and European
    distributors                          11,067,027      4,906,800      15,973,827     (1,608,513)      9,549,171
  Eliminations                                           (5,967,549)     (5,967,549)       133,546
                                        ------------   ------------    ------------    -----------    ------------
Consolidated                            $ 91,447,512           None    $ 91,447,512    $   826,557    $ 71,446,631
                                        ============   ============    ============    ===========    ============

Fiscal year ended December 31, 1999:
  United States, Canada, and
    international distributors          $ 69,595,418   $  1,288,485    $ 70,883,903    $ 3,761,605    $ 62,666,167
  Europe direct and European
    distributors                           8,364,158      4,281,400      12,645,558       (319,784)      9,694,302
  Eliminations                                           (5,569,885)     (5,569,885)      (216,231)
                                        ------------   ------------    ------------    -----------    ------------
Consolidated                            $ 77,959,576           None    $ 77,959,576    $ 3,225,590    $ 72,360,469
                                        ============   ============    ============    ===========    ============

Fiscal year ended December 31, 1998:
  United States, Canada, and
    international distributors          $ 60,407,019   $  1,386,073    $ 61,793,092    $ 3,373,280    $ 41,547,669
  Europe direct and European
    distributors                           7,970,338      2,546,099      10,516,437       (593,677)      9,117,117
  Eliminations                                           (3,932,172)     (3,932,172)      (328,444)
                                        ------------   ------------    ------------    -----------    ------------
Consolidated                            $ 68,377,357           None    $ 68,377,357    $ 2,451,159    $ 50,664,786
                                        ============   ============    ============    ===========    ============

     Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Net income by geographic areas reflects foreign earnings reported by the foreign entities. Identifiable assets are those assets that can be directly associated with a particular foreign entity and thus do not include assets used for general corporate purposes.

10.  RELATED PARTY TRANSACTIONS

     Receivables from employees and related parties at December 31, 2000 and 1999 totaled approximately $441,000 and $503,000, respectively, (including approximately $208,000 and $267,000, respectively, from officers of the Company). During 2000, approximately 45,000 shares of Company stock were surrendered in exchange for the extinguishment of a related party receivable.

11.  ROYALTY AGREEMENT

     On April 8, 1992, the Company settled litigation involving, among other things, allegations that certain of the Company's inflation device products infringed patents issued to another medical product manufacturing company (the Licensor).

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

     Pursuant to the settlement, the Company entered into a license agreement with the Licensor, whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. The royalty was paid upon execution of the agreement and represented a prepaid royalty covering the first seven years of the agreement, which concluded during the year ended December 31, 1999. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty beginning January 1, 1992 of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2000, 1999, and 1998.

     The Licensor has released the Company from all damages, claims, or rights of action which the Licensor may have had related to the alleged infringement of the patents issued to the Licensor. The Company has also agreed to not proceed against the Licensor for the alleged misappropriation by the Licensor of the Company's confidential and proprietary information.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a contributory  401(k) savings and profit sharing plan (the
     Plan) covering all full-time employees who are at least 21 years of age and have a minimum of six months of service to the Company. The Company may contribute at its discretion matching contributions based on the employees' compensation. Contributions made by the Company to the Plan for the years ended December 31, 2000, 1999, and 1998 totaled approximately $258,000, $88,000, and $18,000, respectively.

     The Plan purchased unissued shares of the Company's common stock at market value during each of the three years ended December 31, 2000 as follows:

                                                                   Market
                                                     Shares         Value
Years ended December 31:
  2000                                                 None          None
  1999                                               10,990       $62,600
  1998                                               13,819        81,850

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly data (unaudited) for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                         Quarter Ended
                                         -----------------------------------------------------------------------
2000                                             March 31         June 30        September 30       December 31

Net sales                                     $ 22,080,435     $ 23,552,859      $ 23,330,203      $ 22,484,015
Gross profit                                     7,634,050        7,616,239         7,958,848         7,414,916
Income from operations                             289,575          647,698         1,224,604           966,678
Income tax expense (benefit)                       (68,347)          19,254           169,026          (172,645)
Net income (loss)                                 (159,482)          44,927           394,397           546,715
Basic and diluted net income
  (loss) per share                                   (0.02)            0.01              0.05              0.07

1999

Net sales                                     $ 17,701,723     $ 18,979,739      $ 19,920,419        21,357,695
Gross profit                                     6,692,102        7,349,765         7,763,440         8,236,454
Income from operations                           1,070,736        1,477,316         1,705,782         1,762,959
Income tax expense                                 255,731          446,516           463,321           289,194
Net income                                         565,123          752,684           928,768           979,015
Basic and diluted net income
  per share                                           0.08             0.10              0.12              0.13

1998

Net sales                                     $ 16,466,015     $ 17,974,170      $ 16,703,033        17,234,139
Gross profit                                     6,163,161        6,812,741         6,432,783         6,534,799
Income from operations                           1,108,003        1,382,228         1,543,092         1,137,682
Income tax expense                                 459,115          548,306           542,743           137,215
Net income                                         427,655          586,558           722,836           714,110
Basic and diluted net income
  per share                                           0.06             0.08              0.10              0.09




                                                                ******

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
          ----------------------------------------------------------------------

          None.

                                    PART III

Items 10, 11, 12 and 13.

          These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 23, 2001. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

          (a)     Documents filed as part of this report:

                (1)Financial Statements. The following financial statements are incorporated by reference as provided in -------------------- Item 8 of this report:

        --       Independent Auditors' Report

        --        Consolidated Balance Sheets as of December 31, 2000 and 1999

        --        Consolidated  Statements  of  Operations  for the Years Ended
                 December 31, 2000, 1999 and 1998

        --        Consolidated Statements of Stockholders' Equity for the Years
                 Ended December 31, 2000, 1999 and 1998


        --        Consolidated  Statements  of Cash  Flows for the Years  Ended
                   December 31, 2000, 1999 and 1998

        --        Notes to Consolidated Financial Statements

                (2)  Financial Statement Schedule
                     ----------------------------

        --        Schedule II - Valuation and qualifying account

                           all other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

          (b)     Reports on Form 8-K:

                  None.

          (c)     Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                             Description                                         Exhibit No.
                 ------------------------------------------------------------------    ------------------------------
         3.1     Articles of Incorporation of the Company, as amended and restated*    [Form 10-Q filed August 14,
                                                                                       1996, Exhibit No. 1]
         3.2     Bylaws of the Company*                                                [Form S-18 filed October 19,
                                                                                       1989, Exhibit No. 2]
         4       Specimen Certificate of the Company's Common Stock, no par            [Form S-18 filed October 19,
                 value*                                                                1989, Exhibit No. 10]
        10.1     Merit Medical Systems, Inc. Long Term Incentive Plan (as amended      [Form 10-Q filed August 14,
                 and restated) dated March 25, 1996*                                   1996, Exhibit No. 2]
        10.2     Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended    [Form S-1 filed February 14,
                 effective January 1, 1991*                                            1992, Exhibit No. 8]
        10.3     License Agreement, dated April 8, 1992 between the Company and        [Form S-1 filed February 14,
                 Utah Medical Products, Inc.*                                          1992, Exhibit No. 5]
        10.4     Lease Agreement dated as of June 8, 1993 for office and               [Form 10-K for year ended
                 manufacturing facility*                                               December 31, 1994, Exhibit
                                                                                       No. 10.5]
        10.5     Loan Agreement with Zions First National Bank dated October 10,       [Form 10-K for year ended
                 1995*                                                                 December 31, 1995, Exhibit
                                                                                       No. 10.5
        10.6     Amendment to Loan Agreement with Zions First National Bank            [Form 10-K for year ended
                 dated October 10, 1997                                                December 31, 1997, Exhibit
                                                                                       No. 10.5]
                                                                                       [Form 10-K for year ended
        10.7     Amendment to Loan Agreement with Zions First National Bank            December 31, 1998, Exhibit
                 dated August 11, 1999                                                 No.10.7]
                                                                                       [Form 10-K for year ended
                                                                                       December 31, 1999, Exhibit
        10.8     Amendment to Loan Agreement with Zions First National Bank            No.10.8]
                 dated
        10.9     Agreement of sale by and between Merit Medical Systems, Inc. and      [Form 8-K dated August 20,
                 Mallinckrodt Inc. dated August 20, 1999                               1999, Exhibit No. 10.1]
       10.10     Amendment to Loan Agreement with Zions First National Bank            Filed herewith
                 3/11/2000
       10.11     Merit Medical Systems, Inc. Highly Compansated Deferred               Filed herewith
                 Compenstaion Plan.
       13.1      Annual Report to  Shareholders  for the year ended December 31,
                 2000.  Certain  portions of this  exhibit are  incorporated  by
                 reference  into  this  Report  on  Form  10-K;   except  as  so
                 incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this Report on Form 10-K.
        23.1     Consent of Independent Auditors                                       Filed herewith

-------------------------------
* These exhibits are incorporated herein by reference.

     (d) Financial Statement Schedules: There are no financial statement schedules required to be filed with this report.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                           MERIT MEDICAL SYSTEMS, INC.

                                       By:   FRED P. LAMPROPOULOS, PRESIDENT
                                          ----------------------------------
                                             Fred P. Lampropoulos, President
                                             and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29,2001.

          Signature                       Capacity in Which Signed
          ---------                       ------------------------

/s/: FRED P. LAMPROPOULOS      President, Chief Executive Officer and Director
---------------------------
     Fred P. Lampropoulos

/s/:KENT W. STANGER            Chief Financial Officer, Secretary, Treasurer and
----------------------------   Director (Principal financial and accounting
    Kent W. Stanger            officer)



/s/:RICHARD W. EDELMAN         Director
---------------------------
    Richard W. Edelman

/s/:REX C. BEAN
---------------------------
    Rex C. Bean                Director



/s/:JAMES J. ELLIS
---------------------------
    James J. Ellis             Director



/s/:MICHAEL E. STILLABOWER
---------------------------
    Michael E. Stillabower     Director