Form 10-Q
period 2001-03-31
MERIT MEDICAL SYSTEMS INC
filed 2001-05-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

Yes  x    No
   -----    ----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



 Common Stock                                       7,883,055
 ------------                                       ---------
TITLE OR CLASS                           Number of Shares Outstanding at
                                                  May 14, 2001


                                            MERIT MEDICAL SYSTEMS, INC.

                                                INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                                          PAGE
                                                                                           ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000..........................................................1

            Consolidated Statements of Operations for the three months ended March 31, 2001and 2000...................................................3

            Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000..................................................4

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

  Item 3.   Qualitative and Quantitative Disclosures About Market Risk.....................9


PART II.    OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K..............................................9


SIGNATURES................................................................................10

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                              March 31,      December 31,
ASSETS                                                           2001            2000
                                                             ------------    ------------
                                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                    $    469,092    $    412,384
Trade receivables - net                                        14,372,128      13,235,858
Employee and related
  party receivables                                               406,603         440,654
Irish Development Agency grant receivable                          46,617         177,477
Inventories                                                    23,123,591      25,273,428
Prepaid expenses and other assets                                 900,658         663,101
Deferred income tax assets                                      1,183,944       1,183,944
Income tax refund receivable                                      238,958         588,640
                                                             ------------    ------------
Total current assets                                           40,741,591      41,975,486
                                                             ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                                            1,260,985       1,260,985
Building                                                        1,500,000       1,500,000
Manufacturing equipment                                        21,141,914      19,696,550
Automobiles                                                        91,496         131,036
Furniture and fixtures                                          9,632,975       9,576,084
Leasehold improvements                                          5,456,297       5,420,194
Construction-in-progress                                        1,564,479       2,120,671
                                                             ------------    ------------
Total                                                          40,648,146      39,705,520
Less accumulated depreciation
  and amortization                                            (18,788,557)    (17,860,490)
                                                             ------------    ------------
Property and equipment - net                                   21,859,589      21,845,030
                                                             ------------    ------------

OTHER ASSETS:
Patents & trademarks - net                                      2,584,214       2,522,384
Deposits                                                           38,859          41,273
Cost in excess of the fair value of assets of acquired-net      4,987,993       5,062,458
                                                             ------------    ------------
Total other assets                                              7,611,066       7,626,115
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 70,212,246    $ 71,446,631
                                                             ============    ============


(Continued)
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                          March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2001             2000
                                                                       -------------    -------------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt                                          $ 872,428     $  1,091,725
Trade payables                                                             4,557,909        4,835,517
Accrued expenses                                                           5,113,941        3,471,039
Advances from employees                                                      138,206           96,778
Income taxes payable                                                         318,872           33,420
                                                                       -------------    -------------
Total current liabilities                                                 11,001,356        9,528,479

DEFERRED INCOME TAX LIABILITIES                                            2,210,088        2,177,833

LONG-TERM DEBT                                                            20,061,415       24,011,778

DEFERRED CREDITS                                                             914,012          955,839
                                                                       -------------    -------------

Total Liabilities                                                         34,186,871       36,673,929
                                                                       -------------    -------------


STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000  shares  authorized as of
   March 31, 2001 and December 31, 2000, respectively,
   no shares issued
Common  stock-  no  par  value;  20,000,000  shares  authorized;
   7,801,988  and 7,788,208 shares issued at March 31, 2001
   and December 31, 2000,  respectively                                   19,888,904       19,779,765
Accumulated other comprehensive loss                                        (667,029)        (624,138)
Retained earnings                                                         16,803,500       15,617,075
                                                                       -------------    -------------
Total stockholders' equity                                                36,025,375       34,772,702
                                                                       -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 70,212,246     $ 71,446,631
                                                                        ============     ============

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000         (Unaudited)
--------------------------------------------------------------------------------

                                         March 31,      March 31,
                                           2001           2000
                                      ------------   ------------
NET SALES                             $ 26,788,373   $ 22,080,435

COST OF SALES                           17,568,999     14,446,385
                                      ------------   ------------

GROSS PROFIT                             9,219,374      7,634,050
                                      ------------   ------------

OPERATING EXPENSES:
Selling, general and administrative      6,006,073      6,338,539
Research and development                 1,130,072      1,005,936
                                      ------------   ------------
TOTAL OPERATING EXPENSES                 7,136,145      7,344,475
                                      ------------   ------------

INCOME FROM OPERATIONS                   2,083,229        289,575

OTHER EXPENSE - NET                        436,067        517,404
                                      ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES        1,647,162       (227,829)

INCOME TAX EXPENSE (BENEFIT)               460,737        (68,347)

NET INCOME (LOSS)                     $  1,186,425   $   (159,482)
                                      ============   ============

EARNINGS (LOSS) PER COMMON SHARE -
    Basic and diluted                 $        .15   $       (.02)
                                      ============   ============

AVERAGE COMMON SHARES -
Basic                                    7,795,253      7,622,918
                                      ============   ============

Diluted                                  7,894,084      7,893,646
                                      ============   ============


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                         March 31,      March 31,
                                                           2001           2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ 1,186,425    $  (159,482)
                                                       -----------    -----------
Adjustments to reconcile net income to net
cash provided by (used in) in operating activities:
Depreciation and amortization                            1,112,130      1,081,220
Bad debt expense                                            59,417        390,780
Gain on sales and abandonment of
  property and equipment                                    (1,679)
Amortization of deferred credits                           (34,710)       (32,832)
Deferred income taxes                                       32,255         29,435
Changes in operating assets and liabilities:
         Trade receivables                              (1,195,687)    (1,035,235)
         Employee and related party receivables             34,051        (34,375)
         Irish Development Agency grant receivable         123,743          8,751
         Inventories                                     2,149,837       (880,489)
         Prepaid expenses and other assets                (237,557)      (292,230)
         Deposits                                            2,414        (59,970)
         Trade payables                                   (277,608)      (762,655)
         Accrued expenses                                1,642,902      1,086,493
         Advances from employees                            41,428         21,843
         Income taxes payable                              635,134       (276,511)
                                                       -----------    -----------

Total adjustments                                        4,087,749       (757,454)
                                                       -----------    -----------

Net cash provided by ( used in) operating activities     5,274,174       (916,936)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                  (743,856)    (1,152,049)
  Intangible assets                                        (99,029)      (127,701)
Proceeds from sale of property and equipment                   985
                                                       -----------    -----------

Net cash used in investing activities                     (842,885)    (1,278,765)
                                                       -----------    -----------


Continued on page 5
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000    (Unaudited)
--------------------------------------------------------------------------------

                                                          March 31,      March 31,
                                                            2001           2000
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit                                          1,700,576
Proceeds from issuance of  common stock                     109,139        950,608
Principal payments on:
  Long-term debt                                         (4,440,829)      (336,646)
                                                        -----------    -----------
Net cash provided by (used in) financing activities      (4,331,690)     2,314,538
                                                        -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                            (42,891)       (36,178)
                                                        -----------    -----------

NET INCREASE IN CASH                                         56,708         82,659

CASH AT BEGINNING OF PERIOD                                 412,384        668,711
                                                        -----------    -----------

CASH AT END OF PERIOD                                   $   469,092    $   751,370
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
  Interest (including capitalized interest of $16,771
     and $27,037, respectively)                         $    70,792    $   110,186
                                                        ===========    ===========
  Income taxes                                          $   118,360    $   202,327
                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month periods ended March 31, 2001 and 2000, the Company entered into notes payable totaling $271,169 and $509,963 respectively, for manufacturing equipment and furniture and fixtures.


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------


1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year period.


2. Inventories. Inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                                 March 31,      December 31,
                                                   2001             2000
                                               ------------     ------------
         Raw materials                         $  8,527,737     $  8,325,314
         Work-in-process                          3,792,119        3,678,807
         Finished goods                          12,845,048       15,255,622
         Less reserve for obsolete inventory     (2,041,313)      (1,986,315)
                                               ------------     ------------
         Total                                 $ 23,123,591     $ 25,273,428
                                               ============     ============


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 2001 and 2000. The effective tax rate for the three months ended March 31, 2001 and 2000 is below the 35% federal statutory tax rate, as the result of increased researched tax credits now available and the Company's profitable operations in Ireland which are taxed at a tax rate that is lower than the Company's U.S. overall effective rate.

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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 2001 and December 31, 2000, the cumulative effect of such transactions reduced stockholders' equity by approximately $667,029 and $624,138, respectively. Comprehensive income for the three months ended March 31, 2001 and 2000 is computed as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     2001            2000
                                                -----------       -----------

          Net Income (loss)                     $ 1,186,425       $ (159,482)
          Foreign currency translation             ( 42,891)         (36,178)
                                                -----------      ------------
          Comprehensive income (loss)           $ 1,143,534       $ (195,660)
                                                ===========      ============

MERIT MEDICAL SYSTEMS, INC

--------------------------------------------------------------------------------


5. Recently Issued Financial Accounting Standards - Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The Company adopted this statement beginning January 1, 2001. The effect on the Company's financial statements of adopting this statement was not significant.


ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

Merit Medical Systems enjoyed its best quarter in history, experiencing record revenues and earnings. The Company's sales increased across almost all of its product lines and distribution areas, particularly in kits to packers and OEM sales. The increased sales seem to come from a broad-based increase in customer ordering patterns. The Company believes that this level of increase may be temporary.

Management is happy to report that the new, comprehensive software system has moved from being a major challenge to an asset. With this Oracle software as a valuable tool and with the plan that management put in motion starting in the first quarter of 2000, we have made major progress in the efficiency and profitability of our Salt Lake operations. The result has been a tremendous improvement from a situation of large, unapplied overheads in the first quarter of 2000, to significant positive overhead variances for this quarter. If sales volumes continue to grow, and with inventories at much more manageable levels, these positive variances bode well for improved margins in the future.

The Company is seeing real opportunities to leverage the sales, general and administration and research and development strengths of the Company. Merit is also significantly reducing its inventory, debt balances, interest costs, as well as effective tax rates all of which are contributing to a much improved bottom line.

With the decline in inventories and its associated increase in inventory turns, and with a significant drop in long term debt, the Company has more capital available to invest in growth. Whether it be through new internal product development, acquisitions or distribution agreements, management has seen an increase in interesting, viable technology and/or product acquisition opportunities.

Operations. The Company's sales increased to record levels for the three months ended March 31, 2001 compared to the same period in 2000. The Company also experienced record earnings of $1.2 million for the three months ended March 31, 2001, compared to a net loss of $159,482 for the same period of 2000. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2001 and 2000:

                                               Three Months Ended
                                                     March 31,
                                              2001              2000
                                            --------          --------
Sales                                          100.0 %          100.0%
Gross Profit                                    34.4             34.6
Selling, general and administrative             22.4             28.7
Research and development                         4.2              4.6
Income From Operations                           7.8              1.3
Other Expense                                    1.6              2.3
Net Income (Loss)                                4.4              (.7)

MERIT MEDICAL SYSTEMS, INC


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

Sales. Sales for the first quarter of 2001 increased by 21.4%, or $4,707,938, compared to the same period for 2000. This increase is due to sales volume increases across most of the companies product families. The Company experienced increased sales of many of its custom kits (up 32%). To a lesser degree, this increase was attributable to growth in sales of inflation devices (up 16%), stand alone products (up 22%) and catheters up (11%).

Gross Profit. Gross profit as a percentage of sales decreased slightly in the first quarter of 2001 to 34.4% as compared to 34.6% in the first quarter of 2000. The Company's margins are improving after the past three quarters of working through the overhead and efficiency deficits in the Salt Lake core operations unit. Continued improvements are still possible at the Angleton plant which continues to have excess inventory, overhead and capacity that negatively effect margins, but the negative variances are beginning to shrink.

Operating Expenses. Operating expenses decreased significantly as a percentage of sales to 26.6% of sales in the first quarter of 2001 compared to 33.3% in the first quarter of 2000. Selling, general and administrative costs as a percentage of sales decreased to 22.4%, in 2001, compared to 28.7% for the first quarter of 2000. The decrease as a percentage of sales in the current period was due primarily to a 5.2% decline in expense while sales increased significantly. Part of the comparative decline was due to the recognition in the first quarter of 2000 of an unusual bad debt as a result of one of the Company's larger customers going insolvent. Research and development expenses rose by $124,136 and were 4.2% of sales in the first quarter of 2001 compared to 4.6% of sales for the first quarter of 2000. This increase in expense was due primarily to the increased research & development resources associated with the new diagnostic wire project in Ireland.

Income. During the quarter ended March 31, 2001, the Company reported income from operations of $2,083,229, and increase of 619% from income from operations of $289,525 for the comparable period in 2000. The increase in operating income for the most recent quarter was attributable primarily to increased sales while selling, general & administrative expenses declined. Lower debt balances and interest rates are helping decrease interest expense. This combined for a net income of $1,186,425 for the quarter ended March 31, 2001 compared to a net loss of $159,482 for the same quarter of 2000.

Liquidity and Capital Resources. At March 31, 2001, the Company's working capital was $29,740,235, which represented a current ratio of 3.7 to 1. In March 2001, in an effort to reduce bank fees, the Company decreased an available secured bank line of credit to $22 million. At March 31, 2000, the outstanding balance under the line of credit was $19,000,000. As of May 11, 2001 the line of credit balance has been reduced to $16,846,760, or a reduction of over $13.5 million in less than nine months. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Forward-Looking Statements. This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward- Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product completion, availability of

MERIT MEDICAL SYSTEMS, INC

labor and materials, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuation, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by these cautionary statements.



ITEM 3:

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company principally hedges the following EURO currencies: Belgian Francs, French Francs, German Marks, Dutch Gilders, and Irish Pounds. The Company enters into forward foreign exchange contracts to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant. The Company does not invest in hedges for speculative proposes.






                           PART II - OTHER INFORMATION




ITEM 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibits       Exhibit No.       Description
                              -----------       -----------

                                 1 Amendment to Loan Agreement with Zions First National Bank dated March 14, 2001

         (b) Reports on Form 8-K - The Company filed a report on Form 8-K dated April 19, 2001 to report certain financial information for the quarter ended March 31, 2001 for the purpose of complying with Reg. F.D.

MERIT MEDICAL SYSTEMS, INC



                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     May 14, 2001            BY: /S/ FRED P. LAMPROPOULOS
          ------------            ----------------------------
                                  FRED P. LAMPROPOULOS
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 14, 2001            BY: /S/ KENT W. STANGER
          ------------            -----------------------
                                  KENT W. STANGER
                                  SECRETARY AND CHIEF FINANCIAL OFFICER