Form 10-Q
period 2001-06-30
MERIT MEDICAL SYSTEMS INC
filed 2001-08-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

  Yes  x    No
     -----    ----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



    Common Stock                                         8,202,174
    ------------                                         ---------
  TITLE OR CLASS                                 Number of Shares Outstanding at
                                                      August 13, 2001

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q


  PART I.   FINANCIAL INFORMATION                                                   PAGE
                                                                                    ----

    Item 1. Financial Statements

            Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000......................................................1

            Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000...............................................3

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000...............................................4

            Notes to Consolidated Financial Statements.................................6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................7

    Item 3. Quantitative and Qualitative Disclosure About Market Risk.................10

  PART II.  OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders ......................10

    Item 5. Other Information ........................................................10

    Item 6. Exhibits and Reports on Form 8-K..........................................11


  SIGNATURES..........................................................................11



                                          PART I - FINANCIAL INFORMATION

  ITEM 1:  Financial Statements

  MERIT MEDICAL SYSTEMS, INC.

  CONSOLIDATED BALANCE SHEETS
  JUNE 30, 2001 AND DECEMBER 31, 2000
  ----------------------------------------------------------------------------------------------------


                                                                          June 30,      December 31,
  ASSETS                                                                    2001           2000
  ------                                                             ---------------------------------
                                                                          (Unaudited)
  CURRENT ASSETS:
  Cash and cash equivalents                                           $      358,743     $    412,384
  Trade receivables - net                                                 14,328,653       13,235,858
  Employee and related
    party receivables                                                        426,249          440,654
  Irish Development Agency grant receivable                                                   177,477
  Inventories                                                             22,304,636       25,273,428
  Prepaid expenses and other assets                                          689,822          663,101
  Deferred income tax assets                                               1,183,944        1,183,944
  Income tax refund receivable                                               236,643          588,640
                                                                     ---------------  ---------------
  Total current assets                                                    39,528,690       41,975,486
                                                                       -------------    -------------

  PROPERTY AND EQUIPMENT:
  Land                                                                     1,258,013        1,260,985
  Building                                                                 1,500,000        1,500,000
  Manufacturing equipment                                                 21,247,530       19,696,550
  Automobiles                                                                 91,332          131,036
  Furniture and fixtures                                                   9,660,975        9,576,084
  Leasehold improvements                                                   5,541,410        5,420,194
  Construction-in-progress                                                 2,144,254        2,120,671
                                                                      --------------   --------------
  Total                                                                   41,443,514       39,705,520
  Less accumulated depreciation
    and amortization                                                     (19,804,456)     (17,860,490)
                                                                       -------------    -------------
  Property and equipment - net                                            21,639,058        21,845,030
                                                                       -------------    --------------

  OTHER ASSETS:
  Intangible assets - net                                                  2,571,559        2,522,384
  Deposits                                                                    38,988           41,273
  Cost in excess of the fair value of assets  acquired-net                 4,913,527         5,062,458
                                                                       -------------    --------------
  Total other assets                                                       7,524,074         7,626,115
                                                                       -------------    --------------

  TOTAL ASSETS                                                          $ 68,691,822     $ 71,446,631
                                                                       =============     ============





  Continued on Page 2
  See Notes to Consolidated Financial Statements



  MERIT MEDICAL SYSTEMS, INC.

  CONSOLIDATED BALANCE SHEETS (Continued)
  JUNE 30, 2001 AND DECEMBER 31, 2000
  ---------------------------------------------------------------------------------------------------



  LIABILITIES AND STOCKHOLDERS'                                            June 30,      December 31,
  EQUITY                                                                    2001               2000
  ------                                                             ---------------     ------------
                                                                          (Unaudited)
  CURRENT LIABILITIES:
  Current portion of long-term debt                                    $     789,151     $  1,091,725
  Trade payables                                                           4,798,606        4,835,517
  Accrued expenses                                                         4,878,572        3,471,039
  Advances from employees                                                    110,521           96,778
  Income taxes payable                                                     1,074,703           33,420
                                                                       -------------     ------------
  Total current liabilities                                               11,651,553        9,528,479

  DEFERRED INCOME TAX LIABILITIES                                          2,262,657        2,177,833

  LONG-TERM DEBT                                                          14,755,086       24,011,778

  DEFERRED CREDITS                                                           882,865          955,839
                                                                       -------------     ------------

  Total Liabilities                                                       29,552,161       36,673,929
                                                                       -------------     ------------


  STOCKHOLDERS' EQUITY:
  Preferred stock- 5,000,000 shares authorized as of
     June 30, 2001 and December 31, 2000, no shares
     issued
  Common  stock- no par  value;  20,000,000
     shares  authorized;  8,047,265  and
     7,788,208 shares issued at June 30, 2001
     and December 31, 2000,
     respectively                                                         21,158,016       19,779,765
  Retained earnings                                                       18,662,293       15,617,075
  Accumulated other comprehensive loss                                      (680,648)        (624,138)
                                                                       -------------    -------------
  Total stockholders' equity                                              39,139,661       34,772,702
                                                                       -------------    -------------

  TOTAL LIABILITIES AND STOCKHOLDERS                                   $ 68,691,822     $  71,446,631
                                                                       -------------    -============


  See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 and 2000    (Unaudited)
-----------------------------------------------------------------------------------------------


                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                           2001             2000           2001            2000
                                        ------------    ------------   ------------    ------------
NET SALES                               $ 26,264,015    $ 23,552,859   $ 53,052,388    $ 45,633,294

COST OF SALES                             16,837,858      15,936,620     34,406,857      30,383,055
                                        ------------    ------------   ------------    ------------

GROSS PROFIT                               9,426,157       7,616,239     18,645,531      15,250,289
                                        ------------    ------------   ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative      6,158,130       5,688,793     12,164,203      12,027,332
  Research and development                 1,090,791       1,002,448      2,220,863       2,008,384
  Severance costs                               --           277,300            --          277,300
                                        ------------    ------------   ------------    ------------
TOTAL OPERATING EXPENSES                   7,248,921       6,968,541     14,385,066      14,313,016
                                        ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                     2,177,236         647,698      4,260,465         937,273

OTHER ( INCOME)  EXPENSE - NET              (467,492)        583,517        (31,425)      1,100,921
                                        ------------    ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES          2,644,728          64,181      4,291,890        (163,648)


INCOME TAX EXPENSE (BENEFIT)                 785,935          19,254      1,246,672         (49,093)


NET INCOME (LOSS)                       $  1,858,793    $     44,927   $  3,045,218    $   (114,555)
                                        ============    ============   ============    ============

EARNINGS (LOSS) PER COMMON SHARE -
   Basic                                $       0.24    $       0.01   $       0.39    $      (0.01)
                                        ============    ============   ============    ============
   Diluted                              $       0.23    $       0.01   $       0.38    $      (0.01)
                                        ============    ============   ============    ============

AVERAGE COMMON SHARES -
   Basic                                   7,895,260       7,747,976      7,845,595       7,685,444
                                        ============    ============   ============    ============
   Diluted                                 8,243,247       7,785,161      8,069,004       7,839,400
                                        ============    ============   ============    ============



See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000     (Unaudited)
-------------------------------------------------------------------------------------------------

                                                                  June 30,        June 30,
                                                                    2001            2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ 3,045,218    $  (114,555)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) in operating activities:
Depreciation and amortization                                      2,248,160      2,171,968
Bad debt expense                                                     124,558        449,793
(Gains) on sales and abandonment of
  property, equipment and land                                      (786,279)        (2,845)
Amortization of deferred credits                                     (68,912)       (65,800)
Deferred income taxes                                                 84,824         36,817
Changes in operating assets and liabilities:
Trade receivables                                                 (1,217,353)    (1,652,767)
Employee and related party receivables                                14,405        (22,770)
   Other receivables
   Irish Development Agency grant receivable                         173,415        (17,610)
   Inventories                                                     2,968,792       (193,327)
   Prepaid expenses and other assets                                 (26,721)      (569,431)
   Deposits                                                            2,285          1,199
   Trade payables                                                    (36,911)      (299,402)
   Accrued expenses                                                1,407,533        511,528
   Advances from employees                                            13,743        (14,112)
   Income taxes payable                                            1,393,280       (268,416)
                                                                 -----------    -----------

    Total adjustments                                              6,294,819         64,825
                                                                 -----------    -----------

Net cash provided by (used in) operating activities                9,340,037        (49,730)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                          (1,693,544)    (2,585,817)
  Intangible assets                                                 (129,743)      (273,041)
Purchase of Electro Catheter assets
   (Including cost in excess of fair market value of $482,628)          --         (641,661)
Other                                                                   --          (22,688)
Proceeds from sale of property, equipment and land                   938,303          2,279
                                                                 -----------    -----------
Net cash used in investing activities                               (884,984)    (3,520,928)
                                                                 -----------    -----------


See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED  JUNE 30, 2001 AND 2000    (Unaudited)
----------------------------------------------------------------------------------------------


                                                               June 30,        June 30,
                                                                 2001            2000
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of  common stock                       $ 1,378,251    $ 1,084,337
Proceeds from long-term debt                                         --        3,255,263
Principal payments on long-term debt                           (9,830,435)      (670,096)
                                                              -----------    -----------


Net cash provided by (used in) financing activities            (8,452,184)     3,669,504
                                                              -----------    -----------


EFFECT OF EXCHANGE RATES ON CASH                                  (56,510)       (52,916)
                                                              -----------    -----------

NET (DECREASE) INCREASE IN CASH                                   (53,641)        45,930

CASH AT BEGINNING OF PERIOD                                       412,384        668,711
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $   358,743    $   714,641
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $44,738 and $61,731 respectively)   $   804,396    $1 ,050,752
                                                              ===========    ===========

  Income taxes                                                $   120,565    $   182,506
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2001 and 2000, the Company issued notes payable totaling $271,169 and $509,963 respectively, for manufacturing equipment and furniture and fixtures.


See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full-year period.


2. Inventories. Inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                         June 30,      December 31,
                                          2001            2000
                                      ------------    ------------
Raw materials                         $  8,789,695    $  8,325,314
Work-in-process                          4,080,770       3,678,807
Finished goods                          12,132,728      15,255,622
Less reserve for obsolete inventory     (2,698,557)     (1,986,315)
                                      ------------    ------------
Total                                 $ 22,304,636    $ 25,273,428
                                      ------------    ------------

3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters and six months ended June 30, 2001 and 2000. The effective tax rates for the three and six months ended June 30, 2001 and 2000 were below the 35 % federal statutory rate. Improvements in the effective tax rate below the 35 % federal statutory rate were largely the result of the Company's operations in Ireland which are currently taxed at a lower rate than the Company's overall effective tax rate, and increased research tax credits.


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

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. The Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 2001 and December 31, 2000, the cumulative effect of such transactions reduced stockholders' equity by $680,648 and $624,138, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 has been computed as follows:

                                   Three months ended             Six months ended
                                        June 30,                       June 30,
                                  2001            2000           2001          2000
                               -----------    -----------    -----------    -----------
Net income (loss)              $ 1,858,793    $    44,927    $ 3,045,218    $  (114,555)
Foreign currency translation       (13,619)       (16,738)       (56,510)       (52,916)
                               -----------    -----------    -----------    -----------
Comprehensive income (loss)    $ 1,845,174    $    28,189    $ 2,988,708    $  (167,471)
                               ===========    ===========    ===========    ===========

MERIT MEDICAL SYSTEMS, INC

5. Recently Issued Financial Accounting Standards. Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The Company adopted this statement beginning January 1, 2001. The effect on the Company's financial statements of adopting this statement was not significant.

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. l41, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

Merit Medical Systems, Inc. is happy to report its best quarter and six months in history, with record revenues and earnings. Company sales increased over 16% for the second quarter 2001 compared to the second quarter of 2000, across most product lines, particularly kits and stand-alone products. The Company is pleased to report a continued positive momentum in manufacturing efficiencies and the resulting drop in costs per unit, particularly in our Salt Lake operations. This increase in both sales volume and manufacturing efficiencies has resulted in very favorable labor and overhead utilization as compared to first few months of 2000. Management believes that this trend toward lower costs per unit and higher gross margins will continue into the third and probably fourth quarters as the Company sells inventories produced in the last four or five months.

The Company also continues to leverage its operating expenses and is experiencing greater efficiencies in the sales, general and administrative areas of the Company. Merit is pleased to announce a significant reduction, of over $6 million since January, 2000 of its inventory, along with the associated benefits of lower inventory carrying costs. The Company's cash flow from operations continues to strengthen to record levels (over $9.3 million in cash flow from operations for the first six months of 2001), resulting in a decline of the Company's line of credit balance from $30.4 million at August 24, 2000 to $10.4 million as of August 8, 2001. Therefore, the Company has paid back the bank $20 million in less than twelve months. This lower debt, combined with falling interest rates, have resulted in a significant decrease in interest expense.

Management is pleased to report that the fundamental financial performance of the Company has dramatically improved over the last year in almost every area. Sales are up, productivity has increased, gross margins are improving, operating expenses are dropping as a percentage of sales and interest costs are down, resulting in much improved cash flow, net income, earnings per share.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


Operations. The Company enjoyed it's best quarter, and six months in history, experiencing record revenues and earnings. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 2001 and 2000:

                                          Three Months Ended                 Six Months Ended
                                                 June 30,                        June 30,
                                        2001             2000              2001              2000
                                      --------         --------            ----              ----
Sales                                   100.0 %          100.0%            100.0%           100.0%
Gross Profit                             35.9             32.3              35.1             33.4
Selling, general and administrative      23.4             24.2              22.9             26.4
Research and development                  4.2              4.3               4.2              4.4
Income from Operations                    8.3              2.7               8.0              2.1
Other Expense                            (1.8)             2.5               (.1)             2.4
Net Income (Loss)                         7.1               .2               5.7              (.3)


Sales. Sales for the three months ended June 30, 2001 were a record $26.3 million, compared to $23.6 million for the same period last year, which was the strongest quarter of 2000, representing an increase of 12 %. Merit's increased sales were fueled by growth in stand-alone products which grew by 19%, custom kits up 19% and inflation devices which grew at 13 %. For the six-month period ended June 30, 2001 total sales were a record $53.1 million compared with $45.6 million for the same period in 2000, an increase of 16 %. Growth in sales for the six-month period were attributable to growth in Custom kits by 25% as well as stand-alone products which grew by 21 %, and inflation devices which grew at 14 %. Catheter sales declined in the quarter and six months ended June 30, 2001 compared to the same periods of 2000 by 21% and 7% respectively. This comparative decline was mainly due to a sizable increase in catheter sales in the 2nd quarter of last year because of a catheter recall by the company's largest competitor.

Gross Margin. Gross margin as a percentage of sales for the three months ended June 30, 2001 was 35.9% compared to 32.3% for the same period in 2000. For the six months ended June 30, 2001, gross margin was 35.1%, as compared to 33.4% for the same period in 2000. The increase in gross margin for the three and six months ended June 30, 2001 was primarily the result of lower costs per unit for both labor and overhead than a year ago. The Company is benefiting from an almost 20% reduction in head count and inventory, while growing the top line by over 17% in 2000 and over 16% so far in 2001. This positive momentum for gross margins will continue into the 3rd quarter as Merit sells this lower cost product manufactured in March through June of 2001.

Operating Expenses. Operating expenses decreased as a percentage of sales to 27.6% of sales for the three months ended June 30, 2001, compared to 29.6% for the three months ended June 30, 2000. For the first six months of 2001 operating expenses decreased to 27.1% as compared to 31.4% for the same period in 2000. Selling, general and administrative expenses decreased as a percentage of sales to 23.4% and 24.2% for the three and six months ended June 30, 2001, respectively, compared to 22.9% and 26.4%,respectively, for the comparable periods in 2000. The decrease as a percentage of sales in operating expenses for the three and six months ended June 30, 2001, were due mainly to becoming more efficient by holding the line on expenses, combined with a significant increase in sales. Research and development costs increased slightly but declined to 4.2% of sales for the three months ended June 30, 2001, compared to 4.3% for the same period in 2000. For the six months ended June 30, 2001, research and development expenditures decreased to 4.2% of sales, down from 4.4% of sales for the six months ended June 30, 2000.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


Operating Income. During the three months ended June 30, 2001, the Company reported income from operations of $2.2 million compared to $.6 million for the comparable period in 2000. Operating income for the first six months of 2001 was $4.3 million, compared to $.9 million in 2000. Net income for the three months ended June 30, 2001 increased to a record $1.9 million, from $44,927, for the same three-month period of 2000, and net income for the 6 months ended June 30, 2001, grew to a record $3.0 million, compared to a net loss of $114,555 for the first half of 2000.

Liquidity and Capital Resources. At June 30, 2001, the Company's working capital was $27.9 million, which represented a current ratio of 3.4 to 1. At June 30, 2001, the outstanding balance under the line of credit was $13.9 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal sources of funding for these and other expenses has been the cash generated from operations, secured loans on equipment and bank lines of credit and the sale of equity. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Forward-Looking Statements. This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward- Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, timing and acceptance of product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuation, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward- Looking Statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by these cautionary statements.

MERIT MEDICAL SYSTEMS, INC
--------------------------


ITEM 3:

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company principally hedges the following EURO currencies: Belgian Francs, French Francs, German Marks, Dutch Gilders, and Irish Pounds. The Company enters into forward foreign exchange contracts to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant to financial results of the Company.



                           PART II - OTHER INFORMATION

Item: 4  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 23, 2001 in South Jordan, Utah. The following items of business were considered at the Annual Meeting:

         A:   Election of Directors

              Two persons were elected as members of the Board of Directors to serve three-year terms. They are as follows:

                                           Shares               Withhold
                                           Voted For
                                           ---------         -------------
              James J. Ellis               6,448,788            126,422
              Michael E. Stillabower, M.D. 6,448,140            127,070

         B. To Approve the Adoption of the Medical Services Non-Qualified Employee Stock Purchase Plan

              A proposal to adopt the Merit Medical Service Non-qualified Employee Stock Purchase Plan was approved by the shareholders of the Company. The number of shares voted for the plan was 6,329,157. The number of shares voted against the plan was 216,098. The number of shares abstaining from voting on was 29,955.

         C.   Selection of Auditors.

              A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for fiscal 2001 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 6,462,942. The number of shares voted against such proposal was 4,035 The number of shares abstaining from voting was 108,233.

MERIT MEDICAL SYSTEMS, INC.
---------------------------



                           PART II - OTHER INFORMATION



ITEM 6:     Exhibits and Reports on Form 8-K



            (a)  Reports on Form 8-K - none
            (b)  Exhibits  - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     AUGUST 13, 2001      By: /s/ Fred P.Lampropoulos
          ---------------      ---------------------------
                               FRED P. LAMPROPOULOS
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     AUGUST 13, 2001      By: /s/ Kent W. Stanger
          ---------------      -----------------------
                               KENT W. STANGER
                               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER