Form 10-Q
period 2001-09-30
MERIT MEDICAL SYSTEMS INC
filed 2001-11-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number                                0-18592



                           MERIT MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                          Utah                               87-0447695
           ------------------------------           ---------------------------
          (State or other jurisdiction of           (I.R.S. Identification No.)
           incorporation or organization)

                 1600 West Merit Parkway, South Jordan UT, 84095
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (801) 253-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   -----    ----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                  10,648,348
----------------                     ----------------------------------
TITLE OR CLASS                      Number of Shares Outstanding at
                                                November 13, 2001


                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                                        PAGE
                                                                                         ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2001
            and December 31, 2000 .........................................................1

            Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000..............................................3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2000..............................................4

            Notes to Consolidated Financial Statements.....................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................7

   Item 3.  Market Risk Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

PART II.    OTHER INFORMATION


  Item 4.    Exhibits and Reports on Form 8-K.............................................10

SIGNATURES........................................................................ . . . .10


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                          PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                                                  September 30,     December 31,
ASSETS                                               2001              2000
                                                  ------------     ------------
                                                  (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                         $    648,998     $    412,384
Trade receivables - net                             14,246,477       13,235,858
Employee and related party receivables                 347,405          440,654
Irish Development Agency grant receivable                 --            177,477
Inventories                                         21,838,612       25,273,428
Prepaid expenses and other assets                      698,765          663,101
Deferred income tax assets                           1,183,944        1,183,944
Income tax refund receivable                           192,075          588,640
                                                  ------------     ------------
Total current assets                                39,156,276       41,975,486
                                                  ------------     ------------

PROPERTY AND EQUIPMENT:
Land                                                 1,257,902        1,260,985
Building                                             1,500,000        1,500,000
Automobiles                                             91,651          131,036
Manufacturing equipment                             22,886,102       19,696,550
Furniture and fixtures                               9,697,422        9,576,084
Leasehold improvements                               5,614,085        5,420,194
Construction-in-progress                             1,239,321        2,120,671
                                                  ------------     ------------
Total                                               42,286,483       39,705,520
Less accumulated depreciation
  and amortization                                 (20,627,297)     (17,860,490)
                                                  ------------     ------------
Property and equipment - net                        21,659,186       21,845,030
                                                  ------------     ------------

OTHER ASSETS:
Intangible assets - net                              2,585,160        2,522,384
Cost in excess of the fair
value of assets acquired - net                       4,839,062        5,062,458
Deposits                                                35,254           41,273
                                                  ------------     ------------
Total other assets                                   7,459,476        7,626,115
                                                  ------------     ------------

TOTAL ASSETS                                      $ 68,274,938     $ 71,446,631
                                                  ------------     ------------
Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September  30,   December 31,
                                                      2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt                  $    710,725    $  1,091,725
Trade payables                                        4,829,004       4,835,517
Accrued expenses                                      6,331,812       3,471,039
Advances from employees                                 141,289          96,778
Income taxes payable                                    162,267          33,420
                                                   ------------    ------------
Total current liabilities                            12,175,097       9,528,479

DEFERRED INCOME TAX LIABILITIES                       2,265,528       2,177,833

LONG-TERM DEBT                                        8,493,045      24,011,778

DEFERRED CREDITS                                        897,088         955,839
                                                   ------------    ------------

Total liabilities                                    23,830,758      36,673,929
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Preferred  stock 5,000,000 shares  authorized
   as of September  30, 2001,  and
   December 31, 2000, no shares issued
Common  stock - no par  value; 20,000,000 shares
   authorized, 10,594,331 and
   9,489,045 shares issued at September 30, 2001
   and December 31, 2000, respectively               24,676,481      19,779,765
Retained earnings                                    20,407,289      15,617,075
Accumulated other comprehensive loss                   (639,590)       (624,138)
                                                  ------------    ------------
Total stockholders' equity                           44,444,180      34,772,702
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 68,274,938    $ 71,446,631
                                                   ============    ============

See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000    (Unaudited)
--------------------------------------------------------------------------------


                                                         Three Months Ended               Nine Months Ended
                                                           September  30,                     September  30,
                                                   ----------------------------      -----------------------------
                                                      2001             2000              2001              2000
                                                   -----------     ------------      ------------     ------------

NET SALES                                          $25,694,128     $ 23,330,203       $78,746,516     $ 68,963,497

COST OF SALES                                       15,968,517       15,371,355        50,375,374      45,754,360
                                                   -----------     ------------      ------------     ------------

GROSS PROFIT                                         9,725,611        7,958,848        28,371,142       23,209,137
                                                   -----------     ------------      ------------     ------------

OPERATING EXPENSES:
Selling, general and administrative                  6,051,068        5,738,691        18,215,271       17,766,023
Research and development                               944,205          995,553         3,165,068        3,003,937
Severance Costs                                           --               --                --            277,300
                                                   -----------     ------------      ------------     ------------
Total operating expenses                             6,995,273        6,734,244        21,380,339       21,047,260
                                                   -----------     ------------      ------------     ------------

INCOME FROM OPERATIONS                               2,730,338        1,224,604         6,990,803        2,161,877

OTHER EXPENSE - NET                                    130,814          661,181            99,389        1,762,102
                                                   -----------     ------------      ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE                     2,599,524          563,423         6,891,414          399,775

INCOME TAX EXPENSE                                     854,528          169,026         2,101,200          119,933
                                                   -----------     ------------      ------------     ------------

NET INCOME                                        $  1,744,996     $    394,397       $ 4,790,214     $    279,842
                                                   ===========     ============      ============     ============

EARNINGS PER  COMMON SHARE -
   Basic                                          $        .17     $        .04       $       .48     $        .03
                                                  ============     ============       ===========     ============

   Diluted                                        $        .16     $        .04       $       .46     $        .03
                                                  ============     ============       ===========     ============

WEIGHTED AVERAGE COMMON SHARES -
   Basic                                            10,307,373        9,709,323         9,975,947        9,641,224
                                                  ============       ==========      ============       ==========

   Diluted                                          11,242,488        9,848,121        10,473,826        9,815,788
                                                   ===========       ==========       ===========       ==========


  See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000   (Unaudited)
--------------------------------------------------------------------------------

                                                                       September 30,     September 30,
                                                                           2001             2000
                                                                       -------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $4,790,214         $279,842
                                                                       -------------  ---------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                            3,442,261        3,283,694
  Bad debt expense                                                           184,787          573,906
 (Gains) Losses on sales and abandonment of
   property and equipment                                                   (785,695)          60,629
Amortization of deferred credits                                            (126,697)         (96,680)
Deferred income taxes                                                         87,695            6,601
Changes in operating assets and liabilities net of
  effects from acquisitions:
         Trade receivables                                                (1,195,406)      (1,599,025)
         Employee and related party receivables                               93,249          100,766
         Irish Development Agency grant receivable                           245,423          (13,180)
         Inventories                                                       3,434,816        1,010,689
         Prepaid expenses                                                    (35,664)        (366,585)
         Deposits                                                              6,019           14,039
         Trade payables                                                       (6,513)      (1,827,504)
         Accrued expenses                                                  2,860,773        1,027,452
         Advances from employees                                              44,511           13,001
         Income taxes payable                                                525,412         (136,759)
                                                                       -------------  ---------------
Total adjustments                                                          8,774,971        2,051,044
                                                                       -------------  ---------------

Net cash provided by operating activities                                 13,565,185        2,330,886
                                                                       -------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
   Property and equipment                                                 (2,803,991)      (3,532,240)
   Intangible assets                                                        (174,140)        (358,255)
   Acquisitions                                                                              (660,649)
Proceeds from the sale of property and equipment                             939,198           33,188
                                                                       -------------  ---------------

Net cash used in investing activities                                     (2,038,933)      (4,517,956)
                                                                       -------------  ---------------


Continued on page 5
See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000    (Unaudited)
-------------------------------------------------------------------------------

                                                                        September 30,   September 30,
                                                                            2001            2000
                                                                        -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Issuance of common stock                                               4,896,716        1,114,629
    Issuance of long-term debt                                                              2,592,404
Principal payments on long-term debt                                     (16,170,902)      (1,017,567)

Net cash provided by financing activities                                (11,274,186)       2,689,466
                                                                        -------------  --------------

EFFECT OF EXCHANGE RATES ON CASH                                             (15,452)        (129,386)
                                                                        -------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    236,614          373,010

CASH AT BEGINNING OF PERIOD                                                  412,384          668,711
                                                                        -------------  --------------

CASH AT END OF PERIOD                                                   $    648,998   $    1,041,721
                                                                        ============   ==============

SUPPLEMENTAL  DISCLOSURES OF CASH- FLOW  INFORMATION Cash paid during the period for:
    Interest (including capitalized interest
      of $71,056 and $102,958, respectively)                            $    948,131   $    1,609,922
                                                                        ============   ==============
   Income taxes                                                         $    144,502   $      250,091
                                                                        ============   ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2001 and 2000 the Company issued notes payable totaling $271,169 and $509,963, respectively, for manufacturing equipment, furniture and fixtures, land and building.




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

--------------------------------------------------------------------------------

1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three and nine months ended
September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full-year period.

2. Inventories. Inventories at September 30, 2001 and December 31, 2000 consisted of the following:


                                                                        September 30,       December 31,
                                                                            2001                2000
                                                                       ---------------     ---------------

          Raw materials                                              $     8,400,291      $    8,325,314
          Work-in-process                                                  4,450,466           3,678,807
          Finished goods                                                  12,045,988          15,255,622
          Less reserve for obsolete inventory                             (3,058,133)         (1,986,315)
                                                                      ---------------     ---------------
          Total                                                      $  21,838,612        $  25,273,428
                                                                      ==============      ==============

3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended September 30, 2001 and 2000. The effective tax rates for the three and nine months ended September 30, 2001 and 2000 were below the 35% federal statutory rate. Improvements in the effective tax rate below the 35% federal statutory rate were largely the result of the Company's operations in Ireland which are currently taxed at a lower rate than the Company's overall effective tax rate as well as credits received from research and development expenditures.

4. Reporting Comprehensive Income. The Company's only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 2001 and December 31, 2000, the cumulative effect of such transactions reduced stockholders' equity by $639,590 and $624,138, respectively. Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is shown as follows:


                                                       Three months ended                     Nine months ended
                                                         September 30,                         September 30,
                                             ------------------------------------    -------------------------------
                                                  2001                  2000             2001            2000
                                             --------------        --------------    --------------   --------------

Net Income                                   $    1,744,996        $  394,397$           4,790,214    $      279,842
Foreign currency translation                         41,058           (76,470)             (15,452)         (129,386)
                                             --------------        --------------    --------------   --------------
Comprehensive income                         $    1,786,054        $  317,927        $   4,774,762    $      150,456
                                             ==============        ==============    ==============   ==============

     5. Recently Issued Financial Accounting Standards. Statement of Financial Accounting Standard No. 133,(Accounting for Derivative Instruments and Hedging Activities), as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The Company adopted this statement beginning January 1,2001. The effect on the Company's financial statements of adopting this statement was not significant.

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. l41, "Business Combinations", was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and addresses the initial recogni- tion and measurement of goodwill and certain intangible assets in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

 MEDICAL SYSTEMS, INC.

-------------------------------------------------------------------------------


      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill from past business combinations will no longer be amortized, but will be reviewed annually, or more frequently if impairment indicators arise. As of September 30, 2001, the net book value of the Company's goodwill was $4.8 million, and goodwill amortization for the first nine months of 2001 was $206,096. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact on its earnings and financial position of the required impairment tests of goodwill.

      In August 2001, the FASB issued SFAS No. 144, (Accounting for the Impairment or Disposal of Long-lived Assets),which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. The Company does not expect that the adoption of this standard will have a material effect on its results of operations or financial position.

      6. Stock Split. On August 15, 2001, the Company announced a five-for-four stock split effective August 28, 2001. All earnings per share and share data have been adjusted to reflect this split



ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------

Overview

Merit Medical Systems, Inc. reported its best third quarter and nine months in history, with record revenues and earnings. Company sales increased over 10% for third quarter 2001 compared to the third quarter of 2000, across most product lines, particularly custom kits and stand-alone products. Continued positive momentum in manufacturing efficiency has resulted in favorable labor and overhead utilization as compared to the first nine months of 2000. Management believes that this trend toward lower costs per unit and higher gross margins will continue into the fourth quarter as the Company sells inventories produced in the last four or five months.

The Company is also experiencing greater efficiencies in the sales, general and administrative areas of the Company. Management has continued to reduce inventory; with a reduction of in excess of $3.4 million since December 31, 2000 and almost $7 million during the last 21 months covering the prior fiscal year and the current nine month period. This reduction in inventory has resulted in lower inventory carrying costs. The Company's cash flow from operations was $13.6 million for the first nine months of 2001, and the Company was able to reduce its long-term debt by $16.2 million during the period. So in just over 14 months the Company has reduced its line of credit balance almost $25 million, from $30.4 million at August 24, 2000 to $5.6 million as of October 31, 2001. This lower debt, combined with falling interest rates, have resulted in a significant decrease in interest expense.

Management is pleased to report that the fundamental financial performance of the Company has improved over the last year in almost every area. Sales are up, productivity has increased, gross margins have improved, operating expenses have dropped as a percentage of sales, and debt balances and interest costs are down, resulting in a much improved cash flow, net income, and earnings per share.

On August 15, 2001 the Company announced that its board of directors had approved a five-for-four forward stock split with a record date of August 24, 2001, and an effective date of August 28, 2001. All applicable comparative financial information have been restated to reflect this stock split.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Operations. The Company's sales and earnings for the three and nine months ended September 30, 2001, improved compared to the same periods in 2000. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 2001 and 2000.


                                              Three Months Ended                          Nine Months Ended
                                                September 30,                                September 30,
                                               ---------------                               -------------

                                          2001                2000                      2001              2000
                                          ----                ----                      ----              ----
Sales                                    100.0 %             100.0 %                   100.0 %           100.0 %
Gross Profit                               37.9               34.1                      36.0               33.7
Selling, General and Administrative        23.6               24.6                      23.1               25.8
Research & Development                      3.7                4.3                       4.0                4.4
Income From Operations                     10.6                5.2                       8.9                3.1
Other Expense                                .5                2.8                        .1                2.6
Net Income                                  6.8                1.7                       6.1                 .4

Sales. Sales for the third quarter of 2001 were $25.7 million compared to $23.3 million for the same period last year, which represents a gain of 10 percent. During the quarter, the Company's inflation device sales increased by 18 percent, and custom kit business grew by 9 percent compared to the quarter ended September 30, 2000. Sales of Stand-alone devices including syringes, manifolds and needles grew by 13 percent. Growth in all segments reflects continued market share gains and acceptance of the Company's products, as well as hospital procedural growth. For example, sales of the Company's inflation devices not sold in kits grew by 26 percent in the quarter due in part to increased sales for new spinal procedures such as discography and kyphoplasty. For the nine-month period ended September 30, 2001, total sales were $78.7 million compared with $69 million for the same period in 2000, a gain of 14 percent. These gains were led by sales of the Company's stand- alone inflation devices, which rose 30 percent; syringes which were up 35%, and custom kits, (other than inflation kits) which grew by 20 percent. Catheter sales declined by 14% and 10%, respectively, for the three and nine month periods of 2001 compared to the same periods of 2000, primarily because last year this product line benefited significantly from the misfortune of a recall by Merit's largest competitor for these catheters.

Gross Profit. Gross profit as a percentage of sales for the third quarter of 2001 was 37.9% compared to 34.1% for the same period of 2000. For the nine months ended September 30, 2001, gross profit was 36.0% compared to 33.7% for the first nine months of 2000. The increase in gross profit for the three and nine months ended September 30, 2001, was primarily due to the much higher productivity from both labor and overhead applications compared to a year ago. Gross margins as a percent of sales have improved quarter to quarter as well, from 35.9% in the second quarter ended June 30th to 37.9% in the third quarter of 2001 because of the Company's efforts to reduce inventory, lower costs and increase employee productivity.

Operating Expenses. Operating expenses were 27.3% of sales for the three months ended September 30, 2001 compared to 28.9% for the third quarter of 2000. For the first nine months of 2001 operating expenses decreased to 27.1% compared to 30.2% for the same period in 2000. Selling, general and administrative expenses as a percentage of sales were 23.6% and 23.1%, respectively, for the three and nine months ended September 30, 2001, compared to 24.6% and 25.8%, respectively, for the same periods in 2000. The decrease was primarily due to the successful implementation of the Company's expense- reduction program as well as the strong increase in sales. Research and development costs declined to 3.7% and 4.0% of sales, respectively, for the three and nine months ended September 30, 2001, down from 4.3% and 4.4% of sales, respectively, for the same periods of 2000.

Operating Income. During the quarter ended September 30, 2001, the Company reported income from operations of $2.7 million compared to $1.2 million for the comparable period in 2000. Operating income for the first nine months of 2001 was $7.0 million verses $2.2 million for the same period in 2000. The increase in net earnings for the three and nine months ended September 30, 2001 was mainly attributable to the improvement in gross margins discussed above, increased sales, and reduced operating expenses as a percent of sales.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------------------

Liquidity and Capital Resources. At September 30, 2001, the Company's working capital was $27.0 million which represented a current ratio of 3.2 to 1. During the nine months ended September 30, 2001 the principal sources of funds were $13.6 million generated from operations, $4.9 million from the issuance of common stock, and $.9 million from the sale of land. During this same period, $16.2 million was used to pay down long-term debt and $3.0 million to purchase equipment and other long term assets. These factors resulted in an increase of $.2 million in cash for the nine months ended September 30, 2001.

In March 2000, the Company increased its long-term revolving credit facilities with a bank to $35 million for a term of six years. During September 2001, the Company voluntarily reduced its line of credit under this obligation to $8 million. The credit facility bears interest at or below the bank's prime rate, or can be fixed at between 140 and 160 points over LIBOR and contains various conditions and restrictions. At September 30, 2001, the outstanding balance under the credit facility was $7.7 million. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables, particularly with acquisitions and the introduction of new product lines. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank credit facilities. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

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

Forward-Looking Statements. This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, the timing of price increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuation, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward- Looking Statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by these cautionary statements.

MERIT MEDICAL SYSTEMS, INC.
---------------------------

                                            PART II - OTHER INFORMATION



ITEM 4: Exhibits and Reports on Form 8-K

                  (a) Reports on Form 8-K - none
                  (b) Exhibits - none



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MERIT MEDICAL SYSTEMS, INC.
REGISTRANT





Date:     NOVEMBER 13, 2001     /s/FRED P. LAMPROPOULOS
       ----------------------   -------------------------------------------
                                   FRED P. LAMPROPOULOS
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     NOVEMBER 13, 2001     /s/ KENT W. STANGER
       ----------------------   -------------------------------------------
                                    KENT W. STANGER
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER