Form 10-K
period 2001-12-31
MERIT MEDICAL SYSTEMS INC
filed 2002-04-01
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)
         Utah                       0-18592                      87-0447695
         ----                       -------                      ----------
(State or other jurisdiction    (Commission File No.)          (IRS Employer
of incorporation)                                           Identi-fication No.)

                             1600 West Merit Parkway
                            South Jordan, Utah 84095
                            ------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 253-1600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                   Title of Class: Common Stock, No Par Value
                   --------------

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

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 27, 2002, was approximately $198 million. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 27, 2002 the Registrant had 10,807,928 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in Parts II, III and IV of this Report: the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 23, 2002 (Part
III).

                                TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Disclosure regarding forward-looking statements. . . . . . . . . . . . . . . . . . . . . . . . .   1
-----------------------------------------------
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         --------
GENERAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
PRODUCTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
MARKETING AND SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         Market Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         U.S. Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         International Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
CUSTOMERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
RESEARCH  AND  DEVELOPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
MANUFACTURING. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
COMPETITION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS. . . . . . . . . . . . . . . .  10
REGULATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
         AND EXPORT  SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders. . .. . . . . . . . . . . . . . . .  13
         ---------------------------------------------------

PART II.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters  . . . . . . . . .  14
         ---------------------------------------------------------------------

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         -----------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .  15
         -------------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.  . . . . . . . . . . . . . .  18
         ---------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .   18
         ----------------------------------------------

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure . . .  39
         ---------------------------------------------------------------------------------

PART III.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Items 10, 11, 12 and 13  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

PART IV .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . . . . . . .  39
         ---------------------------------------------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

                                     PART I.

DISCLOSURE REGARDING FORWARD -LOOKING STATEMENTS

         This Report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, product liability claims, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 1.  Business.

GENERAL

         Merit  Medical  Systems,  Inc.  (the  "Company")  was formed in 1987 by members  of its  current  management  for the  purpose of  producing  single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a group of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. Since 1997 the Company has expanded its product offerings to include catheters, guide wires, sheath introducers, needles safety products and drug infusion devices.

         The Company's strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology. Merit continues to increase market acceptance and penetration for both its existing and new products in the U.S. and in international markets. Longer term, the Company's strategy is to extend the application of its sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care. The Company's sales of both stand-alone products in combination with custom kits have increased as additions have been made to the Company's product lines. In 2001, approximately 53% of the Company's sales were made directly to U.S. hospitals and approximately 24% of sales were made to custom packagers, distributors and O.E.M. companies who also distribute to U.S. hospitals. Approximately 23% of the Company's sales in 2001 were made in international markets.

         The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Merit Sensor Systems, Inc. (formally Sentir), a California-based manufacturer of silicon sensors, and during 1999 the Company purchased the remaining interest. The Company also has established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. ("UMI"). On August 20, 1999 the Company purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc. ("Mallinckrodt"). The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

         The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in the cardiac catheterization and radiology laboratories, consultation with the Company's medical advisors and consultants and through direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including control syringes (CCS(TM), Smart Tip(TM) and Inject8(TM)), inflation devices (Intellisystem(R), Monarch(R), Basix(R), and BasixCOMPAK(TM) including new 25-atmosphere versions), specialty syringes (Medallion(R),and VacLok(R)), high-pressure tubing and connectors (Excite(TM), flexible, braided, rigid, pvc, and Sherlock(TM)) , waste handling and disposal products (Merit Disposal Depot(R), Backstop(R) and ShortStop(R)), a disposable blood pressure transducer (Meritrans(R)), disposable hemostasis valves (MBA(TM), Passage(R), Access-9,(TM) Access Plus(TM), Double-Play(TM) and Inspector(TM)), manifolds and stopcocks (Marquis(R) Series), a torque device, contrast management systems (Miser(R) and In-Line(TM) Contrast Management System(TM)), angiography needles (Majestik(R) Series, Majestik(R) Sheilded needle), blood containment devices (Captiva(R) ), pericardiocentesis catheters and procedure trays, PTCA guide wires (TomCat(R) ) and extension wires, thrombolytic infusion catheters (Fountain(R) and Mistique(TM)) and accessories (Squirt(R)), diagnostic angiographic pigtail catheters, diagnostic cardiology and radiology catheters, (SofTouch(R) and Performa(R)) sheath introducers (DialEase(TM)), diagnostic guide wires (Inqwire(R)), and RadStat(TM). These products are sold separately and in custom kits consisting primarily of selected combinations of products.

         The Company has not experienced any significant product liability claims; however, the sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

         Inflation Devices and Angioplasty Accessories.
         ----------------------------------------------
         Inflation devices are large, specialized syringes used in interventional catheterization procedures to inflate balloon-tipped catheters. Each of the Company's inflation devices incorporates patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

The Company's IntelliSystem (R) 25 inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an internal pressure transducer which connects to a monitor outside of the sterile field. The IntelliSystem monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. The Company believes that electronic sensing display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

The patented IntelliSystem II(TM) color monitor is an advanced balloon inflation system. It gives physicians several highly desirable options, including: a large touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show extremely subtle changes in pressure measurements. In addition the readouts are available in four languages by touching the screen. Merit is the only company with digital technology sensitive enough to show minute changes in pressure.

The Monarch(R) is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe. The small monitor does not offer the same display, storage or printing capabilities of the IntelliSystem & IntelliSystem II(TM) but offers the convenience of portable digital operation. In 2002 Merit will launch a 30 atmosphere version to provide clinicians with additional options.

The Basix(R) 25 and the new BasixCOMPAK(TM) are disposable inflation syringes which incorporate a conventional analog pressure gauge mounted on the barrel of the inflation syringe. The Basix(R) more closely resembles devices marketed by the Company's competitors but includes the Company's proprietary design features and benefits. The company believes that the Basix(R) and BasixCOMPAK(TM) represent a significant addition to its line of inflation devices that will contribute to increased sales where both clinical outcomes and price are a priority.

         Hemostasis Valves.
         ------------------
         The MBA(TM), Passage(R), AccessPlus(TM), Double Play(TM), and the Inspector(R) hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's angioplasty packs. These valves are made of polycarbonate plastic for clarity and include Sherlock(TM) connectors. The devices differ in size and function. The MBA(TM) features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve. The Access Plus(TM) and Access 9(TM) are large-bore configurations. The Double Play(TM) incorporates a double "Y" configuration for kissing-balloon techniques. The Inspector(R) is a single-lumen, flow-through configuration.

         Torque Device.
         --------------
         The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

         Control Syringes.
         -----------------
         The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty and stent placement. The control syringes are molded from polycarbonate material, which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features, according to physician preference. These features include different configurations of syringe handles, plungers and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes, including a popular 8ml model, Inject8(TM). In response to customer demand, Merit launched latex-free control syringes in 1998.

         60ml VacLok(R).
         ---------------
         The 60ml VacLok(R) syringe is used to create negative pressure. There are many clinical applications for a negative pressure syringe, including: abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.

         Large-Bore Stopcock(TM).
         ------------------------
         The large-bore(TM) stopcock launched in 2001 is designed to facilitate movement of fluid. The large internal diameter (0.120") is ideal for moving drainage fluid from the body. Like all Merit stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate handle.

         Percu-Stay(R) - Catheter Fixation Device.
         -----------------------------------------
         Percu-Stay(R) is a one piece catheter tube securing device and site dressing for percutaneous drainage sites. The product provides a comfortable, low-profile fixation device for catheters and tubes. The device is used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

         MDD600(TM).
         -----------
         The Merit Drainage Depot(TM) was launched in 2001 and is specifically designed to temporarily collect fluids. It incorporates a drainage spout for quick and easy fluid disposal. It incorporates an internal anti-reflux valve to help prevent fluid from backing up the line. The bag also comes packaged with an adjustable Velcro strap that can be used to attach the device to the patient's waist or leg.

         Specialty Syringes.
         -------------------
         Merit's Medallion(R) syringes, a line of disposable, latex-free, color-coded specialty syringes, are used for injection of medications, flushing manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations. The color-coding minimizes medication errors by allowing a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes also can be custom printed to the specifications of the user. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately and are an important component of the Company's custom kits.

         High-Pressure Contrast Injection Line and Sherlock(TM) Connectors.
         ------------------------------------------------------------------
         During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into a patient's artery or vein. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 pounds per square inch ("psi"), and requires tubing that can withstand these pressures. The Company offers high-pressure, specialty tubing with proprietary Sherlock(TM) connectors. In 1998 the Company launched Excite(TM), a new line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength. Sherlock(TM) connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing that can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock(TM) connectors is an important component of custom kits.

         Manifolds.
         ----------
         The administration of saline, imaging and contrast fluids and the management of blood-pressure monitoring, fluid injection and waste collection in angiography or angioplasty procedures is accomplished through a series of valves on a manifold which control the flow of various fluids. The Company has designed its own manifold consisting of two, three, four or five valves. When compared to manifolds sold by competitors, the Company believes its manifold offers greater ease of use, simplified identification of flow direction and leak-free operation under the pressures of manual or mechanical injection of fluids. The Merit Manifold is sold separately but is also a key component of the Company's custom kits.

         RadStat(TM) Radial Artery Compression Device.
         ---------------------------------------------
         The RadStat(TM) Radial Artery Compression Device is intended to be used to apply direct pressure to the radial artery puncture site after diagnostic and interventional procedures. In addition to rapid controlled hemostasis, the RadStat(TM) immobilizes the wrist comfortably, permitting rapid patient ambulation.

         Waste Containment Systems.
         --------------------------
         Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever
possible.  To  address  these  concerns,   the  Company  has  designed  a  waste
containment bag which connects to a manifold in a closed system and collects waste materials such as blood and other fluids during angioplasty or other procedures. The Merit Disposal Depot(TM) is self-contained for ease of disposal and reduces the risk of contamination. The Backstop(R) is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens. In 2002 Merit will launch the DugOut(TM), a large volume (1000 ml) line extension to the Backstop(R). The DugOut(TM) also contains an additional compartment for the storage of accessories.

         Marquis(TM) Series Stopcock.
         ----------------------------
         The Company's Marquis(TM) Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle. The Marquis(TM) Series Stopcock is used in connection with Sherlock(TM) connectors to provide improved connections during procedures.

         Contrast Management Systems.
         ----------------------------
         The Miser(TM) and the In-Line(TM) Contrast Management System have been designed to increase catheterization lab efficiencies by reducing contrast media waste. This small system helps save hospitals thousands of dollars a year in wasted contrast.

         Majestik(R) Angiographic Needles.
         ---------------------------------
         The angiography needle creates the percutaneous (through the skin) access site for virtually all invasive diagnostic and interventional procedures performed in cardiology and radiology. The needle provides the initial point of entry site for the introducer sheath, guide wires, catheters and any other interventional devices. The Merit Majestik(R) Needle helps the physician achieve precision vascular access with one of the sharpest angiography needles on the market.

         Majestik(R) Shielded Angiography Needles.
         -----------------------------------------
         The needlestick safety and prevention act that passed in November 2000, requires healthcare employers to document their exposure control plan and evaluate safety-engineered products to protect clinicians. In 2002 Merit will launch a new line of shielded, 18-gauge angiography introducer needles that meet the requirements of the law. The Majestik(R) shielded needle will be one of the first safety-engineered devices designed to promote safer needles in cardiology and radiology.

         Fountain(R) and Mistique(TM) Infusion Catheters.
         ------------------------------------------------
         Vascular occlusion is a common anomaly and affects millions of patients each year. Both the Fountain(R) catheter and the Mistique(TM) catheters deliver therapeutic solutions to dissolve thrombolytic occlusions (blood clots) in peripheral arteries, hemodialysis grafts and deep veins. The Fountain catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes. The Mistique(TM) is designed to be used over standard 0.035 or 0.038 guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

         InQwire(R) Diagnostic Guide Wires.
         ----------------------------------
         Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil. The technology needed to produce these wires is considerable, and Merit utilizes its guide wire center of excellence in Ireland to manufacture the Inquire Diagnostic Guide Wire, as well as PTCA guide wires. Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient's heart artery or other area of the body.

         Tomcat(TM) Interventional PTCA Guide Wires.
         -------------------------------------------
         Tomcat(TM) PTCA guide wires are used in percutaneous transluminal coronary angioplasty (PTCA) and stent deployment procedures. Guide wires are used to guide and place balloon angioplasty and stent deployment catheters into coronary arteries. This product complements our existing lines of inflation devices and accessories currently used in balloon angioplasty procedures and was designed, developed and manufactured in the Company's Ireland facility.

         RingMaster(TM).
         ---------------
         The  RingMaster(TM)   guide  wire  basin,   launched  in  2001,  allows
clinicians to conveniently store guide wires to maintain sterility and organization. It separates wires for quick selection, uses less table space than conventional basins because it's stackable and it helps keep wires hydrated throughout the procedure.

         KEEP(TM).
         ---------
         The Merit KEEP(TM)is an accessory organizer that holds and organizes guide wires, catheters and tubing.

         Performa(R) Introducer Sheaths.
         -------------------------------
         Introducer Sheaths are used to create the access through which guide wires and catheters are passed into the vasculature. Most sheaths incorporate a valved hub to minimize bleeding, and a side port for drug delivery, pressure monitoring and standard flushing.

         Vessel Dilators.
         ----------------
         Dilators are used to dilate puncture sites. They are commonly used in Radiology and Cardiology over a 0.035" or 0.038" guide wire to dilate the site prior to placing sheaths and catheters in the femoral artery.

         Squirt(R) Fluid Dispensing System.
         ----------------------------------
         The Squirt(R) fluid dispensing system is a unique and proprietary product designed specifically for therapeutic infusion for controlled, accurate and consistent fluid delivery. Some Fountain catheter configurations contain a Squirt(R) packaged with it.

         DialEase(R) Introducer Sheath.
         ------------------------------
         The DialEase(TM) Sheath is a short introducer ideally suited for dialysis graft intervention. It is commonly used in conjunction with the Fountain(R) and Mistique(TM) therapeutic infusion catheters to declot dialysis grafts.

         Angiography Pigtail Catheter.
         -----------------------------
         In 1997 Merit acquired new product lines and technologies from UMI, a small specialty medical manufacturing firm in upstate New York. At that time the Company began marketing a new line of thin-wall, (Teflon(R)), high-flow, pigtail angiographic catheters ideally suited for smaller patients.

         Pericardiocentesis.
         -------------------
         On occasion, the pericardial sack surrounding the heart becomes filled with blood or fluid. To remove the fluid and the potential for heart strangulation (tamponade), a catheter is placed in the pericardial sack to drain the excess fluid. Merit offers a complete pericardiocentesis kit which combines a high-flow drainage catheter with virtually all components needed to place the device in the pericardial sack. The kit combination saves the physician both time and money by having all components in one convenient tray.

         One-Step(TM) Centesis Catheter.
         -------------------------------
         The One  Step(TM)  Catheter  launched  in the first  quarter of 2002 is intended to be used for short-term centesis procedures. It incorporates a luer-locked introducer needle for secure, one-handed placement. The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement. The transition between the catheter and needle is perfectly smooth to facilitate insertion.

         Resolve(TM) Universal Drainage Catheter with Locking Pigtail.
         -------------------------------------------------------------
         The Resolve(TM) Universal Drainage Catheter with locking pigtail and hydrophilic coating will be another key addition to Merit's offering of drainage catheters and accessories in 2002. It is intended for percutaneous drainage of body fluids where a locking pigtail is required for extended catheter placement. With the unique, patented pigtail release mechanism there is no need to cut the catheter for removal and exchange. With a new hub design, the clinician can close the hub and lock the pigtail with one hand. There is no longer a requirement to wind a locking suture around the hub to keep the pigtail locked in place.

         Resolve(TM) Universal Drainage Catheter with Non-Locking Pigtail.
         -----------------------------------------------------------------
         The Resolve(TM) Universal Drainage Catheter with non-locking pigtail will also be launched in 2002. It is a standard drainage catheter that will round out the Merit offering of drainage products.

         Meritrans(R) Pressure Transducer and Accessories.
         -------------------------------------------------
         Diagnostic  blood  pressure   monitoring  is  a  critical  priority  in
virtually all diagnostic and interventional procedures. The Meritrans(R) provides clinicians with reliable and precise blood pressure measurement. The clear, flow-through design makes flushing and debubbling simple and safe. The transducer is a vital component of many custom kit configurations. Pressure Monitoring Tubing and Stopcocks are common ancillary products to complement the Meritrans(R). Merit provides several reusable accessories to support the Meritrans(R). The Merit Mentor(TM) is a transducer calibration and troubleshooting device to insure accuracy and repeatability of physiologic pressure measurements. Reusable transducer cables connect the Meritrans(R) to the bedside monitor. Organizing brackets hold multiple transducers to beds and IV poles.

         Pressure Infusor Bag.
         ---------------------
         In 2001 Merit signed a distribution agreement for a line of Pressure Infusor Bags. These devices are used hospital-wide to apply pressure to a sealed bag of fluid, such as IV solutions or blood products. The pressure exerted is shown by a color-coded pressure gauge, and the device has a valve that releases pressure to prevent inadvertent over-pressurization.

         ShortStop(R).
         -------------
         In 2000, Merit introduced the ShortStop(R), a small, temporary sharps container with an adhesive base that fits on the back table in a clinical lab. It is used for the temporary containment of needles, scalpels and other sharp tools to help prevent inadvertent clinician injury.

         Custom Kits.
         ------------
         Custom kits allow physicians to obtain the medical devices and accessories they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and preassembled form. Custom kits also provide cost savings over purchasing single products and reduce the hospital's administrative costs associated with maintaining inventory of individual, sterile products.

         Universal Fluid Dispensing Syringe.
         -----------------------------------
         In 1997 the company received 510(k) approval from the U.S. Food and Drug Administration ("the FDA") for use of its digital inflation devices (Intellisystem(R) and Monarch(R)) for a wide range of additional clinical applications such as discography, esophageal dilatation, trigeminal nerve compression, and retinal detachment. Universal fluid dispensing syringes incorporate patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure. When used in other clinical applications such as discography, the IntelliSystem(R) accurately dispenses fluid while documenting and graphing pressures in the disc. The Company believes that electronic sensing display of such information is much more accurate and precise than the tactile feel of standard syringes and that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

         Diagnostic Cardiology Catheters.
         --------------------------------
         Cardiac catheterization is performed to diagnose the nature, severity, and precise location of blockages and other abnormalities of the heart. This technique represents the most essential diagnostic tool in the management of patients with cardiovascular disease. The Company manufactures and sells a complete line of diagnostic catheters used for these procedures.

         Diagnostic Radiology Catheters.
         -------------------------------
         Radiology catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, legs, etc). Merit acquired a strong radiology catheter product portfolio from Mallickrodt's Angleton Division in 1999.

         Vessel-Sizing Catheters.
         ------------------------
         In 2000 Merit introduced a complete line of adult vessel-sizing catheters, which are used by radiologists to measure the internal diameter and length of a blood vessel under fluoroscopy. Procedures in which these catheters are used include angioplasty, embolization, abdominal aortic aneurysm (AAA) stent-grafts and vena cava filter placements. In 2001. Pediatric vessel-sizing catheters were introduced to complement the line

         Guide Catheters.
         ----------------
         The Mallinckrodt acquisition brought with it a line of high-quality guide catheters used in cardiology. Coronary angioplasty requires the use of a guiding catheter to place the balloon within the vasculature. The catheter is inserted through a sheath into the arterial system. Once in place, the guiding catheter acts as a conduit for the guide wire, the dilating balloon catheter, coronary stents and radiopaque dye that is used to provide fluoroscopic visualization during the procedure.


MARKETING AND SALES

         Market Strategy.
         ----------------
         The Company's marketing strategy is strongly focused on identifying and introducing highly profitable, differentiated products that meet customer needs. The Company has targeted selected hospital market segments in cardiology and radiology where its products are used. Suggestions for new products and product improvements may come from engineers, sales persons, physicians and technicians who perform the clinical procedures.

         When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with the Company's business, and has good potential financial return, a "project team" is chartered with individuals from the Company's marketing, engineering, manufacturing and quality assurance departments. This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing and prepares the product for market introduction. The Company strongly believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

         Cardiovascular disease is the number-one health problem in the U.S. According to American Heart Association estimates, nearly 60 million Americans, or approximately 25% of the population, have one or more types of the disease. Cardiovascular disease accounts for an estimated one million deaths annually, more than 40% of the U.S. total. Transcatheter modalities currently represent the greatest potential to diagnose and treat the disease. The Company intends to leverage its strong market position in both catheter technology and accessory products to continue sales growth.

         The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement. Laser techniques have not demonstrated the success that was expected in the last few years. The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends. This has not, however, prevented significant investment in new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention. The Company believes it is well positioned to monitor these trends and launch catheters and accessories to support growing clinical applications.

         There are a large number of projects focused on improving the diagnosis of cardiovascular disease, solving the issue of restenosis and other less invasive alternatives to open-heart surgery. In recent years researchers have focused their interests on technologies and products that support the growth of transcatheter approaches to reducing the morbidity and mortality of cardiovascular disease, including: drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy and transmyocardial revascularization. One area of specific interest to the Company is transradial catheterization. The Company will continue to develop and launch innovative products to support these clinical trends.

         U.S. Sales.
         -----------
         The Company's direct sales force currently consists of a vice president of sales, two executive sales managers, five regional sales managers and 44 direct sales representatives located in major metropolitan areas throughout the U.S. The Company's sales people are trained by personnel at the Company's facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

         International Sales.
         --------------------
         Outside of the U.S., approximately 100 independent dealer organizations and 17 direct sales representatives in Germany, France, the United Kingdom, Belgium, Netherlands, and Ireland presently sell the Company's products. In 2001, the Company's international sales grew by 9% and accounted for approximately 23% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that international sales will continue to increase.

         International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which it is sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

CUSTOMERS

         The Company serves hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management), neurologists, technicians and nurses, all of whom influence the purchasing decision for Merit's products. Hospitals also purchase the Company's products in the U.S. through custom packagers and packers who assemble and combine products in custom kits and packs. The Company's customers outside the U.S. are hospitals and other end users in those countries where a direct sales force has been established; and in other countries where we do not have a direct sales force, independent dealers in medical products resell to hospitals and other customers.

           In 2001, approximately 53% of the Company sales were made directly to domestic hospitals, 24% to custom packagers and packers and 23% to international markets. Sales to the Company's single largest customer, a packer, accounted for 7.3% of total sales during the year ended December 31, 2001. Merit manufactures products for other medical device companies through its OEM program. In 2001, OEM sales represented 8.7% of Merit's total revenue.


RESEARCH AND DEVELOPMENT

         The Company believes that one of its important strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies as well as its recently developed and acquired technologies of guide wires and catheters to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items, which can be included in the Company's custom kits or sold separately. Longer-term projects include use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Certain of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $4,117,839, $3,864,171 and $3,618,041 in 2001, 2000 and 1999, respectively. There was no customer-sponsored research and development. The Company anticipates that its research and development expenses will range between approximately 3% and 4% of net sales for 2002.

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

         The electronic monitors and sensors used in the Company's IntelliSystem(R) and Monarch(R) inflation devices are assembled from standard electronic components or purchased from suppliers. In July 1994, the Company acquired a 73% interest and in August 1999 the Company acquired the remaining interest in Merit Sensor Systems, Inc., which is engaged in development and marketing of silicon sensors. Merit Sensor Systems, Inc. is presently providing virtually all of the sensors utilized by the Company in its digital inflation devices.

         The Company's products are manufactured at several facilities including South Jordan, Utah; Santa Clara, California; Galway, Ireland; Angleton, Texas and a leased expansion facility in Murray, Utah. See "Item 2. Properties."


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

         There are several companies which are in the business of designing, manufacturing and marketing devices similar to the Company's products, most of which have substantially greater financial, technical and marketing resources than the Company. The Company believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the U.S. for control syringes, tubing and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices and hemostasis accessories. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. The Company's new IntelliSystem(R) II color monitor provides considerable improvements, including sensitivity, in Merit's existing, patented digital technology. The Company is the only provider of digital inflation technology in the world. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

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

PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS

         The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Merit has received 92 issued U.S. and Foreign patents and many more pending. Two U.S. patents were issued in 1991 covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure, and two U.S. patents were obtained in 1992 and 1993 covering digital control aspects of the Company's IntelliSystem(R) inflation device and for displaying, storing and retrieving inflation data. The Company has obtained other patents covering each of its Monarch(R) and Basix(R) inflation devices and additional features of the IntelliSystem(R).

         Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem(R) and Monarch(R) inflation devices in consideration of a 5.75% ongoing royalty, not to exceed $450,000 annually. Royalties paid in each of 2001, 2000 and 1999 were $450,000.

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

         The Company has registered or applied for registration of several trade names or trademarks. See "Products" (Page 2). The Company also places copyright notices on its instructional and advertising materials and has registered copyrights relating to certain software used in its electronic inflation devices.


REGULATION

         The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs who is responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with these requirements, the Company's business could be adversely affected by failure to comply with all applicable FDA and other government regulations presently existing or promulgated in the future.

         The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

         New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations of the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) regulations require FDA clearance prior to marketing. To date, the Company's products have required only compliance with the Section 510(k) regulations. The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 9001 certification for its South Jordan and Murray, Utah facilities, for its Galway, Ireland facility, and for its Angleton, Texas facility. The Company has also received the ISO 9002 certification for its Merit Sensor Systems, Inc. facility in Santa Clara, California.

EMPLOYEES

         As of March 20, 2002, the Company employed 1,071 persons, including 818 in manufacturing, 112 in sales and marketing, 70 in engineering, research and development and 71 in administration.

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


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 10 to the Consolidated Financial Statements incorporated by reference in this report.

Item 2.  Properties.

         The Company is the owner of approximately 26 acres of real property situated in the City of South Jordan, Utah, surrounding an additional 10-acre site which includes its 175,000 square foot principal office and manufacturing facility where it relocated and consolidated its operations in November 1994. The Company sold to the developer ten acres of land on which the facility was constructed and entered into a 25-year lease agreement to finance the new facility. Monthly lease payments are approximately $122,000. The Company also holds an option to purchase the facility, exercisable at market value after ten years and, if not exercised, after 25 years. The new facility was constructed to the Company's specifications and is presently estimated to be 80% utilized.

         The Company is leasing a building of approximately 26,500 square feet in Galway, County Galway, Republic of Ireland, as its principal office and manufacturing facility for European operations. This facility is used as the administrative headquarters to support the European direct sales force. The facility also houses a research and development team, which has developed a new PTCA guide wire and a diagnostic guide wire, and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits, the BASIX(R) inflation device and the Company's PTCA guide wire. In 1998 Merit began the manufacture of the hemostasis valve products in Ireland. Toward the end of 2001 the Company finished an R&D project and began manufacturing a new diagnostic guide wire. The property has been improved and equipped on terms favorable to the Company in connection with economic development incentives and grants provided by the Irish Government. This lease is for 20 years at approximately $210,000 per year. The Company also has a purchase option exercisable throughout the term of the lease.

          In October 1997, the Company began manufacturing operations in a facility of approximately 25,000 square feet of manufacturing space formerly occupied by the Company in Murray, Utah and shifted production of several well-established products to this facility. In 1998 Merit added an additional 25,000 square feet of manufacturing space to its Murray location. The additional manufacturing space was obtained to create room at the Company's principal manufacturing facility for the production of new products. The leases are for a term of five years with monthly lease payments of approximately $30,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.

         The "Market Information" included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report, is incorporated herein by reference.

Item 6.  Selected Financial Data.

          (In Thousands except for EPS)
                                                           Year Ended December 31,
                                           2001        2000        1999         1998          1997
                                        ---------    ---------   ---------    ---------    ---------
Operating Data:
  Sales                                 $ 104,036    $  91,448   $  77,960    $  68,377    $  60,579
  Cost of  Sales                           65,938       60,824      47,918       42,434       37,766
  Gross Profit                             38,098       30,624      30,042       25,943       22,813
  Selling, General and Administrative
   Expenses                                24,040       23,300      20,407       17,528       15,727
  Research and Development Expenses         4,118        3,864       3,618        3,244        4,446
  Severance Costs                            --            331        --           --           --
  Income from operations                    9,940        3,129       6,017        5,171        2,640
  Other Expense                               938        2,355       1,256          881          864
  Gain on sale of land                       (786)        --          --           --           --
  Income Before Income Tax Expense          9,788          774       4,761        4,290        1,776
  Income Tax Benefit (Expense)             (3,052)          53      (1,454)      (1,687)        (945)
  Minority Interest in Subsidiary            --           --           (81)        (152)         (33)
  Net Income                            $   6,736    $     827   $   3,226    $   2,451    $     798
  Net Income Per Share (Diluted)        $    0.63    $    0.08   $    0.34    $    0.26    $    0.09
  Weighted Average Shares Outstanding
       (Diluted)                           10,744        9,826       9,457        9,360        9,212
Balance Sheet Data:
  Working Capital                       $  26,911    $  32,447   $  33,934    $  15,780    $  14,738
  Total Assets                             66,659       71,447      72,360       50,665       45,270
  Long-Term Debt                            5,727       24,012      27,817        3,389        3,914
Stockholders' Equity                    $  47,658    $  34,773   $  32,690    $  29,086    $  25,802

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         2001 was by far the most exciting and rewarding year in the history of Merit Medical, particularly on the heels of the challenging year preceding it. The Company has not only achieved a 14% top line growth but improved just about every area of its financial statements, especially the bottom line, up 715% over an albeit "troubled" 2000. Income for 2001 was also up 109% over 1999, the previous best year ever, and within 8% of exceeding the total net income of the previous four years (1997 - 2000).

         2001 was a year of great accomplishments and important milestones. To start with Merit passed a major milestone of $100 million in revenues. The Company also passed important milestones in equity market capitalization of first $100 million, and now $200 million. Merit Medical surpassed the milestone of over $100,000 of sales per employee for 2001, up 54% from just two years ago. From January 2000 to February 2002, the Company's revenue has increased over 30% while inventory has dropped over 31%. The preceding two accomplishments, along with our upgraded MIS systems and our new incentive pay system, have worked together to make the Company much more productive. The productivity gains are evident in both the gross margin and SG&A improvements as a percent of sales. Maybe the best milestone of all is that since late August 2000 (in just 19 months), Merit Medical has paid off approximately $32 million in debt and as of March 27, 2002 the line of credit is paid in full. All of these accomplishments and milestones have contributed to a record year for "the bottom line".

         So what made this happen and why do we believe it will continue? Higher productivity from all of our employees has come from a Company-wide incentive pay program that compensates each employee for individual, team and Company goals, the benefit from which it shares with the employees. The Company's new Oracle system, now learned, is increasing productivity. Management throughout the Company has learned important lessons from our 1999 to 2000 experiences. Continuing leverage of long-term investments in: (1) product breadth, quality and innovation (2) direct sales force in U.S. and Europe (3) quality systems and facilities.

         With the Company's cash flow improving and its debt paid off, it is in the position to take advantage of the many opportunities now becoming available to a company with the market leadership and reputation of Merit Medical. The Company has recently added products to its offerings which "weren't invented here" because Merit is the best option for these products to get the focused exposure they needed. Management believes there are many more opportunities to grow the company in addition to the continued growth of the market in which the Company sells, and the continued acceptance by the market of the Company's new and existing products, namely in the form of newly acquired products, technologies and/or business that will enhance and leverage further the strong position Merit Medical has achieved.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data as a percentage of sales:

                                         2001     2000   1999
                                        -----    -----   -----
Sales                                   100.0%   100.0%  100.0%
Gross margins                            36.6     33.5     38.5
Selling, general and administrative      23.1     25.5     26.2
Research and development                  4.0      4.2      4.6
Income from operations                    9.6      3.4      7.7
Income before income tax expense          9.4       .8      6.1
Net Income                                6.5       .9      4.1

         Sales increased by $12.6 million, or 13.8%, in 2001 compared to an increase of $13.5 million, or 17.3%, in 2000, and an increase of $9.6 million, or 14.0%, in 1999. The increase in sales for 2001 came from a 19% increase in custom kits, an 18% increase in stand-alone products and a 14% increase in inflation devices. Incremental sales of $7.1 million from the August 1999, Angleton catheter line acquisition was the largest contributing factor to the sales rise in 2000. Sales growth from 1999 through 2001 was also favorably affected by the introduction of new products and increased sales of existing products sold separately and packaged in custom kits, and increased penetration of the market by Merit's inflation devices. International sales in 2001 were approximately $23.8 million, or 23%, compared to $21.8 million, or 24%, in 2000, and $18.3 million, or 24%, in 1999. These increases were primarily a result of the addition of the Angleton product lines, ongoing growth in the direct sales in Europe, as well as greater acceptance of the Company's products in other international markets. Direct sales in France, Germany, the U.K., Belgium, the Netherlands and Canada were $10.6 million, $8.6 million and $8.2 million in 2001, 2000 and 1999, respectively.

         Gross profit as a percent of sales was 36.6%, 33.5%, and 38.5% in 2001, 2000, and 1999, respectively. The increase in the gross margin percentage in 2001 over 2000 was due primarily to an increase in efficiency and productivity gains by the operations group in the Utah facilities. A lower head count in both direct labor and overhead areas of production contributed to higher productivity. This margin percentage increase is expected to continue into 2002 as demonstrated by the 38.5% gross margin achieved in the fourth quarter of 2001. The Company is operating in a generally declining price market. There is also a general cost-increasing manufacturing environment. Merit has been able to battle this difficult situation with ever-increasing production volumes until 2000. Beginning in early 1999, the Company suffered through the implementation of a comprehensive new software system, which in the operations areas lead to difficulties in efficiently operating the purchasing, planning and manufacturing processes of the business. Merit also made a purposeful effort to increase its safety stock levels of inventory in preparation for higher, anticipated sales orders ahead of Y2K. The combination of these increased production demands created a build-up of capacity in labor and overhead. As the end of 1999 approached, however, the Company needed to reduce production levels to match cash-flow expectations. The reduced production volumes created higher overhead costs per unit, lower gross margins, and lower bottom-line results. Another important factor negatively affecting gross margins was the large (13.2%) drop in the Euro in relation to the Dollar during 2000. This reduced revenues and gross profit of the European operation by $1.1 million and reduced overall gross margins by 1.2%. In December 1999, the Company began the difficult process of down-sizing the labor and overhead capacities in the operation of its Utah facilities. The Company has eliminated the large excess negative production variances that were caused by the slow-down in production volumes. This was accomplished by the reduction of approximately 240 people from its high point in December of 1999, or an average reduction of 100 people in 2000 compared to 1999. This was accomplished primarily by attrition.

         Selling, general and administrative expenses increased $739,945, or 3.2%, in 2001 over 2000 and $2.9 million, or 14.2%, in 2000 over 1999. These additional expenditures were related principally to increased costs of expanding the direct sales force and their management both in U.S. and Europe. Another important factor has been the costs of the development of new business opportunities such as acquisitions, product distribution agreements, national accounts and the O.E.M portion of the business. These increases in costs have grown slower than sales, causing selling, general and administrative expenses as a percent of sales to decrease to 23.1 % in 2001, from 25.5% in 2000, and 26.2% in 1999.

         Research and development expenditures for 2001 were $4.1 million, an increase of 6.6%, compared to $3.9 million for 2000, which was an increase of 6.8%, compared to $3.6 million in 1999. Most of this increase was due to the addition of the R&D capabilities in Angleton, Texas with the Company's newly acquired catheter technology. Research and development costs as a percent of sales were 4.0%, 4.2% and 4.6% for 2001, 2000 and 1999, respectively.

         In 2001 higher sales, better gross margins and lower selling, administrative and research costs per dollar of sales combined to increase income from operations (up 218%), income before tax (up 1,066% without the benefit of the sale of land), and net income (up 715% to record levels), compared to 2000.

         In 2000, significantly lower gross margins more than offset the gains in sales as well as the efficiencies in SG&A and R&D Expenses, the net of which resulted in income from operations of $3.1 million, down 48% from 1999. The higher sales and gross margins, together with modest increases in operating expenses, positively affected income from operations in 1999 which increased to $6.0 million, up 16.4%. The income tax benefit for 2000 was $52,712, an effective rate of -6.8%. This negative tax rate was due principally to R&D tax credits which the Company was able to realize in the fourth quarter of 2000, including a portion of which related to prior years. Management expects the R&D tax credit to continue to favorably affect the Company's tax rate for 2002 year. The income tax provision for 1999 was $1.5 million, an effective rate of 30.6%. The effective tax rate improved significantly in 1999 as the Ireland facility became profitable and the 10% tax rate became a benefit.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001 the Company's working capital was $26.9 million, a decrease of over 17%, representing a current ratio of 3.5 to 1. This decrease was due primarily to the reduction of almost $4.5 million in inventory. The Company had $5.1 million outstanding under its line of credit at December 31, 2001. As of March 27, 2002, the line of credit balance is $0. Merit has financed leasehold improvements and equipment acquisitions through secured notes payable and capital lease arrangements with an outstanding balance of $1.2 million at December 31, 2001. For the year ended December 31, 2001 the Company generated cash from operations in the amount of $18.4 million, the most in the history of the Company, and an increase of 158% over 2000.

         The  Company  has  certain   commitments  related  to  long-term  debt,
operating leases, and royalty payments as set forth in Notes 6, 7 and 12 of the Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

         In December 2001, the SEC requested that all registrants discuss their most critical accounting policies in their MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the representation of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following are the Company's most critical accounting policies:

         Inventory Obsolescence Reserve: The Company writes down its inventory for estimated obsolescence for unmarketable products and slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company principally hedges the Euro. The Company enters into a forward foreign exchange contract to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant.

As of December 31, 2001 the Company had $5.1 million (2000- $ 23.0 million) of variable rate debt, all denominated in U.S. dollars. Annual interest expense would change by approximately $51,000 for every 1% change in interest rates.

Item 8.  Financial Satements and Supplementary Data

DEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


By: /s/ DELOITTE & TOUCHE LLP
-----------------------------
        DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 15, 2002
  (March 27, 2002 as to the effects of the stock split described in Note 15)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                2001            2000
                                                                  ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    341,690    $    412,384
  Short-term investments                                                85,286            --
  Trade receivables - net of allowance for uncollectible
    accounts:  2001 - $408,851; 2000 - $440,275                     14,748,021      13,235,858
  Employee and related party receivables                               266,905         440,654
  Irish Development Agency grant receivable                             98,081         177,477
  Inventories                                                       20,823,616      25,273,428
  Prepaid expenses and other assets                                    514,786         663,101
  Deferred income tax assets                                           723,299       1,183,944
  Income tax refund receivable                                            --           588,640
                                                                  ------------    ------------

          Total current assets                                      37,601,684      41,975,486
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT:
  Land                                                               1,252,066       1,260,985
  Building                                                           1,500,000       1,500,000
  Automobiles                                                           91,573         131,036
  Manufacturing equipment                                           23,289,880      19,696,550
  Furniture and fixtures                                             9,963,045       9,576,084
  Leasehold improvements                                             5,659,457       5,420,194
  Construction-in-progress                                           1,738,540       2,120,671
                                                                  ------------    ------------

          Total                                                     43,494,561      39,705,520
  Less accumulated depreciation and amortization                   (21,671,501)    (17,860,490)
                                                                  ------------    ------------

          Property and equipment - net                              21,823,060      21,845,030
                                                                  ------------    ------------

OTHER ASSETS:
  Patents and trademarks - net of accumulated amortization:
    2001 - $1,630,528; 2000 - $1,382,672                             2,434,632       2,522,384
  Cost in excess of the fair value of assets acquired - net of
    accumulated amortization:  2001 - $712,760; 2000 - $417,398      4,764,596       5,062,458
  Deposits                                                              34,843          41,273
                                                                  ------------    ------------

          Total other assets                                         7,234,071       7,626,115
                                                                  ------------    ------------

TOTAL ASSETS                                                      $ 66,658,815    $ 71,446,631
                                                                  ============    ============

                                                                      Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                        2001             2000
                                                         ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                      $    598,086    $  1,091,725
  Trade payables                                            4,659,295       4,835,517
  Accrued expenses                                          4,817,595       3,471,039
  Advances from employees                                     128,624          96,778
  Income taxes payable                                        486,763          33,420
                                                         ------------    ------------

          Total current liabilities                        10,690,363       9,528,479

DEFERRED INCOME TAX LIABILITIES                             1,654,383       2,177,833

LONG-TERM DEBT                                              5,727,381      24,011,778

DEFERRED CREDITS                                              928,280         955,839
                                                         ------------    ------------

          Total liabilities                                19,000,407      36,673,929
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 11)

STOCKHOLDERS' EQUITY:
  Preferred  stock - 5,000,000  shares  authorized  as
    of December  31, 2001 and 2000, no shares issued
  Common stock - no par value; 20,000,000 shares
    authorized; 10,701,617 and 9,735,260 shares issued
    at December 31, 2001 and 2000, respectively            25,958,295      19,779,765
  Retained earnings                                        22,353,053      15,617,075
  Accumulated other comprehensive loss                       (652,940)       (624,138)
                                                         ------------    ------------

           Total stockholders' equity                      47,658,408      34,772,702
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 66,658,815    $ 71,446,631
                                                         ============    ============

See notes to consolidated financial statements.                      (Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                             2001             2000             1999
                                         -------------    -------------    -------------
NET SALES                                $ 104,035,806    $  91,447,512    $  77,959,576
COST OF SALES                               65,938,044       60,823,459       47,917,815
                                         -------------    -------------    -------------

GROSS PROFIT                                38,097,762       30,624,053       30,041,761
                                         -------------    -------------    -------------

OPERATING EXPENSES:
  Selling, general, and administrative      24,040,297       23,300,352       20,406,927
  Research and development                   4,117,839        3,864,171        3,618,041
  Severance costs                                 --            330,975             --
                                         -------------    -------------    -------------
          Total operating expenses          28,158,136       27,495,498       24,024,968
                                         -------------    -------------    -------------

INCOME FROM OPERATIONS                       9,939,626        3,128,555        6,016,793
                                         -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                               40,530           39,091           50,391
  Interest expense                            (978,009)      (2,319,500)      (1,293,023)
  Miscellaneous income (expense)               786,248          (74,301)         (12,732)
                                         -------------    -------------    -------------
          Other expense - net                 (151,231)      (2,354,710)      (1,255,364)
                                         -------------    -------------    -------------

INCOME  BEFORE INCOME TAXES                  9,788,395          773,845        4,761,429

INCOME TAX BENEFIT (EXPENSE)                (3,052,417)          52,712       (1,454,762)

MINORITY INTEREST IN INCOME OF
  SUBSIDIARY                                      --               --            (81,077)
                                         -------------    -------------    -------------

NET INCOME                               $   6,735,978    $     826,557    $   3,225,590
                                         =============    =============    =============

EARNINGS  PER COMMON SHARE -
  Basic                                  $         .66    $         .09    $         .34
                                         =============    =============    =============
  Diluted                                $         .63    $         .08    $         .34
                                         =============    =============    =============

AVERAGE COMMON SHARES:
  Basic                                     10,142,089        9,661,618        9,426,953
                                         =============    =============    =============
  Diluted                                   10,743,668        9,826,131        9,457,091
                                         =============    =============    =============

PROFORMA EARNINGS PER COMMON
  SHARE (see Note 15):
  Earnings per common share:
    Basic                                $        0.53    $        0.07    $        0.27
                                         =============    =============    =============
    Diluted                              $        0.50    $        0.07    $        0.27
                                         =============    =============    =============

  Average common shares:
    Basic                                   12,677,611       12,077,023       11,783,691
                                         =============    =============    =============
    Diluted                                 13,429,585       12,282,664       11,821,364
                                         =============    =============    =============

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                             Common Stock            Other Compre-     Retained
                                                        Total           Shares          Amount       hensive Loss      Earnings
                                                     ------------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 1999                             $ 29,086,368       9,386,143    $ 17,793,094    $   (271,654)   $ 11,564,928

Comprehensive income:
  Net income                                            3,225,590            --              --              --         3,225,590
  Other comprehensive loss -
    Foreign currency translation adjustment
    (net of tax                                          (257,300)           --              --          (257,300)           --
Comprehensive income                                    2,968,290            --              --              --              --
Tax benefit attributable to appreciation of common
  stock options exercised                                 245,200            --           245,200            --              --
Issuance of common stock for cash                          62,600          13,738          62,600            --              --
Issuance of common stock under Employee Stock
  Purchase Plans                                          312,027          82,913         312,027            --              --
Options and warrants exercised                            114,746          27,600         114,746            --              --
Shares surrendered in exchange for the payment of
  payroll tax liabilities                                  (1,583)           (330)         (1,583)           --              --
Shares surrendered in exchange for the exercise of
  stock options                                           (97,512)        (21,018)        (97,512)           --              --
                                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                             32,690,136       9,489,046      18,428,572        (528,954)     14,790,518

Comprehensive income:
  Net income                                              826,557            --              --              --           826,557
  Other comprehensive loss -
    Foreign currency translation adjustment
    (net of tax)                                          (95,184)           --              --           (95,184)           --
Comprehensive income                                      731,373            --              --              --              --
Tax benefit attributable to appreciation of common
  stock options exercised                                 172,818            --           172,818            --              --
Issuance of common stock under Employee Stock
  Purchase Plans                                          350,248          80,215         350,248            --              --
Options and warrants exercised                            933,605         183,325         933,605            --              --
Shares surrendered in exchange for the payment of
  payroll tax liabilities                                  (9,109)         (1,339)         (9,109)           --              --
Shares surrendered in exchange for the
  extinguishment of related party receivable              (45,004)         (8,183)        (45,004)           --              --
Shares surrendered in exchange for the exercise of
  stock options                                           (51,365)         (7,804)        (51,365)           --              --
                                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                             34,772,702       9,735,260      19,779,765        (624,138)     15,617,075

Comprehensive income:
  Net income                                            6,735,978            --              --              --         6,735,978
  Other comprehensive loss -
    Foreign currency translation adjustment
    (net of tax)                                          (28,802)           --              --           (28,802)           --
Comprehensive income                                    6,707,176            --              --              --              --
Tax benefit attributable to appreciation of common
  stock options exercised                               2,514,392            --         2,514,392            --              --
Deferred compensation                                     (37,084)         (5,960)        (37,084)           --              --
Issuance of common stock under Employee Stock
  Purchase Plans                                          257,702          44,479         257,702            --              --
Options and warrants exercised                          5,019,939       1,036,279       5,019,939            --              --
Shares surrendered in exchange for the payment of
  payroll tax liabilities                                (537,375)        (34,644)       (537,375)           --              --
Shares surrendered in exchange for the
  extinguishment of related party receivable             (214,558)        (19,427)       (214,558)           --              --
Shares surrendered in exchange for the exercise of
  stock options                                          (824,486)        (54,370)       (824,486)           --              --
                                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001                           $ 47,658,408      10,701,617    $ 25,958,295    $   (652,940)   $ 22,353,053
                                                     ============    ============    ============    ============    ============

See notes to consolidated financial statements

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                             2001            2000            1999
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  6,735,978    $    826,557    $  3,225,590
                                                          ------------    ------------    ------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            4,767,588       4,486,291       3,757,539
    (Gain) losses on sales and abandonment of
      property and equipment                                  (784,729)         49,833           8,339
    Write-off of certain patents and trademarks                 93,291            --              --
    Amortization of deferred credits                          (203,131)       (166,609)       (215,894)
    Deferred income taxes                                      (45,152)        389,635         450,734
    Tax benefit attributable to appreciation of
      common stock options exercised                         2,514,392         172,818         245,200
    Minority interest in income of subsidiary                     --              --            81,077
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Short-term investments                                   (85,286)           --              --
      Trade receivables                                     (1,512,163)       (685,726)     (2,113,647)
      Employee and related party receivables                   (40,809)         17,145         (29,809)
      Irish Development Agency grant receivable                 79,396         (84,418)        105,386
      Inventories                                            4,449,812       2,274,934      (7,150,393)
      Prepaid expenses and other assets                        148,315           6,112          71,911
      Income tax refund receivable                             588,640        (378,528)       (210,112)
      Deposits                                                   6,430          10,046          22,899
      Trade payables                                          (176,222)         86,085       1,176,099
      Accrued expenses                                       1,346,556         378,759         771,936
      Advances from employees                                   31,846         (19,316)         42,004
      Income taxes payable                                     453,343        (236,021)         74,719
                                                          ------------    ------------    ------------

          Total adjustments                                 11,632,117       6,301,040      (2,912,012)
                                                          ------------    ------------    ------------

          Net cash provided by operating activities         18,368,095       7,127,597         313,578
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for:
    Property and equipment                                  (4,091,399)     (4,690,107)     (4,750,608)
    Patents and trademarks                                    (263,427)       (406,229)       (269,388)
    Acquisitions                                                  --          (607,129)    (11,322,916)
  Proceeds from the sale of property and equipment             952,308       1,347,613            --
                                                          ------------    ------------    ------------

           Net cash used in investing activities            (3,402,518)     (4,355,852)    (16,342,912)
                                                          ------------    ------------    ------------

                                                                     (Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                            2001            2000            1999
                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility              $(17,884,761)   $ (2,907,596)   $ (7,567,655)
  Proceeds from:
    Issuance of common stock                                3,915,780       1,223,379         390,278
    Notes payable to financial institutions
      and capital lease                                          --              --        25,907,596
    Deferred credits                                          175,572         132,513          93,800
  Principal payments on notes payable to
    financial institutions and capital leases              (1,164,444)     (1,316,089)     (2,403,143)
  Purchase of treasury stock for deferred
    compensation                                              (37,084)           --              --
                                                         ------------    ------------    ------------

          Net cash provided by (used in)
               financing activities                       (14,994,937)     (2,867,793)     16,420,876
                                                         ------------    ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                              (41,334)       (160,279)       (574,741)
                                                         ------------    ------------    ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            (70,694)       (256,327)       (183,199)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                        412,384         668,711         851,910
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                         $    341,690    $    412,384    $    668,711
                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
      Interest (including capitalized interest of
        approximately $105,000, $128,000, and $143,000
        during 2001, 2000, and 1999, respectively)       $  1,286,872    $  2,309,634    $  1,288,301
                                                         ============    ============    ============
      Income taxes                                       $    127,553    $    172,202    $    684,109
                                                         ============    ============    ============


                                                                     (Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
o During 2001, 2000, and 1999, the Company entered into capital lease obligations and notes payable for approximately $271,000, $508,000, and $50,000, respectively, for manufacturing equipment.

o    During 2001,  2000, and 1999,  options to purchase  34,644,  1,339, and 330 shares of the Company's common stock were surrendered in exchange for the Company's recording of payroll tax liabilities in the amount of approximately $537,000, $9,000, and $1,600.

o    During 2001,  2000, and 1999,  54,370,  7,804, and 21,018 shares of Company common stock with a value of approximately $824,000, $51,000, and $98,000, respectively, were surrendered in exchange for the exercise of stock options.

o During 1999, the Company acquired substantially all of the assets of the "Angleton Division" of Mallinckrodt Inc. (Angleton) in a purchase transaction for $7,867,699 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired (including goodwekk of $1,949,383)   $8,132,194
   Cash paid                                                           7,867,699
                                                                      ----------
   Liabilities assumed                                                $  264,495
                                                                      ==========

o Additionally, during 1999, the Company acquired the minority interest in its subsidiary, Merit Sensor Systems, Inc. (formerly Sentir) in a purchase transaction for $3,455,217 in cash. The minority interest carried by the Company at the date of acquisition was $629,577. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired (including goodwill of $2,825,640)   $3,574,016
   Cash paid                                                           3,455,217
                                                                      ----------
   Liabilities assumed                                                $  118,799
                                                                      ==========

          See notes to consolidated financial statements. (Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Merit Medical Systems, Inc. (Merit) and its wholly-owned subsidiaries, Merit Holdings, Inc. (MHI), and Merit Sensor Systems, Inc. collectively own 100% of Merit Medical Systems LP (MMSLP). Combined with its other wholly-owned subsidiary, Merit Medical International, Inc. (MMI), Merit, MHI, and Merit Sensor Systems, Inc. collectively own 100% of Merit Services, Inc. (MSI) (collectively, the Company). The Company develops, manufactures, and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular disease which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States, and Western Europe (see Note 10).

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

         Principles of Consolidation - The consolidated financial statements include those of Merit, MMI, MHI, MSI, MMSLP and Merit Sensor systems, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

         Receivables - The allowance for uncollectible accounts receivable is based on the Company's historical bad debt experience and on management's evaluation of collectibility of the individual outstanding balances.

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

         Long-Lived Assets - The Company evaluates the carrying value of long-term assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. There were no impairments as of December 31, 2001 or 2000.

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

         Accrued Expenses - Accrued expenses consist of the following at December 31, 2001 and 2000:

                                              December 31,
                                        -----------------------
                                           2001         2000
                                        ----------   ----------
               Accrued payroll taxes    $  377,254   $  213,322
               Accrued payroll             706,538      724,764
               Accrued bonuses             883,056       34,502
               Accrued commissions         278,675      230,857
               Accrued vacation            836,380      713,225
               Other accrued expenses    1,735,692    1,554,369
                                        ----------   ----------

               Total                    $4,817,595   $3,471,039
                                        ==========   ==========

         Research and Development - Research and development costs are expensed as incurred.

         Stockholders' Equity - On August 14, 2001, the Company's Board of Directors approved a five-for-four split of the Company's common stock effective August 27, 2001 for stockholders of record as of August 24, 2001. All historical share and per share amounts have been restated to reflect the stock split.

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

         In June 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets were issued. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Statement 142 became effective January 1, 2002 and eliminates the amortization of goodwill relating to past and future acquisitions. Instead, goodwill is subject to an impairment assessment that must be performed upon adoption of Statement 142 and at least annually thereafter.

         The initial application of Statements 141 and 142 will not have a material impact on the results of operations or financial condition of the Company. However, the adoption of Statements 141 and 142 will eliminate approximately $300,000 of goodwill amortization expense on an annual basis.

         In August of 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company beginning January 1, 2002. The effect on the Company's financial statements of adopting this statement was not significant.

         Short-term Investments - Trading securities are recorded at estimated fair value with unrealized gains and losses included in income. The basis of cost used in determining realized gains and losses is specific identification. The estimated fair value of all securities is determined by quoted market prices.

         Deferred Compensation - During 2001, the Company established certain deferred compensation plans (the "deferred compensation plans") for eligible participants. The deferred compensation plans permit each participant to defer a portion of their salary until the future. As permitted by the deferred compensation plans, the deferred salary may be invested on behalf of the participant in marketable securities, money market funds or the company's own stock. However, as the Company is the owner of the invested assets, such assets are reflected in the consolidated balance sheet at December 31, 2001. Short-term investments in marketable securities are classified as trading and recorded at fair value with unrealized gains and losses included in income. Common stock of the Company held for the deferred compensation plans is reported as a contra-equity account and is recorded at original cost. The deferred compensation obligation is classified as an accrued expense and adjusted, with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the underlying assets. Because the deferred compensation obligation may be settled by delivery of cash, shares of Company stock, or diversified assets, Company shares acquired are not included in basic earnings per share but are included in the calculation of diluted earnings per share.

2.       SEVERANCE COSTS

         During the year ended December 31, 2000, the Company terminated approximately 30 employees and correspondingly accrued a termination cost of approximately $331,000. This amount is included in operating expenses as severance costs.

3.       ACQUISITIONS

         On July 27, 1999, the Company acquired the 28% minority interest in its subsidiary, Merit Sensor Systems, Inc., for a purchase price of
         $3,574,016 consisting of $3,455,217 in cash and the assumption of liabilities in the amount of $118,799. Of the $3,574,016 purchase price, $226,463 was paid to related parties. The acquisition has been accounted for using the purchase method of accounting; as such, 100 percent of Merit Sensor Systems, Inc.'s results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Previous to the acquisition date, the minority interest's share of operations was excluded from net income in the consolidated statements of operations. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $2,825,640. Such excess has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

         On August 20, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of the Angleton Division of Mallinckrodt, Inc. (Angleton) for a purchase price of $8,132,194 consisting of $7,867,699 in cash and the assumption of liabilities in the amount of $264,495. Angleton is a manufacturer of medical catheters. The acquisition has been accounted for using the purchase method of accounting; as such, Angleton's results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,949,383. Such excess has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

         The unaudited pro forma results of operations of the Company for the year ended December 31, 1999 (assuming the acquisition of Angleton had occurred as of January 1, 1999) are as follows:

                                                        1999

         Net Sales                                  $87,606,126
         Net Income                                   3,944,207
         Net income per share (basic and diluted)          0.52

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

4.       INVENTORIES

         Inventories consist of the following at December 31, 2001 and 2000:

                                                      2001            2000
                                                   ------------    ------------

             Finished goods                        $ 13,716,474    $ 15,255,622
             Work-in-process                          3,001,250       3,678,807
             Raw materials                            7,501,253       8,325,314
             Less reserve for obsolete inventory     (3,395,361)     (1,986,315)
                                                   ------------    ------------

             Total                                 $ 20,823,616    $ 25,273,428
                                                   ============    ============

5.       INCOME TAXES

         Deferred income tax assets and liabilities at December 31, 2001 and 2000 consist of the following temporary differences and carry forward items:

                                                   Current                       Long-Term
                                             2001           2000           2001            2000
                                           ---------      ---------      ---------        -------
Deferred income tax assets:
  Allowance for uncollectible
    accounts receivable                  $   163,540    $    17,788           --             --
  Accrued compensation expense               263,126        198,338           --      $     9,612
  Tax credits                                   --             --      $   813,599        282,630
  Inventory capitalization for
    tax purposes                             106,937        137,513           --             --
  Inventory obsolescence reserve           1,427,188        576,319
  Net operating losses of subsidiaries       120,779         95,704        278,639        231,989
  Other                                       65,004        192,113        444,915        407,810

Total deferred income tax assets           2,146,574      1,217,775      1,537,153        932,041
                                           ---------      ---------      ---------        -------

Deferred income tax liabilities:
  Prepaid expenses                        (1,419,916)          --             --             --
  Differences between tax basis
    and financial reporting basis
    of property and equipment                   --             --       (2,880,088)    (3,098,747)
  Other                                       (3,359)       (33,831)      (311,448)       (11,127)

Net                                      $   723,299    $ 1,183,944    $(1,654,383)   $(2,177,833)


         Income tax expense for the years ended December 31, 2001, 2000, and 1999 differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                                     2001             2000          1999

Computed Federal income tax expense at
  statutory rate of 35%                           $ 3,425,938    $   270,846    $ 1,666,500
State income taxes                                    159,770         25,153        124,352
Creation of tax credits                              (399,001)      (444,551)      (140,369)
Tax benefit of foreign sales corporation             (141,565)       (53,139)      (109,579)
Income of subsidiaries recorded at
  foreign tax rates                                   (63,517)       (13,746)      (115,803)
Other - including the effect of graduated rates        70,792        162,725         29,661

Total income tax (benefit) expense                $ 3,052,417    $   (52,712)   $ 1,454,762

         The components of the provision for income taxes are as follows:

                                          2001           2000          1999
                                      -----------    -----------    -----------
        Current expense (benefit):
          Federal                     $ 2,608,391    $  (423,470)   $   735,293
          State                           370,707        (29,922)       196,642
          Foreign                         118,471         11,045         72,093
                                      -----------    -----------    -----------
                                        3,097,569       (442,347)     1,004,028
                                      -----------    -----------    -----------

        Deferred expense (benefit):
          Federal                         (57,070)       196,470        509,077
          State                          (124,908)       132,281         (8,230)
          Foreign                         136,826         60,884        (50,113)
                                      -----------    -----------    -----------
                                          (45,152)       389,635        450,734
                                      -----------    -----------    -----------

        Total                         $ 3,052,417    $   (52,712)   $ 1,454,762
                                      ===========    ===========    ===========

6.       REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

         Revolving Credit Facility - The Company maintains a long-term revolving credit facility (the Facility) with a bank, which enables the Company to borrow funds at variable interest rates. In March 2000, the Company amended the Facility by increasing the amount of borrowings available to $35 million. Then, during September 2001, the Company voluntarily reduced the facility to $8 million. The Facility is fully due and payable on June 30, 2006. Additionally, the facility is reduced by $375,000 on the last day of each quarter commencing with the quarter ending September 30, 2001. The weighted average interest rates applied to the outstanding balances at December 31, 2001 and 2000 were 3.42% and 8.20%, respectively. Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2001 and 2000, management of the Company believes the Company was in compliance with all debt covenants. As of December 31, 2001 and 2000, the Company owed $5,115,239 and $23,000,000 under the Facility, respectively. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

         Long-term Debt - Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                 2001          2000
Notes payable to  financial  institutions;  payable in
    monthly  installments through 2004, including interest
    at rates ranging from 6.26% to 8.89%; collateralized
    by equipment                                             $ 1,210,228   $ 1,963,368

Capital lease obligations (see Note 7)                              --         140,135

Revolving credit facility (see above)                          5,115,239    23,000,000
                                                             -----------   -----------

Total                                                          6,325,467    25,103,503
Less current portion                                             598,086     1,091,725
                                                             -----------   -----------

Long-term portion                                            $ 5,727,381   $24,011,778
                                                             ===========   ===========

         Scheduled maturities of long-term debt at December 31, 2001 are as follows:

                    Year ending December 31:

                    2002                   $  598,086
                    2003                      457,508
                    2004                       78,266
                    2005                       66,137
                    2006                    5,125,470
                                           ----------

                   Total                   $6,325,467
                                           ==========

7.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company has noncancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. Total rental expense on these operating leases and on the Company's new manufacturing and office building (see below) for the years ended December 31, 2001, 2000, and 1999 approximated $2,539,000, $2,539,000, and $3,094,000, respectively.

         In June 1993, the Company entered into a 25 year lease agreement with a developer for a new manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after 10 years and, if not exercised, after 25 years. In connection with this lease agreement, the Company in 1993 sold to the developer 10 acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 194,326 shares of the Company's common stock at $3.96 per share subject to carrying cost increases of 3% per year ($4.73 as of December 31, 2001). The warrants expire in 2005.

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

         The future minimum lease payments for operating leases as of December 31, 2001, are as follows:

                                                 Operating
                                                   Leases

                Year ending December 31:
                 2002                           $ 2,490,777
                 2003                             2,226,808
                 2004                             2,167,641
                 2005                             2,101,241
                 2006                             2,096,110
                 Thereafter                      21,566,087
                                                -----------

                Total minimum lease payments    $32,648,664
                                                ===========

         Irish Government Development Agency Grants - Through December 31, 2001, the Company has entered into several grant agreements with the Irish Government Development Agency of which approximately $98,000 and $177,000 remained in receivables at December 31, 2001 and 2000, respectively. The grant agreements reimburse the Company for a portion of the cost of property and equipment purchased in Ireland, specific research and development projects in Ireland, and costs of hiring and training employees located in Ireland. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2001, 2000, and 1999 in the amounts of approximately $36,000, $67,000, and $154,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are recorded as deferred credits and are amortized to income over lives corresponding to the depreciable lives of such property. During 2001, 2000, and 1999, approximately $175,000, $149,000, and $142,000, respectively, of the deferred credit was amortized as a reduction of operating expenses. There is a commitment to repay the government grants if Merit Medical were to cease production in Ireland within 10 years of the receipt of the last grant payment.

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

8.       EARNINGS PER COMMON SHARE (EPS)

         The following table sets forth the computation of basic diluted earnings per common share:

                                                      Net                  Per Share
                                                    Income       Shares      Amount
Year ended December 31, 2001:
  Basic EPS                                       $6,735,978   10,142,089   $   0.66
  Effect of dilutive stock options and warrants         --        601,579       --
                                                  ----------   ----------   --------

Diluted EPS                                       $6,735,978   10,743,668   $   0.63
                                                  ==========   ==========   ========

Year ended December 31, 2000:
  Basic EPS                                       $  826,557    9,661,618   $   0.09
  Effect of dilutive stock options and warrants         --        164,513       --
                                                  ----------   ----------   --------

Diluted EPS                                       $  826,557    9,826,131   $   0.08
                                                  ==========   ==========   ========

Year ended December 31, 1999:
  Basic EPS                                       $3,225,590    9,426,953   $   0.34
  Effect of dilutive stock options and warrants         --         30,138       --
                                                  ----------   ----------   --------

Diluted EPS                                       $3,225,590    9,457,091   $   0.34
                                                  ==========   ==========   ========

         For the years ended December 31, 2001, 2000, and 1999, approximately 486,000, 928,000, and 960,000 respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive. See Note 15.

9.       EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

         The Company offers to its employees an Employee Stock Purchase Plan which allows the employee on a quarterly basis to purchase shares of the Company's common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The total number of shares available to employees to purchase under this plan is 625,000 of which 281,400 have been purchased as of December 31, 2001.

         The Company has a long-term incentive plan which provides for the issuance of incentive stock options, non-statutory stock options, and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 3,000,000. Options may be granted to directors, officers, outside consultants, and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee in its sole discretion shall determine. In no event, however, shall the exercise price be less than the fair market value on the date of grant.

         Changes in stock options and warrants for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                          Options                           Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                          Weighted
                                                                  Average                           Average
                                                                  Exercise                          Exercise
                                                     Shares        Price                 Shares      Price
2001:
  Granted                                           1,131,911      $10.05
  Exercised                                         1,036,279       4.84
  Forfeited/expired                                   248,425       6.57
  Outstanding at December 31                        2,007,140       7.64                 194,326     $4.73
  Exercisable                                         644,373       4.57                 194,326      4.73

Weighted average fair value of
  options granted during year                                      $5.49

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $1.02

                                                          Options                           Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                          Weighted
                                                                  Average                           Average
                                                                  Exercise                          Exercise
                                                      Shares        Price                Shares      Price
2000:
  Granted                                             607,000      $3.60
  Exercised                                           183,325       5.10
  Forfeited/expired                                   155,550       5.55
  Outstanding at December 31                        2,159,933       4.91                 194,326     $4.59
  Exercisable                                       1,025,250       5.58                 194,326      4.59

Weighted average fair value of
  options granted during year                                      $1.60

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $0.77

                                                          Options                           Warrants
                                              ---------------------------------  -------------------------------
                                                                  Weighted                          Weighted
                                                                  Average                           Average
                                                                  Exercise                          Exercise
                                                  Shares           Price             Shares          Price
1999:
  Granted                                             561,125      $4.67
  Exercised                                            27,600       3.97
  Forfeited/expired                                    76,438       4.56
  Outstanding at December 31                        1,891,808       5.62                 194,326     $4.46
  Exercisable                                         925,600       5.76                 194,326      4.46

Weighted average fair value of
  options granted during year                                      $2.38

Weighted average fair value of
  shares issued under Employee
  Stock Purchase Plan                                              $0.66

         The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                                                                                     Options and Warrants
                    Options and Warrants Outstanding                                      Exercisable
-------------------------------------------------------------------------       ----------------------------
                                                Weighted
                                                Average
                                               Remaining          Weighted                      Weighted
     Range of                                 Contractual         Average                       Average
     Exercise                Number            Life               Exercise         Number       Exercise
      Prices              Outstanding          (in years)          Price        Exercisable      Price
Options:
    $3.60-$6.33                1,508,355          5.03            $ 4.64          644,373       $ 4.57
   $9.02-$16.91                  498,785          9.93             16.71

Warrants:
        $4.73                    194,326          3.08              4.73          194,326         4.73

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

                                      2001           2000           19999

Net income:
  As reported                  $   6,735,978   $   826,557    $   3,225,590
  Pro forma                        5,379,236       140,145        2,480,928

Net income per common share:
  Basic:
    As reported                $        0.66   $      0.09    $        0.34
    Pro forma                           0.53          0.00             0.24

  Diluted:
    As reported                         0.63          0.08             0.34
    Pro forma                           0.50         (0.01)            0.24

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0%; expected volatility of 63.48%, 61.04%, and 56.0% for 2001, 2000, and 1999, respectively; risk-free interest rates ranging from 4.58% to 6.71%; and expected lives ranging from 2.33 to
         4.58 years.

10.      SEGMENT REPORTING AND FOREIGN OPERATIONS

         During the years ended December 31, 2001, 2000, and 1999, the Company had foreign sales of approximately $23,801,000, $21,773,000, and $18,336,000 or approximately 23%, 24%, and 24%, respectively, of total sales, primarily in Japan, Germany, France, and the United Kingdom.

         The Company operates primarily in one segment in which it develops, manufactures, and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a leased manufacturing and distribution facility in Ireland and sales subsidiaries in Europe. The following is a summary of the Company's foreign operations by geographic area for fiscal years 2001, 2000, and 1999:

                                                        Transfers
                                         Sales to         Between                            Net
                                       Unaffiliated     Geographic                          Income        Identifiable
                                        Customers          Areas          Revenue           (Loss)           Assets
                                       -------------   -------------    -------------    -------------    -------------
Fiscal year ended December 31, 2001:
  United States, Canada, and
    international distributors         $  89,208,943   $   1,770,388    $  90,979,331    $   7,807,510    $  57,151,956
  Europe direct and European
    distributors                          14,826,863       6,101,400       20,928,263         (884,181)       9,506,859
  Eliminations                                  --        (7,871,788)      (7,871,788)        (187,351)            --
                                       -------------   -------------    -------------    -------------    -------------

Consolidated                           $ 104,035,806            None    $ 104,035,806    $   6,735,978    $  66,658,815
                                       =============   =============    =============    =============    =============

Fiscal year ended December 31, 2000:
  United States, Canada, and
    international distributors         $  80,380,485   $   1,060,749    $  81,441,234    $   2,301,524    $  61,897,460
  Europe direct and European
    distributors                          11,067,027       4,906,800       15,973,827       (1,608,513)       9,549,171
  Eliminations                                  --        (5,967,549)      (5,967,549)         133,546             --
                                       -------------   -------------    -------------    -------------    -------------

Consolidated                           $  91,447,512            None    $  91,447,512    $     826,557    $  71,446,631
                                       =============   =============    =============    =============    =============

Fiscal year ended December 31, 1999:
  United States, Canada, and
    international distributors         $  69,595,418   $   1,288,485    $  70,883,903    $   3,761,605    $  62,666,167
  Europe direct and European
    distributors                           8,364,158       4,281,400       12,645,558         (319,784)       9,694,302
  Eliminations                                  --        (5,569,885)      (5,569,885)        (216,231)            --
                                       -------------   -------------    -------------    -------------    -------------

Consolidated                           $  77,959,576            None    $  77,959,576    $   3,225,590    $  72,360,469
                                       =============   =============    =============    =============    =============

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

11.      RELATED PARTY TRANSACTIONS

         Receivables from employees and related parties at December 31, 2001 and 2000 totaled approximately $267,000 and $441,000, respectively, (including approximately $15,000 and $208,000, respectively, from officers of the Company). During 2001, approximately 19,427 shares of Company stock were surrendered in exchange for the extinguishment of a related party receivable in the amount of approximately $215,000.

12.      ROYALTY AGREEMENT

         In 1992, the Company settled litigation involving, among other things, allegations that certain of the Company's inflation device products infringed patents issued to another medical product manufacturing company (the Licensor). Pursuant to the settlement, the Company entered into a license agreement with the Licensor, whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty beginning January 1, 1992 of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2001, 2000, and 1999.

13.      EMPLOYEE BENEFIT PLAN

         The Company has a contributory 401(k) savings and profit sharing plan (the Plan) covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees' compensation. Contributions made by the Company to the Plan for the years ended December 31, 2001, 2000, and 1999 totaled approximately $361,000, $258,000, and $88,000, respectively.

         The Plan purchased unissued shares of the Company's common stock at market value during each of the three years ended December 31, 2001 as follows:

                                                                Market
                                                  Shares         Value
           Years ended December 31:
             2001                                  None          None
             2000                                  None          None
             1999                                13,819       $81,850

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly data (unaudited) for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                   Quarter Ended
                                         -----------------------------------------------------------------------
2001                                            March 31          June 30        September 30       December 31
Net sales                                     $ 26,788,373     $ 26,264,015      $ 25,694,128      $ 25,289,290
Gross profit                                     9,219,374        9,426,157         9,725,611         9,726,620
Income from operations                           2,083,229        2,177,236         2,730,338         2,948,823
Income tax expense                                 460,737          785,935           854,528           951,217
Net income                                       1,186,425        1,858,793         1,744,996         1,945,764
Basic earnings per common share                       0.12             0.19              0.17              0.18
Diluted earnings per common share                     0.12             0.18              0.16              0.17


2000

Net sales                                     $ 22,080,435     $ 23,552,859      $ 23,330,203      $ 22,484,015
Gross profit                                     7,634,050        7,616,239         7,958,848         7,414,916
Income from operations                             289,575          647,698         1,224,604           966,678
Income tax expense (benefit)                       (68,347)          19,254           169,026          (172,645)
Net income (loss)                                 (159,482)          44,927           394,397           546,715
Basic and diluted earnings
  (loss) per common share                            (0.02)            0.01              0.05              0.07


1999

Net sales                                     $ 17,701,723     $ 18,979,739      $ 19,920,419        21,357,695
Gross profit                                     6,692,102        7,349,765         7,763,440         8,236,454
Income from operations                           1,070,736        1,477,316         1,705,782         1,762,959
Income tax expense                                 255,731          446,516           463,321           289,194
Net income                                         565,123          752,684           928,768           979,015
Basic and diluted earnings
  per common share                                    0.06             0.08              0.10              0.10

15.      SUBSEQUENT EVENT

         On March  27,  2002,  the  Company's  Board  of  Directors  approved  a five-for-four stock split of the Company's common stock which is expected to be effective April 11, 2002 for stockholders of record as of April 8, 2002. Average dilutive common stock shares outstanding, giving retroactive effect to the stock split, at December 31, 2001, 2000, and 1999 are 13,429,585, 12,282,664, and 11,821,364. Proforma
         earnings per dilutive common stock share, giving retroactive effect to the stock split, at December 31, 2001, 2000, and 1999 are $0.50, $0.07,
         and $0.27.
.................................................................................



Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10, 11, 12 and 13

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 23, 2002. The definitive Proxy Statement will be filled with the Commission not later than 120 days after December 31, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Documents filed as part of this report:

         (1) Financial Statements. The following financial statements are incorporated by reference as provided in Item 8 of this report:

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

         -- Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

         -- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

         -- Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         --   Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedule

         --   Schedule II - Valuation and qualifying account

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                 Additions
                                Balance at       Charged to                      Balance at
                                 Beginning         Costs                           End of
Description                       of Year         Expenses       Deductions         Year
-----------                       -------         --------       ----------         ----
ALLOWANCE FOR
  UNCOLLECTIBLE

  ACCOUNTS:
  1999                          $(197,331)       $(158,722)        $50,578       $(305,475)

  2000                           (305,475)        (626,263)        491,463        (440,275)

  2001                           (440,275)         (50,892)         82,316        (408,851)



                  All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

          (b)     Reports on Form 8-K:

                  None.

          (c)     Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

           Description                                                                         Exhibit No.
           -----------------------------------------------------------------          ------------------------------
       3.1       Articles of Incorporation of the Company, as amended and             [Form 10-Q  filed  August 14,
                 restated*                                                            1996, Exhibit No. 1]
       3.2       Bylaws of the Company*                                               [Form S-18 filed  October 19,
                                                                                      1989, Exhibit No. 2]
         4       Specimen Certificate of the Company's Common Stock, no par value*    [Form S-18 filed  October 19,
                                                                                      1989, Exhibit No. 10]
      10.1       Merit Medical Systems, Inc. Long Term Incentive Plan (as amended     [Form 10-Q  filed  August 14,
                 and restated) dated March 25, 1996*                                  1996, Exhibit No. 2]
      10.2       Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as           [Form S-1 filed  February 14,
                 amended effective January 1, 1991*                                   1992, Exhibit No. 8]
      10.3       License Agreement, dated April 8, 1992 between the Company and       [Form S-1 filed  February 14,
                 Utah Medical Products, Inc.*                                         1992, Exhibit No. 5]
      10.4       Lease Agreement dated as of June 8, 1993 for office and              [Form  10-K  for  year  ended
                 manufacturing facility*                                              December  31,  1994,  Exhibit
                                                                                      No. 10.5]
      10.5       Loan Agreement with Zions First National Bank dated October 10,      [Form  10-K  for  year  ended
                 1995*                                                                December  31,  1995,  Exhibit
                                                                                      No. 10.5
      10.6       Amendment to Loan Agreement with Zions First National Bank dated     [Form  10-K  for  year  ended
                 October 10, 1997                                                     December  31,  1997,  Exhibit
                                                                                      No. 10.5]

      10.7       Amendment to Loan Agreement with Zions First National Bank dated     [Form 10-K for year ended
                 October 10, 1998                                                      December 31, 1998, Exhibit
                                                                                      No.10.7]

      10.8       Amendment to Loan Agreement with Zions First National Bank dated     [Form 10-K for year ended
                 August 11, 1999                                                       December 31, 1999, Exhibit
                                                                                      No.10.8]

      10.9       Agreement of sale by and between Merit Medical Systems, Inc. and     [Form  8-K dated  August  20,
                 Mallinckrodt Inc. dated August 20, 1999                              1999, Exhibit No. 10.1]

      10.10       Amendment to Loan Agreement with Zion's First National Bank          [Form 10-K for year ended
                 3/11/2000                                                            December 31, 2000, Exhibit
                                                                                      10.10]

      10.11      Merit Medical Systems, Inc. Highly Compensated Deferred              [Form 10-K for year ended
                 Compensation Plan.                                                   December 31, 2000, Exhibit
                                                                                      10.11]

      13.1       Annual Report to  Shareholders  for the year ended December 31,
                 Filed  herewith[  2000.  Certain  portions of this  exhibit are incorporated by reference into this Report on Form 10-K; except as so incorporated by reference, the Annual Report to Shareholders is not deemed filed as part of this Report on Form 10-K.

      23.1       Consent of Independent Auditors                                      Filed herewith




* These exhibits are incorporated herein by reference.

          (d)    Financial  Statement  Schedules:  There are no financial statement schedules required to be filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                   MERIT MEDICAL SYSTEMS, INC.



                                   By: /s/ FRED P. LAMPROPOULOS, PRESIDENT
                                   ---------------------------------------
                                           Fred P. Lampropoulos, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

       Signature                  Capacity in Which Signed
       ---------                  ------------------------
/s/: FRED P. LAMPROPOULOS         President, Chief Executive Officer and
-------------------------         Director
     Fred P. Lampropoulos



/s/: KENT W.STANGER               Chief Financial Officer, Secretary,
-------------------               Treasurer and Director (Principal financial
Kent W. Stanger                   and accounting officer)



/s/: RICHARD W. EDELMAN           Director
-----------------------
     Richard W. Edelman



/s/: REX C. BEAN                  Director
----------------
     Rex C. Bean



/s/: JAMES J. ELLIS               Director
-------------------
     James J. Ellis



/s/: MICHAEL E. STILLABOWER       Director
---------------------------
     Michael E. Stillabower