Form 10-Q
period 2002-03-31
MERIT MEDICAL SYSTEMS INC
filed 2002-05-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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
(State or other jurisdiction of                  (I.R.S. Identification No.
incorporation or organization)

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

Yes  X    No
   -----    ----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock                                          13,528,677
---------------                              -------------------------------
 TITLE OR CLASS                              Number of Shares Outstanding at
                                                     May 14, 2002

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION                                         PAGE
                                                                          ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2002
            and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . .1

            Consolidated Statements of Operations for the three months ended  March 31, 2002 and 2001 . . . . . . . . . . . . . . . .. . 3

            Consolidated Statements of Cash Flows for the three months ended  March 31, 2002 and 2001 . . . . . . . . . . . . . . . . .  4

            Notes to Consolidated Financial Statements . . . . . . . . . . .  6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of  Operations . . . . . . . . . . . . . . . . . . .  8

  Item 3.   Qualitative and Quantitative Disclosures About Market Risk . . . 11


PART II.    OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001   (Unaudited)
----------------------------------------------------------------------------------------
                                     ASSETS
                                     ------

                                                                March 31,     December 31,
                                                                 2002            2001
                                                             ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                    $    929,089    $    341,690
Short-term investments                                             85,286          85,286
Trade receivables - net                                        15,090,272      14,748,021
Employee and related
  party receivables                                               507,228         266,905
Irish Development Agency grant receivable                          38,777          98,081
Inventories                                                    19,151,617      20,823,616
Prepaid expenses and other assets                                 798,139         514,786
Deferred income tax assets                                        723,299         723,299
                                                             ------------    ------------
Total current assets                                           37,323,707      37,601,684
                                                             ------------    ------------
PROPERTY AND EQUIPMENT:
Land                                                            1,252,066       1,252,066
Building                                                        1,500,000       1,500,000
Manufacturing equipment                                        23,657,880      23,289,880
Automobiles                                                        91,488          91,573
Furniture and fixtures                                         10,153,885       9,963,045
Leasehold improvements                                          5,797,665       5,659,457
Construction-in-progress                                        2,331,234       1,738,540
                                                             ------------    ------------
Total                                                          44,784,218      43,494,561
Less accumulated depreciation
  and amortization                                            (22,732,277)    (21,671,501)
                                                             ------------    ------------
Property and equipment - net                                   22,051,941      21,823,060
                                                             ------------    ------------
OTHER ASSETS:
Patents, trademarks and licenses - net                          2,353,162       2,434,632
Deposits                                                           34,834          34,843
Cost in excess of the fair value of assets of acquired-net      4,764,596       4,764,596
                                                             ------------    ------------
Total other assets                                              7,152,592       7,234,071
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 66,528,240    $ 66,658,815
                                                             ============    ============

(Continued)
                 See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001 (Unaudited)
----------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                March 31,     December 31,
                                                                 2002            2001
                                                             ------------    ------------

CURRENT LIABILITIES:
Current portion of long-term debt                            $    581,452    $    598,086
Trade payables                                                  4,332,313       4,659,295
Accrued expenses                                                6,383,769       4,817,595
Advances from employees                                           152,495         128,624
Income taxes payable                                            1,457,274         486,763
                                                             ------------    ------------
Total current liabilities                                      12,907,303      10,690,363

DEFERRED INCOME TAX LIABILITIES                                 1,686,710       1,654,383

LONG-TERM DEBT                                                    490,313       5,727,381

DEFERRED CREDITS                                                  883,015         928,280
                                                             ------------    ------------
Total Liabilities                                              15,967,341      19,000,407
                                                             ------------    ------------
STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000  shares  authorized
 as of March 31, 2002 and December
 31, 2001, respectively, no shares issued
Common  stock-  no par  value; 20,000,000
 shares  authorized; 13,516,705 and
 13,377,021 shares issued at March 31, 2002
 and December 31, 2001, respectively                           26,527,840      25,958,295
Accumulated other comprehensive loss                             (646,901)       (652,940)
Retained earnings                                              24,679,960      22,353,053
                                                             ------------    ------------
Total stockholders' equity                                     50,560,899      47,658,408
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 66,528,240    $ 66,658,815
                                                             ============    ============

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001         (Unaudited)
-------------------------------------------------------------------------------

                                       March 31,     March 31,
                                         2002           2001
                                      -----------   -----------
NET SALES                             $28,672,168   $26,788,373
COST OF SALES                          17,520,388    17,568,999
                                      -----------   -----------
GROSS PROFIT                           11,151,780     9,219,374
                                      -----------   -----------
OPERATING EXPENSES:
Selling, general and administrative     6,705,248     6,006,073
Research and development                  963,289     1,130,072
                                      -----------   -----------
TOTAL OPERATING EXPENSES                7,668,537     7,136,145
                                      -----------   -----------
INCOME FROM OPERATIONS                  3,483,243     2,083,229

OTHER EXPENSE - NET                        60,362       436,067
                                      -----------   -----------
INCOME BEFORE INCOME TAXES              3,422,881     1,647,162

INCOME TAX EXPENSE                      1,095,974       460,737
                                      -----------   -----------
NET INCOME                            $ 2,326,907   $ 1,186,425
                                      ===========   ===========
EARNINGS PER COMMON SHARE -
    Basic                             $       .17   $       .10
                                      ===========   ===========
    Diluted                           $       .16   $       .10
                                      ===========   ===========
AVERAGE COMMON SHARES -
    Basic                              13,415,144    12,180,083
                                      ===========   ===========
    Diluted                            14,511,719    12,334,506
                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001  (Unaudited)
-------------------------------------------------------------------------------

                                                      March 31,       March 31,
                                                        2002            2001
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 2,326,907    $ 1,186,425
                                                     -----------    -----------
Adjustments to reconcile net income to net
 cash provided by in operating activities:
Depreciation and amortization                          1,111,747      1,112,130
Bad debt expense                                          42,900         59,417
Gain on sales of
 property and equipment                                     (204)
Amortization of deferred credits                         (39,996)       (34,710)
Deferred income taxes                                     32,327         32,255
Changes in operating assets and liabilities:
 Trade receivables                                      (385,151)    (1,195,687)
 Employee and related party receivables                 (240,323)        34,051
 Irish Development Agency grant receivable                54,035        123,743
 Inventories                                           1,671,999      2,149,837
 Prepaid expenses and other assets                      (283,353)      (237,557)
 Deposits                                                      9          2,414
 Trade payables                                         (326,982)      (277,608)
 Accrued expenses                                      1,566,174      1,642,902
 Advances from employees                                  23,871         41,428
 Income taxes payable                                    970,511        635,134
                                                     -----------    -----------
Total adjustments                                      4,197,564      4,087,749
                                                     -----------    -----------
Net cash provided by operating activities              6,524,471      5,274,174
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
 Property and equipment                               (1,297,145)      (743,856)
 Intangible assets                                        37,890        (99,029)
 Proceeds from sale of property and equipment                301
                                                     -----------    -----------
Net cash used in investing activities                 (1,258,954)      (842,885)
                                                     -----------    -----------

                 See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (Continued)  FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 (Unaudited)
----------------------------------------------------------------------------------
                                                         March 31,     December 31,
                                                           2002            2001
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                  $   569,545    $   109,139
Principal payments on long-term debt                     (5,253,702)    (4,440,829)
                                                        -----------    -----------
Net cash used in financing activities                    (4,684,157)    (4,331,690)
                                                        -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH                              6,039        (42,891)
                                                        -----------    -----------
NET INCREASE IN CASH                                        587,399         56,708

CASH AT BEGINNING OF PERIOD                                 341,690        412,384
                                                        -----------    -----------
CASH AT END OF PERIOD                                   $   929,089    $   469,092
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
  Interest (including capitalized interest of $17,282
   and $16,771, respectively)                           $    51,510    $    70,792
                                                        ===========    ===========
  Income taxes                                          $    93,136    $   118,360
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the three month periods ended March 31, 2001, the Company entered into a note payable totaling $271,169 for manufacturing equipment and furniture and fixtures.

                 See Notes to Consolidated Financial Statements

                           MERIT MEDICAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------


1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year period.

2. Inventories. Inventories at March 31, 2002 and December 31, 2001 consisted of the following:


                                                  March 31,     December 31,
                                                     2002          2001
                                              --------------  ---------------

  Raw materials                               $   7,170,837    $   7,501,253
  Work-in-process                                 4,381,572        3,001,250
  Finished goods                                 11,333,132       13,716,474
  Less reserve for obsolete inventory            (3,733,924)      (3,395,361)
                                              --------------  ---------------
  Total                                       $  19,151,617    $  20,823,616
                                              ==============  ===============


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended March 31, 2002 and 2001. The effective tax rate for the three months ended March 31, 2002 and 2001 is below the 35% federal statutory tax rate, as the result of research tax credits now available and the Company's profitable operations in Ireland which are taxed at a tax rate that is lower than the Company's U.S. overall effective rate.

4. Reporting Comprehensive Income. The Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 2002 and December 31, 2001, the cumulative effect of such transactions reduced stockholders' equity by approximately $646,901 and $652,940, respectively. Comprehensive income for the three months ended March 31, 2002 and 2001 is computed as follows:

                                               Three Months Ended
                                                    March 31,
                                            2002              2001
                                         ------------    -------------

Net Income                               $ 2,326,907      $ 1,186,425
Foreign currency translation                   6,039          (42,891)
                                        ------------     -------------
Comprehensive income                     $ 2,332,946      $ 1,143,534
                                        ============     =============

                           MERIT MEDICAL SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
-------------------------------------------------------------------------------


5. Goodwill and Other Intangible Assets. The Company has adopted, effective January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company will no longer amortize goodwill from past business acquisitions and will review annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company has completed its initial testing of goodwill and has determined that there is no impairment. The unamortized amount of goodwill at December 31, 2001, was $4.8 million.

With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

The following table reconciles net income and earnings per share information for the three months ended March 31, 2002 and 2001, for the non amortization provision of goodwill for SFAS No. 142:

                                                                           Three Months Ended
                                                               March 31,                      March 31 ,
                                                                 2002                             2001
                                                         -------------------------------------------------
Report net income                                            $2,326,907                       $1,186,425
Add back: goodwill amortization, net of tax                                                       53,615
                                                         -------------------------------------------------
Adjusted net income                                          $2,326,907                        $1,240,040
                                                         =================================================

Basic earnings per share:

  Reported earnings per common share                              $0.17                            $0.10
  Add back: goodwill amortization, net of tax                                                          -*
                                                         -------------------------------------------------
  Adjusted earnings per common share                              $0.17                            $0.10
                                                         =================================================
Diluted earnings per share:

  Reported earnings per common share                             $0.16                             $0.10
  Add back: goodwill amortization, net of tax                                                          -*
                                                         -------------------------------------------------
  Adjusted earnings per common share                              $0.16                             $0.10
                                                         =================================================

*There was no impact on basic and diluted earnings per share for the $53,615 added back to net income for the three months ended March 31, 2001.

The following table reflects the components of intangible assets as of March 31, 2002:

                                 Gross Carrying   Accumulated
                                    Amount       Amortization          Net
                                  ------------------------------------------
Amortized Intangible Assets:
  Patents                         $2,594,325    $  (691,348)    $  1,902,977
  Trademarks                         348,124       (164,025)         184,099
  Licenses                           591,005       (324,919)         266,086
                                  ------------------------------------------
  Total                           $3,533,454    $(1,180,292)    $  2,353,162
                                  ==========================================
Unamortized Intangible Assets:
  Goodwill                        $5,477,356    $  (712,760)    $  4,764,596
                                   =========================================

6. Stock Split. On March 28, 2002, the Company announced a five-for-four stock split effective April 8, 2002. All earnings per share and share data have been adjusted to reflect the split, because it was consummated prior to releasing the March 31, 2002 form 10-Q.

                           MERIT MEDICAL SYSTEMS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
--------------------------------------------------------------------------------


Estimated amortization expense for the intangible assets for the current year and five succeeding fiscal years is as follows:

Aggregate Amortization Expense:
---------------------------------------------
For year ended 12/31/2002                      $235,596

Estimated Amortization Expense:
----------------------------------------------
For year ended 12/31/2003                      $203,940
For year ended 12.31/2004                       183,385
For year ended 12/31/2005                       177,286
For year ended 12/31/2006                       174,496
For year ended 12/31/2007                      $172,283


ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

Merit Medical Systems enjoyed its best quarter in history, experiencing record revenues and earnings in the three months ended March 31, 2002. The Company's sales increased over 7% for the first quarter 2002 compared to the first quarter of 2001, across most product lines, particularly inflation devices and catheter products. Continued positive momentum in manufacturing efficiency has resulted in favorable labor and overhead utilization as compared to the first three months of 2001.

Management has continued to reduce inventory with an additional reduction of almost $1.7 million since December 31, 2001 and over $9 million during the last two years. This reduction in inventory has resulted in lower inventory carrying costs. The Company's cash flow from operations was a record $6.5 million for the first three months of 2002, and the Company was able to reduce its long-term debt by $5.3 million during the period. In just over 19 months the Company has reduced its line of credit balance over $30 million, from $30.4 million at August 24, 2000 to $0 as of March 31, 2002. This lower debt, combined with falling interest rates, has resulted in a significant decrease in interest expense.

Management is pleased to report that the fundamental financial performance of the Company has improved over the last year in almost every area. Sales are up, productivity has increased, gross margins have improved, and debt balances and interest costs are down, resulting in much improved cash flows, net income, and earnings per share.

On March 28, 2002 the Company announced that its board of directors had approved a five-for-four forward stock split for all Stockholders of record on April 8, 2002. All applicable comparative financial information has been restated to reflect this stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Operations. The Company's sales and income increased to record levels for the three months ended March 31, 2002 compared to the same period in 2001. The Company also experienced record earnings of $2.3 million for the three months ended March 31, 2002, compared to net income of $1.2 million for the same period of 2001. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2002 and 2001:

                                                      Three Months Ended
                                                            March 31,

                                                     2002              2001
                                                   --------------------------

Sales                                                 100.0 %          100.0%
Gross profit                                           38.9             34.4
Selling, general and administrative                    23.4             22.4
Research and development                                3.4              4.2
Income from operations                                 12.1              7.8
Other expense                                            .2              1.6
Net income                                              8.1              4.4


 Sales. Sales for the first quarter of 2002 increased by 7.0%, or $1.9 million, compared to the same period for 2001. This increase is due to sales volume increases across most of the Company's product families and is compared to a quarter which was at the time the highest ever, with some unusually high packer and OEM orders early last year. The Company experienced increased sales of its inflation devices (up 10.1%) and catheters (up 9.4%). To a lesser degree, this increase was attributable to growth in sales of stand alone products (up 5.2%) and kits (up 4.7%).

Gross Profit. Gross profit as a percentage of sales increased significantly in the first quarter of 2002 to 38.9% as compared to 34.4% in the first quarter of 2001. The Company's margins are improving, due primarily to an increase in efficiency and productivity gains by the operations group in the Utah facilities. A lower head count in both direct labor and overhead areas of production contributed to higher productivity. Continued improvements are still possible at the Angleton plant which continues to have excess overhead and capacity that negatively effect margins, but the negative variances are beginning to shrink.

Operating Expenses. Operating expenses increased slightly as a percentage of sales to 26.7% of sales in the first quarter of 2002 compared to 26.6% in the first quarter of 2001. Selling, general and administrative costs as a percentage of sales increased to 23.4%, in 2002, compared to 22.4% for the first quarter of 2001. The increase as a percentage of sales in the current period was due primarily to an increase in expenses that exceeded, as a percentage basis, the increase in revenues. These additional expenditures were related principally to increased costs of expanding the direct sales force and their management both in United States and international markets as well as some marketing expense increases. Research and development expenses dropped by $166,783 and were 3.4% of sales in the first quarter of 2002 compared to 4.2% of sales for the first quarter of 2001. This decrease in expense was due primarily to the conversion of research and development resources to manufacturing resources associated with the new diagnostic wire product in Ireland.

Income. During the quarter ended March 31, 2002, the Company reported income from operations of $3.5 million, an increase of 67% from income from operations of $2.1 million for the comparable period in 2001. The increase in operating income for the most recent quarter was attributable primarily to increased sales and higher gross margins. Lower debt balances and interest rates helped decrease interest expense. This combined for a net income of $2.3 million for the quarter ended March 31, 2002 compared to a net income of $1.2 million for the same quarter of 2001.

Liquidity and Capital Resources. At March 31, 2002, the Company's working capital was $24.4 million, which represented a current ratio of 2.9 to 1. In March 2000, in an effort to reduce bank fees, the Company decreased an available secured bank line of credit to $22 million. At March 31, 2001, the outstanding balance under the line of credit was $0 representing a reduction of over $30 million in about 19 months. Historically, the Company has incurred significant

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables. The Company's principal source of funding for these and other expenses has been the sale of equity and cash generated from operations, secured loans on equipment and bank lines of credit. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Critical Accounting Policies and Estimates. In December 2001, the SEC requested that all registrants discuss their most critical accounting policies. The SEC indicated that a "critical accounting policy" is one which is both important to the representation of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following are the Company's most critical accounting policies:

Inventory Obsolescence Reserve: The Company writes down its inventory for estimated obsolescence for unmarketable and slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The Company's obsolescence reserve was $3.7 million on March 31, 2002.

Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and current customer information. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's bad debt reserve was $451,751 at March 31, 2002, in line with its historical experience with collection of receivables.

Forward-Looking Statements. This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, timely product introductions potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuation, changes in health care are markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or a person acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3:

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company principally hedges the EURO currency. The Company enters into forward foreign exchange contracts to protect the Company from the risk that the eventual net dollar cash flows resulting from transactions with foreign customers and suppliers may be adversely affected by changes in currency exchange rates. Such contracts are not significant to the financial position or results of operations to the Company. The Company does not invest in hedges for speculative proposes.

                           PART II - OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

          (a) Exhibits   - None

          (b) Reports on Form 8-K - The Company filed a report on Form 8-K dated
              February  15,  2002  to  report  certain   financial   information
              discussed in the Company's 2001 fourth quarter and year-end conference call.

MERIT MEDICAL SYSTEMS, INC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:     May 14, 2002             /s/: FRED P. LAMPROPOULOS
       -----------------------------------------------------------------------
                                        FRED P. LAMPROPOULOS
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER





Date:     May 14, 2002            /s/: KENT W. STANGER
       -----------------------------------------------------------------------
                                       KENT W. STANGER
                                       SECRETARY AND CHIEF FINANCIAL OFFICER