Form 10-Q
period 2002-06-30
MERIT MEDICAL SYSTEMS INC
filed 2002-08-13
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

  Commission File Number                    0-18592

                           MERIT MEDICAL SYSTEMS, INC.


             (Exact name of Registrant as specified in its charter)

             Utah                                        87-0447695
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

               1600 West Merit Park Way, South Jordan, Utah, 84095
               ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (801) 253-1600


              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  x    No
     -----    ----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



   Common Stock                                         13,706,687
  --------------                             -------------------------------
  TITLE OR CLASS                             Number of shares Outstanding at
                                                   August 12, 2002



                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q

  PART I.   FINANCIAL INFORMATION                                                     PAGE
                                                                                      ----
    Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2002
                 and  December 31, 2001                                                  1


                 Consolidated Statements of Operations for
                 the three and six months ended June 30, 2002 and 2001                   3

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2002 and 2001                                            4

                 Notes to Consolidated Financial Statements                              6


    Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of  Operations                                               8


    Item 3. Quantitative and Qualitative Disclosure About Market Risk                   11

  PART II.  OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Security Holders                     11

    Item 6.     Exhibits and Reports on Form 8-K                                        12

  SIGNATURES                                                                            12


                         PART I - FINANCIAL INFORMATION

  ITEM 1:

   FINANCIAL STATEMENTS

  MERIT MEDICAL SYSTEMS, INC.
  ---------------------------

  CONSOLIDATED BALANCE SHEETS
  JUNE 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
--------------------------------------------------------------------------------

                                                                         June  30,       December 31,
                                                                           2002             2001
                                                                     ---------------   --------------
ASSETS
-------
  CURRENT ASSETS:
  Cash and cash equivalents                                           $    3,656,071      $   341,690
  Short-term investments                                                     223,956           85,286
  Trade receivables - net                                                 15,986,060       14,748,021
  Employee and related
    party receivables                                                        105,011          266,905
  Irish Development Agency grant receivable                                                    98,081
  Inventories                                                             20,006,704       20,823,616
  Prepaid expenses and other assets                                          865,839          514,786
  Deferred income tax assets                                                 723,299          723,299
                                                                     ---------------   --------------
  Total current assets                                                    41,566,940       37,601,684
                                                                     ---------------   --------------

  PROPERTY AND EQUIPMENT:
  Land                                                                     1,252,066        1,252,066
  Building                                                                 1,500,000        1,500,000
  Manufacturing equipment                                                 24,096,212       23,289,880
  Automobiles                                                                 87,536           91,573
  Furniture and fixtures                                                  10,460,550        9,963,045
  Leasehold improvements                                                   5,872,659        5,659,457
  Construction-in-progress                                                 2,556,782        1,738,540
                                                                     ---------------   --------------
  Total                                                                   45,825,805       43,494,561
  Less accumulated depreciation
    and amortization                                                     (23,788,721)     (21,671,501)
                                                                     ---------------   --------------
  Property and equipment - net                                            22,037,084       21,823,060
                                                                     ---------------   --------------

  OTHER ASSETS:
  Intangible assets - net                                                  2,154,435        2,434,632
  Deposits                                                                    34,978           34,843
  Cost in excess of the fair value of assets  acquired-net                 4,764,596        4,764,596
                                                                     ---------------   --------------
  Total other assets                                                       6,954,009        7,234,071
                                                                     ---------------   --------------

  TOTAL ASSETS                                                          $ 70,558,033     $ 66,658,815
                                                                     ===============   ==============


  Continued on Page 2
  See Notes to Consolidated Financial Statements

                                        1


  MERIT MEDICAL SYSTEMS, INC.
  ---------------------------

  CONSOLIDATED BALANCE SHEETS (Continued)
  JUNE 30, 2002 AND DECEMBER 31, 2001  (Unaudited)
--------------------------------------------------------------------------------


                                                                         June  30,       December 31,
                                                                           2002             2001
                                                                    ----------------    --------------

  LIABILITIES AND STOCKHOLDERS'
  EQUITY
  CURRENT LIABILITIES:
  Current portion of long-term debt                                   $      495,463       $  598,086
  Trade payables                                                           4,715,390        4,659,295
  Accrued expenses                                                         6,941,030        4,817,595
  Advances from employees                                                    168,967          128,624
  Income taxes payable                                                       290,427          486,763
                                                                    ----------------    --------------
  Total current liabilities                                               12,611,277       10,690,363

  DEFERRED INCOME TAX LIABILITIES                                          1,732,723        1,654,383

  LONG-TERM DEBT                                                             199,192        5,727,381

  DEFERRED CREDITS                                                           845,897          928,280
                                                                    ----------------    --------------

  Total Liabilities                                                       15,389,089       19,000,407
                                                                    ----------------    --------------


  STOCKHOLDERS' EQUITY:
  Preferred stock- 5,000,000 shares authorized as of June 30, 2002 and December
     31, 2001, respectively, no shares issued

  Common stock- no par  value;  20,000,000  shares
     authorized;  13,696,098  and
     13,377,020 shares issued at June 30,
     2002 and December 31, 2001,
     respectively                                                         28,350,049       25,958,295
  Retained earnings                                                       27,381,774       22,353,053
  Accumulated other comprehensive loss                                     (562,879)         (652,940)
                                                                    ----------------    --------------
  Total stockholders' equity                                              55,168,944       47,658,408
                                                                    ----------------    --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 70,558,033     $ 66,658,815
                                                                     ----------------    --------------


                 See Notes to Consolidated Financial Statements

                                        2

MERIT MEDICAL SYSTEM, INC.
--------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 and 2001    (Unaudited)
--------------------------------------------------------------------------------


                                               Three Months Ended             Six Months Ended
                                                   June 30,                       June 30,
                                        ----------------------------    ---------------------------

                                             2002            2001          2002            2001
                                        ------------    ------------    ------------   ------------
NET SALES                               $ 28,789,370    $ 26,264,015    $ 57,461,538   $ 53,052,388

COST OF SALES                             16,756,292      16,837,858      34,276,680     34,406,857
                                        ------------    ------------    ------------   ------------
GROSS PROFIT                              12,033,078       9,426,157      23,184,858     18,645,531
                                        ------------    ------------    ------------   ------------
OPERATING EXPENSES:
  Selling, general and administrative      6,984,180       6,158,130      13,689,428     12,164,203
  Research and development                   944,879       1,090,791       1,908,168      2,220,863
                                        ------------    ------------    ------------   ------------
  TOTAL OPERATING EXPENSES                 7,929,059       7,248,921      15,597,596     14,385,066
                                        ------------    ------------    ------------   ------------
INCOME FROM OPERATIONS                     4,104,019       2,177,236       7,587,262      4,260,465

GAIN ON SALE OF LAND                                        (786,279)                      (786,279)

OTHER  EXPENSE - NET                          26,098         318,787          86,460        754,854

INCOME BEFORE INCOME TAXES                 4,077,921       2,644,728       7,500,802      4,291,890


INCOME TAX EXPENSE                         1,376,107         785,935       2,472,081      1,246,672
                                        ------------    ------------    ------------   ------------

NET INCOME                              $  2,701,814    $  1,858,793    $  5,028,721   $  3,045,218

EARNINGS PER COMMON SHARE -
   Basic                                $       0.20    $       0.15    $       0.37   $       0.25
                                        ============    ============    ============   ============
   Diluted                              $       0.18    $       0.14    $       0.34   $       0.24
                                        ============    ============    ============   ============

AVERAGE COMMON SHARES -
   Basic                                  13,535,651      12,336,344      13,476,275     12,258,742
                                        ============    ============    ============   ============
   Diluted                                14,750,259      12,880,073      14,631,076     12,607,819
                                        ============    ============    ============   ============

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001     (Unaudited)
-------------------------------------------------------------------------------

                                                        June 30,       June 30,
                                                          2002           2001
                                                      ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 5,028,721    $ 3,045,218
                                                      ----------       --------
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                          2,247,503      2,248,160
Bad debt expense                                         127,182        124,558
Losses (gains) on sales and abandonment of
  property, equipment and land                               888       (786,279)
Amortization of deferred credits                         (93,221)       (68,912)
Abandonment of certain patents and trademarks            177,816
Deferred income taxes                                     78,340         84,824
Changes in operating assets and liabilities:
  Trade receivables                                   (1,365,221)    (1,217,353)
  Employee and related party receivables                 161,894         14,405
   Short-term investments                               (138,670)
   Irish Development Agency grant receivable             108,919        173,415
   Inventories                                           816,912      2,968,792
   Prepaid expenses and other assets                    (351,053)       (26,721)
   Deposits                                                 (135)         2,285
   Trade payables                                         56,095        (36,911)
   Accrued expenses                                    2,123,435      1,407,533
   Advances from employees                                40,343         13,743
   Income taxes payable                                 (196,336)     1,393,280
                                                      ----------       --------
    Total adjustments                                  3,794,691      6,294,819
                                                      ----------       --------
Net cash provided by operating activities              8,823,412      9,340,037
                                                      ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                              (2,089,241)    (1,693,544)
  Intangible assets                                                    (129,743)
Proceeds from sale of property, equipment and land           376        938,303
                                                      ----------       --------
Net cash used in investing activities                 (2,088,865)      (884,984)
                                                      ----------       --------

See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001              (Unaudited)
--------------------------------------------------------------------------------

                                                                  June 30,       June 30,
                                                                   2002           2001
                                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         $ 2,391,754    $ 1,378,251
Principal payments on long-term debt                            (5,901,981)    (9,830,435)
                                                                ----------     ----------
Net cash used in financing activities                           (3,510,227)    (8,452,184)
                                                                ----------     ----------
EFFECT OF EXCHANGE RATES ON CASH                                    90,061        (56,510)
                                                                ----------     ----------
NET INCREASE (DECREASE) IN CASH                                  3,314,381        (53,641)
                                                                ----------     ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   341,690        412,384

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 3,656,071    $   358,743
                                                                ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest (including
  capitalized interest of $17,282 and $44,738, respectively)   $    78,614    $   804,396
                                                                ==========     ==========
  Income taxes                                                 $ 1,099,649    $   120,565
                                                                ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2001, the Company issued notes payable totaling $271,169, for manufacturing equipment and furniture and fixtures.

See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1. Basis of Presentation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company as of June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full-year period.

2. Inventories. Inventories at June 30, 2002 and December 31, 2001 consisted of the following:

                                            June 30,           December 31,
                                             2002                 2001
                                       ---------------       ----------------

Raw materials                          $    7,174,627        $     7,501,253
Work-in-process                             4,332,097              3,001,250
Finished goods                             12,263,900             13,716,474
Less reserve for obsolete inventory        (3,763,920)            (3,395,361)
                                       ---------------        ---------------
Total                                  $   20,006,704        $    20,823,616
                                       ===============       ================

3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters and six months ended June 30, 2002 and 2001. The effective tax rates for the three and six months ended June 30, 2002 and 2001 were below the 35% federal statutory rate as the result of increased research tax credits and the Company's profitable operations in Ireland which are taxed at a tax rate that is lower than the Company's U.S. overall effective tax rate.

4. Reporting Comprehensive Income - The Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 2002 and December 31, 2001, the cumulative effect of such transactions reduced stockholders' equity by $562,879 and $652,940, respectively. Comprehensive income for the three and six months ended June 30, 2002 and 2001 has been computed as follows:

                                   Three months ended          Six months ended
                               -------------------------    --------------------------
                                        June 30,                    June 30,
                                        --------                    --------
                                   2002          2001           2002          2001
                               -----------   -----------    -----------   ------------

Net income                     $ 2,701,814   $ 1,858,793    $ 5,028,721   $ 3,045,218
Foreign currency translation        87,655       (13,619)        90,061       (56,510)
                               -----------   -----------    -----------   -----------
Comprehensive income           $ 2,789,469   $ 1,845,174    $ 5,118,782   $ 2,988,708
                               ===========   ===========    ===========   ===========


MERIT MEDICAL SYSTEMS, INC

--------------------------------------------------------------------------------

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

The following table reconciles net income and earnings per share information for the three and six months ended June 30, 2002 and 2001, for the non amortization provision of goodwill for SFAS No. 142:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                              -----------------------   ------------------------
                                               2002           2001         2002          2001
                                              -----------------------   ------------------------

Reported net income                           $2,701,814   $1,858,793   $5,028,721   $3,045,218
Add back: goodwill amortization, net of tax         --         53,615         --        107,230
                                              -----------------------   ------------------------
Adjusted net income                           $2,701,814   $1,912,408   $5,028,721   $3,152,448
                                              =======================   ========================


Basic earnings per share:

  Reported earnings per common share            $0.20        $0.15       $0.37         $0.25
  Add back: goodwill amortization, net of tax                 0.01                      0.01
                                               ----------------------   ------------------------
  Adjusted earnings per common share            $0.20        $0.16       $0.37         $0.26
                                              =======================   ========================
Diluted earnings per share:

  Reported earnings per common share            $0.18        $0.14       $0.34         $0.24
  Add back: goodwill amortization, net of tax                 0.01                      0.01
                                               ----------------------   ------------------------
  Adjusted earnings per common share            $0.18        $0.15       $0.34         $0.25
                                              =======================   ========================



The following table reflects the components of intangible assets as of June 30, 2002:

                                             Gross Carrying       Accumulated
                                            Amount            Amortization                Net
                                        --------------------------------------------------------
Amortized Intangible Assets:
  Patents                                 $ 2,335,287          $  (603,470)          $ 1,731,817
  Trademarks                                  341,409             (167,012)              174,397
  Licenses                                    591,005             (342,784)              248,221
                                          -------------------------------------------------------
  Total                                   $ 3,267,701          $(1,113,266)          $ 2,154,435
                                          =======================================================

Unamortized Intangible Assets:
  Goodwill                                $ 5,477,356          $  (712,760)          $ 4,764,596
                                          =======================================================

MERIT MEDICAL SYSTEMS, INC

--------------------------------------------------------------------------------

Estimated amortization expense for the intangible assets for the current year and five succeeding fiscal years is as follows:

Aggregate Amortization Expense:
------------------------------------------------
For year ended 12/31/2002                    $235,596

Estimated Amortization Expense:
------------------------------------------------
For year ended 12/31/2003                    $203,940
For year ended 12.31/2004                     183,385
For year ended 12/31/2005                     177,286
For year ended 12/31/2006                     174,496
For year ended 12/31/2007                    $172,283

6. Accounting for the Impairment or Disposal of Long-Lived Assets. In August of 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued which addresses accounting and financial reporting for the impairment of disposal of long-lived assets. This statement was effective for the Company beginning January 1, 2002. The effect on the Company's financial statements of adopting this statement was not significant.

7. Stock Split. On March 28, 2002, the Company announced a five-for-four stock forward split effective April 8, 2002. The stock split entitled each stockholder of record to receive an additional share for every four shares of common stock held. All earnings per share and share data have been adjusted to reflect the split.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

Merit Medical Systems, Inc. is happy to report its best quarter and six months in history, with record revenues and earnings. Company sales increased over 10% for the second quarter 2002 compared to the second quarter of 2001, across all product lines, including kits, stand-alone devices, inflation devices and catheters. The Company is pleased to report a continued positive momentum in manufacturing efficiencies and the resulting drop in costs per unit, particularly in our Salt Lake operations. This increase in both sales volume and manufacturing efficiencies has resulted in very favorable labor and overhead utilization compared to the first few months of 2001. Management believes that this trend toward lower costs per unit and higher gross margins will continue, although not in so dramatic a manner.

Merit is pleased to announce a significant reduction in its inventory of over $8.6 million since January 2000, along with the associated benefits of lower inventory carrying costs. The Company's cash flow from operations continues to be strong (over $8.6 million in cash flow from operations for the first six months of 2002), resulting in a decline of the Company's line of credit balance from $30.4 million at August 24, 2000 to $0 as of March 31, 2002. The Company has since built cash balances of over $3.7 million. Therefore, the Company has paid back the bank $30 million in less than twenty months. This lower debt, combined with falling interest rates, has resulted in a significant decrease in interest expense.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------------

Management is pleased to report that the fundamental financial performance of the Company has dramatically improved over the last year in almost every area. Sales are up, productivity has increased, gross margins are improving, and interest costs are down, resulting in much improved cash flow, net income and earnings per share.

Operations. The Company enjoyed its best quarter and six months in history, experiencing record revenues and earnings. The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 2002 and 2001:

                                              Three Months Ended                 Six Months Ended
                                                   June 30,                          June 30,
                                                  ---------                          --------
                                            2002             2001               2002             2001
                                          --------         --------           --------          ------
Sales                                       100.0 %          100.0%            100.0%           100.0%
Gross profit                                 41.8             35.9              40.3             35.1
Selling, general and administrative          24.3             23.4              23.8             22.9
Research and development                      3.3              4.2               3.3              4.2
Income from operations                       14.3              8.3              13.2              8.0
Other expense (income)                       (1.8)              .2               (.1)
Net Income                                    9.4              7.1               8.8              5.7

Sales. Sales for the three months ended June 30, 2002 were a record $28.8 million, compared to $26.3 million for the same period last year, representing an increase of 10%. Merit's increased sales were fueled by growth in sales of custom kits, which rose by 13%, stand-alone products which grew by 10% and inflation device and catheter sales, each of which grew by 8%. For the six-month period ended June 30, 2002, total sales were a record $57.5 million compared with $53.1 million for the same period in 2001, an increase of 8%. Growth in sales for the six-month period was attributable to growth in sales of inflation devices, catheters and custom kits, all of which grew by 9%, as well as sales of stand-alone products which grew by 7%.

Gross Margin. For the three months ended June 30, 2002, gross margin as a percentage of sales was 41.8% compared to 35.9% for the same period in 2001. For the six months ended June 30, 2002, gross margin was 40.3%, as compared to 35.1% for the same period in 2001. The significant rise in gross margin is the greatest contributing factor to the large rises in both operating income and net income. The increase in gross margin for the three and six months ended June 30, 2002 was primarily the result of lower costs per unit for both labor and overhead. The Company is benefiting from an almost 20% reduction in head count and a 10% reduction in inventory, while growing the top line by over 14% in 2001 and over 8% so far in 2002.

Operating Expenses. Operating expenses remained constant as a percentage of sales at 27.5% and 27.1% for the three and six months ended June 30, 2002 respectively, compared to 27.5% and 27.1% for the three months and six months, respectively, ended June 30, 2001. Selling, general and administrative expenses increased as a percentage of sales to 24.3% and 23.8% for the three and six months ended June 30, 2002, respectively, compared to 23.4% and 22.9%, respectively, for the comparable periods in 2001. The S,G&A expense was higher in 2002 than it would have been because of an unusual write off of some high maintenance cost international intellectual property that the Company has chosen not to continue. Research and development costs declined to 3.3% of sales for the three months ended June 30, 2002, compared to 4.2% for the same period in 2001. For the six months ended June 30, 2002, research and development expenditures decreased to 3.3% of sales, down from 4.2% of sales for the six months ended June 30, 2001.

Operating Income. During the three months ended June 30, 2002, the Company reported income from operations of $4.1 million compared to $2.2 million, an increase of 88%, for the comparable period in 2001. Operating income for the first six months of 2002 was $7.6 million compared to $4.3 million in 2001, an increase of 78%.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------------

Net income for the three months ended June 30, 2002 increased to a record $2.7 million from $1.9 million for the same three-month period of 2001, and net income for the six months ended June 30, 2002, grew to a record $5.0 million compared to $3.0 million for the first half of 2001. The comparison of net income for the second quarter of 2002 would have grown by 107% if not for the sale of land in June of 2001.

Liquidity and Capital Resources. At June 30, 2002, the Company's working capital was $29.0 million, which represented a current ratio of 3.3 to 1. At June 30, 2002, the outstanding balance under the line of credit was $0. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. The Company's principal sources of funding for these and other expenses has been the cash generated from operations, secured loans on equipment and bank lines of credit and the sale of equity. Now that the Company's debt has been eliminated we believe that the cash flow from operations will be sufficient for its current operations.

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

Inventory Obsolescence Reserve: The Company writes down its inventory for estimated obsolescence for unmarketable and slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The Company's obsolescence reserve was $3.8 million on June 30, 2002.

Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and current customer information. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's bad debt reserve was $533,621 at June 30, 2002, in line with its historical experience with collection of receivables.

Forward-Looking Statements. This Report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to Merit as of such date. Merit assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, timing and acceptance of product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, decrease in productivity, increase in interest costs, development of new products and techniques that render the Company's products obsolete, foreign currency fluctuation,

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------------

changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item: 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 23, 2002 in South Jordan, Utah. The following items of business were considered at the Annual Meeting:

         A:   Election of Directors
              ---------------------

              Two persons were elected as members of the Board of Directors to serve three-year terms. They are as follows:

                                            Shares          Shares
                                            Voted For      Abstained
                                           -----------    -----------
              Rex C. Bean                   11,136,779         88,161
              Richard W. Edelman            11,136,216         88,724

Each of the following persons' term of office continued after the meeting:  Fred
P.  Lampropoulos,  Kent W. Stanger,  James J. Ellis and Michael E.  Stillabower,
M.D.

         B.   Selection of Auditors.
              ---------------------

              A proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for fiscal 2002 was presented at the Annual Meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 11,031,725. The number of shares voted against such proposal was 145,457 The number of shares abstaining from voting was 47,758.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: AUGUST 12, 2002          /s/:  FRED P. LAMPROPOULOS
      ---------------          -------------------------------------------------
                                     FRED P. LAMPROPOULOS
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: AUGUST 12, 2002          /s/:  KENT W. STANGER
      ---------------          -------------------------------------------------
                                     KENT W. STANGER
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER



                                  CERTIFICATION
                                  -------------

In connection with the accompanying Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2002, the following officers of Merit Medical Systems, Inc. hereby certify that, to the best of their knowledge and belief:

               1-   such Form  10-Q  fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               2- the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of Merit Medical Systems, Inc.

By:          /s/:   Fred P. Lampropoulos
             -----------------------------------------------
                    Fred P. Lampropoulos
                    President and Chief Executive Officer

            /s/:    Kent W. Stanger
            ------------------------------------------------
                    Kent W. Stanger
                    Chief Financial Officer

Date: August 13, 2002
      ---------------