Form 10-Q
period 2002-09-30
MERIT MEDICAL SYSTEMS INC
filed 2002-11-14
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________



Commission File Number              0-18592



                           MERIT MEDICAL SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Utah                                              87-0447695
---------------------------------                   ---------------------------
(State or other jurisdiction                        (I.R.S. Identification No.)
of incorporation or organization)

                1600 West Merit Parkway, South Jordan Utah, 84095
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes [X]    No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



  Common Stock                                              13,845,141
----------------                                --------------------------------
 TITLE OR CLASS                                 Number of Shares Outstanding at
                                                        November 13, 2002

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                         PAGE
                                                                          ----

  Item 1.   Financial Statements
            Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001 ......................................................... 3

            Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001.............................................. 5

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2002 and 2001.............................................. 6

            Notes to Consolidated Financial Statements..................................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................... 10

  Item 3.  Market Risk Disclosure......................................................... 15

  Item 4.  Controls and Procedures........................................................ 15


PART II.   OTHER INFORMATION


  Item 4.  Exhibits and Reports on Form 8-K............................................... 16

  Item 5.  Other Information.............................................................. 16

SIGNATURES................................................................................ 16

Certifications............................................................................ 17


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
--------------------------------------------------------------------------------

                                           PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                                                 September 30,      December 31,
                                                     2002               2001
                                                 -------------    -------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                        $   6,420,658    $     341,690
Short-term investments                                 121,146           85,286
Trade receivables - net                             14,221,770       14,748,021
Employee and related party receivables                 179,949          266,905
Irish Development Agency grant receivable               19,999           98,081
Inventories                                         20,159,350       20,823,616
Prepaid expenses and other assets                      671,310          514,786
Deferred income tax assets                             723,299          723,299
                                                 -------------    -------------
Total current assets                                42,517,481       37,601,684
                                                 -------------    -------------

PROPERTY AND EQUIPMENT:
Land                                                 2,034,522        1,252,066
Building                                             3,299,439        1,500,000
Automobiles                                             87,536           91,573
Manufacturing equipment                             24,564,200       23,289,880
Furniture and fixtures                              10,655,733        9,963,045
Leasehold improvements                               6,063,462        5,659,457
Construction-in-progress                             3,316,786        1,738,540
                                                 -------------    -------------
Total                                               50,021,678       43,494,561
Less accumulated depreciation
  and amortization                                 (24,881,419)     (21,671,501)
                                                 -------------    -------------
Property and equipment - net                        25,140,259       21,823,060
                                                 -------------    -------------

OTHER ASSETS:
Intangible assets - net                              2,116,825        2,434,632
Goodwill - net                                       4,764,596        4,764,596
Deposits                                                35,323           34,843
                                                 -------------    -------------
Total other assets                                   6,916,744        7,234,071
                                                 -------------    -------------

TOTAL ASSETS                                     $  74,574,484    $  66,658,815
                                                 =============    =============




Continued on page 4
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 September  30,     December 31,
                                                      2002              2001
                                                 ------------     ------------

CURRENT LIABILITIES:
Current portion of long-term debt                $    456,629     $    598,086
Trade payables                                      4,587,862        4,659,295
Accrued expenses                                    6,960,225        4,817,595
Advances from employees                               154,592          128,624
Income taxes payable                                  881,454          486,763
                                                 ------------     ------------
Total current liabilities                          13,040,762       10,690,363

DEFERRED INCOME TAX LIABILITIES                     1,826,234        1,654,383

LONG-TERM DEBT                                         87,431        5,727,381

DEFERRED CREDITS                                      886,504          928,280
                                                 ------------     ------------

Total liabilities                                  15,840,931       19,000,407
                                                 ------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock 5,000,000 shares authorized
   as of September 30, 2002, and December 31,
   2001, no shares issued
Common  stock - no par  value;
   20,000,000  shares  authorized,
   13,767,649 and 13,242,914 shares
   issued at September 30, 2002
   and December 31, 2001, respectively             28,787,711       25,958,295
Retained earnings                                  30,507,177       22,353,053
Accumulated other comprehensive loss                 (561,335)        (652,940)
                                                 ------------     ------------
Total stockholders" equity                         58,733,553       47,658,408
                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS" EQUITY       $ 74,574,484     $ 66,658,815
                                                 ============     ============




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001    (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                      ---------------------------------------------------------

                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------
NET SALES                                             $ 29,341,129   $ 25,694,128   $ 86,802,667   $ 78,746,516

COST OF SALES                                           16,784,463     15,968,517     51,061,143     50,375,374
                                                      ------------   ------------   ------------   ------------

GROSS PROFIT                                     `      12,556,666      9,725,611     35,741,524     28,371,142
                                                      ------------   ------------   ------------   ------------

OPERATING EXPENSES:
Selling, general and administrative                      6,965,367      6,051,068     20,654,795     18,215,271
Research and development                                   967,248        944,205      2,875,416      3,165,068
                                                      ------------   ------------   ------------   ------------
Total operating expenses                                 7,932,615      6,995,273     23,530,211     21,380,339
                                                      ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                   4,624,051      2,730,338     12,211,313      6,990,803

OTHER EXPENSE (INCOME) - NET                               (10,764)       130,814         75,696         99,389
                                                      ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                         4,634,815      2,599,524     12,135,617      6,891,414

INCOME TAX EXPENSE                                       1,509,412        854,528      3,981,493      2,101,200
                                                      ------------   ------------   ------------   ------------

NET INCOME                                            $  3,125,403   $  1,744,996   $  8,154,124      4,790,214
                                                      ============   ============   ============   ============

EARNINGS PER COMMON SHARE:
   Basic                                              $        .23   $        .14   $        .60   $        .38
                                                      ============   ============   ============   ============



   Diluted                                            $        .21   $        .12   $        .56   $        .37
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES:
   Basic                                                13,704,060     12,884,216     13,552,053     12,469,934
                                                      ============   ============   ============   ============

   Diluted                                              14,815,151     14,053,110     14,658,275     13,092,283
                                                      ============   ============   ============   ============










 See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001   (Unaudited)
------------------------------------------------------------------------------

                                                              September 30,            September 30,
                                                                  2002                     2001
                                                              ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  8,154,124             $  4,790,214
                                                              ------------             ------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  3,380,893                3,442,261
  Bad debt expense                                                 190,837                  184,787
  Losses (gains) on sales and abandonment of
   property and equipment                                              543                 (785,695)
Amortization of deferred credits                                  (117,507)                (126,697)
Abandonment of certain patents and trademarks                      198,511
Deferred income taxes                                              171,851                   87,695
Changes in operating assets and liabilities net of
   effects from acquisitions:
         Trade receivables                                         335,414               (1,195,406)
         Employee and related party receivables                     86,956                   93,249
         Irish Development Agency grant receivable                 153,813                  245,423
         Inventories                                               664,266                3,434,816
         Investments                                               (35,860)
         Prepaid expenses                                         (156,524)                 (35,664)
         Deposits                                                     (480)                   6,019
         Trade payables                                            (71,433)                  (6,513)
         Accrued expenses                                        2,142,630                2,860,773
         Advances from employees                                    25,968                   44,511
         Income taxes payable                                      394,691                  525,412
                                                              ------------             ------------
Total adjustments                                                7,364,569                8,774,971
                                                              ------------             ------------

Net cash provided by operating activities                       15,518,693               13,565,185
                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
   Property and equipment                                       (6,581,837)              (2,803,991)
   Intangible assets                                                                       (174,140)
Proceeds from the sale of property and equipment                     2,498                  939,198
                                                              ------------             ------------
Net cash used in investing activities                           (6,579,339)              (2,038,933)
                                                              ------------             ------------







Continued on page 7
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001    (Unaudited)
-------------------------------------------------------------------------------


                                                              September 30,            September 30,
                                                                  2002                     2001
                                                             ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          2,829,416                 4,896,716
Principal payments on long-term debt                           (5,781,407)              (16,170,902)
                                                             ------------              ------------

Net cash used in  financing activities                         (2,951,991)              (11,274,186)
                                                             ------------              ------------

EFFECT OF EXCHANGE RATES ON CASH                                   91,605                   (15,452)
                                                             ------------              ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       6,078,968                   236,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  341,690                   412,384
                                                             ------------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  6,420,658              $    648,998
                                                             ============              ============



SUPPLEMENTAL  DISCLOSURES OF CASH-FLOW
  INFORMATION Cash paid during the period for:
    Interest (including capitalized interest
      of $17,282 and $71,056, respectively)                  $    103,578              $    948,131
                                                             ============              ============
   Income taxes                                              $  1,488,830              $    144,502
                                                             ============              ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2001 the Company issued notes payable totaling $271,169 for manufacturing equipment, and furniture and fixtures.





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Basis of Presentation. The interim financial statements for the three and nine months ended September 30, 2002 and 2001, are not audited and the balance sheet as of December 31, 2002, is derived from audited financial statements. The financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required for audited financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full-year period.

2. Inventories. Inventories at September 30, 2002 and December 31, 2001 consisted of the following:

                                                       September 30,       December 31,
                                                           2002                2001
                                                       -------------       --------------
          Raw materials                                $   7,478,915       $   7,501,253
          Work-in-process                                  3,983,578           3,001,250
          Finished goods                                  12,392,962          13,716,474
          Less reserve for obsolete inventory             (3,696,105)         (3,395,361)
                                                       -------------       --------------
        Total                                          $  20,159,350       $  20,823,616
                                                       =============       =============


3. Income Taxes. The Company has not fully allocated income tax expense between current and deferred for the quarters ended September 30, 2002 and 2001. The effective tax rates for the three and nine months ended September 30, 2002 and 2001 were below the 35% federal statutory rate. Improvements in the effective tax rate below the 35% federal statutory rate were largely the result of the Company's operations in Ireland which are currently taxed at a lower rate than the Company's overall effective tax rate as well as credits received from research and development expenditures.

4. Reporting Comprehensive Other than Net Income. The Company determined that the only transaction considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 2002 and December 31, 2001, the cumulative effect of such transactions reduced stockholders' equity by $561,335 and $652,940, respectively. Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is shown as follows:

                                                  Three months ended                 Nine months ended
                                             ---------------------------        ---------------------------
                                                     September 30,                      September 30,
                                                     -------------                      -------------
                                                 2002             2001               2002            2001
                                             -----------     -----------        -----------     -----------
Net income                                   $ 3,125,403     $ 1,744,996        $ 8,154,124     $ 4,790,214
Foreign currency translation                       1,544          41,058             91,605         (15,452)
                                             -----------     -----------        -----------     -----------
Comprehensive income                        $  3,126,947     $ 1,786,054        $ 8,245,729     $ 4,774,762
                                            ============     ===========        ===========     ===========

 MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

5. Goodwill and Other Intangible Assets. The Company has adopted, effective January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company will no longer amortize goodwill from past business acquisitions and will review annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company has completed its initial testing of goodwill and has determined that there is no impairment. The unamortized amount of goodwill at December 31, 2001, was $4.8 million. As of July 1, 2002, the Company updated it's testing of goodwill for impairment and has determined that there is no impairment.

With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

The following table reconciles net income and earnings per share information for the three and nine months ended September 30, 2002 and 2001, for the non-amortization provision of goodwill for SFAS No. 142:

                                                                 Three Months Ended                         Nine Months Ended
                                                                     September 30,                             September 30,
                                                       -----------------------------------       --------------------------------
                                                           2002                   2001             2002                 2001
                                                       -----------------------------------       --------------------------------
Reported net income                                       $3,125,403          $1,744,996           $8,154,124        $4,790,214
Add back: goodwill amortization, net of tax                     --               116,166                 --             223,396
                                                       ---------------     ---------------       --------------    --------------

Adjusted net income                                       $3,125,403          $1,861,162           $8,154,124        $5,013,610
                                                       ===============     ===============       ==============    ==============
Basic earnings per share:
  Reported earnings per common share                           $0.23              $0.14                 $0.60             $0.38
  Add back: goodwill amortization, net of tax                                       .00                                    0.02
                                                       ---------------     ---------------       --------------    --------------
  Adjusted earnings per common share                           $0.23              $0.14                 $0.60             $0.40
                                                       ===============     ===============       ==============    ==============
Diluted earnings per share:
  Reported earnings per common share                           $0.21              $0.12                 $0.56             $0.37
  Add back: goodwill amortization, net of tax                                                                              0.01
                                                       ---------------     ---------------       --------------    --------------
  Adjusted earnings per common share                           $0.21              $0.13                 $0.56             $0.38
                                                       ===============     ===============       ==============    ==============


The following table reflects the components of intangible assets as of September 30, 2002:

                                                             Gross Carrying               Accumulated
                                                                 Amount                   Amortization                 Net
                                                             ------------------------------------------------------------------
Amortized Intangible Assets
  Patents                                                    $2,351,547                      (631,890)               1,719,657
  Trademarks                                                    342,202                      (175,390)                 166,812
  Licenses                                                      591,004                      (360,648)                 230,356
                                                             -----------------------------------------------------------------
  Total                                                      $3,284,753                   $(1,167,928)               2,116,825
                                                             =================================================================
Unamortized Intangible Assets:
  Goodwill                                                   $5,477,356                   $  (712,760)              $4,764,596
                                                             =================================================================


MERIT MEDICAL SYSTEMS, INC.

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

6. Recently Issued Accounting Standards. In June 2002, the Financial Accounting Standards ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flow.

In August 2001, the FSAB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurements of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 was adopted by the Company on January 1, 2002 and did not have a material impact on the results of operations or financial condition of the Company.


ITEM 2:

MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Cautionary Statement Regarding Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers or partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

         o   0perating expenses;

         o the impact of quarterly fluctuations of revenue and operating results;

         o   our   expectations    concerning    manufacturing   and   operating
             efficiencies;

         o   levels of sales;

         o future investments in or acquisitions of complementary companies, products or technologies;

         o   levels of capital expenditures;

         o   staffing and expense levels;

         o   international operations; and

         o   adequacy of our capital resources to fund operations and growth.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include market acceptance of our products, product introductions, the timing of price increases, fluctuations in and obsolescence of inventory, price and product competition, delays in obtaining regulatory approvals, recalls, availability and costs associated with labor and materials, development of new products and techniques that render the Company's products obsolete, product liability claims, foreign currency fluctuation, changes in health care markets related to health care reform initiatives and those listed under "Factors That May Affect Future Results" in this Quarterly Report on Form 10-Q.


Although the Company believes that expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

Inventory Obsolescence Reserve: The Company writes down its inventory for estimated obsolescence for unmarketable and slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The Company's obsolescence reserve was $3.7 million on September 30, 2002.

Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and current customer information. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's bad debt reserve was $600,561 at September 30, 2002, in line with its historical experience with collection of receivables.

Overview

Merit Medical Systems, Inc. reported its best quarter and nine months in history, with record revenues and earnings. Company sales increased over 14% for the third quarter of 2002 compared to the third quarter of 2001, across all product lines, particularly custom kits and stand-alone products. Continued positive momentum in manufacturing efficiency has resulted in favorable labor and overhead utilization as compared to the first nine months of 2001.

Management has continued to reduce inventory, with a reduction of approximately $0.7 million since December 31, 2001 and over $8 million during the last 32 months. This reduction in inventory has resulted in lower inventory carrying costs. The Company's cash flow from operations was $15.5 million for the first nine months of 2002, and the Company was able to pay off its long-term debt during this period and began to build substantial cash in the past 6 months. Therefore, in just over 19 months the Company was able to pay off its long-term debt by approximately $32 million. This lower debt, combined with growing cash balances, has resulted in a shift from net interest expense to net interest income.

Management is pleased to report that the fundamental financial performance of the Company has improved over the last year in almost every area. Sales are up, productivity has increased, gross margins have improved, operating expenses have dropped as a percentage of sales, and debt balances and interest costs are down significantly, resulting in much improved cash flow, net income, and earnings per share. The Company is also in a much better position to invest in the

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

long-term growth of expanded products. While the Company expects continued improvement on a number of fronts, the improvements will not be dramatic as they have been over the last year as much of the benefit of management's initiatives to reduce costs and increase operating efficiencies have been realized and continued improvements will be more gradual.

Operations. The Company"s sales and earnings for the three and nine months ended September 30, 2002, improved compared to the same periods in 2001. The following table sets forth certain operational data as a percentage of sales for the three and nine months ended September 30, 2002 and 2001.

                                              Three Months Ended          Nine Months Ended
                                                   September 30,             September 30,
                                             2002          2001           2002         2001
                                             ----          ----           ----         ----
Sales                                       100.0 %       100.0 %        100.0 %      100.0 %
Gross Profit                                 42.8         37.9           41.2          36.0
Selling, General and Administrative          23.7         23.6           23.8          23.1
Research & Development                        3.3          3.7            3.3           4.0
Income From Operations                       15.8         10.6           14.1           8.9
Other Expense                                  .0           .5             .1           1.1
Net Income                                   10.7          6.8            9.4           6.1

Sales. Sales for the third quarter of 2002 were $29.3 million compared to $25.7 million for the same period last year, which represents a gain of 14 percent. During the quarter, the Company's stand-alone device sales increased by 22 percent, and custom kit business grew by 17 percent compared to the quarter ended September 30, 2001. Sales of both inflation devices and catheters grew by 8 percent. Growth in all product sales reflects continued market share gains and acceptance of the Company's products, as well as increased hospital procedures. For the nine-month period ended September 30, 2002, total sales were $86.8million compared with $78.7 million for the same period in 2001, a gain of 11 percent. These gains were led by sales of the Company's stand alone devices, which rose 12 percent; and custom kits, which grew by 11 percent. Inflation devices and catheter sales increased by 9%, for the nine month period of 2002 compared to the same periods of 2001.

Gross Profit. Gross profit as a percentage of sales for the third quarter of 2002 was 42.8% compared to 37.9% for the same period of 2001. For the nine months ended September 30, 2002, gross profit was 41.2% compared to 36.0% for the first nine months of 2001. The increase in gross profit for the three and nine months ended September 30, 2002, was primarily due to the much higher productivity from both labor and overhead applications compared to a year ago as well as cost reduction programs in the purchase of materials. Gross margins as a percent of sales have improved quarter to quarter as well, from 41.8% in the second quarter ended June 30, 2002, to 42.8% in the third quarter of 2002 as a result of the Company's efforts to reduce inventory, lower costs and increase employee productivity.

Operating Expenses. Operating expenses were 27.0% of sales for the three months ended September 30, 2002 compared to 27.3% for the third quarter of 2001. For the first nine months of 2002 operating expenses decreased to 27.1% compared to 27.2% for the same period in 2001 Selling, general and administrative expenses as a percentage ofsales were 23.7% and 23.8%, respectively, for the three and nine months ended September 30, 2002, compared to 23.6% and 23.1%, respectively, for the same periods in 2001. Research and development costs declined to 3.3% of sales for both the three and nine months ended September 30, 2002, down from 3.7% and 4.0% of sales, respectively, for the same periods of 2001.

Operating and Net Income. During the quarter ended September 30, 2002, the Company reported income from operations of $4.6 million compared to $2.7 million for the comparable period in 2001, an increase of 69%. Operating income for the first nine months of 2002 was $12.2 million verses $7.0 million for the same period in 2001, an increase of 76%. Net income has also increased significantly to $3.1 million for the 3rd Quarter of 2002 up 79% from the $1.7 million for the 3rd Quarter of 2001. Similarly, the nine months of 2002 net income was $8.2 million up 70% over the $4.8 million for the first nine months of 2001.

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

The increase. in both income operating income and net income for the three and nine months ended September 30, 2002 was mainly attributable to the improvement in gross margins discussed above, as well as increased sales, and lower interest costs.

Liquidity and Capital Resources. At September 30, 2002, the Company's working capital was $29.5 million which represented a current ratio of 3.3 to 1. During the nine months ended September 30, 2002 the principal sources of funds were $15.5 million generated from operations and $2.8 million from the issuance of common stock. During this same period, $5.8 million was used to pay down long-term debt and $6.6 million to purchase plant and equipment. These factors resulted in an increase of $6.1 million in cash for the nine months ended September 30, 2002.

In March 2000, the Company increased its long-term revolving credit facilities with a bank to $35 million for a term of six years. During September 2001, the Company voluntarily reduced its line of credit under this obligation to $8 million. The credit facility bears interest at or below the bank"s prime rate, or can be fixed at between 140 and 160 points over LIBOR and contains various conditions and restrictions. At September 30, 2002, the outstanding balance under the credit facility was zero. Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance growth in inventories and receivables, particularly with acquisitions and the introduction of new product lines. Management expects cash flow requirements to continue at similar levels in the near future with the possible exception of an increase in plant capacity in Ireland as well as Utah, starting in 2003 but more likely 2004. The Company's principal source of funding for these and other expenses has been the cash generated from operations, the sale of equity, secured loans on equipment and bank credit facilities. The Company believes that its present sources of liquidity and capital are adequate for its current operations.

Risk Factors.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at profit.

The market price of our common stock could be subject to significant fluctuations and may decline. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks, particularly following an initial public offering, has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results potentially could be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include the following:

         o changes in market valuations or earnings of our competitors or other technology companies;
         o   actual or anticipated fluctuations in our operating results;
         o changes in financial estimates or investment recommendations by securities analysts who follow our business;
         o   the loss of key personnel;
         o   our sale of common stock or other securities in the future;
         o   intellectual property or litigation developments;
         o   changes in business or regulatory conditions; and
         o   the trading volume of our common stock.

Competition. The market for each of the products sold by the Company, or proposed to be sold, is highly competitive. The Company faces substantial competition from several companies, including many which are larger, better established and have greater financial, technical and other resources. There is no assurance that the Company will be able to compete successfully against such companies in the future. The ability of the Company to compete successfully is dependent, in part on its ability to

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

respond effectively to changes in technology and to develop and market new products which achieve significant market acceptance, of which there can be no assurance. Companies with substantially greater resources than the Company and others are actively engaged in research and development of other diagnostic and interventional methods, treatments and procedures that could render the Company's products obsolete or limit the market for such products.

Dependence on Proprietary Technology. Proprietary technology is important to the Company in the development and manufacture of its products. The Company seeks to protect its technology through a combination of patents, trade secrets, proprietary know-how and confidentiality agreements. While the Company has obtained U.S. patents and filed additional U.S. and foreign patents applications, there can be no assurance that issued patents will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. The Company could concur substantial costs in seeking enforcement of its patents against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims or others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

Product Liability. The sale and use of its products entails an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $1,000,000 per occurrence and $5,000,000 in the aggregate which may not be adequate for expenses or liabilities actually incurred.

Dependence on Key Personnel. The Company's continued success is dependent on key management personnel, including Fred P. Lampropoulos, its Chairman of the Board, President and Chief Executive Officer on whom it maintains key man life insurance of $2,000,000. The loss of Mr. Lampropoulos or of certain other key management personnel could materially adversely affect the Company. The success of the Company will also depend among other factors, on the successful recruitment and retention of key personnel.

Regulation and Reimbursement Limits. The products manufactured by the Company are "devices" as defined in the Federal Food, Drug and Cosmetic Act, and are subject to regulation by the Food and Drug Administration (the "FDA") with respect to manufacturing, distributing, record keeping, labeling and advertising in the U.S. The Company's products are also subject to similar regulation in various foreign countries in which the Company's products are offered and sold. Further, the Company is subject to continual review and periodic inspections at its current and proposed facilities with respect to Quality Systems Regulations and Standards enforced by the FDA and other government agencies outside the United States. The Company believes it is in material compliance with all applicable requirements but is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company's business could be adversely affected by failure to comply with all applicable regulations.

The cost of a significant portion of medical care is funded by governmental, or other insurance programs. Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase the Company's products. In addition, limitations on reimbursement for procedures which utilize the Company's products could adversely affect sales.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

As we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuation to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. We have adopted a limited hedging program to help protect us from risk associated with foreign currency fluctuations. (see item 3 Market risk disclosures)

Our quarterly operating results are difficult to predict, and if we do not meet quarterly financial expectations of securities analysts or investors, our stock price is likely to decline.

Our quarterly revenue and operating results are somewhat difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily

MERIT MEDICAL SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

meaningful, and you should not rely on them as a indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

         o   changes in demand for our products;
         o any downturn in our customers' and potential customers businesses, the domestic economy or international economies where our customers and potential customers do business;
         o   the timing of product releases by us or by our competitors;
         o changes in the mix of revenue attributable to or from higher-margin products.

Future acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in or acquisitions of complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including the following.

         o   Potential adverse effects on our operating results;
         o Integration of acquired technologies with our existing products and technologies;
         o   Integration of management information systems, personnel,  research and development, and marketing, sales and support operations;
         o   Potential  loss of key employees from the acquired  company;  and
         o   Diversion of management's attention from other business concerns.

Further, we may have to incur debt or issue equity securities to pay for any future acquisitions, either of which could affect the market price of our common stock. The sale of additional equity or convertible debt could result in dilution of our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

ITEM 4:

CONTROLS AND PROCEDURES

Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

MERIT MEDICAL SYSTEMS, INC.


                           PART II - OTHER INFORMATION


ITEM 4: Exhibits and Reports on Form 8-K

              (a) Reports on Form 8-K - none
              (b) Exhibits - The following exhibits are included with this report on Form 10-Q:

                    Exhibit  99.1  -  Certification  of  Fred  P.   Lampropoulos
              pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                    Exhibit 99.2 - Certification  of Kent W. Stanger pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

ITEM 5:  Other Information

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Commitee of the Board of Directors of the Registrant has approved the continuing provision of certain non-audit services of Deloitte & Touche LLP, the Registrant's independent auditor. Such services include tax and tax-related services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MERIT MEDICAL SYSTEMS, INC.



Date:     NOVEMBER 13, 2002          /s/: FRED P. LAMPROPOULOS
       -----------------------       -----------------------------------
                                     FRED P. LAMPROPOULOS
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER




Date:     NOVEMBER 13, 2002          /s/: KENT W. STANGER
       -----------------------       -----------------------------------------
                                     KENT W. STANGER
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

MERIT MEDICAL SYSTEMS, INC.




                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Fred P. Lampropoulos, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Merit Medical Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002.



                                         /s/ Fred P. Lampropoulos
                                         ------------------------

MERIT MEDICAL SYSTEMS, INC.




                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Kent W. Stanger, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Merit Medical Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002.


                                                   /s/ Kent W. Stanger
                                                  ----------------------