Form 10-K
period 2002-12-31
MERIT MEDICAL SYSTEMS INC
filed 2003-03-31
CIK 856982

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           MERIT MEDICAL SYSTEMS, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Utah                        0-18592                    87-0447695
------------------         ----------------------      ----------------------
 (State or other            (Commission File No.)           (IRS Employer
 jurisdiction of                                          Identification No.)
 incorporation)
                             1600 West Merit Parkway

                            South Jordan, Utah 84095

        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 253-1600
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                   Title of Class: Common Stock, No Par Value
                   --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in rule 12b-2 of the Act)   Yes X      No
                                           ---       ---

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on June 28, 2002, which is the last day of the Registrant's most recently completed second fiscal quarter (based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 28, 2002), was approximately $251million. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 25, 2003 the Registrant had 14,117,405 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the  following  document are  incorporated  by reference in
Part III of this Report: the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 22, 2003.


                                TABLE OF CONTENTS

PART I .......................................................................................    1
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS ..............................................    1
Item 1   Business.............................................................................    1
GENERAL ......................................................................................    1
PRODUCTS .....................................................................................    2
MARKETING AND SALES ..........................................................................    7
CUSTOMERS ....................................................................................    8
RESEARCH AND DEVELOPMENT .....................................................................    9
MANUFACTURING ................................................................................    9
COMPETITION ..................................................................................    9
PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS ............................   10
REGULATION ...................................................................................   10
EMPLOYEES ....................................................................................   11
AVAILABLE INFORMATION ........................................................................   11
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES .............................................................................   11
FACTORS THAT MAY AFFECT FUTURE RESULTS .......................................................   12

Item 2.  Properties ..........................................................................   15

Item 3.  Legal Proceedings ...................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders .................................   16

PART II ......................................................................................   16

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters ................   16

Item 6.  Selected Financial Data .............................................................   17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   17

Item 7A. Quantitative and Qualitative Disclosure About Market Risk ...........................   21

Item 8.  Financial Statements and Supplementary Data .........................................   22

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure ...   44

PART III .....................................................................................   45

Items 10, 11, 12, 13 and 15 ..................................................................   45

Item 14   Controls and Procedures  ...........................................................   45

PART IV ......................................................................................   45

Item 16.  Exhibits, Financial Statement Schedule and Reports on Form 8-K .....................   46

Signatures ...................................................................................   48

Certification Pursuant To Rule 13a-14 under the Securities Exchange Act of 1934 ..............   49


                                     PART I.

DISCLOSURE REGARDING FORWARD -LOOKING STATEMENTS

         This Report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including market acceptance of the Company's products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that render the Company's products obsolete, product liability claims, foreign currency fluctuations, changes in health care markets related to health care reform initiatives and other factors referred to in the Company's press releases and reports filed with the Securities and Exchange Commission (the "SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on the Company's operating results are described under "Factors That May Affect Future Results" beginning on page 12.

Item 1.  Business.
         ---------

GENERAL

         Merit Medical Systems, Inc. (the "Company" or "Merit," "we," or "us") was formed in 1987 by members of its current management for the purpose of producing single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in product design and its proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a group of sensor-based products that address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. Since 1997, the Company has expanded its product offerings to include catheters, guide wires, sheath introducers, needles, safety products and drug infusion devices.

         The Company's strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology. Merit continues to increase market acceptance and penetration for both its existing and new products in the United States and in international markets. Longer term, the Company's strategy is to extend the application of its sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care. The Company's sales of stand-alone products in combination with custom kits have increased as additions have been made to the Company's product lines. In 2002, approximately 51% of the Company's sales were made directly to the United States hospitals and approximately 26% of sales were made to custom packagers, distributors and O.E.M. companies who also distribute to the United States hospitals. Approximately 23% of the Company's sales in 2002 were made in international markets.

         The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Merit Sensor Systems, Inc. (formerly Sentir, Inc.), a California-based manufacturer of silicon sensors, and during 1999, the Company purchased the remaining interest in Sentir, Inc. The Company also has established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct its international business. On January 31, 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. ("UMI"). On August 20, 1999, the Company purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc. ("Mallinckrodt"). Unless otherwise specified or evident from the context, references to the Company include its consolidated subsidiaries. The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

         The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in cardiac catheterization and radiology laboratories, consultation with the Company's medical advisors and consultants and direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including the following:

o  control  syringes  (CCS(TM),  Smart     o  a torque device,
   Tip(TM)and Inject8(TM)),

o  inflation devices  (IntelliSystem(R),   o  contrast    management   systems
   Monarch(R), Basix(R),and BasixCOMPAK       (Miser(R)and In-Line(TM)Contrast
   (TM) including new 30-atmosphere           Management System(TM)),
   versions),

o  specialty syringes (Medallion(R)and     o  angiography needles (Majestik(R)
   VacLok(R))                                 Series,Majestik(R)Shielded
                                              Needle),

o  high-pressure tubing and connectors     o  blood containment devices
   (Excite(TM),   flexible,   braided,        (Captiva(R)),
   rigid, pvc, and Sherlock(TM)),

o  waste    handling    and   disposal     o  pericardiocentesis catheters and
   products (Merit Disposal  Depot(R),        procedure trays,
   Backstop(R)and ShortStop(R)),

o  a disposable    blood    pressure       o  thrombolytic  infusion catheters
   transducer (Meritrans(R)),                 (Fountain(R)and Mistique(TM))
                                              and accessories (Squirt(R)),


o  disposable     hemostasis    valves     o  diagnostic  angiographic pigtail
   (MBA(TM), Passage(R), Access-9,(TM)        catheters, diagnostic cardiology
   Access  Plus(TM),   Double-Play(TM)        and radiology catheters
   and Inspector(TM)),                        (SofTouch(R)and Performa(R)),

o  manifolds and stopcocks (Marquis(R)     o  sheath introducers (DialEase(TM)),
   Series),                                    and

                                           o  diagnostic guide wires
                                              (Inqwire(R), and RadStat(TM)).


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

           The following paragraphs contain a brief description of, and provide other information regarding, Merit's key products:

         Inflation Devices and Angioplasty Accessories. Inflation devices are large, specialized syringes used in interventional catheterization procedures to inflate balloon-tipped catheters. Each of the Company's inflation devices incorporates patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

         The Company's IntelliSystem(R) 25 inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an internal pressure transducer which connects to a monitor outside of the sterile field. The IntelliSystem(R) monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. The Company believes that electronic sensing display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

         The patented IntelliSystem II(TM) color monitor is an advanced balloon inflation system. It gives physicians several highly desirable options, including: a large touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show extremely subtle changes in pressure measurements. In addition, the readouts are available in four languages by touching the screen. Management believes Merit the only company with digital technology sensitive enough to show minute changes in pressure.

         The Monarch(R) is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe. The small monitor does not offer the same display, storage or printing capabilities of the IntelliSystem(R) & IntelliSystem II(TM) but offers the convenience of portable, digital operation. In 2002, Merit launched a 30 atmosphere version to provide clinicians with additional options.

         The Basix(R) 25 and the BasixCOMPAK(TM) are disposable inflation syringes which incorporate a conventional analog pressure gauge mounted on the barrel of the inflation syringe. The Basix(R) more closely resembles devices marketed by the Company's competitors but includes the Company's proprietary design features and benefits. The Company believes that the Basix(R) and BasixCOMPAK(TM) represent a significant addition to its line of inflation devices and will contribute to increased sales where both clinical outcomes and price are a priority.

         Hemostasis Valves. The MBA(TM), Passage(R), AccessPlus(TM), Double Play(TM), and the Inspector(R) hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's angioplasty packs. These valves are made of polycarbonate plastic for clarity and include Sherlock(TM) connectors. The devices differ in size and function. The MBA(TM) features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve. The Access Plus(TM) and Access 9(TM) are large-bore configurations. The Double Play(TM) incorporates a double "Y" configuration for kissing-balloon techniques. And the Inspector(R) is a single-lumen, flow-through configuration.

         Torque Device. The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

         Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty and stent placement. (A stent is a tube that is inserted into a vessel or passage to keep it open and prevent closure due to stricture or external pressure). The control syringes are molded from polycarbonate material, which is stronger than glass and other plastics used in the industry. The Company offers different models and sizes of the control syringes with varying features, according to physician preference. These features include different configurations of syringe handles, plungers and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes, including a popular 8ml model, Inject8(TM) and the new, streamlined Inject10(TM). In response to customer, Merit launched latex-free control syringes in 1998.

         Specialty Syringes. Merit's Medallion(R) syringes, a line of disposable, latex-free, color-coded specialty syringes, are used for injection of medications, flushing manifolds and other general purposes. These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations. The color-coding minimizes medication errors by allowing a clinician to assign a color for each medication to be dispensed and to differentiate syringes by their contents. The syringes also can be custom printed to the specifications of the user. The Company believes that the design, color coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures. The specialty syringes are sold separately and are an important component of the Company's custom kits.

         60ml VacLok(R). The 60ml VacLok(R) syringe is used to create negative pressure. There are many clinical applications for a negative pressure syringe, including: abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.

         Large-Bore Stopcock(TM). The Large-Bore(TM) Stopcock launched in 2001 is designed to facilitate movement of fluid. The large internal diameter (0.120") is designed for moving drainage fluid from the body. Like all Merit stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate handle.

         Marquis(TM) Series Stopcock. The Company's Marquis(TM) Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle. The Marquis(TM) Series Stopcock is used in connection with Sherlock(TM) connectors to provide improved connections during procedures.

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

         Percu-Stay(R) - Catheter Fixation Device. Percu-Stay(R) is a one piece catheter tube securing device and site dressing for percutaneous drainage sites. The product provides a comfortable, low-profile fixation device for catheters and tubes. The device is used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

         MDD600(TM). The Merit Drainage Depot(TM) was launched in 2001 and is specifically designed to temporarily collect fluids. It incorporates a drainage spout for quick and easy fluid disposal, and an internal anti-reflux valve to help prevent fluid from backing up the line. The bag also comes packaged with an adjustable velcro strap that can be used to attach the device to the patient's waist or leg.

         High-Pressure Contrast Injection Line and Sherlock(TM) Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into a patient's artery or vein. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 pounds per square inch ("psi"), and requires tubing that can withstand these pressures. The Company offers high-pressure, specialty tubing with proprietary Sherlock(TM) connectors. In 1998, the Company launched Excite(TM), a new line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength. Sherlock(TM) connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing that can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock(TM) connectors is an important component of custom kits.

         RadStat(TM) Radial Artery Compression Device. The RadStat(TM) Radial Artery Compression Device is intended to be used to apply direct pressure to the radial artery puncture site after diagnostic and interventional procedures. In addition to rapid controlled hemostasis, the RadStat(TM) immobilizes the wrist comfortably, permitting rapid patient ambulation.

         Waste Containment Systems. Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible. To address these concerns, the Company has designed a waste containment bag which connects to a manifold in a closed system and collects waste materials such as blood and other fluids during angioplasty or other procedures. The Merit Disposal Depot(TM) is self-contained for ease of disposal and reduces the risk of contamination. The Backstop(R) is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens. In 2002, Merit launched the DugOut(TM), a large volume (1000 ml) line extension to the Backstop(R). The DugOut(TM) also contains an additional compartment for the storage of accessories.

         Contrast Management Systems. The Miser(TM) and the In-Line(TM) Contrast Management System have been designed to increase catheterization lab efficiencies by reducing contrast media waste. This small system helps save hospitals thousands of dollars a year in wasted contrast.

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

         Majestik(R) Shielded Angiography Needles. The Needlestick Safety and Prevention Act passed by the United States Congress in November 2000 requires healthcare employers to document their exposure control plan and evaluate safety-engineered products to protect clinicians. In 2002, Merit launched a new line of shielded, 18-gauge angiography introducer needles that meet the requirements of the law. The Majestik(R) shielded needle is one of the first safety-engineered devices designed to promote safer needles in cardiology and radiology. Access Safety Kits (A.S.K. Merit) were launched in early 2003 and include protected scalpels and needles used for vascular access.

         Fountain(R) and Mistique(TM) Infusion Catheters. Vascular occlusion is a common anomaly that affects millions of patients each year. Both the Fountain(R) catheter and the Mistique(TM) catheters deliver therapeutic solutions to dissolve thrombolytic occlusions (blood clots) in peripheral arteries, hemodialysis grafts and deep veins. The Fountain catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes. The Mistique(TM) is designed to be used over standard 0.035 or 0.038 guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

         Squirt(R) Fluid Dispensing System. The Squirt(R) fluid dispensing system is a unique and proprietary product designed specifically for therapeutic infusion for controlled, accurate and consistent fluid delivery. Some Fountain catheter configurations contain a Squirt(R) packaged with it.

         InQwire(R) Diagnostic Guide Wires. Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil. The technology needed to produce these wires is considerable, and Merit utilizes its guide wire center of excellence in Ireland to manufacture the Inquire Diagnostic Guide Wire. Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient's heart artery or other area of the body.

         RingMaster(TM). The RingMaster(TM) guide wire basin, launched in 2001, allows clinicians to conveniently store guide wires to maintain sterility and organization. It separates wires for quick selection, uses less table space than conventional basins because it's stackable and it helps keep wires hydrated throughout the procedure.

         Vessel Dilators. Dilators are used to dilate puncture sites. They are commonly used in radiology and cardiology over a 0.035" or 0.038" guide wire to dilate the site prior to placing sheaths and catheters in the femoral artery.

         DialEase(R) Introducer Sheath. The DialEase(TM) Sheath is a short introducer ideally suited for dialysis graft intervention. It is commonly used in conjunction with the Fountain(R) and Mistique(TM) therapeutic infusion catheters to declot dialysis grafts.

         Angiography Pigtail Catheter. In 1997, Merit acquired new product lines and technologies from UMI, a small specialty medical manufacturing firm in upstate New York. At that time the Company began marketing a new line of thin-wall, (Teflon(R)), high-flow, pigtail angiographic catheters designed for smaller patients.

         Pericardiocentesis Kit. On occasion, the pericardial sack surrounding the heart becomes filled with blood or fluid. To remove the fluid and the potential for heart strangulation (tamponade), a catheter is placed in the pericardial sack to drain the excess fluid. Merit offers a complete pericardiocentesis kit which combines a high-flow drainage catheter with virtually all components needed to place the device in the pericardial sack. The kit combination saves the physician both time and money by having all components in one convenient tray.

         One-Step(TM) Centesis Catheter. The One Step(TM) Catheter launched in the first quarter of 2002 and is intended to be used for short-term centesis procedures. It incorporates a luer-locked introducer needle for secure, one-handed placement. The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement. The transition between the catheter and needle is smooth to facilitate insertion.

         Resolve(TM) Universal Drainage Catheter with Locking Pigtail. The Resolve(TM) Universal Drainage Catheter with locking pigtail and hydrophilic coating is expected to be another key addition to Merit's offering of drainage catheters and accessories in 2003. It is intended for percutaneous drainage of body fluids where a locking pigtail is required for extended catheter placement. With the unique, patented pigtail release mechanism there is no need to cut the catheter for removal and exchange. With a new hub design, the clinician can close the hub and lock the pigtail with one hand. There is no longer a requirement to wind a locking suture around the hub to keep the pigtail locked in place.

         Resolve(TM) Universal Drainage Catheter with Non-Locking Pigtail. The Resolve(TM) Universal Drainage Catheter with non-locking pigtail was also launched in 2002. It is a standard drainage catheter designed to expand Merit's offering of drainage products.

         Meritrans(R) Pressure Transducer and Accessories. Diagnostic blood pressure monitoring is a critical priority in virtually all diagnostic and interventional procedures. The Meritrans(R) provides clinicians with reliable and precise blood pressure measurement. The clear, flow-through design makes flushing and debubbling simple and safe. The transducer is a vital component of many custom kit configurations. Pressure Monitoring Tubing and Stopcocks are common ancillary products to complement the Meritrans(R). Merit provides several reusable accessories to support the Meritrans(R). The Merit Mentor(TM) is a transducer calibration and troubleshooting device to insure accuracy and repeatability of physiologic pressure measurements. Reusable transducer cables connect the Meritrans(R) to the bedside monitor. Organizing brackets hold multiple transducers to beds and IV poles.

         Pressure Infusor Bag. In 2001, Merit signed a distribution agreement for a line of Pressure Infusor Bags. These devices are used hospital-wide to apply pressure to a sealed bag of fluid, such as IV solutions or blood products. The pressure exerted is shown by a color-coded pressure gauge, and the device has a valve that releases pressure to prevent inadvertent over-pressurization.

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

         Universal Fluid Dispensing Syringe. In 1997, the Company received 510(k) approval from the U.S. Food and Drug Administration ("the FDA") for use of its digital inflation devices (IntelliSystem(R) and Monarch(R) products) for a wide range of additional clinical applications such as discography, esophageal dilatation, trigeminal nerve compression, and retinal detachment. Universal fluid dispensing syringes incorporate patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure. When used in other clinical applications such as discography, the IntelliSystem(R) accurately dispenses fluid while documenting and graphing pressures in the disc. The Company believes that electronic sensing display of such information is much more accurate and precise than the tactile feel of standard syringes and that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

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

         Vessel-Sizing Catheters. In 2000, Merit introduced a complete line of adult vessel-sizing catheters, which are used by radiologists to measure the internal diameter and length of a blood vessel under fluoroscopy. Procedures in which these catheters are used include angioplasty, embolization, abdominal aortic aneurysm (AAA) stent-grafts and vena cava filter placements. In 2001, pediatric vessel-sizing catheters were introduced to complement the line.

         Guide Catheters. The Company's acquisition of the operating assets and product lines of Mallinckrodt's Angleton, division in 1999 brought a line of high-quality guide catheters used in cardiology. Coronary angioplasty requires the use of a guiding catheter to place the balloon within the vasculature. The catheter is inserted through a sheath into the arterial system. Once in place, the guiding catheter acts as a conduit for the guide wire, the dilating balloon catheter, coronary stents and radiopaque dye that is used to provide fluoroscopic visualization during the procedure.

MARKETING AND SALES

         Target Market/Industry. Cardiovascular disease is the number-one health problem in the United States. According to American Heart Association estimates, nearly 60 million Americans, or approximately 25% of the population, have one or more types of the disease. Cardiovascular disease accounts for an estimated one million deaths annually, more than 40% of the U.S. total. A majority of the Company's sales revenues are derived from products used in coronary angiography and angioplasty procedures designed to treat cardiovascular disease. The Company believes that transcatheter modalities (products and technologies utilizing heart catheterization procedures) such as balloons, stents and defect repair currently represent the greatest potential to diagnose and treat the disease. The Company intends to build upon its existing market position in both catheter technology and accessory products to continue its sales growth.

         The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement. The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends. This has not, however, prevented significant investment in new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention. Much of this additional investment relates to procedures, devices and drugs for the treatment and prevention of coronary artery disease that have been developed and are currently being used by physicians. These procedures, devices and drugs include laser angioplasty, atherectomy procedures and drug therapies, the effect of which may be to render certain of the Company's products obsolete or to limit the markets for Merit products. However, with the advent of vascular stents and other procedures, such as discography and kyphoplasty, the Company has experienced continued growth in its proprietary inflation technology. The Company is monitoring trends in the industry and believes it is in a position to launch catheters and accessories to support growing clinical applications.

         There are a large number of projects focused on improving the diagnosis of cardiovascular disease, solving the issue of restenosis and other less invasive alternatives to open-heart surgery. In recent years researchers have focused their interests on technologies and products that support the growth of transcatheter approaches to reducing the morbidity and mortality of cardiovascular disease, including: drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy and transmyocardial revascularization. One area of specific interest to the Company is transradial catheterization which is the introduction of vascular catheters through the radial artery allowing for rapid ambulation which ultimately reduces total patient cost. The Company plans to continue to develop and launch innovative products to support these clinical trends.

         Market Strategy. The Company's marketing strategy is focused on identifying and introducing highly profitable, differentiated products that meet customer needs. The Company has targeted selected hospital market segments in cardiology and radiology where its products are used. Suggestions for new products and product improvements may come from engineers, sales persons, physicians and technicians who perform the clinical procedures.

         When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with the Company's business, and has a good potential financial return, a "project team" is chartered with individuals from the Company's marketing, engineering, manufacturing  and  quality  assurance  departments.  This team  identifies  the customer requirements, integrates the design, compiles all necessary documentation and testing and prepares the product for market introduction. The Company believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

         The United States Sales. The Company's direct sales force currently consists of a vice president of sales, an executive sales manager, five regional sales managers and 46 direct sales representatives located in major metropolitan areas throughout the United States. The Company's sales people are trained by personnel at the Company's facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

         International Sales. Outside of the United States, approximately 100 independent dealer organizations and 17 direct sales representatives in Germany, France, the United Kingdom, Belgium, Netherlands, and Ireland presently sell the Company's products. In 2002, the Company's international sales grew by 8% and accounted for approximately 23% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that its international sales will continue to increase.

         International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which it is sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

CUSTOMERS

         The Company serves hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management), neurologists, technicians and nurses, all of whom influence the purchasing decision for Merit's products. Hospitals also purchase the Company's products in the United States through custom packagers and packers who assemble and combine products in custom kits and packs. The Company's customers outside the United States are hospitals and other end users in those countries where a direct sales force has been established; In other countries where the Company does not have a direct sales force, independent dealers in medical products resell to hospitals and other customers.

           In 2002, approximately 51% of the Company sales were made directly to domestic hospitals, approximately 26% to custom packagers and packers and approximately 23% to international markets. Sales to the Company's single largest customer, a packer, accounted for approximately 7% of total sales during the year ended December 31, 2002. Merit manufactures products for other medical device companies through its OEM program. During the year ended December 31, 2002, OEM sales represented approximately 9.5% of Merit's total revenue.

RESEARCH AND DEVELOPMENT

         The Company believes that one of its strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies as well as its recently developed and acquired technologies of guide wires and catheters to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items, which can be included in the Company's custom kits or sold separately. Longer-term projects include the use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Several of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $4,007,622, $4,117,839 and $3,864,171 in 2002, 2001 and 2000, respectively. The Company did not conduct any customer-sponsored research and development during those periods. The Company anticipates that its research and development expenses will range between approximately 3% and 4% of net sales during the year ended December 31, 2003.

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

         The electronic monitors and sensors used in the Company's IntelliSystem(R) and Monarch(R) inflation devices are assembled from standard electronic components or purchased from suppliers. In July 1994, the Company acquired a 73% interest and in August 1999 the Company acquired the remaining interest in Merit Sensor Systems, Inc., which develops and markets silicon sensors. Merit Sensor Systems, Inc. is presently providing virtually all of the sensors utilized by the Company in its digital inflation devices.

         The Company's products are manufactured at several facilities including South Jordan, Utah; Santa Clara, California; Galway, Ireland; Angleton, Texas and a leased expansion facility in Murray, Utah. See "Item 2. Properties."

         Merit's variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, helps to ensure the stability in its manufacturing process. Historically, Merit has not been materially affected by interruptions with such suppliers. Further, contingency plans are in place to engage back-up suppliers so that materials and components continue to be available.

COMPETITION

         The radiology and cardiology markets encompass a large number of suppliers of many different sizes. The Company competes with small firms, such as Possis Medical and Microtherapeutics; medium-sized companies like Cook, Arrow and Angio Dynamics; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Guidant, Medtronic and C.R. Bard. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company.

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

           The Company believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the United States for control syringes, tubing and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices and hemostasis accessories. The Company also believes that the recent and planned additions to its product lines will enable it to compete more effectively in both U.S. and international markets. The Company's new IntelliSystem(R) II color monitor provides considerable improvements, including sensitivity, in Merit's existing, patented digital technology. The Company is the only provider of digital inflation technology in the world. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

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

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

         The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Merit has received 92 issued U.S. and foreign patents, and many more are pending. Two U.S. patents were issued in 1991 covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure, and two U.S. patents were obtained in 1992 and 1993 covering digital control aspects of the Company's IntelliSystem(R) inflation device and for displaying, storing and retrieving inflation data. The Company has obtained other patents covering each of its Monarch(R) and Basix(R) inflation devices and additional features of the IntelliSystem(R). Patents granted to the Company prior to 1995, expire 17 years after the date of grant, and patents granted to the Company after 1995 expire 20 years after the date of application.

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. Moreover, although certain of the Company's key patents will expire in 2008 and other patents will expire thereafter, the Company expects that related products will continue to be valuable, in part because of proprietary innovations made since the issue of the initial patent. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem(R) and Monarch(R) inflation devices in consideration of a 5.75% ongoing royalty, not to exceed $450,000 annually. Royalties paid in each of 2001, 2000 and 1999 were $450,000.

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

         The Company has registered or applied for registration of several trade names or trademarks. See "Products" above. The Company also places copyright notices on its instructional and advertising materials and has registered copyrights relating to certain software used in its electronic inflation devices.

REGULATION

         The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a director of regulatory affairs and a director of quality assurance who are responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with these requirements, the Company's business could be adversely affected by a failure to comply with all applicable FDA and other government regulations presently existing or promulgated in the future.

         The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

         New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations promulgated by the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and clearance by the FDA prior to marketing. Products subject to the Section 510(k) of the Federal Food Drug and Cosmetic Act require FDA clearance prior to marketing Federal Food Drug and Cosmetic Act. To date, the Company's products have required only compliance with Section 510(k). The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 9001, EN46001, and ISO 13485 certification for its South
Jordan, Murray, Utah facilities, and Angleton facilities. The Company has received its ISO 9001 and EN46001 for its Galway, Ireland facility. The Company has also received ISO 9002 certification for its Merit Sensor Systems, Inc. facility in Santa Clara, California.

EMPLOYEES

         As of March 18, 2003, the Company employed 1,098 persons, including 818 in manufacturing, 118 in sales and marketing, 79 in engineering, research and development and 83 in administration.

         Many of the Company's present employees are highly skilled. The Company's failure or success will depend, in part, upon its ability to retain such employees. Management is of the opinion that an adequate supply of skilled employees is available. The Company has from time to time experienced rapid turnover among its entry-level assembly workers as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees. All employees are bound by policies of confidentiality. None of the Company's employees is represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

      The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

         The Company makes available, free of charge, on its Internet website, located at http://www.merit.com, its most recent Annual Report on Form 10-K, its most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since the Company's most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 11 to the Consolidated Financial Statements included in this report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The business, operations and financial condition of the Company are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's business, operations and financial condition are the factors identified below:

The Company's products may be subject to recall or product liability claims.

         Merit's products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If the Company's products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company's products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material effect on the Company's business and financial condition.

         Substantially all of Merit's products are backed by a limited warranty for returns due to defects in quality and workmanship. Merit maintains a reserve for these future returned products, but the actual costs of such returns may significantly exceed the reserve, which could have a material adverse effect on the Company's operations.

Termination of relationships with the Company's suppliers, or failure of such suppliers to perform, could disrupt the Company's business.

         Merit relies on raw materials, component parts, finished products, and services supplied by outside third parties in connection with its business. For example, substantially all of the Company's products are sterilized by two entities. In addition, some of the Company's products are manufactured or assembled by third parties. If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, the Company's ability to meet its obligations to its end customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company's business and financial condition.

The Company may be unable to compete in its markets, particularly if there is a significant change in relevant practices and technology.

         The market for each of the Company's existing and potential products is highly competitive. The Company faces competition from several companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than does Merit. Such resources and market presence may enable the Company's competition to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

         In addition, Merit's ability to compete successfully is dependent, in part, upon the Company's ability to respond effectively to changes in technology and to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than the Company are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for the Company's products and eventually make certain products obsolete. A reduction in the demand for a significant number of the Company's products, or a few key products, could have a material adverse effect on the Company's business and financial condition.

A  significant  adverse  change  in,  or  failure  to  comply  with,   governing
regulations could adversely affect the Company's business.

         Substantially all of the Company's products are "devices," as defined in the Federal Food, Drug and Cosmetic Act ("FDA"), and the manufacture, distribution, record keeping, labeling and advertisement of Merit's products is subject to regulation by the "FDA" in the United States and its equivalent regulatory agencies in various foreign countries in which Merit's products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FEA's Good Manufacturing Practices and similar requirements of foreign countries. Merit's business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company's business and financial condition.

Limits on reimbursement imposed by governmental and other programs may adversely affect the Company's business.

         The  cost  of a  significant  portion  of  medical  care is  funded  by
governmental,   social   security  or  other  insurance   programs.   Limits  on
reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase Merit products. In addition, limitations on reimbursement for procedures which utilize Merit products could adversely affect sales.

The Company is subject to work stoppage, transportation and related risks.

         Merit manufactures its products at various locations in the United States and in Ireland and sells its products throughout the United States, Europe and other parts of the world. The Company depends on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to the Company's various facilities and to move Merit products to customers, operating divisions and other subsidiaries located within and outside the United States. Merit's manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in the Company's manufacturing or transportation could materially adversely affect the Company's ability to meet customer demands or its operations generally.

The Company may be unable to protect its proprietary technology or may infringe on the proprietary technology of others.

      The Company's ability to remain competitive is dependent, in part, upon its ability to prevent other companies from using its proprietary technology incorporated into its products. The Company seeks to protect its technology through a combination of patents and trade secrets, as well as license, proprietary know-how and confidentiality agreements. The Company may be unable, however, to prevent others from using its proprietary information, or continue to use such information itself, for numerous reasons, including the following:

o Merit's issued patents may not be sufficiently broad to prevent others from copying its proprietary technologies;

o Merit's issued patents may be challenged by third parties and deemed to be overbroad or unenforceable;

o Merit's products may infringe on the patents of others, requiring it to alter or discontinue its manufacture or sale of such products;

o Costs associated with seeking enforcement of Merit's patents against infringement, or defending itself against allegations of infringement, may be significant;

o Merit's pending patent applications may not be granted for various reasons, including overbreadth or conflict with an existing patent; and

o Other persons may independently develop, or have developed, similar or superior technologies.

A significant portion of the Company's revenues are derived from a few products and procedures.

         A significant portion of the Company's revenues are attributable to sales of its inflation devices. During the year ended December 31, 2002, sales of the Company's inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of the Company's total revenues. Any material decline in market demand for the Company's inflation devices could have an adverse effect on the Company's business and financial condition.

         In addition, the products that account for a majority of the Company's historical revenues are designed for use in connection with a few related medical procedures, including angioplasty and stent placement procedures. If subsequent developments in medical technology or drug therapy make such procedures obsolete, or alter the methodology of such procedures so as to eliminate the usefulness of the Company's products, the Company may experience a material decrease in demand for its products and experience deteriorating financial performance.

Fluctuations in Euro exchange rates may negatively impact the Company's financial results

         Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on the Company's margins and financial results. For example, during 2000, the exchange rate between the Euro and the U.
S. Dollar dropped by approximately 13.2%, resulting in a reduction in the Company's gross revenues of $1,076,695 and 1.2% in gross profit for the year ended December 31, 2000. During 2001, the exchange rate between the Euro and the
U. S. Dollar resulted in a reduction of the Company's gross revenues of $467,283 and 0.4% in gross profit. However, in 2002, the exchange rate resulted in an increase of gross revenues of $497,644 and 0.4% in gross profit.

         For the year ended December 31, 2002, approximately $10.1 million, or 8.7%, of Merit's sales were denominated in Euros. If the rate of exchange between the Euro and the U.S. Dollar declines, the Company may not be able to increase the prices it charges its European customers for products whose prices are denominated in Euros. Furthermore, the Company may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, as the rate of exchange between Euros and the U.S. Dollars declines, the Company's financial results may be negatively impacted.

The Company may be unable to successfully manage growth, particularly if accomplished through acquisitions.

         Successful implementation of Merit's business strategy will require that the Company effectively manage any associated growth. To manage growth effectively, the Company's management will need to continue to implement changes in certain aspects of the Company's business, to enhance the Company's information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on the Company's management, financial, product design, marketing, distribution and other resources, and the Company could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on the Company's results of operations and financial condition.

         To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, informational management systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s). If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse effect on the Company's business and financial results.

The market price of the Common Stock has been, and may continue to be, volatile.

The market price of the Common Stock has been, and may continue to be, highly volatile for various reasons, including the following:

o Merit's announcement of new products or technical innovations, or similar announcements by its competitors;

o Development of new procedures that use, or do not use, Merit's technology;

o        Quarter-to-quarter variances in the Company's financial results;

o        Claims   involving   potential   infringement   of  patents  and  other
         intellectual property rights;

o Analyst and other projections or recommendations regarding the Common Stock or medical technology stocks generally;

o        Any  restatement  of  the  Company's   financials   statements  or  any
         investigation into the Company by the SEC or another regulatory authority; and

o A general decline, or rise, of stock prices in the capital markets generally.

The Company is dependent upon key personnel.

         The Company's continued success is dependent on key management personnel, including Fred P. Lampropoulos, the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and the Company does not maintain key man life insurance with his life. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect the Company's business and operations. The Company's success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.

 Item 2. Properties.
         -----------

         The Company is the owner of approximately 26 acres of real property situated in the City of South Jordan, Utah, surrounding an additional 10 acres of leased real property on which is located the Company's 175,000 square foot principal office and manufacturing facility. The Company sold the 10-acre site to a developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility. Monthly lease payments are approximately $122,000. The Company also holds an option to purchase the facility, exercisable at market value after 10 years and 25 years. The facility was constructed to the Company's specifications and the Company estimates that it is presently utilizing approximately 80% of the capacity.

         The Company owns a building of approximately 26,500 square feet with approximately three acres of land, in Galway, County Galway, Republic of Ireland, as its principal office and manufacturing facility for European operations. Of the three acres of land, the Company added 1.6 acres in January 2003 in preparation for a possible facility expansion which could be started as early as 2003. The existing Galway facility is used as the administrative headquarters to support the Company's European direct sales force. The facility also houses a research and development team, which has developed a PTCA guide wire and a new diagnostic guide wire, and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits, the BASIX(R) inflation device and the Company's PTCA guide wire. In 1998, the Company began the manufacture of the Company's hemostasis valve products in Ireland. Toward the end of 2001 the Company finished an R&D project and began manufacturing a new diagnostic guide wire. The Company's Galway property has been improved and equipped on terms favorable to the Company in connection with economic development incentives and grants provided by the Irish Government.

          The Company leases a manufacturing facility of approximately 50,000 square feet located in Murray, Utah. The Murray facility is used for production of several of the Company's well-established products. The leases related to the Murray facility expire in 2003 and 2004 and require the Company to make monthly lease payments of approximately $30,000. The Company also leases 8,500 square feet of manufacturing and office space located in Santa Clara, California for the production of sensors. The lease runs through September 2004 at a monthly cost of approximately $17,000 per month.

          In August 1999, the Company purchased the operating assets and product lines of Mallinckrodt's Angleton, Texas division, including approximately 19 acres of land and a 75,000 square foot building.

          The Company believes that its facilities are generally adequate for its present and currently anticipated level of operations.

Item 3.   Legal Proceedings.
          ------------------

          In the course of conducting its business operations, the Company is, from time to time, involved in litigation and other disputes. Management does not currently anticipate that any pending litigation or dispute will have a materially adverse effect on the Company's operations.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.
          ---------------------------------------------------------------------

MARKET PRICE FOR THE COMMON STOCK

          The Common Stock is traded on the NASDAQ National Market System under the symbol "MMSI." The following table sets forth high and low closing sale price for the Common Stock for the periods indicated.

               Quarter Ended             High*             Low*

               March 31, 2001            $  4.16           $  3.28
               June 30, 2001             $  6.00           $  4.00
               September 30, 2001        $ 15.20           $  5.49
               December 31, 2001         $ 15.56           $ 10.16

               March 31, 2002            $ 16.86           $ 11.64
               June 39, 2002             $ 20.74           $ 15.05
               September 30, 2002        $ 20.49           $ 16.00
               December 31, 2002         $ 24.06           $ 18.62

         * Effective as of August 27, 2001, and again as of April 11, 2002, the Company effected a 5 for 4 forward stock split of the Common Stock by means of a stock split of one additional share of Common Stock for each four shares of Common Stock outstanding. Data related to periods prior to the effective dates of the two stock splits have been adjusted to reflect the terms of such stock splits.

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

         As of March 25, 2003, the number of shares of Common Stock outstanding was 14,117,405, held by approximately 200 shareholders of record, not including shareholders whose shares are held in securities position listings.

DIVIDENDS

         The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving line of credit contains covenants prohibiting the declaration and distribution of a cash dividend at any time prior to the termination of such line of credit.

Item 6.   Selected Financial Data
          -----------------------

                                                         Year Ended December 31,
                                       ------------------------------------------------------------
                                          2002        2001         2000        1999         1998
                                       ---------    ---------    ---------   ---------    ---------
Operating Data:

   Sales                                 $ 116,227    $ 104,036    $  91,448   $  77,960    $  68,377
   Cost of  Sales                           67,712       65,938       60,824      47,918       42,434
   Gross Profit                             48,515       38,098       30,624      30,042       25,943
   Selling, General and Administrative
     Expenses                               27,732       24,040       23,300      20,407       17,528
   Research and Development
     Expenses                                4,008        4,118        3,864       3,618        3,244
   Severance Costs                            --           --            331        --           --
   Income from Operations                   16,775        9,940        3,129       6,017        5,171
   Other Expense                                13          938        2,355       1,256          881
   Gain on Sale of Land                       --           (786)        --          --           --
   Income Before Income Tax Expense         16,762        9,788          774       4,761        4,290
   Income Tax Benefit (Expense)             (5,452)      (3,052)          53      (1,454)      (1,687)
   Minority Interest in Subsidiary            --           --           --           (81)        (152)
   Net Income                            $  11,310    $   6,736    $     827   $   3,226    $   2,451
   Net Income Per Share (Diluted)        $    0.77    $    0.50    $    0.07   $    0.27    $    0.21
   Weighted Average Shares
   Outstanding (Diluted)                    14,759       13,430       12,283      11,821       11,700
 Balance Sheet Data:
   Working Capital                       $  34,582    $  26,911    $  32,447   $  33,934    $  15,780
   Total Assets                             78,305       66,659       71,447      72,360       50,665
   Long-Term Debt                               17        5,727       24,102      27,817        3,389
   Stockholders' Equity                  $  63,399    $  47,658    $  34,773   $  32,690    $  29,086




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ----------------------------------------------------------------------

OVERVIEW

          Year 2002 was Merit's most successful year in Merit's history in terms of revenue and profitability. Not only did the Company's revenues grow by 12% during 2002, but virtually every area of the Company's financial performance improved in 2002, including net income, which increased 68% over the year ended December 31, 2001 (previously the year in which the Company had achieved its highest level of net income).

          Merit experienced continued record growth and improvements in 2002. The Company's productivity increased to over $109,000 of sales per employee for the year ended December 31, 2002, up 65% from just three years ago. From January 2000 to December 2002, the Company's revenues increased over 67% and the Company introduced 15 new products, while decreasing inventory by more than 35%. The reduction in inventory and the higher employee productivity, along with Merit's upgraded MIS systems and new incentive pay system, worked together to make the Company much more productive. The productivity gains are especially evident in the gross margin improvements. Gross margins as a percentage of sales improved 510 basis points during the year ended December 31, 2002. The improvement in the Company's financial condition is reflected by the recent retirement of the Company's long-term and short-term debt. Since August 2000 (the month in which the Company's long-term debt reached its highest point), the Company paid off $32 million in long-term debt in just 19 months. Since March 27, 2002 the Company's line of credit has been paid in full, and in the 11 months since, the Company has paid cash for all its capital investments including the purchase of the facility and land in Galway, Ireland and accumulated almost $15 million in cash. All of these accomplishments have contributed to a record year for Merit.

          Higher employee productivity resulted in part from a Company-wide incentive pay program that compensates each employee for achievement of individual, team and/or Company goals, the benefit from which the Company shares with its employees. The Company's new Oracle system, with which the Company's employees are now experienced, has contributed to the Company's increased productivity. Rising from the Company's struggles during 1999, management is continuing to leverage long-term investments in: (1) product breadth, quality and innovation (2) direct sales forces in the United States and Europe and (3) quality systems and facilities.

          With the Company's cash flow improving and its debt paid off (as of February 28, 2003, the Company had retired all of its long-term debt), Merit is positioned to take advantage of many opportunities now becoming available to the Company. Merit recently added to its product line several products developed outside the Company because management believes that the Company's marketing and sales capabilities are the best vehicle for those products to get the focused exposure they need. Management believes there are many more opportunities for growth within the Company in addition to the continued growth of the market in which the Company`s products are sold. Furthermore, management believes market acceptance of the Company's new and existing products, (particularly newly acquired products, technologies and/or businesses), if achieved, will further enhance and leverage the position Merit has attained.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

                                         2002     2001     2000
                                        ------   ------   ------
Sales                                   100.0%   100.0%   100.0%
Gross margin                             41.7     36.6     33.5
Selling, general and administrative      23.9     23.1     25.5
Research and development                  3.4      4.0      4.2
Income from operations                   14.4      9.6      3.4
Income before income tax expense         14.4      9.4       .8
Net income                                9.7      6.5       .9

          Sales increased by $12.2 million, or 11.7%, in 2002, compared to an increase of $12.6 million, or 13.8%, in 2001, and an increase of $13.5 million, or 17.3%, in 2000. The increase in sales for 2002 resulted primarily from a 13% increase in custom kit revenues, a 13% increase in stand-alone products revenues, an 11% increase in inflation device revenues, and 6% increase catheter product revenues. The Company's revenues increased notwithstanding the fact that the markets for many of the Company's products are experiencing slight pricing declines; therefore substantially all of the increase in revenues was attributable to increased unit sales. Sales growth from 2000 through 2002 was also favorably affected by the introduction of new products and increased sales of existing products sold separately and packaged in custom kits, and increased penetration of the market by Merit's inflation devices. International sales in

2002 were approximately $27.1 million, or 23% of total sales, compared to $23.8 million, or 23% of total sales, in 2001, and $21.8 million, or 24% of total sales, in 2000. These increases were primarily a result of the addition of the Angleton product lines and ongoing growth in European direct sales, as well as greater acceptance of the Company's products in other international markets. Direct sales in France, Germany, the U.K., Belgium, the Netherlands and Ireland were $12.3 million, $10.6 million and $8.6 million in 2002, 2001 and 2000, respectively.

          Gross profit as a percentage of sales was 41.7%, 36.6%, and 33.5% in 2002, 2001, and 2000, respectively. The increase in the gross margin percentage in 2002 over 2001 was due primarily to increased efficiency and productivity gains achieved by the operations group in the Company's Utah facilities. A lower head count in both direct labor and overhead areas of production contributed to higher efficiency and productivity. The Company has also reduced the material costs from many of its principal vendors. Management presently anticipates that the Company will be able to improve upon the level of gross margins achieved during 2002, as demonstrated by the 43.4% gross margin reported by the Company for the fourth quarter of 2002. The Company is operating in a generally declining price market. There is also a general cost-increasing manufacturing environment. Merit has been able to battle this difficult situation with ever-increasing production volumes until 2000. Beginning in early 1999, the Company suffered through the implementation of a comprehensive new software system, which led to difficulties in efficiently operating the purchasing, planning and manufacturing processes of the business. Merit also made a purposeful effort to increase its safety stock levels of inventory in preparation for higher, anticipated sales orders ahead of Y2K. The combination of these increased production demands created a build-up of capacity in labor and overhead. As the end of 1999 approached, however, the Company needed to reduce production levels to match cash-flow expectations. The reduced production volumes created higher overhead costs per unit, lower gross margins, and lower bottom-line results. Another important factor negatively affecting gross margins was the large (13.2%) drop in the value of the Euro in relation to the U.S. Dollar during 2000, which reduced revenues and gross profit of the European operation by $1.1 million and reduced overall gross margins by 1.2%. In December 1999, the Company began the difficult process of downsizing the labor and overhead capacities in the operation of its Utah facilities. The Company eliminated the large excess negative production variances that were caused by the slowdown in production volumes. This result was accomplished by the attrition of approximately 240 people from its high point in December of 1999, or an average reduction of 100 people in 2000 compared to 1999.

          Selling, general and administrative expenses increased $3.7 million, or 15.4%, in 2002 over 2001 and $.7 million, or 3.2%, in 2001 over 2000. These additional expenditures were related principally to increased costs of expanding the direct sales force market, marketing support and their management both in the United States and Europe. Another important factor in the increase from 2001 to 2002 was expenses associated with the development of new business opportunities such as acquisitions, product distribution agreements, national accounts and the O.E.M portion of Merit's business. These increases in costs have caused selling, general and administrative expenses as a percentage of sales to increase to 23.9 % in 2002 from 23.1% in 2001.

          Research and development expenses for 2002 were $4.0 million, a decrease of 2.7%, compared to $4.1 million for 2001, an increase of 6.6% compared to $3.9 million in 2000. R&D expenses declined during 2002 as a result of the completion of R&D activities in Ireland relating to the Company's guide wire product line and the transition of much of the R&D resources to manufacturing of the new diagnostic guide wire product line. Most of the increase from 2000 to 2001 was due to an increase of the R&D capabilities in Galway, Ireland, with the Company's developing guide wire technology. Research and development costs as a percentage of sales were 3.4%, 4.0% and 4.2% for 2002, 2001 and 2000, respectively. Management believes that the development of 10 to 12 projects at any given time is an appropriate level of R&D for the Company, and is likely to provide 8 to 10 new products a year through R&D, regulatory, manufacturing, marketing and sales introduction.

          In 2002, higher sales, better gross margins and lower research costs per dollar of sales combined to increase income from operations (up 69%), income before tax (up 71%), and net income (up 68% to record levels), compared to 2001.

          The effective tax rate for 2002 was 32.5%, up slightly from 31.2% in 2001, mostly because the foreign sales corporation and R&D tax benefits were diluted by a 71% increase in income before taxes. In 2000, significantly lower margins more than offset the gains in sales as well as the reduction in SG&A and R&D expenses, the net effect of which was income from operations of $3.1 million. The income tax benefit for 2000 was $52,712, an effective rate of (-6.8%). This negative tax rate was due principally to R&D tax credits which the Company was able to realize in the fourth quarter of 2000, including a portion of which related to prior years. Management expects the effective tax rate for 2003 to rise substantially to as much as 36% due to a higher incremental tax rate, further dilution and some reduction in the foreign sales and R&D tax benefits.

         Effective January 1, 2002, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions and reviews annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company has completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment. The Company has elected to perform its annual testing of goodwill impairment as of July 1. As of July 1, 2002, the Company updated its testing of goodwill for impairment and determined that there was no impairment. The unamortized amount of goodwill at December 31, 2001, was approximately $4.8 million.

         With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

         Other recently adopted or issued financial accounting standards are as follows, SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. See discussion of the effect of these accounting standards in footnote 1 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

         The following table summarizes the Company's capital commitments and contractual obligations as of December 31, 2002, including long-term debt, operating lease payments, and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

         Contractual Obligations            Payment due by period (in thousands)
                                                Less than 1                              After 5
                                      Total        Year       1-3 Years    4-5 Years      Years
                                     ------       ------       ------       ------        ------
Long-term debt                          417          400           17         --           --
Operating leases                     28,383        2,532        4,359        3,785       17,707
Royalty obligations                   2,988          513        1,050          975          450
                                     ------       ------       ------       ------       ------
Total contractual cash obligations   31,788        3,445        5,426        4,760       18,157
                                     ======       ======       ======       ======       ======

          Additional information regarding the Company's capital commitments, and contractual obligations including royalty payments, is contained in Notes 7, 8 and 12 of the Notes to the Company's Consolidated Financial Statements, commencing on page 38 below.

          As of December 31, 2002, the Company's working capital was $34.6 million, an increase of over 28.1%, from the Company's net working capital on December 31, 2001 of $26.9 million. As of December 31, 2002, the Company had a current ratio of 4.0 to 1, compared to 3.5 to 1, as of December 31, 2001. The increase in working capital during 2002 was primarily due to the accumulation of almost $9.3 million in cash generated from operations. The Company had $0 outstanding under its line of credit at December 31, 2002. Merit has financed leasehold improvements and equipment acquisitions through secured notes payable and capital lease arrangements with an outstanding balance of $416,875 at December 31, 2002. For the year ended December 31, 2002, the Company generated cash from operations in the amount of $21.4 million, the most in the history of the Company.

          Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. This was particularly true in 1999 with regard to an increase in inventory, plant and equipment associated with the Company's acquisition of the operating assets and product lines of the Angleton, Texas division of Mallinckrodt, as well as several new product introductions. The Company's principal sources of funding for these and other expenses has been cash generated from the Company's operations, secured loans on equipment, bank lines of credit and sales of equity. Management believes that its present sources of liquidity and capital are adequate for the pursuit of its currently anticipated operations.

Critical Accounting Policies and Estimates

         The SEC has requested that all registrants discuss their most critical accounting policies in their MD&A. The SEC has indicated that a "critical accounting policy" is one which is both important to the representation of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following are the Company's most critical accounting policies:

         Inventory Obsolescence Reserve: The Company writes down its inventory for estimated obsolescence for unmarketable and/or slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and a review of individual customer balances. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Stock-Based Compensation: The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and intends to continue to do so. Accordingly, no compensation cost has been recognized for its stock compensation arrangements. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

                                    2002               2001           2000
Net income:
  As reported                  $   11,310,030   $   6,735,978   $   826,557
  Pro forma                         9,873,717       5,379,236       140,145

Net income per common share:
  Basic:
    As reported                $         0.83   $        0.53   $      0.07
    Pro forma                            0.72            0.42          0.00

  Diluted:
    As reported                          0.77            0.50          0.07
    Pro forma                            0.67            0.40         (0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0%; expected volatility of 63.24%, 63.48%, and 61.04% for 2002, 2001, and 2000,
respectively; risk-free interest rates ranging from 4.48% to 6.71%; and expected lives ranging from 2.33 to 4.58 years.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk
           ---------------------------------------------------------

         The Company's principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar. The Company's Consolidated Financial Statements are denominated in, and the Company's principal currency is, the U.S. Dollar. A portion of the Company's revenues in 2002 ($10.1 million, representing approximately 8.7% of aggregate revenues) came from sales that were denominated in Euros. Certain of the Company's expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate. Because of the Company's Euro-denominated revenues and expenses, in a year in which the Company's Euro-denominated revenues exceed its Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the United States. For example, in 2000, a 13.2% drop in the value of the Euro in relation to the U.S. Dollar led to reduced Company revenues and gross profit of $1.1 million. By contrast, in 2002, an increase in the value of the Euro relative to the U.S. Dollar led to increased revenue and gross profit of approximately $500,000.

         At December 31, 2002, the Company had a net exposure (representing the difference between Euro denominated receivables and Euro denominated payables) of approximately $600,000. In order to partially offset such risk, at December 31, 2002, the Company entered into a 30 day EURO hedge contract. The Company enters into similar hedging transactions various times during the year to partially offset exchange rate risks it bears throughout the year. The Company does not purchase or hold derivative financial instruments for speculative or trading purposes. During the year ended December 31, 2002, the Company experienced a net loss of $37,097 on hedging transactions it executed during 2002 in an effort to limit its exposure to fluctuations in the Euro/Dollar exchange rate.

          As of December 31, 2002, the Company had no variable rate debt, (but had approximately $5.1 million of variable rate debt as of December 31, 2001), all denominated in U. S. Dollars. As long as the Company does not have variable rate debt, the Company's interest expense would not be affected by changes in interest rates.

Item 8.  Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the table of contents at
Item 16. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 5, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ DELOITTE & TOUCHE LLP
--------------------------
    DELOITTE & TOUCHE LLP
    Salt Lake City, Utah
    February 26, 2003


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------



ASSETS                                                          2002            2001
                                                            ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  9,683,578    $    341,690
  Short-term investments                                          217,451          85,286
  Trade receivables--net of allowance for uncollectible
    accounts:  2002--$476,294; 2001--$408,851                  15,247,892      14,748,021
  Other receivables                                             1,209,804          98,081
  Employee and related party receivables                          299,751         266,905
  Inventories                                                  18,699,217      20,823,616
  Prepaid expenses and other assets                               667,151         514,786
  Deferred income tax assets                                      143,265         723,299
                                                             ------------    ------------

          Total current assets                                 46,168,109      37,601,684
                                                             ------------    ------------

PROPERTY AND EQUIPMENT:
  Land                                                          2,034,522       1,252,066
  Building                                                      5,118,683       1,500,000
  Manufacturing equipment                                      25,577,837      23,289,880
  Furniture and fixtures                                       10,823,852       9,963,045
  Leasehold improvements                                        4,345,620       5,659,457
  Automobiles                                                      87,536          91,573
  Construction-in-progress                                      3,008,734       1,738,540
                                                             ------------    ------------

          Total                                                50,996,784      43,494,561
  Less accumulated depreciation and amortization              (25,584,648)    (21,671,501)
                                                             ------------    ------------

          Property and equipment--net                          25,412,136      21,823,060
                                                             ------------    ------------

OTHER ASSETS:
  Patents and trademarks--net of accumulated amortization:
    2002--$1,153,965; 2001--$1,118,822                          1,927,160       2,434,632
  Goodwill                                                      4,764,596       4,764,596
  Deposits                                                         33,213          34,843
                                                             ------------    ------------

          Total other assets                                    6,724,969       7,234,071
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 78,305,214    $ 66,658,815
                                                             ============    ============

                                                                 (Continued)


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                          2002            2001
                                                          ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                       $    400,182    $    598,086
  Trade payables                                             4,121,577       4,659,295
  Accrued expenses                                           6,618,407       4,817,595
  Advances from employees                                      161,529         128,624
  Income taxes payable                                         284,148         486,763
                                                          ------------    ------------

          Total current liabilities                         11,585,843      10,690,363

DEFERRED INCOME TAX LIABILITIES                              2,443,156       1,654,383

LONG-TERM DEBT                                                  16,693       5,727,381

DEFERRED CREDITS                                               860,931         928,280
                                                          ------------    ------------

          Total liabilities                                 14,906,623      19,000,407
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock--5,000,000 shares authorized as of
    December 31, 2002 and 2001, no shares issued
  Common stock--no par value; 20,000,000 shares
    authorized; 13,864,052 and 13,377,021 shares issued
    at December 31, 2002 and 2001, respectively             30,265,963      25,958,295
  Retained earnings                                         33,663,083      22,353,053
  Accumulated other comprehensive loss                        (530,455)       (652,940)
                                                          ------------    ------------

           Total stockholders' equity                       63,398,591      47,658,408
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 78,305,214    $ 66,658,815
                                                          ============    ============


See notes to consolidated financial statements.                 (Concluded)


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                              2002            2001              2000
                                         -------------    -------------    -------------
NET SALES                                $ 116,227,201    $ 104,035,806    $  91,447,512

COST OF SALES                               67,711,728       65,938,044       60,823,459
                                         -------------    -------------    -------------

GROSS PROFIT                                48,515,473       38,097,762       30,624,053
                                         -------------    -------------    -------------

OPERATING EXPENSES:
  Selling, general, and administrative      27,732,363       24,040,297       23,300,352
  Research and development                   4,007,622        4,117,839        3,864,171
  Severance costs                                                                330,975
                                         -------------    -------------    -------------
          Total operating expenses          31,739,985       28,158,136       27,495,498
                                         -------------    -------------    -------------

INCOME FROM OPERATIONS                      16,775,488        9,939,626        3,128,555
                                         -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                               96,942           40,530           39,091
  Interest expense                             (94,106)        (978,009)      (2,319,500)
  Miscellaneous income (expense)               (16,045)         786,248          (74,301)
                                         -------------    -------------    -------------

          Other expense--net                   (13,209)        (151,231)      (2,354,710)
                                         -------------    -------------    -------------

INCOME  BEFORE INCOME TAXES                 16,762,279        9,788,395          773,845

INCOME TAX BENEFIT (EXPENSE)                (5,452,249)      (3,052,417)          52,712
                                         -------------    -------------    -------------

NET INCOME                               $  11,310,030    $   6,735,978    $     826,557
                                         =============    =============    =============

EARNINGS  PER COMMON SHARE:
  Basic                                  $         .83    $         .53    $         .07
                                         =============    =============    =============
  Diluted                                $         .77    $         .50    $         .07
                                         =============    =============    =============

AVERAGE COMMON SHARES:
  Basic                                     13,627,181       12,677,611       12,077,023
                                         =============    =============    =============
  Diluted                                   14,759,128       13,429,585       12,282,664
                                         =============    =============    =============

See notes to consolidated financial statements.


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                         Common Stock            Other Compre-     Retained
                                                      Total           Shares       Amount         hensive Loss      Earnings
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE--JANUARY 1, 2000                          $ 32,690,136      11,861,308    $ 18,428,572    $   (528,954)   $ 14,790,518
Comprehensive income:
  Net income                                           826,557            --              --              --           826,557
  Other comprehensive loss--
    Foreign currency translation
    adjustment (net of tax)                            (95,184)           --              --           (95,184)           --
                                                  ------------
Comprehensive income                                   731,373            --              --              --              --
Tax benefit attributable to
  appreciation of common
  stock options exercised                              172,818            --           172,818            --              --
Issuance of common stock
  under Employee Stock
  Purchase Plans                                       350,248         100,269         350,248            --              --
Options and warrants exercised                         933,605         229,156         933,605            --              --
Shares surrendered in
  exchange for the payment of
  payroll tax liabilities                               (9,109)         (1,674)         (9,109)           --              --
Shares surrendered in exchange
  for the extinguishment
  of related party receivable                          (45,004)        (10,229)        (45,004)           --              --
Shares surrendered in exchange
  for the exercise of
  stock options                                        (51,365)         (9,755)        (51,365)           --              --
                                                  ------------    ------------    ------------    ------------    ------------

BALANCE--DECEMBER 31, 2000                          34,772,702      12,169,075      19,779,765        (624,138)     15,617,075
Comprehensive income:
  Net income                                         6,735,978            --              --              --         6,735,978
  Other comprehensive loss--
    Foreign currency translation
    adjustment (net of tax)                            (28,802)           --              --           (28,802)           --
                                                  ------------
Comprehensive income                                 6,707,176            --              --              --              --
Tax benefit attributable to
  appreciation of common
  stock options exercised                            2,514,392            --         2,514,392            --              --
Deferred compensation                                  (37,084)         (7,450)        (37,084)           --              --
Issuance of common stock
  under Employee Stock
  Purchase Plans                                       257,702          55,599         257,702            --              --
Options and warrants exercised                       5,019,939       1,295,349       5,019,939            --              --
Shares surrendered in exchange
  for the payment of
  payroll tax liabilities                             (537,375)        (43,305)       (537,375)           --              --
Shares surrendered in exchange
  for the extinguishment
  of related party receivable                         (214,558)        (24,284)       (214,558)           --              --
Shares surrendered in exchange
  for the exercise of
  stock options                                       (824,486)        (67,963)       (824,486)           --              --
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE--DECEMBER 31, 2001                          47,658,408      13,377,021      25,958,295        (652,940)     22,353,053
Comprehensive income:
  Net income                                        11,310,030            --              --              --        11,310,030
  Other comprehensive income--
    Foreign currency translation
    adjustment (net of tax)                            122,485            --              --           122,485            --
                                                  ------------
Comprehensive income                                11,432,515            --              --              --              --
Tax benefit attributable to
  appreciation of common
  stock options exercised                            2,684,444            --         2,684,444            --              --
Sale of treasury stock                                 142,096           7,450         142,096            --              --
Issuance of common stock
  under Employee Stock
  Purchase Plans                                       349,622          23,616         349,622            --              --
Options and warrants exercised                       1,927,525         492,990       1,927,525            --              --
Shares surrendered in
  exchange for the payment of
  payroll tax liabilities                             (468,668)        (20,524)       (468,668)           --              --
Shares surrendered in exchange
  for the exercise of
  stock options                                       (327,351)        (16,501)       (327,351)           --              --
                                                  ------------    ------------    ------------    ------------    ------------

BALANCE--DECEMBER 31, 2002                        $ 63,398,591      13,864,052    $ 30,265,963    $   (530,455)   $ 33,663,083
                                                  ============    ============    ============    ============    ============

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------


                                                             2002             2001            2000
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 11,310,030    $  6,735,978    $    826,557
                                                          ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            4,576,609       4,767,588       4,486,291
    (Gain) losses on sales and abandonment of
      property and equipment                                     4,022        (784,729)         49,833
    Write-off of certain patents and trademarks                391,217          93,291
    Amortization of deferred credits                          (195,472)       (203,131)       (166,609)
    Deferred income taxes                                    1,293,735         (45,152)        389,635
    Tax benefit attributable to appreciation of
      common stock options exercised                         2,684,444       2,514,392         172,818
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Short-term investments                                  (132,165)        (85,286)
      Trade receivables                                       (499,871)     (1,512,163)       (685,726)
      Employee and related party receivables                   (32,846)        (40,809)         17,145
      Inventories                                            2,124,399       4,449,812       2,274,934
      Prepaid expenses and other assets                       (152,364)        148,315           6,112
      Other receivables                                     (1,111,723)        668,036        (462,946)
      Deposits                                                   1,630           6,430          10,046
      Trade payables                                          (537,718)       (176,222)         86,085
      Accrued expenses                                       1,800,812       1,346,556         378,759
      Advances from employees                                   32,905          31,846         (19,316)
      Income taxes payable                                    (202,615)        453,343        (236,021)
                                                          ------------    ------------    ------------

          Total adjustments                                 10,044,999      11,632,117       6,301,040
                                                          ------------    ------------    ------------

          Net cash provided by operating activities         21,355,029      18,368,095       7,127,597
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for:

      Property and equipment                                (7,954,191)     (4,091,399)     (4,690,107)
      Patents and trademarks                                   (97,467)       (263,427)       (406,229)
      Acquisitions                                                --              --          (607,129)
  Proceeds from the sale of property and equipment               2,575         952,308       1,347,613
                                                          ------------    ------------    ------------

           Net cash used in investing activities            (8,049,083)     (3,402,518)     (4,355,852)
                                                          ------------    ------------    ------------

                                                                    (Continued)


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


                                                           2002            2001            2000
                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility             $ (5,115,241)   $(17,884,761)   $ (2,907,596)
  Proceeds from:
    Issuance of common stock                               1,586,140       3,915,780       1,223,379
    Deferred credits                                         128,123         175,572         132,513
  Principal payments on notes payable to
    financial institutions and capital leases               (793,352)     (1,164,444)     (1,316,089)
  Sale (purchase) of treasury stock for deferred
    compensation                                              37,084         (37,084)           --
                                                        ------------    ------------    ------------

          Net cash used in financing activities           (4,157,246)    (14,994,937)     (2,867,793)
                                                        ------------    ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                             193,188         (41,334)       (160,279)
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         9,341,888         (70,694)       (256,327)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                          341,690         412,384         668,711
                                                        ------------    ------------    ------------

  End of year                                           $  9,683,578    $    341,690    $    412,384
                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION--Cash paid during
    the year for:
      Interest (including capitalized interest of
        approximately $17,000, $105,000, and $128,000
        during 2002, 2001, and 2000, respectively)      $    109,002    $  1,286,872    $  2,309,634
                                                        ============    ============    ============

      Income taxes                                      $  2,396,885    $    127,553    $    172,202
                                                        ============    ============    ============


                                                                    (Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
o During 2001 and 2000, the Company entered into capital lease obligations and notes payable for approximately $271,000 and $508,000, respectively, for manufacturing equipment.

o    During 2002, 2001, and 2000, options to purchase 20,524,  43,305, and 1,674 shares of the Company's common stock were surrendered in exchange for the Company's recording of payroll tax liabilities in the amount of approximately $469,000, $537,000, and $9,000.

o    During 2002, 2001, and 2000,  16,501,  67,963,  and 9,755 shares of Company common stock with a value of approximately $327,000, $824,000, and $51,000, respectively, were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.                     (Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization--Merit Medical Systems, Inc. (Merit) and its wholly-owned subsidiaries, Merit Holdings, Inc. (MHI), and Merit Sensor Systems, Inc. collectively own 100% of Merit Medical Systems LP (MMSLP). Combined with its other wholly-owned subsidiary, Merit Medical International, Inc. (MMI), Merit, MHI, and Merit Sensor Systems, Inc. collectively own 100% of Merit Services, Inc. (MSI) (collectively, the Company). The Company develops, manufactures, and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular disease which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States, and Western Europe (see Note 11).

         The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

         Use of Estimates in Preparing Financial Statements--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation--The consolidated financial statements include those of Merit, MMI, MHI, MSI, MMSLP and Merit Sensor systems, Inc. Intercompany balances and transactions have been eliminated.

         Receivables--The allowance for uncollectible accounts receivable is based on the Company's historical bad debt experience and on management's evaluation of collectibility of the individual outstanding balances.

         Revenue Recognition--The Company recognizes revenues from product sales when the goods are shipped or delivered depending on when title and risk passes to the customer. Provisions for certain product returns and discounts to customers are provided for as reductions in determining sales in the same period the related sales are recorded.

         Inventories--Inventories are stated at the lower of cost (computed on a
         first-in,   first-out  basis)  or  market.

         Income Taxes--The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

         Intangible Assets--Effective January 1, 2002, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company no longer amortizes goodwill from acquisitions and reviews annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company has completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment. The
         Company has elected to perform its annual testing of goodwill impairment as of July 1. As of July 1, 2002, the Company updated its testing of goodwill for impairment and determined that there was no impairment. The unamortized amount of goodwill at December 31, 2001, was approximately $4.8 million.

         With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

         Long-Lived  Assets--In  August  2001,  the FASB  issued  SFAS No.  144,
         Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurements of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 was adopted by the Company on January 1, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

         The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of December 31, 2002 or 2001.

         Property and Equipment--Property and equipment is stated at the historical cost of construction or purchase. Construction costs include payroll-related costs, an allocation of general and administrative costs, and interest capitalized during construction. Maintenance and repairs of property and equipment are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

         Building                                                     25 years
         Automobiles                                                   4 years
         Manufacturing  equipment                                5 to 12 years
         Furniture and fixtures                                  3 to 10 years
         Leasehold  improvements                                 4 to 25 years

         Accrued Expenses--Accrued expenses consist of the following at December 31, 2002 and 2001:

                                            December 31,
                                      ------------------------
                                         2002         2001
                                      ----------   ----------
             Payroll taxes            $  317,522   $  377,254
             Payroll                     940,088      706,538
             Bonuses                   1,445,888      883,056
             Commissions                 304,943      278,675
             Vacation                  1,025,407      836,380
             Other accrued expenses    2,584,559    1,735,692
                                      ----------   ----------

             Total                    $6,618,407   $4,817,595
                                      ==========   ==========

         Deferred Credits--Deferred credits consist of grant money received from the Irish government and deferred gains on sales leaseback transactions. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees. Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property. Deferred gains on sales leaseback transactions are amortized as a reduction of rent expense over periods ranging from six to 10 years (see Note 8).

         Research and Development--Research and development costs are expensed as incurred.

         Stockholders' Equity--On March 27, 2002, the Company's Board of Directors approved a five-for-four split of the Company's common stock effective April 11, 2002 for stockholders of record as of April 8, 2002. Additionally, on August 14, 2001, the Company's Board of Directors approved a five-for-four split of the Company's common stock effective August 27, 2001 for stockholders of record as of August 24, 2001. All historical share and per share amounts have been restated to reflect these stock splits.

         Earnings per Common Share--Net income per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

         Financial Instruments--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

         Stock-Based Compensation--The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB
         25) and intends to continue to do so. Accordingly, no compensation cost has been recognized for its stock compensation arrangements. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards
         (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

                                              2002             2001             2000
         Net income:
           As reported                  $   11,310,030   $   6,735,978   $   826,557
           Pro forma                         9,873,717       5,379,236       140,145

         Net income per common share:
           Basic:
             As reported                $        0.83    $       0.53    $     0.07
             Pro forma                           0.72            0.42          0.00

           Diluted:
             As reported                $        0.77    $       0.50    $     0.07
             Pro Forma                           0.67            0.40         (0.01)





         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0%; expected volatility of 63.24%, 63.48%, and 61.04% for 2002, 2001, and 2000, respectively; risk-free interest rates ranging from 4.48% to 6.71%; and expected lives ranging from 2.33 to
         4.58 years.

         Statements of Cash Flows--For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

         Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash and cash equivalents and accounts receivable. The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

         Foreign Currency Translation Adjustment--The financial statements of the Company's foreign subsidiaries, which are included within MHI, are measured using local currencies as the functional currency, with the exception of Ireland, which uses a U.S. dollar functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders' equity.

         Accumulated Other Comprehensive Loss--Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

         Recently Issued Financial Accounting Standards--SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The Company adopted this statement beginning January 1, 2001. The effect on the Company's financial statements of adopting this statement was not significant.

         In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flow.

         In  December  2002,  the FASB  issued  SFAS  No.  148,  Accounting  for
         Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Stock-Based Compensation above). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 is not expected to have a material impact on the Company's financial statements.

         Short-term Investments--Trading securities are recorded at estimated fair value with unrealized gains and losses included in miscellaneous income. The basis of cost used in determining realized gains and losses is specific identification. The estimated fair value of all securities is determined by quoted market prices.

         Deferred Compensation--During 2001, the Company established certain non-qualified deferred compensation plans for eligible participants (the "deferred compensation plans"). The deferred compensation plans permit each participant to defer a portion of their salary until the future. The deferred salary may be invested on behalf of the participant in marketable securities, money market funds or the company's own stock. However, as the Company is the owner of the invested assets, such assets are reflected in the consolidated balance sheet as cash equivalents and short-term investments at December 31, 2002. Common stock of the Company held for the deferred compensation plans is reported as treasury stock at cost. The deferred compensation obligation is classified as an accrued expense and adjusted, with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the underlying assets. Because the deferred compensation obligation may be settled by delivery of cash, shares of Company stock, or diversified assets, Company shares acquired are not included in basic earnings per share but are included in the calculation of diluted earnings per share. All shares of treasury stock were sold during the year ended December 31, 2002.

2.       SEVERANCE COSTS

         During the year ended December 31, 2000, the Company terminated approximately 30 employees and correspondingly accrued a termination cost of approximately $331,000. This amount is included in operating expenses as severance costs.

3.       ACQUISITIONS

         On May 18, 2000, the Company acquired certain assets of Electro-Catheter Corporation (Elecath) for a purchase price of $607,129 in cash. Elecath develops, manufactures and sells a broad range of cardiovascular catheters for use primarily in the Electro physiology, Cath Lab and Critical Care departments of hospitals. The cost of this acquisition exceeded the estimated fair value of the acquired assets by $533,793. Such excess was allocated to goodwill.

4.       INVENTORIES

         Inventories consist of the following at December 31, 2002 and 2001:

                                                  2002               2001
                                                ------------    ------------
         Finished goods                        $ 10,223,180    $ 13,716,474
         Work-in-process                          2,343,500       3,001,250
         Raw materials                            8,900,959       7,501,253
         Less reserve for obsolete inventory     (2,768,422)     (3,395,361)
                                                ------------    ------------

         Total                                 $ 18,699,217    $ 20,823,616
                                               ============    ============

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and intangibles consisted of the following at December 31, 2002 and 2001:


                                                                     2002         2001
                                                                 ----------   ----------

         Patents, net of accumulated amortization of $594,160
         and $656,710, respectively                              $1,557,006   $1,957,617

         Trademarks, net of accumulated amortization of $181,293
         and $155,058, respectively                                 157,662      193,065

         License agreements, net of accumulated amortization
         of $378,512 and $307,054, respectively                     212,492      283,950
                                                                 ----------   ----------

         Total                                                   $1,927,160   $2,434,632
                                                                 ==========   ==========

         Cost in excess of the fair value of assets acquired
         (goodwill)                                              $4,764,596   $4,764,596
                                                                 ==========   ==========

         The following table reconciles net income and earnings per share information for the years ended December 31, 2002, 2001, and 2000, for the non-amortization provision of goodwill for SFAS No. 142

                                                               Year Ended December 31
                                                              2001              2000
                                                         -------------   -------------
         Reported net income                             $   6,735,978   $     826,557
         Add back--goodwill amortization, net of tax           196,589         184,388
                                                         -------------   -------------

         Adjusted net income                             $   6,932,567   $   1,010,945
                                                         =============   =============
         Basic earnings per share:
           Reported earnings per common share            $        0.53   $        0.07
           Add back--goodwill amortization, net of tax            0.02            0.02
                                                         -------------   -------------

         Adjusted earnings per common share              $        0.55   $        0.09
                                                         =============   =============

         Diluted earnings per share:
           Reported earnings per common share            $        0.50   $        0.07
           Add back--goodwill amortization, net of tax            0.02            0.01
                                                         -------------   -------------

         Adjusted earnings per common share              $        0.52   $        0.08
                                                         =============   =============

         Aggregate amortization expense for the years ended December 31, 2002, 2001, and 2000 is approximately $227,000, $298,000, and $279,000, respectively.

         Estimated amortization expense for the intangible assets for the current year and five succeeding fiscal years is as follows:

         Estimated amortization expense:
              Year ended December 31:
                   2003                                    174,376
                   2004                                    154,068
                   2005                                    151,047
                   2006                                    150,522
                   2007                                    148,536

6.       INCOME TAXES

         Deferred income tax assets and liabilities at December 31, 2002 and 2001 consist of the following temporary differences and carry forward items:

                                                          Current                     Long-Term
                                                  --------------------------    --------------------------
                                                     2002           2001          2002            2001
                                                  -----------    -----------    -----------    -----------
         Deferred income tax assets:
           Allowance for uncollectible
             accounts receivable                  $   174,700    $   163,540    $      --      $      --
           Accrued compensation expense               509,339        263,126           --             --
           Inventory capitalization for
             tax purposes                             107,202        106,937
           Inventory obsolescence reserve             855,315      1,427,188
           Tax credits                                   --             --          249,328        813,599
           Net operating losses of subsidiaries        66,283        120,779        227,957        278,639
           Other                                      114,846         65,004        325,117        444,915
                                                  -----------    -----------    -----------    -----------

         Total deferred income tax assets           1,827,685      2,146,574        802,402      1,537,153

         Deferred income tax liabilities:
           Prepaid expenses                        (1,683,603)    (1,419,916)
           Property and equipment                        --             --       (3,005,013)    (2,880,088)
           Other                                         (817)        (3,359)      (240,545)      (311,448)
                                                  -----------    -----------    -----------    -----------

         Net                                      $   143,265    $   723,299    $(2,443,156)   $(1,654,383)
                                                  ===========    ===========    ===========    ===========

         Income tax expense (benefit) differs from amounts computed by applying the statutory Federal rate to pretax income as follows:


                                                             2002            2001          2000
                                                          -----------    -----------    -----------
         Computed Federal income tax expense at
           statutory rate of 35%                          $ 5,866,798    $ 3,425,938    $   270,846
         State income taxes                                   384,358        159,770         25,153
         Creation of tax credits                             (355,684)      (399,001)      (444,551)
         Tax benefit of foreign sales corporation            (118,057)      (141,565)       (53,139)
         Income of subsidiaries recorded at
           foreign tax rates                                 (286,424)       (63,517)       (13,746)
         Other--including the effect of graduated rates       (38,742)        70,792        162,725
                                                          -----------    -----------    -----------

         Total income tax expense (benefit)               $ 5,452,249    $ 3,052,417    $   (52,712)
                                                          ===========    ===========    ===========


         The components of the provision for income taxes are as follows:

                                          2002           2001            2000
                                       -----------    -----------    -----------
         Current expense (benefit):

           Federal                     $ 3,614,502    $ 2,608,391    $  (423,470)
           State                           435,612        370,707        (29,922)
           Foreign                         108,400        118,471         11,045
                                       -----------    -----------    -----------
                                         4,158,514      3,097,569       (442,347)
                                       -----------    -----------    -----------

         Deferred expense (benefit):

           Federal                       1,029,364        (57,070)       196,470
           State                           139,787       (124,908)       132,281
           Foreign                         124,584        136,826         60,884
                                       -----------    -----------    -----------
                                         1,293,735        (45,152)       389,635
                                       -----------    -----------    -----------

         Total                         $ 5,452,249    $ 3,052,417    $   (52,712)
                                       ===========    ===========    ===========

         7.       REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

         Revolving Credit Facility--The Company maintains a long-term revolving credit facility (the Facility) with a bank, which enables the Company to borrow funds at variable interest rates. The credit facility was voluntarily reduced to $500,000 in August 2002. The Facility is fully due and payable on June 30, 2006. The weighted average interest rate applied to the outstanding balance at December 31, 2001 was 3.42%. Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2002 and 2001, management of the Company believes the Company was in compliance with all debt covenants. As of December 31, 2002 and 2001, the Company owed $-0- and $5,115,239 under the Facility, respectively. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

         Long-term Debt--Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                    2002        2001
                                                                ----------   ----------
         Notes payable to  financial  institutions;
         payable in monthly  installments
         through 2004, including
         interest at rates ranging
         from 6.26% to 8.89%; collateralized by equipment       $  416,875   $1,210,228

         Revolving credit facility (see above)                        --      5,115,239
                                                                ----------   ----------

         Total                                                     416,875    6,325,467
         Less current portion                                      400,182      598,086
                                                                ----------   ----------

         Long-term portion                                      $   16,693   $5,727,381
                                                                ==========   ==========

         Scheduled maturities of long-term debt at December 31, 2002 are as follows:

         Year ending December 31:

           2003                                        $400,182
           2004                                          16,693
                                                       --------

         Total                                         $416,875
                                                       ========

8.       COMMITMENTS AND CONTINGENCIES

         Leases--The Company has noncancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. The terms of the leases for equipment range from five to seven years. Total rental expense on these operating leases and on the Company's new manufacturing and office building (see below) for the years ended December 31, 2002, 2001, and 2000 approximated $2,978,000, $2,539,000, and $2,539,000, respectively.

         In June 1993, the Company entered into a 25 year lease agreement with a developer for a new manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after 10 years and, if not exercised, after 25 years. In connection with this lease agreement, in 1993 the Company sold to the developer 10 acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 242,908 shares of the Company's common stock at $3.17 per share subject to carrying cost increases of 3% per year ($3.90 as of December 31, 2002). These warrants were exercised in January 2003 with total proceeds to the Company of approximately $950,000.

         On December 22, 2000, the Company sold certain of its manufacturing equipment with a net carrying value of approximately $1,210,000 to a financial institution. The Company then entered into a six-year operating lease agreement for the same equipment. The approximate $70,000 gain on sale has been recorded as a deferred credit and is being amortized as a reduction of rental expense over six years. The future minimum lease payments for operating leases as of December 31, 2002 are as follows:

                                                         Operating
                                                          Leases
               Year ending December 31:

                 2003                                   $ 2,532,429
                 2004                                     2,331,998
                 2005                                     2,027,040
                 2006                                     2,007,087
                 2007                                     1,777,555
              Thereafter                                 17,706,965
                                                        -----------
              Total minimum lease payments              $28,383,074
                                                        ===========

         Irish Government Development Agency Grants--Through December 31, 2002, the Company had entered into several grant agreements with the Irish Government Development Agency of which approximately $-0- and $98,000 remained in receivables at December 31, 2002 and 2001, respectively. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2002, 2001, and 2000 in the amounts of approximately $163,000, $36,000, and $67,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property. The balance of deferred credits for the periods ended December 31, 2002 and 2001 are approximately $710,000 and $804,000, respectively. During 2002, 2001, and 2000, approximately $167,000, $175,000, and $149,000, respectively, of the deferred credit was amortized as a reduction of operating expenses.

         Preferred Share Purchase Rights--In August 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock which entitles the holder of a Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40 in the event a person or group acquires, or announces an intention to acquire, 15% or more of the Company's common stock. Until such an event, the Rights are not exercisable and are transferable with the common stock and may be redeemed at a price of $.0001 per Right.

         Litigation--In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company's financial position or results of operations.

         Other--As of December 31, 2002, the Company had entered a nonbinding agreement to purchase land adjacent to its Ireland production facility. During January 2003, this agreement was finalized and the land was purchased for $742,052

9.       EARNINGS PER COMMON SHARE (EPS)

         The following table sets forth the computation of basic diluted earnings per common share:

                                                               Net                      Per Share
                                                             Income        Shares        Amount
                                                           -----------   -----------   -----------
         Year ended December 31, 2002:
           Basic EPS                                       $11,310,030    13,627,181   $   0.83
           Effect of dilutive stock options and warrants          --       1,131,947    --
                                                           -----------   -----------   -----------

         Diluted EPS                                       $11,310,030    14,759,128   $   0.77
                                                           ===========   ===========   ===========

         Year ended December 31, 2001:

           Basic EPS                                       $ 6,735,978    12,677,611   $   0.53
           Effect of dilutive stock options and warrants          --         751,974    --
                                                           -----------   -----------   -----------

         Diluted EPS                                       $ 6,735,978    13,429,585   $   0.50
                                                           ===========   ===========   ===========

         Year ended December 31, 2000:

           Basic EPS                                       $   826,557    12,077,023   $   0.07
           Effect of dilutive stock options and warrants          --         205,641    --
                                                           -----------   -----------   -----------

         Diluted EPS                                       $   826,557    12,282,664   $   0.07
                                                           ===========   ===========   ===========

10.      EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

         The Company  offers to its  employees an Employee  Stock  Purchase Plan
         (ESPP) which allows the employee on a quarterly basis to purchase shares of the Company's common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The Company has a qualified and non-qualified ESPP. The total number of shares available to employees to purchase under the qualified plan is 671,875 of which 432,176 have been purchased as of December 31, 2002. The total number of shares available to employees to purchase under the non-qualified plan is 109,375 of which 17,227 have been purchased as of December 31, 2002.

         The Company has a long-term incentive plan which provides for the issuance of incentive stock options, nonstatutory stock options, and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 3,750,000. Options may be granted to directors, officers, outside consultants, and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee in its sole discretion shall determine. Options vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. In no event, however, shall the exercise price be less than the fair market value on the date of grant.

         Changes in stock options and warrants (see Note 8) for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                    Options               Warrants
                                            ---------------------   ---------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                             Shares       Price      Shares      Price
         2002:

           Granted                           83,750   $   16.84        --          --
           Exercised                        492,990        3.91
           Forfeited/expired                 28,615        6.96
           Outstanding at December 31     2,071,070        7.04     242,908   $   3.90
           Exercisable                      881,874        5.87     242,908       3.90

         Weighted average fair value of
           options granted during year         --     $    6.39        --          --

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                 --     $    2.61        --          --


                                                    Options               Warrants
                                            ---------------------   ---------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                             Shares       Price      Shares      Price

                  2001:

           Granted                        1,414,889    $   8.04        --           --
           Exercised                      1,295,349        3.87        --           --
           Forfeited/expired                310,531        5.26        --           --
           Outstanding at December 31     2,508,925        6.11     242,908    $   3.78
           Exercisable                      805,466        3.66     242,908        3.78

         Weighted average fair value of
           options granted during year         --      $   4.39        --           --

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                 --      $   0.82        --           --


                                                    Options               Warrants
                                            ---------------------   ---------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                             Shares       Price      Shares      Price
         2000:

           Granted                          758,750    $   2.88        --           --
           Exercised                        229,156        4.08
           Forfeited/expired                194,438        4.44        --           --
           Outstanding at December 31     2,699,916        3.93     242,908   $   3.67
           Exercisable                    1,281,563        4.46     242,908       3.67

         Weighted average fair value of
           options granted during year         --      $   1.28        --           --

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                 --      $   0.62        --           --

         The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                                                                                                    Options and Warrants
                                      Options and Warrants Outstanding                                   Exercisable
                  ----------------------------------------------------------------------        ----------------------------
                                                         Weighted
                                                         Average
                                                        Remaining          Weighted                              Weighted
              Range of                                 Contractual          Average                               Average
              Exercise                    Number           Life            Exercise                 Number       Exercise
              Prices                   Outstanding      (in years)          Price                 Exercisable     Price

         Options:

             $2.88 - $7.22              1,378,955          4.91            $ 3.66                  700,112       $ 3.61
            $13.53 - $20.00               692,115          8.79             13.77                  181,762        14.56

         Warrants:

                 $3.90                    242,908          2.04              3.90                  242,908         3.90

11.      SEGMENT REPORTING AND FOREIGN OPERATIONS

         During the years ended December 31, 2002, 2001, and 2000, the Company had foreign sales of approximately $27,062,000, $23,801,000, and $21,773,000 or approximately 23%, 23%, and 24%, respectively, of total sales, primarily in Japan, Germany, France, and the United Kingdom.

         The Company operates primarily in one segment in which it develops, manufactures, and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in the Netherlands, and sales subsidiaries in Europe. The following is a summary of the Company's foreign operations by geographic area for fiscal years 2002, 2001, and 2000:


                                                                 Transfers
                                                 Sales to         Between                             Net
                                               Unaffiliated      Geographic                         Income       Identifiable
                                                 Customers          Areas           Revenue          (Loss)          Assets
                                               -------------    -------------    -------------    -------------    -------------
         Fiscal year ended December 31, 2002:
           United States, Canada, and
             international distributors         $  99,694,349    $   1,787,099    $ 101,481,448    $  11,415,816    $  66,733,647
           Europe direct and European
             distributors                          16,532,852        9,077,730       25,610,582          117,886       13,200,294
           Eliminations                                  --        (10,864,829)     (10,864,829)        (223,672)            --
                                                -------------    -------------    -------------    -------------    -------------
         Consolidated                           $ 116,227,201    $        --      $ 116,227,201    $  11,310,030    $  79,933,941
                                                =============    =============    =============    =============    =============

         Fiscal year ended December 31, 2001:
           United States, Canada, and
             international distributors         $  89,208,943    $   1,770,388    $  90,979,331    $   7,807,510    $  57,151,956
           Europe direct and European
             distributors                          14,826,863        6,101,400       20,928,263         (884,181)       9,506,859
           Eliminations                                  --         (7,871,788)      (7,871,788)        (187,351)            --
                                                -------------    -------------    -------------    -------------    -------------
         Consolidated                           $ 104,035,806    $        --      $ 104,035,806    $   6,735,978    $  66,658,815
                                                =============    =============    =============    =============    =============

         Fiscal year ended December 31, 2000:
           United States, Canada, and
             international distributors         $  80,380,485    $   1,060,749    $  81,441,234    $   2,301,524    $  61,897,460
           Europe direct and European
             distributors                          11,067,027        4,906,800       15,973,827       (1,608,513)       9,549,171
           Eliminations                                  --         (5,967,549)      (5,967,549)         133,546             --
                                                -------------    -------------    -------------    -------------    -------------
         Consolidated                           $  91,447,512    $        --      $  91,447,512    $     826,557    $  71,446,631
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

12.      ROYALTY AGREEMENTS

         Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the Licensor), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2002, 2001, and 2000.

         During 2002, the Company entered into a license agreement with another medical product manufacturer (the Licensor), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, which will not exceed $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2006.

13.      EMPLOYEE BENEFIT PLAN

         The Company has a contributory 401(k) savings and profit sharing plan (the Plan) covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees' compensation. Contributions made by the Company to the Plan for the years ended December 31, 2002, 2001, and 2000 totaled approximately $499,000, $361,000, and $258,000, respectively.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly data for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                                  Quarter Ended
                                                    -----------------------------------------------------------------------
         2002                                            March 31          June 30        September 30       December 31
         Net sales                                     $ 28,672,168     $ 28,789,370      $ 29,341,129      $ 29,424,534
         Gross profit                                    11,151,780       12,033,078        12,556,666        12,773,949
         Income from operations                           3,483,243        4,104,019         4,624,051         4,564,175
         Income tax expense                               1,095,974        1,376,107         1,509,412         1,470,756
         Net income                                       2,326,907        2,701,814         3,125,403         3,155,906
         Basic earnings per common share                       0.17             0.20              0.23              0.23
         Diluted earnings per common share                     0.16             0.18              0.21              0.21


         2001

         Net sales                                     $ 26,788,373     $ 26,264,015      $ 25,694,128      $ 25,289,290
         Gross profit                                     9,219,374        9,426,157         9,725,611         9,726,620
         Income from operations                           2,083,229        2,177,236         2,730,338         2,948,823
         Income tax expense                                 460,737          785,935           854,528           951,217
         Net income                                       1,186,425        1,858,793         1,744,996         1,945,764
         Basic earnings per common share                       0.10             0.15              0.14              0.14
         Diluted earnings per common share                     0.10             0.14              0.13              0.13


         2000

         Net sales                                     $ 22,080,435     $ 23,552,859      $ 23,330,203      $ 22,484,015
         Gross profit                                     7,634,050        7,616,239         7,958,848         7,414,916
         Income from operations                             289,575          647,698         1,224,604           966,678
         Income tax expense (benefit)                       (68,347)          19,254           169,026          (172,645)
         Net income (loss)                                 (159,482)          44,927           394,397           546,715
         Basic and diluted earnings
           (loss) per common share                            (0.02)            0.01              0.03              0.05

SUPPLEMENTARY FINANCIAL DATA

         The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 14 to the Consolidated Financial Statements of the Company set forth above.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

Item 10, 11, 12, 13 and 15

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 22, 2003. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 14.  Controls and Procedures

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Documents filed as part of this report:

                (1) Financial Statements.  The following  consolidated financial statements and the notes thereto, and the Independent Auditors' Report are incorporated by reference as provided in
                  Item 8 of this report:

                  -- Independent Auditors' Report

                  --  Consolidated  Balance  Sheets as of December  31, 2002 and
                      2001

                  -- Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

                  -- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

                  -- Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                  -- Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedule

                  -- Schedule II - Valuation and qualifying account


                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                    Additions
                                                 Balance at         Charged to                         Balance at
                                                  Beginning           Costs                              End of
Description                                        of Year           Expenses       Deductions            Year

ALLOWANCE FOR UNCOLLECTIBLE

  ACCOUNTS:

  2000                                        $ (305,475)        $ (626,263)        $ 491,463         $ (440,275)

  2001                                          (440,275)           (50,892)           82,316           (408,851)

  2002                                          (408,851)           (81,026)           13,583           (476,294)



RESERVE FOR INVENTORY

  OBSOLESCENCE:

  2000                                             $ (1,120,289)      $ (1,555,963)        $ 689,937       $ (1,986,315)

  2001                                               (1,986,315)        (3,119,864)        1,710,818         (3,395,361)

  2002                                               (3,395,361)        (1,830,633)        2,457,572         (2,768,422)

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

          (b) Reports on Form 8-K:

                  None.

          (c)     Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:


           Description                                                                         Exhibit No.
           -----------------------------------------------------------------------    ------------------------------
       3.1       Articles of Incorporation of the Company, as amended and             [Form 10-Q  filed  August 14,
                 restated*                                                            1996, Exhibit No. 1]
       3.2       Bylaws of the Company*                                               [Form S-18 filed  October 19,
                                                                                      1989, Exhibit No. 2]
         4       Specimen Certificate of the Company's Common Stock, no par value*    [Form S-18 filed  October 19,
                                                                                      1989, Exhibit No. 10]
      10.1       Merit Medical Systems, Inc. Long Term Incentive Plan (as amended     [Form 10-Q  filed  August 14,
                 and restated) dated March 25, 1996*                                  1996, Exhibit No. 2]
      10.2       Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as           [Form S-1 filed  February 14,
                 amended effective January 1, 1991*                                   1992, Exhibit No. 8]
      10.3       License Agreement, dated April 8, 1992 between the Company and       [Form S-1 filed  February 14,
                 Utah Medical Products, Inc.*                                         1992, Exhibit No. 5]
      10.4       Lease Agreement dated as of June 8, 1993 for office and              [Form  10-K  for  year  ended
                 manufacturing facility*                                              December  31,  1994,  Exhibit
                                                                                      No. 10.5]
      10.5       Amended and Restated Loan Agreement with Zions First National        [Form  10-K  for  year  ended
                 Bank dated August 11, 1999                                           December  31,  1995,  Exhibit
                                                                                      No. 10.5

      10.6       Amendment to Loan Agreement with Zion's First National Bank          [Form  10-K  for  year  ended
                 3/11/2002                                                            December  31,  2000,  Exhibit
                                                                                      No. 10.10]

      10.7       Fifth Amendment to Loan Agreement with Zions First National Bank
                 Date November 15, 2002                                               Filed herewith

      10.8       Employment agreement between the Company and Fred P. Lampropoulos    Filed herewith

      10.9       Employment agreement between the Company and Kent W. Stanger         Filed herewith

     10.10       Employment agreement between the Company and B. Leigh Weintraub      Filed herewith

     10.11       Employment agreement between the Company and Brian Ferrand           Filed herewith

      23.1       Consent of Independent Auditors                                      Filed herewith

      99.1       Certification of Chief Executive Office                              Filed herewith

      99.2       Certification of Chief Financial Officer                             Filed herewith

* These exhibits are incorporated herein by reference.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2003.

              MERIT MEDICAL SYSTEMS, INC.



              By:  /s/:  FRED P. LAMPROPOULOS, PRESIDENT
                 -------------------------------------------
                         Fred P. Lampropoulos, President and
                         Chief Executive Officer



                   ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003. In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     Signature                                 Capacity in Which Signed
     ---------                                 ------------------------

/s/:  FRED P. LAMPROPOULOS       President, Chief Executive Officer and Director
----------------------------
      Fred P. Lampropoulos
      March 28,2003

/s/:  KENT W. STANGER            Chief Financial Officer, Secretary, Treasurer
----------------------------     and Director (Principal financial and
      Kent W. Stanger            accounting  officer)
      March 28,2003

/s/:  RICHARD W. EDELMAN         Director
----------------------------
     Richard W. Edelman
     March 28,2003

/s/:  REX C. BEAN                Director
----------------------------
      Rex C. Bean
      March 28,2003

/s/:  JAMES J. ELLIS             Director
----------------------------
      James J. Ellis
      March 28,2003

/s/:  MICHAEL E. STILLABOWER     Director
----------------------------
      Michael E. Stillabower
      March 28,2003

                                 CERTIFICATIONS

I, Fred P. Lampropoulos, certify that:

         1. I have reviewed this annual report on Form 10-K of Merit Medial Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28,2003           /s/ Fred P. Lampropoulos
                              -------------------------------------------------
                                  Fred P. Lampropoulos, Chief Executive Officer

I, Kent W. Stanger, certify that:

         1. I have reviewed this annual report on Form 10-K of Merit Medical Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28,2003               /s/ Kent W. Stanger
                                  --------------------------------------------
                                      Kent W. Stanger, Chief Financial Officer