Form 10-Q
period 2003-03-31
MERIT MEDICAL SYSTEMS INC
filed 2003-05-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


Commission File Number                      0-18592

                           MERIT MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Utah                                                 87-0447695
------------------------------                       ---------------------------
State or other jurisdiction                          (I.R.S. Identification No.)
of incorporation or organization)

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

Yes [X]     No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock                                                14,164,591
-----------------                                       -----------------------
 TITLE OR CLASS                                                Number of
                                                         Shares Outstanding at
                                                             May 12, 2003


                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                                  PAGE
                                                                                   ----

Item 1.     Financial Statements
            Consolidated Balance Sheets as of March 31, 2003
            and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

            Consolidated Statements of  Income for the Three Months
            Ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . . . . .    13

   Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART II.    OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

CERTIFICATIONS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .    16


                                                     8
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002  (Unaudited)
--------------------------------------------------------------------------------
                                           March 31,     December 31,
ASSETS                                       2003            2002
                                         ------------    ------------

CURRENT ASSETS:
Cash and cash equivalents                $ 16,165,429    $  9,683,578
Short-term investments                        273,258         217,451
Trade receivables - net                    16,188,869      15,247,892
Other receivables                             997,765       1,209,804
Employee and related
  party receivables                            69,004         299,751
Inventories                                17,701,170      18,699,217
Prepaid expenses and other assets             854,712         667,151
Deferred income tax assets                    153,150         143,265
                                         ------------    ------------
Total current assets                       52,403,357      46,168,109
                                         ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                        2,772,961       2,034,522
Building                                    5,118,683       5,118,683
Manufacturing equipment                    26,250,208      25,577,837
Automobiles                                    87,536          87,536
Furniture and fixtures                     11,033,311      10,823,852
Leasehold improvements                      4,390,871       4,345,620
Construction-in-progress                    3,371,975       3,008,734
                                         ------------    ------------
Total                                      53,025,545      50,996,784
Less accumulated depreciation
  and amortization                        (26,632,937)    (25,584,648)
                                         ------------    ------------
Property and equipment - net               26,392,608      25,412,136
                                         ------------    ------------

OTHER ASSETS:
Patents, trademarks and licenses - net      1,864,360       1,927,160
Deposits                                       32,163          33,213
Goodwill  - net                             4,764,596       4,764,596
                                         ------------    ------------
Total other assets                          6,661,119       6,724,969
                                         ------------    ------------

TOTAL ASSETS                             $ 85,457,084    $ 78,305,214
                                         ============    ============



(Continued)
See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.
---------------------------


CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                            March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          2003            2002
------------------------------------                      ------------    ------------
CURRENT LIABILITIES:
Current portion of long-term debt                         $    308,995    $    400,182
Trade payables                                               4,118,945       4,121,577
Accrued expenses                                             6,964,791       6,618,407
Advances from employees                                        188,840         161,529
Income taxes payable                                         2,307,132         284,148
                                                          ------------    ------------
Total current liabilities                                   13,888,703      11,585,843

DEFERRED INCOME TAX LIABILITIES                              2,447,421       2,443,156

LONG-TERM DEBT                                                   --             16,693

DEFERRED CREDITS                                               749,582         860,931
                                                          ------------    ------------

Total liabilities                                           17,085,706      14,906,623
                                                          ------------    ------------


STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000 shares authorized
   no shares issued
Common  stock-  no par  value; 20,000,000 shares
  authorized;  14,146,544 and 13,864,052 shares
  issued at March 31, 2003 and December 31, 2002,
  respectively                                              31,479,594      30,265,963
Accumulated other comprehensive loss                          (523,496)       (530,455)
Retained earnings                                           37,415,280      33,663,083
                                                          ------------    ------------
Total stockholders' equity                                  68,371,378      63,398,591
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 85,457,084    $ 78,305,214
                                                          ============    ============





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002  (Unaudited)
--------------------------------------------------------------------------------



                                                    March 31,       March 31,
                                                      2003             2002
                                                  ------------    ------------

NET SALES                                         $ 31,741,573    $ 28,672,168

COST OF SALES                                       18,470,384      17,520,388
                                                  ------------    ------------

GROSS PROFIT                                        13,271,189      11,151,780
                                                  ------------    ------------

OPERATING EXPENSES:
Selling, general and administrative                  7,189,547       6,705,248
Research and development                             1,116,402         963,289
                                                  ------------    ------------
TOTAL OPERATING EXPENSES                             8,305,949       7,668,537
                                                  ------------    ------------

INCOME FROM OPERATIONS                               4,965,240       3,483,243

Other (income) expense                                 (68,106)         60,362
Litigation settlement                                 (475,000)
Gain on sale of land                                  (325,495)
                                                  ------------    ------------

TOTAL OTHER (INCOME) EXPENSE                          (868,601)         60,362
                                                  ------------    ------------

INCOME BEFORE INCOME TAXES                           5,833,841       3,422,881

INCOME TAX EXPENSE                                   2,081,644       1,095,974
                                                  ------------    ------------

NET INCOME                                        $  3,752,197    $  2,326,907
                                                  ============    ============


See Notes to Consolidated Financial Statements.

EARNINGS PER COMMON SHARE:
    Basic
                                                  $        .27    $        .17
                                                  ============    ============
    Diluted
                                                  $        .25    $        .16
                                                  ============    ============
AVERAGE COMMON SHARES:
    Basic                                           14,081,020       13,415,144
                                                  ============    ============

    Diluted                                         14,936,476       14,511,719
                                                  ============    ============




See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
-------------------------------------------------------------------------------


                                                    March 31,      March 31,
                                                      2003           2002
                                                  -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 3,752,197    $ 2,326,907
                                                  -----------    -----------
Adjustments to reconcile net income to net
 cash provided by in operating activities:
Depreciation and amortization                       1,118,482      1,111,747
Bad debt expense                                       65,597         42,900
Gain on sale of land and equipment                   (325,495)          (204)
Amortization of deferred credits                      (41,398)       (39,996)
Deferred income taxes                                  (5,620)        32,327
Changes in operating assets and liabilities:
         Short-term investments                       (55,807)
         Trade receivables                         (1,006,574)      (385,151)
         Other receivables                            212,039
         Employee and related party receivables       230,747       (240,323)
         Inventories                                  998,047      1,671,999
         Prepaid expenses and other assets           (187,561)      (283,353)
         Deposits                                       1,050              9
         Trade payables                                (2,632)      (326,982)
         Accrued expenses                             266,674      1,566,174
         Advances from employees                       27,311         23,871
         Income taxes payable                       2,022,984        970,511
                                                  -----------    -----------

Total adjustments                                   3,317,844      4,143,529
                                                  -----------    -----------

Net cash provided by operating activities           7,070,041      6,470,436
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                           (2,084,379)    (1,297,145)
  Intangible assets                                    29,654         37,890
  Proceeds from sale of land and equipment            353,825            301
                                                  -----------    -----------

Net cash used in investing activities              (1,700,900)    (1,258,954)
                                                  -----------    -----------



See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                        March 31,        March 31,
                                                          2003            2002
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                $  1,213,631    $    569,545
Principal payments on long-term debt                      (107,880)     (5,253,702)
Deferred credit                                               --            54,035
                                                      ------------    ------------
Net cash provided by (used in) financing activities      1,105,751      (4,630,122)
                                                      ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                             6,959           6,039
                                                      ------------    ------------

NET INCREASE IN CASH                                     6,481,851         587,399

CASH AT BEGINNING OF PERIOD                              9,683,578         341,690
                                                      ------------    ------------

CASH AT END OF PERIOD                                 $ 16,165,429         929,089
                                                      ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
  Interest (including capitalized interest of $0
     and $17,282, respectively)                       $     11,130    $     51,510
                                                      ============    ============
  Income taxes                                        $    154,548    $     93,136
                                                      ============    ============





See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation. The interim financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, except for the true-up of deferred tax balances, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full-year period.

Stock-Based Compensation. We account for stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and intend to continue to do so. Accordingly, no compensation cost has been recognized for our stock compensation arrangements. If the compensation cost for our compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, our net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

                                Three Months Ended March 31,
                                   2003            2002
                               -------------   -------------
Net income:
     As reported               $   3,752,197   $   2,326,907
     Pro forma                     3,159,411       1,992,335

Net income per common share:
     Basic:
       As reported             $       .27     $       .17
       Pro forma                       .22             .15

     Diluted:
       As reported                     .25             .16
       Pro forma                       .21             .14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: dividend yield of 0%; expected volatility of 62.60% and 63.24% for 2003 and 2002, respectively; risk-free interest rates ranging from 3.97% to 6.71%; and expected lives ranging from 2.33 to 4.80 years.

2. Inventories. Inventories at March 31, 2003 and December 31, 2002 consisted of the following:

                                         March 31,     December 31,
                                           2003            2002
                                      ------------    ------------
Raw materials                         $  8,422,271    $ 10,223,180
Work-in-process                          3,682,242       2,343,500
Finished goods                           8,233,476       8,900,959
Less reserve for obsolete inventory     (2,636,819)     (2,768,422)
                                      ------------    ------------
Total                                 $ 17,701,170    $ 18,699,217
                                      ============    ============

MERIT MEDICAL SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued
--------------------------------------------------------------------------------

3. Reporting Comprehensive Income. Comprehensive income for the three months ended March 31, 2003 and 2002, consisted of net income and foreign currency translation adjustments. As of March 31, 2003 and December 31, 2002, the cumulative effect of such adjustments reduced stockholders' equity by $523,496 and $530,455, respectively. Comprehensive income for the three months ended March 31, 2003 and 2002 has been computed as follows:

                                  Three Months Ended
                                       March 31,
                               -----------------------
                                   2003        2002
                               ----------   ----------

Net income                     $3,752,197   $2,326,907
Foreign currency translation        6,959        6,039
                               ----------   ----------
Comprehensive income           $3,759,156   $2,332,946
                               ==========   ==========


4. Recently Issued Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which require the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the initial recognition and measurement provisions in FIN 45, effective January 1, 2003. As of March 31, 2003, there were no guarantees required to be disclosed or recorded in the financial statements under FIN 45.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE) acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated earnings, financial position, or cash flows since we have no VIE.

5. Stock Split. On April 8, 2002 we effected a five-for-four stock split. All earnings per share and share data have been adjusted to reflect the split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------
This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will vary, and may vary materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with the Company's growth strategy changes in health care markets related to health care reform initiatives and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the "SEC"). All subsequent forward-looking statements attributable to Merit or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under "Factors That May Affect Future Results" beginning on page 10.

Overview
--------

During the three months ended March 31, 2003 we experienced our best quarter performance in history, with record revenues and earnings. We reported net income of $3.8 million, or $.25 per share, on revenues of $31.7 million for the three months ended March 31, 2003. For the comparable period of 2002, we reported net income of $2.3 million, or $.16 per share, on revenues of $28.7 million. During the three months ended March 31, 2003 our sales increased by more than 11% compared to the same period in 2002. Additionally, during the three months ended March 31, 2003, we settled a legal dispute, which generated approximately $475,000 in settlement proceeds, and sold a parcel of land adjacent to our principal facilities, which generated sales proceeds in the amount of $325,495. These two events increased net income for the quarter by approximately $512,317 (net of tax) or $.03 per share.

Our management has continued its efforts to reduce inventory with an additional reduction of almost $1.0 million since December 31, 2002 and over $11 million during the last three years. Inventory turns improved during the three months ended March 31, 2003 to 3.73 times per year from 3.12 times per year for the same period of 2002. The improvement contributed to lower inventory carrying costs for the three months ended March 31, 2003. Our cash flow from operations was strong at $7.1 million for the first three months of 2003. Our cash position was $16.2 million at March 31, 2003, compared to $341,690 at March 31, 2002.

Results of Operations
---------------------

Our sales and net income increased to record levels for the three months ended March 31, 2003 compared to the same period of 2002. We reported record net income of $3.8 million for the three months ended March 31, 2003, compared to net income of $2.3 million for the same period of 2002. The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2003 and 2002:

                                               Three Months Ended  March 31,
                                                      2003      2002
                                             ----------------------------------

Sales                                                100.0 %   100.0%
Gross profit                                           41.8     38.9
Selling, general and administrative expenses           22.7     23.4
Research and development expenses                       3.5      3.4
Income from operations                                 18.4     11.9
Other (income) expense                                 (2.7)      .2
Net income                                             11.8      8.1


Sales. Sales for the three months ended March 31, 2003 increased by 11%, or $3.1 million, compared to the same period of 2002. All product categories of our business contributed to our revenues growth during the first three months of

2003. Sales of inflation devices rose 15%, stand alone device sales grew by 12%, custom kit sales rose 7% and catheter sales rose by 3%. Sales of our inflation devices were driven primarily by increased orders from our hospital customers due to our Broadlane Tenet agreement, as well as growth in spinal procedures using our digital inflation technology. New contracts with HealthTrust and Consorta contributed to our stand-alone device sales growth.

Gross Profit. Gross profit as a percentage of sales increased significantly during the first three months of 2003 to 41.8%, compared to 38.9% for the same period of 2002. Gross profit improved primarily due to an increase in efficiency and productivity gains achieved by the operation groups in our Utah facilities. A lower head count in both direct labor and overhead areas of production contributed to higher productivity. Gross profit was also favorably impacted during the first three months of 2003 by a 24% increase in the exchange rate of the Euro against the U.S. Dollar when compared to the same period of 2002, resulting in an increase of 1.3% in gross profit.

Operating Expenses. Operating expenses decreased slightly as a percentage of sales to 26.2% of sales for the three months ended March 31, 2003 compared to 26.7% for the same period of 2002. Selling, general and administrative expenses as a percentage of sales decreased to 22.7% for the three months ended March 31, 2003, compared to 23.4% for the same period of 2002. The decrease as a percentage of sales during the three months ended March 31, 2003 was due primarily to our increased revenues during the three months ended March 31, 2003. Research and development expenses increased to 3.5% of sales during the three months ended March 31, 2003, compared to 3.4% of sales for the same period of 2002.

Other (Income) Expense. Other income for the three months ended March 31, 2003 was $868,601 compared to other expenses of $60,362 for the same period in 2002. The increase in the quarter was primarily due to a gain from the settlement of a legal dispute of $475,000 and a gain on sale of land adjacent to the Company's South Jordan, Utah facility for $325,495. Also, as a result of our strong cash position other income for the 2003 quarter was positively affected by an increase in interest income in the amount of $66,000 and a decrease in interest expense in the amount of $29,000 when compared to the same period in 2002.

Income Taxes. The effective tax rate for the three months ended March 31, 2003 and 2002 was 35.7% and 32.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2003, as compared to the same period of the prior year was the result of an increase in the incremental corporate tax rate of 3% on taxable income from $15 million to $18.3 million and a dilution of our Extra Territorial Income Exclusion ("ETI") and research and development ("R&D) tax credits on higher income before tax expense. Also, taxable income from our Galway, Ireland operations, which is taxed at a lower rate than U.S. operations, was lower in the first quarter of 2003 compared to the first quarter of 2002, which helped contribute to our increased effective tax rate for the first quarter.

Income. During the three months ended March 31, 2003, we reported income from operations of $5.0 million, an increase of 43% from income from operations of $3.5 million for the comparable period in 2002. The increase in operating income for the three months ended March 31, 2003 was attributable primarily to increased sales, higher gross margins, and lower selling, general and administrative expenses as a percentage of sales. These factors contributed to our net income of $3.8 million for the three months ended March 31, 2003 compared to net income of $2.3 million for the same period of 2002.

Liquidity and Capital Resources.
--------------------------------

At March 31, 2003, our working capital was $38.5 million, which represented a current ratio of 3.8 to 1. Our cash balance at March 31, 2003 was $16.2 million. Historically, we have incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance the increase in our receivables associated with our increased sales. During the quarter ended March 31, 2003 we purchased 1.66 acres of land adjacent to our Galway, Ireland facility for approximately $738,000. The purchase of this land will allow for future building expansion to the extent that operations grow. Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity and cash secured from loans on equipment and bank lines of credit. Management believes that Merit's present sources of liquidity and capital are adequate for our current operations.

Critical Accounting Policies
----------------------------

The SEC has requested that all registrants discuss their most critical accounting policies. We understand that a "critical accounting policy" is one which is both important to the representation of the subject company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following are our most critical accounting policies:

Inventory Obsolescence Reserve. We write down our inventory for estimated obsolescence for unmarketable and or slow moving products that may expire prior to being sold. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. Our obsolescence reserve was $2.6 million on March 31, 2003.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and a review of individual customer balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our bad debt reserve was $541,478 at March 31, 2003, in line with our historical experience with collection of receivables.

Factors that May Affect Future Results
--------------------------------------

Our business, operations and financial condition are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected. The following are among the key factors that may have a direct bearing on our business, operations and financial condition:

Our  products  may be  subject  to recall or  product  liability  claims.
--------------------------------------------------------------------------------
Merit products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition.

Substantially all of our products are backed by a limited warranty for returns due to defects in quality and workmanship. We maintain a reserve for these future returned products, but the actual costs of such returns may significantly exceed the reserve, which could have a material adverse effect on our operations.

Termination of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.
--------------------------------------------------------------------------------
We rely on raw materials, component parts, finished products, and services supplied by outside third parties in connection with our business. For example, substantially all of our products are sterilized by two entities. In addition, some of our products are manufactured or assembled by third parties. If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with Merit, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our end customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business and financial condition.

We may be unable to compete in our markets, particularly if there is a significant change in relevant practices and technology.
--------------------------------------------------------------------------------
The market for each of our existing and potential products is highly competitive. We face competition from several companies, many of which are larger, better resources and greater market presence than does Merit. Such resources and market presence may enable our competitors to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

In addition, our ability to compete successfully is dependent, in part, upon our ability to respond effectively to changes in technology and to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than Merit are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for our products and eventually make certain Merit products obsolete. A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business and financial condition.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business.
--------------------------------------------------------------------------------
Substantially all of our products are "devices," as defined in the Federal Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of our products is subject to regulation by the Food and Drug Administration (the "FDA") in the United States and equivalent regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered and sold. Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA Good Manufacturing Practices and similar requirements of foreign countries. Our business and financial condition could be adversely affected if we are found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect our business and financial condition.

Limits on reimbursement imposed by governmental and other programs may adversely affect our business.
--------------------------------------------------------------------------------
The cost of a significant portion of medical care is funded by governmental, social security or other insurance programs. Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase Merit products. In addition, limitations on reimbursement for procedures which utilize Merit products could adversely affect our sales.

We  are  subject  to  work  stoppage,   transportation  and  related  risks.
--------------------------------------------------------------------------------
We manufacture our products at various locations in the United States and in Ireland and sell our products throughout the United States, Europe and other parts of the world. We depend on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to our various facilities and to move Merit products to customers, operating divisions and other subsidiaries located within and outside the United States. Our manufacturing operations, and the operations of the transportation companies on which our operations depend, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in our manufacturing or transportation could materially adversely affect our ability to meet customer demands or conduct our operations.

We may be unable to protect our proprietary technology or our technology may infringe on the proprietary technology of others.
--------------------------------------------------------------------------------
Our ability to remain competitive is dependent, in part, upon our ability to prevent other companies from using proprietary technology incorporated into our products. We seek to protect our technology through a combination of patents and trade secrets, as well as license, proprietary know-how and confidentiality agreements. We may be unable, however, to prevent others from using our proprietary information, or continue to use such information ourselves, for numerous reasons, including the following:

         o Our issued patents may not be sufficiently broad to prevent others from copying our proprietary technologies;

         o Our issued patents may be challenged by third parties and deemed to be overbroad or unenforceable;

         o Our products may infringe on the patents of others, requiring us to alter or discontinue our manufacture or sale of such products;

         o    Costs  associated with seeking  enforcement of our patents against
              infringement,   or  defending  ourselves  against  allegations  of
              infringement, may be significant;

         o Our pending patent applications may not be granted for various reasons, including overbreadth or conflict with an existing patent; and

         o Other persons may independently develop, or have developed, similar or superior technologies.

A significant portion of our revenues are derived from a few products and procedures.
--------------------------------------------------------------------------------
A significant portion of our revenues are attributable to sales of our inflation devices. During the year ended December 31, 2002, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of our total revenues. During the three months ended March 31, 2003, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 34% of our total revenues. Any material decline in market demand for our inflation devices could have an adverse effect on our business and financial condition.

In addition, the products that have accounted for a majority of our historical revenues are designed for use in connection with a few related medical procedures, including angiography, angioplasty and stent placement procedures. If subsequent developments in medical technology or drug therapy make such procedures obsolete, or alter the methodology of such procedures so as to eliminate the usefulness of our products, we may experience a material decrease in demand for our products and experience deteriorating financial performance.

Fluctuations in Euro exchange rates may negatively impact our financial results.
--------------------------------------------------------------------------------
Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on our margins and financial results. For example, for the year ended December 31, 2000, the exchange rate between the Euro and the U.
S. Dollar dropped by approximately 13.2%, resulting in a reduction in our gross revenues of $1,076,695 and 1.2% in gross profit. For the year ended December 31, 2001, the exchange rate between the Euro and the U. S. Dollar resulted in a reduction of our gross revenues of $467,283 and 0.4% in gross profit. However, for the year ended December 31, 2002, the exchange rate resulted in an increase of gross revenues of $497,644 and 0.4% in gross profit. For the quarter ended March 31, 2003, the exchange rate resulted in an increase of gross revenues of $675,583 and 1.3% in gross profit.

For the year ended December 31, 2002, approximately $10.1 million, or 8.7%, of our sales were denominated in Euros. If the rate of exchange between the Euro and the U.S. Dollar declines, we may not be able to increase the prices that we charge our European customers for products whose prices are denominated in Euros. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, as the rate of exchange between Euros and the U.S. Dollars declines, our financial results may be negatively impacted.

We may be unable to successfully manage growth, particularly if accomplished through acquisitions.
--------------------------------------------------------------------------------
Successful implementation of our business strategy will require that we effectively manage any associated growth. To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to enhance our information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

To the extent that we grow through acquisition, we will face the additional challenges of integrating our current operations, culture, informational management systems and other characteristics with that of the acquired entity. We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may inherit certain liabilities in connection with the acquisition as a result of our failure to conduct adequate due diligence or otherwise. In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s). If we do not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

The market price of our common stock has been, and may continue to be, volatile.
--------------------------------------------------------------------------------
The market price of our common stock has been, and may continue to be, highly volatile for various reasons, including the following:

         o Our announcement of new products or technical innovations, or similar announcements by our competitors;

         o Development of new procedures that use, or do not use, our technology;

         o    Quarter-to-quarter fluctuations in our financial results;

         o Claims involving potential infringement of patents and other intellectual property rights;

         o Analyst and other projections or recommendations regarding our common stock or medical technology stocks generally;

         o Any restatement of our financial statements or any investigation into Merit by the SEC or another regulatory authority; and

         o A general decline, or rise, of stock prices in the capital markets.

We are dependent  upon key  personnel.
--------------------------------------------------------------------------------
Our continued success is dependent on key management  personnel,  including Fred
P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer. Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and we do not maintain key man life insurance with his life. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect our business and operations. Our success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. A portion of our revenues during the three months ended March 31, 2003 ($3.1 million, representing approximately 9.9% of aggregate revenues) came from sales that were denominated in Euros. Certain of our expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate. As a result of our Euro-denominated revenues and expenses, in a year in which our Euro-denominated revenues exceed our Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U. S. Dollar. For example, in 2000, a 13.2% drop in the value of the Euro in relation to the U.S. Dollar led to reduced revenues and gross profit of $1.1 million. By contrast, in 2002, an increase in the value of the Euro relative to the U.S. Dollar led to increased revenue and gross profit of approximately $500,000.

At March 31, 2003, we had a net exposure (representing the difference between Euro-denominated receivables and Euro-denominated payables) of approximately $1.7 million. In order to partially offset such risk, on February 28, 2003, we entered into a 30-day Euro hedge contract. We enter into similar hedging transactions at various times during the year in an effort to partially offset exchange rate risks we bear throughout the year. We do not purchase or hold derivative financial instruments for speculative or trading purposes. During the three months ended March 31, 2003, we experienced a net gain of $2,750 on hedging transactions we executed during the three months ended March 31, 2003 in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate.

As of March 31, 2003, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14I promulgated under the Exchange Act, within 90 days of the filing date of this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Merit (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              Exhibit No.       Description
              -----------       -----------

              99.1              Certification of Principal Executive Officer

              99.2              Certification of Principal Financial Officer


         (b) The following Current Reports on Form 8-K were filed during the quarter ended March 31, 2003:


              Form 8-K        Date of Event        Description

              Item 9          2/19/2003            Merit  Medical  Chairman  and
                                                   CEO says sales are robust for
                                                   January  and  first  half  of
                                                   February.

              Item 11         2/20/2003            Required  notice  of  special
                                                   trading   Restrictions  under
                                                   rule  104 of  SEC  regulation
                                                   BTR.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
---------------------------
REGISTRANT





Date:     May 12, 2003                     /s/: FRED P. LAMPROPOULOS
       ---------------------           -----------------------------------------
                                           FRED P. LAMPROPOULOS
                                           PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER





Date:     May 12, 2003                    /s/: KENT W. STANGER
       ---------------------           -----------------------------------------
                                         KENT W. STANGER
                                         SECRETARY AND CHIEF FINANCIAL OFFICER

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


I, Fred P. Lampropoulos, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Merit Medial Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date:  May 12, 2003                /s/: FRED P. LAMPROPOULOS
--------------------               ---------------------------------------------
                                   Fred P. Lampropoulos, Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002



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

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 12, 2003                 /s/:KENT W. STANGER
-------------------                 --------------------------------------------
                                    Kent W. Stanger, Chief Financial Officer