Form 10-Q
period 2003-06-30
MERIT MEDICAL SYSTEMS INC
filed 2003-08-11
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY

                           PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


  Commission File Number                    0-18592

                           MERIT MEDICAL SYSTEMS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               Utah                                     87-0447695
----------------------------------         ------------------------------------
(State or other jurisdiction
 of incorporation or organization)         (I.R.S. Employer Identification No.)

               1600 West Merit Parkway, South Jordan, Utah, 84095
               --------------------------------------------------
                    (Address of Principal Executive Offices)

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

  Yes [X]       No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



    Common Stock                                          14,363,964
--------------------                            -------------------------------
   TITLE OR CLASS                               Number of shares Outstanding at
                                                        August 8, 2003

                           MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q



  PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                          ----




    Item 1. Financial Statements
                  Consolidated Balance Sheets as of June 30, 2003
                  and December 31, 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                  Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

    Item 3. Quantitative and Qualitative Disclosure About Market Risk  . . . . . . . . . . . . . . . . . . . . . . 13

    Item 4. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  PART II.  OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . 14

    Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

  SIGNATURES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

   CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


                         PART I - FINANCIAL INFORMATION

  ITEM 1:

   FINANCIAL STATEMENTS

  MERIT MEDICAL SYSTEMS, INC.

  CONSOLIDATED BALANCE SHEETS
  JUNE 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
  ------------------------------------------------------------------------------

                                                                     June 30,      December 31,
                                                                       2003           2002
                                                                  ------------    ------------
ASSETS
------
  CURRENT ASSETS:
Cash and cash equivalents                                         $ 20,802,823    $  9,683,578
Short-term investments                                                 435,254         217,451
Trade receivables - net                                             17,564,611      15,247,892
Other receivables                                                         --         1,209,804
Employee and related
  party receivables                                                    247,007         299,751
Inventories                                                         17,903,362      18,699,217
Prepaid expenses and other assets                                      971,326         667,151
Deferred income tax assets                                             153,150         143,265
                                                                  ------------    ------------
Total current assets                                                58,077,533      46,168,109
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                                                 2,740,394       2,034,522
Building                                                             5,120,410       5,118,683
Manufacturing equipment                                             26,680,012      25,577,837
Automobiles                                                             87,536          87,536
Furniture and fixtures                                              11,172,487      10,823,852
Leasehold improvements                                               4,514,989       4,345,620
Construction-in-progress                                             4,724,359       3,008,734
                                                                  ------------    ------------
Total                                                               55,040,187      50,996,784
Less accumulated depreciation
  and amortization                                                 (27,702,727)    (25,584,648)
                                                                  ------------    ------------
Property and equipment - net                                        27,337,460      25,412,136
                                                                  ------------    ------------

OTHER ASSETS:
Patents, trademarks and licenses- net                                1,871,694       1,927,160
Deposits                                                                32,163          33,213
Goodwill - net                                                       4,764,596       4,764,596
                                                                  ------------    ------------
Total other assets                                                   6,668,453       6,724,969
                                                                  ------------    ------------

TOTAL ASSETS                                                      $ 92,083,446    $ 78,305,214
                                                                  ============    ============


Continued on Page 2
See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
--------------------------------------------------------------------------------


  LIABILITIES AND STOCKHOLDERS'  EQUITY                              June 30,      December 31,
                                                                       2003            2002
                                                                  ------------    ------------
CURRENT LIABILITIES:
Current portion of long-term debt                                 $    199,192    $    400,182
Trade payables                                                       5,335,292       4,121,577
Accrued expenses                                                     7,530,149       6,618,407
Advances from employees                                                158,887         161,529
Income taxes payable                                                 1,937,698         284,148
                                                                  ------------    ------------
Total current liabilities                                           15,161,218      11,585,843

DEFERRED INCOME TAX LIABILITIES                                      2,470,268       2,443,156

LONG-TERM DEBT                                                            --            16,693

DEFERRED CREDITS                                                       710,720         860,931
                                                                  ------------    ------------

Total liabilities                                                   18,342,206      14,906,623
                                                                  ------------    ------------


STOCKHOLDERS' EQUITY:
Preferred stock- 5,000,000 shares authorized; no shares issued
Common stock- no par value; 50,000,000 and 20,000,000
   shares authorized, respectively, 14,246,967 and 13,864,052 shares issued at June 30, 2003 and December 31, 2002,
   respectively                                                     32,584,305      30,265,963
Retained earnings                                                   41,620,826      33,663,083
Accumulated other comprehensive loss                                  (463,891)       (530,455)
                                                                  ------------    ------------
Total stockholders' equity                                          73,741,240      63,398,591
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 92,083,446    $ 78,305,214
                                                                  ============    ============


  See Notes to Consolidated Financial Statements



MERIT MEDICAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002 (Unaudited)
---------------------------------------------------------------------------------------------------


                                             Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                        ----------------------------   ----------------------------
                                            2003            2002           2003            2002
                                        ------------    ------------   ------------    ------------

NET SALES                               $ 34,577,305    $ 28,789,370   $ 66,318,878    $ 57,461,538

COST OF SALES                             19,396,384      16,756,292     37,866,768      34,276,680
                                        ------------    ------------   ------------    ------------

GROSS PROFIT                              15,180,921      12,033,078     28,452,110      23,184,858
                                        ------------    ------------   ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative      7,650,977       6,984,180     14,840,524      13,689,428
  Research and development                 1,178,491         944,879      2,294,893       1,908,168
                                        ------------    ------------   ------------    ------------
Total operating expenses                   8,829,468       7,929,059     17,135,417      15,597,596
                                        ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                     6,351,453       4,104,019     11,316,693       7,587,262

OTHER (INCOME) EXPENSE:
  Other (income) expense                     (75,691)         26,098       (143,797)         86,460
  Litigation settlement                         --              --         (475,000)           --
  Gains on sale of land                     (182,433)           --         (507,928)           --
                                        ------------    ------------   ------------    ------------
Total other (income) expense                (258,124)         26,098     (1,126,725)         86,460
                                        ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                 6,609,577       4,077,921     12,443,418       7,500,802

INCOME TAX EXPENSE                         2,404,031       1,376,107      4,485,675       2,472,081
                                        ------------    ------------   ------------    ------------

NET INCOME                              $  4,205,546    $  2,701,814   $  7,957,743    $  5,028,721
                                        ============    ============   ============    ============

EARNINGS PER COMMON SHARE:
   Basic                                $       0.30    $       0.20   $       0.56    $       0.37
                                        ============    ============   ============    ============
 Diluted                                $       0.28    $       0.18   $       0.53    $       0.34
                                        ============    ============   ============    ============



AVERAGE COMMON SHARES:
   Basic                                  14,176,049      13,535,651     14,128,797      13,476,275
                                        ============    ============   ============    ============
  Diluted                                 15,028,756      14,750,259     14,982,878      14,631,076
                                        ============    ============   ============    ============


PROFORMA EARNINGS PER COMMON
SHARE (see Note 5):

EARNINGS PER COMMON SHARE:
   Basic                                $       0.22    $       0.15   $       0.42    $       0.28
                                        ============    ============   ============    ============
   Diluted                              $       0.21    $       0.14   $       0.40    $       0.26
                                        ============    ============   ============    ============


AVERAGE COMMON SHARES:
   Basic                                  18,901,399      18,047,535     18,838,396      17,968,367
                                        ============    ============   ============    ============
   Diluted                                20,038,341      19,667,012     19,977,171      19,508,101
                                        ============    ============   ============    ============


See Notes to Consolidated Financial Statement


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002     (Unaudited)
---------------------------------------------------------------------------------------

                                                             June 30,         June 30,
                                                               2003             2002
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  7,957,743    $  5,028,721
                                                           ------------    ------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                 2,235,580       2,247,503
Bad debt expense
(Gains) losses  on sales and abandonment of                     153,909         127,182
  property, equipment and land                                 (507,756)            888
Amortization of deferred credits                                (81,037)        (93,221)
Abandonment of certain patents and trademarks                      --           177,816
Deferred income taxes                                            17,227          78,340
Tax benefit attributable to appreciation of common              629,851       1,490,428
  stock options exercised
Changes in operating assets and liabilities:
  Short-term investments                                       (217,803)       (138,670)
  Trade receivables                                          (2,470,628)     (1,365,221)
  Other receivables                                           1,209,804            --
  Employee and related party receivables                         52,744         161,894
  Irish Development Agency grant receivable                        --           108,919
  Inventories                                                   795,855         816,912
  Prepaid expenses and other assets                            (304,175)       (351,053)
  Deposits                                                        1,050            (135)
  Trade payables                                              1,213,715          56,095
  Accrued expenses                                              832,809       2,123,435
  Advances from employees                                        (2,642)         40,343
  Income taxes payable                                        1,653,550        (196,336)
                                                           ------------    ------------
  Total adjustments                                           5,212,053       5,285,119
                                                           ------------    ------------

  Net cash provided by operating activities                  13,169,796      10,313,840
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                     (4,144,640)     (2,089,241)
  Patents and trademarks                                        (12,707)           --
Proceeds from sale of property, equipment and land              569,424             376
                                                           ------------    ------------
Net cash used in investing activities                        (3,587,923)     (2,088,865)
                                                           ------------    ------------



See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
----------------------------------------------------------------------------------------



                                                        June 30,        June 30,
                                                           2003           2002
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                $  1,688,491    $    901,326
Principal payments on long-term debt                      (217,683)     (5,901,981)
                                                      ------------    ------------
Net cash provided by (used in) financing activities      1,470,808      (5,000,655)
                                                      ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                            66,564          90,061
                                                      ------------    ------------

NET INCREASE IN CASH                                    11,119,245       3,314,381

CASH AT BEGINNING OF PERIOD                              9,683,578         341,690
                                                      ------------    ------------

CASH AT END OF PERIOD                                 $ 20,802,823    $  3,656,071
                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:

 Interest (including capitalized interest of $0 and
  $17,282, respectively)                              $    116,022    $     78,614
                                                      ============    ============

 Income taxes                                         $  1,487,584    $  1,099,649
                                                      ============    ============



See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation. The interim financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six months ended June 30, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, except for the true-up of deferred tax balances, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2003, and the results of our operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full-year period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Merit Medical Systems, Inc. 2002 Form 10-K.

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

                                Three Months Ended June 30,       Six Months Ended June 30,
                                ---------------------------      ---------------------------
                                   2003            2002              2003           2002
                                -----------   -------------      -----------   -------------
Net income:
     As reported               $   4,205,546   $   2,701,814   $   7,957,743   $   5,028,721
     Pro forma                     3,596,338       2,168,194       6,755,749       4,160,529

Net income per common share:
     Basic:
     As reported               $       0.30    $       0.20    $       0.56    $       0.37
     Pro forma                         0.25            0.16            0.48            0.31

     Diluted:
       As reported             $       0.28    $       0.18    $       0.53    $       0.34
       Pro forma                       0.24            0.15            0.45            0.28

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

2. Inventories. Inventories at June 30, 2003 and December 31, 2002 consisted of the following:

                                        June 30,       December 31,
                                          2003             2002
                                      ------------    -------------

Raw materials                         $  8,763,876    $ 10,223,180
Work-in-process                          4,207,430       2,343,500
Finished goods                           7,697,864       8,900,959
Less reserve for obsolete inventory     (2,765,808)     (2,768,422)
                                      ------------    ------------
Total                                 $ 17,903,362    $ 18,699,217
                                      ============    ============

MERIT MEDICAL SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
--------------------------------------------------------------------------------

3. Reporting Comprehensive Income. Comprehensive income for the three and six months ended June 30, 2003 and 2002, consisted of net income and foreign currency translation adjustments. As of June 30, 2003 and December 31, 2002, the cumulative effect of such adjustments reduced stockholders' equity by $463,891 and $530,455, respectively. Comprehensive income for the three and six months ended June 30, 2003 and 2002 has been computed as follows:

                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                               -----------------------   -----------------------

                                  2003          2002        2003          2002
                               ----------   ----------   ----------   ----------


Net income                     $4,205,546   $2,701,814   $7,957,743   $5,028,721
Foreign currency translation       59,605       84,022       66,564       90,061
                               ----------   ----------   ----------   ----------

Comprehensive income           $4,265,151   $2,785,836   $8,024,307   $5,118,782
                               ==========   ==========   ==========   ==========


4. Recently Issued Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which require the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the initial recognition and measurement provisions in FIN 45, effective January 1, 2003. As of June 30, 2003, there were no guarantees required to be disclosed or recorded in the financial statements under FIN 45.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. The Company will adopt FIN 46 beginning the third quarter of 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated earnings, financial position, or cash flows since we have no VIE.

5. Stock Splits. On April 8, 2002 we effected a five-for-four stock split. All earnings per share and share data have been adjusted to reflect this split. In addition, on July 31, 2003, the Company's Board of Directors approved a four-for- three stock split of the Company's outstanding shares of common stock, which is expected to be effective August 14, 2003, for stockholders of record as of August 11, 2003. Average dilutive common stock shares outstanding, giving retroactive effect to the stock split for the three and six months ended June 30, 2003 and 2002 are 20,038,341, 15,667,012, 19,977,171, and 19,508,101,
respectively. Proforma earnings per share, giving retroactive effect to the stock split for the three and six months ended June 30, 2003 and 2002 are $0.21, $0.14, $0.40 and $0.26, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Disclosure Regarding Forward-Looking Statements

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will vary, and may vary materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in health care markets related to health care reform initiatives and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the "SEC"). All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under "Factors That May Affect Future Results" beginning on page 10.

Overview

During the three months ended June 30, 2003, we experienced the best quarterly performance in our history, with record revenues and earnings. We reported net income of $4.2 million, or $.28 per share, on revenues of $34.6 million, for the three months ended June 30, 2003. For the comparable period of 2002, we reported net income of $2.7 million, or $.18 per share, on revenues of $28.8 million. For the six months ended June 30, 2003, net income was $8.0 million, or $.53 per share, on revenues of $66.3 million, compared to 2002 net income of $5.0 million, or $.34 per share, on revenues of $57.5 million.

Our management has continued its efforts to reduce inventory with an additional reduction of $795,855 since December 31, 2002 and over $11 million during the last three-and-a-half years. Inventory turns improved during the twelve months preceding June 30, 2003 to 3.76 times per year from 3.11 times per year for the twelve months preceding the same period of 2002. The improvement contributed to lower inventory carrying costs for the three months ended June 30, 2003. Our cash flow from operations was strong at $13.2 million for the first six months of 2003, compared to $10.3 million for the same period of 2002. Our cash position was $20.8 million at June 30, 2003, compared to $3.7 million at June 30, 2002.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six months ended June 30, 2003 and 2002:

                                                      Three Months Ended  June 30,     Six Months Ended  June 30,
                                                         2003          2002                 2003            2002
                                                      ----------------------------     --------------------------
Sales                                                   100.0 %       100.0%            100%               100%
Gross profit                                              43.9         41.8              42.9               40.3
Selling, general and administrative expenses              22.1         24.3              22.4               23.8
Research and development expenses                          3.4          3.3               3.5                3.3
Income from operations                                    18.4         14.3              17.1               13.2
Other (income) expense                                     (.1)          .1              (1.7)                .2
Net income                                                12.2          9.4              12.0                8.8

Sales. Sales for the three months ended June 30, 2003 increased by 20%, or $5.8 million, compared to the same period of 2002. All product categories of our business contributed to our sales growth during the second quarter of 2003: inflation device sales rose 20%, stand alone device sales grew by 26%, custom kit sales rose 18% and catheter sales rose by 8%. For the six-month period ended June 30, 2003 compared to the same period in 2002, stand alone device sales grew by 20%, inflation devices sales grew by 17%; custom kit sales rose 13%; and catheter sales increased 4%. Growth in sales for the three and six months ended June 30, 2003, when compared to prior periods, benefited from group purchasing contracts and OEM products sales, as well as continued focus on building innovative products for our market segment. The increase in the exchange rate between the Euro and U.S. Dollar increased sales by 2.1% for both the three and six months ended June 30, 2003, when compared to prior periods for 2002.

Gross Profit. For the three months ended June 30, 2003, gross margin as a percentage of sales was 43.9% compared to 41.8% for the same period in 2002. For the six months ended June 30, 2003, gross margin was 42.9%, as compared to 40.3% for the same period in 2002. Gross profit improvement for both the three and six months ended June 30, 2003 was due primarily to an increase in efficiency and productivity gains achieved by the operations groups in our Utah facilities. Gross profit was also favorably impacted during the three and six months ended June 30, 2003 from an increase in the exchange rate of the Euro against the U.S. Dollar when compared to the same periods of 2002, resulting in an increase in gross profit of 1.2% for both the three and six-month periods ended June 30, 2003.

Operating Expenses. Operating expenses decreased as a percentage of sales to 25.5% for the three months ended June 30, 2003, compared to 27.5% for the same period of 2002. For the six months ended June 30, 2003, operating expenses decreased as a percentage of sales to 25.8%, compared to 27.1% for the same period in 2002. Selling, general and administrative expenses decreased as a percentage of sales to 22.1% and 22.4% for three and six months ended June 30, 2003, respectively, compared to 24.3% and 23.8%, respectively, for the same period of 2002. The decrease as a percentage of sales during the three and six months ended June 30, 2003 was due primarily to our increased revenues. Research and development expenses increased slightly to 3.4% of sales during the three months ended June 30, 2003, compared to 3.3% of sales for the same period of 2002. For the six months ended June 30, 2003, research and development expenditures were 3.5% of sales, compared to 3.3% for 2002.

Other (Income) Expense. Other income for the three months ended June 30, 2003 was $258,124, compared to other expense of $26,098 for the same period in 2002. The generation of other income during the second quarter of 2003 was primarily due to the sale of land adjacent to our South Jordan, Utah facility for $182,433. Also, as a result of our strong cash position, other income for the second quarter of 2003 was positively affected by an increase in interest income in the amount of approximately $74,000 and a decrease in interest expense in the amount of $15,000 when compared to the same period in 2002. For the six months ended June 30, 2003, other income was $1.1 million, compared to other expense of $86,460 for the same period in 2002. The generation of other income during the first six months of 2003 was principally the result of a gain from the settlement of a legal dispute of $475,000 and a gain on sale of land adjacent to our South Jordan, Utah facility for $507,928. Other income for the six months ended June 30, 2003 was also affected by an increase in interest income of approximately $139,000 and a decrease in interest expense of approximately $44,000, when compared to the same period in 2002.

Income Taxes. The effective tax rate for the three months ended June 30, 2003 was 36.4% compared to 33.7% for 2002. For the six months ended June 30, 2003, the effective tax rate was 36%, compared to 33% for 2002. The increase in the effective tax rate for the three and six months ended June 30, 2003, as compared to the same periods of the prior year, was principally the result of an increase in the incremental corporate tax rate of 3% on taxable income from $15 million to $18.3 million and a dilution of our Extra Territorial Income Exclusion and research and development tax credits on higher income before tax expense. Also, taxable income from our Galway, Ireland operations, which is taxed at a lower rate than U.S. operations, was lower in the three and six months ended June 30, 2003 compared to the 2002 comparable periods, which helped contribute to our increased effective tax rate for these periods.

Income. During the three months ended June 30, 2002, we reported income from operations of $6.4 million, an increase of 55%, from income from operations of $4.1 million for the comparable period in 2002. Operating income for the first six months of 2003 was $11.3 million, compared to $7.6 million for the first six months of 2002, an increase of 49%. The increase in income from operations for the three and six months ended June 30, 2003 was attributable primarily to increased sales, higher gross margins, and lower selling, general and administrative expenses as a percentage of sales. These factors also contributed to our net income of $4.2 million for the three months ended June 30, 2003 compared to net income of $2.7 million for the same period of 2002, and net income for the six months ended June 30, 2003 was $8.0 million compared to $5.0 million for the first half of 2002.

Liquidity and Capital Resources.

At June 30, 2003, our working capital was $42.9 million, which represented a current ratio of 3.8 to 1. Our cash balance at June 30, 2003 was $20.8 million. Historically, we have incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance the increase in our receivables associated with our increased sales. During the next year-and-a-half, substantial funds will be needed to construct additional facilities in Galway, Ireland and South Jordan, Utah. Construction of these facilities is needed to expand our manufacturing capacity to meet current and future demand of the Company's products. The construction of the facilities in South Jordan, Utah will also be used to consolidate our Murray, Utah facility and our Merit Sensor System, Inc. wafer fab facility from Santa Clara, California to South Jordan, Utah. We currently expect to spend approximately $18 million dollars to build these facilities. Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity and cash secured from loans on equipment and bank lines of credit. Management believes that Merit's present sources of liquidity and capital are adequate for our current operations.

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

Inventory Obsolescence Reserve. We write down our inventory for estimated obsolescence for unmarketable and/or slow-moving products that may expire prior to being sold. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. Our obsolescence reserve was $2.8 million on June 30, 2003.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and a review of individual customer balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our bad debt reserve was $666,628 at June 30, 2003, which is generally consistent with our historical experience with collection of receivables.

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

Our products may be subject to recall or product liability claims.
--------------------------------------------------------------------------------
Our products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition.

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

We may be unable to compete in our markets, particularly if there is a significant change in relevant practices and technology.
--------------------------------------------------------------------------------
The market for each of our existing and potential products is highly competitive. We face competition from several companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than does Merit. Such resources and market presence may enable our competitors to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

In addition, our ability to compete successfully is dependent, in part, upon our ability to respond effectively to changes in technology and to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than Merit are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for our products and eventually make certain of our products obsolete. A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business and financial condition.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business.
--------------------------------------------------------------------------------
Substantially all of our products are "devices," as defined in the Federal Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of our products is subject to regulation by the Food and Drug Administration (the "FDA") in the United States and equivalent regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered or sold. Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA Good Manufacturing Practices and similar requirements of foreign countries. Our business and financial condition could be adversely affected if we are found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect our business and financial condition.

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

A significant portion of our revenues are derived from a few products and procedures.
--------------------------------------------------------------------------------
A significant portion of our revenues are attributable to sales of our inflation devices. During the year ended December 31, 2002, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of our total revenues. During the three and six months ended June 30, 2003, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 32.6% and 33.2%, respectively, of our total revenues. Any material decline in market demand for our inflation devices could have an adverse effect on our business and financial condition.

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

Fluctuations in Euro exchange rates may negatively impact our financial results.
--------------------------------------------------------------------------------
Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on our margins and financial results. For example, for the year ended December 31, 2000, the exchange rate between the Euro and the U.
S. Dollar dropped by approximately 13.2%, resulting in a reduction in our gross revenues of $1,076,695 and approximately 1.2% in gross profit. For the year ended December 31, 2001, the exchange rate between the Euro and the U. S. Dollar resulted in a reduction of our gross revenues of $467,283 and approximately 0.4% in gross profit. However, for the year ended December 31, 2002, the exchange rate resulted in an increase of gross revenues of $497,644 and approximately 0.4% in gross profit. For the three and six months ended June 30, 2003, the exchange rate resulted in an increase of gross revenues of $703,765 and $1.4 million, respectively, and approximately 1.2% in gross profit for both periods.

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


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. A portion of our revenues during the three months ended June 30, 2003 ($3.3 million, representing approximately 9.5% of aggregate revenues) came from sales that were denominated in Euros. Certain of our expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate. As a result of our Euro-denominated revenues and expenses, in a year in which our Euro-denominated revenues exceed our Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U. S. Dollar. For example, in 2000, a 13.2% drop in the value of the Euro in relation to the U.S. Dollar led to reduced revenues and gross profit of $1.1 million. By contrast, in 2002, an increase in the value of the Euro relative to the U.S. Dollar led to increased revenue and gross profit of approximately $500,000.

At June 30, 2003, we had a net exchange rate exposure (representing the difference between Euro-denominated receivables and Euro-denominated payables) of approximately $1.9 million. In order to partially offset such risk, on May 30, 2003, we entered into a 30-day Euro hedge contract. We enter into similar hedging transactions at various times during the year in an effort to partially offset exchange rate risks we bear throughout the year. We do not purchase or hold derivative financial instruments for speculative or trading purposes. This economic hedge does not qualify for hedge accounting. During the three and six months ended June 30, 2003, we experienced a net loss of $41,635 and $61,145, respectively, on hedging transactions we executed during the three and six months ended June 30, 2003 in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate.

As of June 30, 2003, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.


ITEM 4:   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act, within 90 days of the filing date of this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Merit (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II - OTHER INFORMATION

ITEM 4: Submission of matters to a vote of security holders

On May 22, 2003 we held our 2003 Annual Meeting of Shareholders at which our shareholders considered and voted as follows on the items described below:

         1. The shareholders considered whether to elect the following persons as directors, each to serve until our next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee             Votes For       Votes Withheld/Abstentions       Broker Non-Votes
        ---------------             ---------       --------------------------       ----------------
        Fred P. Lampropolous        7,440,305               4,044,014                     318,992
        Kent W. Stanger             7,426,769               4,056,887                     319,655

            2. Our shareholders also considered a proposal to amend our Articles of Incorporation for the purpose of increasing the number of authorized shares of Common Stock from 20 million shares to 50 million shares. There were 8,927,099 votes cast in favor of the proposal, 2,423,650 votes cast in opposition, 6,500 votes withheld and 446,062 broker non-votes.

            3. Our shareholders also considered a proposal to amend the Merit Medical Systems, Inc. 1999 Omnibus Stock Incentive Plan (the "Incentive Plan"), to increase the number of shares available under the Incentive Plan from 2,500,000 shares of Common Stock to 4,500,000 shares of Common Stock. There were 4,090,268 votes cast in favor of the proposal, 5,012,687 votes cast in opposition, 13,493 votes withheld and 2,686,863 broker non-votes.

            4. Our shareholders also considered a proposal to ratify the appointment by our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2003. There were 11,348,308 votes cast in favor, 320,779 votes cast against, 4,781 votes withheld, and 129,443 broker non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits -

                  Exhibit No.                 Description
                  3.1                         Articles of Amendment to the Articles of Incorporation
                                              as filed with the Utah Division of Corporations and
                                              Commercial Code on May 22, 2003
                  10.1                        Amendment to the Merit Medical Systems, Inc. 1999
                                              Omnibus Stock Incentive Plan, dated December 7, 2002
                  31.1                        Certification of Principal Executive Officer
                  31.2                        Certification of Principal Financial Officer
                  32.1                        Certification of Principal Executive Officer
                  32.2                        Certification of Principal Financial Officer

                  (b) The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2003:


                  Form 8-K                    Date of Event               Description
                  --------                    -------------               -----------

                  Item 7 & 9                  4/23/2003                   1st quarter - 2003 results


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
----------------------------------------------
REGISTRANT





Date:     August 8, 2003                   /s/: FRED P. LAMPROPOULOS
       ---------------------        -------------------------------------------
                                          FRED P. LAMPROPOULOS
                                          PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER





Date:     August 8, 2003                  /s/: KENT W.
       -----------------------      -------------------------------------------
                                         KENT W. STANGER
                                         SECRETARY AND CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 3.1
                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                           MERIT MEDICAL SYSTEMS, INC.

                                  May 22, 2003

                  In accordance with Section 16-10a-1006 of the Utah Revised Business Corporation Act (the "Act"), MERIT MEDICAL SYSTEMS, INC., a Utah corporation (the "Corporation"), hereby declares and certifies as follows:

                  1. The name of the Corporation is MERIT MEDICAL SYSTEMS, INC.

                  2. The first full paragraph of Article IV of the Articles of Incorporation of the Corporation, as amended to date, shall be amended and replaced in its entirety as follows (the "Amendment"):

                  The total number of shares of capital stock which the corporation shall have the authority to issue is fifty-five million (55,000,000), of which five million (5,000,000) shall be shares of preferred stock, no par value (hereinafter called "Preferred Stock") and fifty million (50,000,000) shall be shares of common stock, no par value (hereinafter called "Common Stock").

                  3.  The   Amendment   does  not  provide   for  an   exchange,
reclassification, or cancellation of issued shares.

                  4. The Amendment was adopted as of May 22, 2003 in accordance with the provisions of the Act.

                  5. The designation, number of outstanding shares, number of votes entitled to be cast, number of shares indisputably representing at the meeting at which the Amendment was considered, and the total number of votes cast for, and against, the Amendment by the sole voting group entitled to vote on the Amendment were as follows:

================================================ ======================= ======================= =========================
 Designation, Number of Outstanding Shares and      Number of Votes                                Number of Votes Cast
                Number of Votes                       Indisputably                                Against the Amendment
   Entitled to be Cast by Sole Voting Group        Represented at the     Number of Votes Cast      or Abstaining From
       Entitled to Vote on the Amendment                Meeting            For the Amendment              Voting
------------------------------------------------ ----------------------- ----------------------- -------------------------
       14,152,794 shares of Common Stock               11,803,311              8,927,099                2,430,150
================================================ ======================= ======================= =========================

                  The number of votes cast for the Amendment was sufficient for approval.
                  IN WITNESS WHEREOF, these Articles of Amendment have been executed by the Corporation as of the date first written above.

                                         MERIT MEDICAL SYSTEMS, INC.,
                                         a Utah corporation

                                         By:  /s/ Rashelle Perry
                                             -------------------------------
                                         Its:  General Counsel
                                                  VP of Legal
                                                  Chief Legal Officer

                                 MAILING ADDRESS
                                 ---------------

         If, upon completion of filing of the above Articles of Amendment, the Utah Division of Corporations and Commercial Code elects to send a copy of the Articles of Amendment to the Corporation by mail, the address to which the copy should be mailed is:

                           Merit Medical Systems, Inc.
                               1600 Merit Parkway
                            South Jordan, Utah 84095
                              Attn: Kent W. Stanger

                                                                EXHIBIT 10.1
                                                                ------------


                  AMENDMENT TO THE MERIT MEDICAL SYSTEMS, INC.
                        1999 OMNIBUS STOCK INCENTIVE PLAN


         This Amendment to the Merit Medical Systems, Inc. 1999 Omnibus Stock Incentive Plan (the "Plan") is adopted as of the 7th day December, 2002, by Merit Medical Systems, Inc. (the "Company").

                                    RECITALS

         1. In 1999, the Company adopted the Plan for the purpose of providing options and other equity-based long term incentives to its executives, employees and non-employee directors.

         2. The Company, has reserved the right to amend the Plan at any time and from time to time through duly adopted Board action.

         3. It is necessary and desirable to amend the Plan in certain respects.

         NOW, THEREFORE, the Plan is hereby amended effective as of the date first set forth above as follows:

         1. The fourth sentence of Section 7(c)(3) of the Plan is hereby amended to read as follows:

                  Payment for shares of Common Stock purchased upon the exercise of an Option shall be made on the effective date of such exercise by one or a combination of the following means: (i) in cash, by certified check, bank cashier's check or wire transfer; (ii) if approved by the Committee, by delivering a properly executed exercise notice to the Company together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the full amount of the Purchase Price, (iii) if approved by the Committee, by delivering shares of Common Stock owned by the Participant for more than six months with appropriate stock powers, or
         (iv) any combination of the foregoing forms approved by the Committee.

         2. Clause (i) of Section 7(e)(1) of the Plan is amended to delete the phrase "ninety (90) days after such termination," and to insert the phrase "three (3) months after such termination (or such other period as the Company designates in the Award Agreement), . . ."

         3. Section 7(f) of the Plan is amended to read as follows:

                  Upon the occurrence of a Change in Control, each Option then outstanding under the Plan shall become exercisable in full and, except as provided below or in the otherwise applicable Award Agreement, shall continue to be exercisable until its otherwise applicable expiration date. Notwithstanding the foregoing, to the extent provided in any shareholder-approved agreement or plan providing for or relating to the Change in Control transaction ("Change in Control Agreement"), all outstanding Options on a Change in Control shall be converted into options of the acquiring entity, assumed by the acquiring entity, cashed out and/or otherwise disposed of in the manner specified in the Change in Control Agreement; provided that any such cash-out, conversion, assumption or other disposition shall not deprive the
         Option holder of the inherent intrinsic value of the Options immediately prior to the Change in Control, measured solely by the excess of the Fair Market Value of the underlying Option shares immediately prior to the Change in Control over the Option exercise price. In the absence of such governing provisions in a Change in a Control Agreement, the Committee in its sole discretion and on a case by case basis may elect to cash out and terminate any Option in exchange for a lump sum cash payment, shares of the acquiring company or a combination thereof having a fair market value equal to the excess, if any, of the Fair Market Value of the underlying Option shares immediately prior to the Change in Control over the Option exercise price. In the case of any outstanding Option as to which the exercise price equals or exceeds the Fair Market Value of the underlying Option shares immediately prior to the Change in Control, the Committee may cash out and terminate the Option effective on the date of the Change in Control without any payment or other consideration to the Option holder.


         4. Except as provided above, the Plan is hereby continued and ratified in all respects.

         IN TESTIMONY WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officer this 7day of December, 2002.

                                              MERIT MEDICAL SYSTEMS, INC.

                                              By:  /s/ Rashelle Perry
                                              Its:  General Counsel
                                                       VP of Legal
                                                       Chief Legal Officer