Form 10-Q
period 2003-09-30
MERIT MEDICAL SYSTEMS INC
filed 2003-11-13
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                         Commission File Number 0-18592


                           MERIT MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Utah                                             87-0447695
--------------------------------                     ---------------------------
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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock                                              19,311,127
 --------------                                  -------------------------------
 TITLE OR CLASS                                  Number of Shares Outstanding at
                                                       November 13, 2003


MERIT MEDICAL SYSTEMS, INC.

                               INDEX TO FORM 10-Q
                               ------------------



PART I.     FINANCIAL INFORMATION                                                        PAGE
                                                                                         ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2003
            and December 31, 2002 .........................................................1

            Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002..............................................3

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2003 and 2002..............................................4

            Notes to Consolidated Financial Statements.....................................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................8

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................13

   Item 4.  Controls and Procedures.......................................................14


PART II.    OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K.............................................14

SIGNATURES................................................................................15

CERTIFICATIONS............................................................................16

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


                                                                 September 30,   December 31,
ASSETS                                                               2003            2002
------                                                           ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                        $ 26,322,717    $  9,683,578
Short-term investments                                                503,038         217,451
Trade receivables - net                                            16,881,910      15,247,892
Other receivables                                                      42,857       1,209,804
Employee and related party receivables                                168,463         299,751
Inventories                                                        20,019,013      18,699,217
Prepaid expenses and other assets                                     904,390         667,151
Deferred income tax assets                                            153,150         143,265
                                                                 ------------    ------------

Total current assets                                               64,995,538      46,168,109
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                                                2,740,394       2,034,522
Building                                                            5,120,410       5,118,683
Automobiles                                                            87,536          87,536
Manufacturing equipment                                            27,150,529      25,577,837
Furniture and fixtures                                             11,631,401      10,823,852
Leasehold improvements                                              4,573,150       4,345,620
Construction-in-progress                                            5,718,587       3,008,734
                                                                 ------------    ------------
Total                                                              57,022,007      50,996,784
Less accumulated depreciation
  and amortization                                                (28,785,421)    (25,584,648)
                                                                 ------------    ------------
Property and equipment - net                                       28,236,586      25,412,136
                                                                 ------------    ------------

OTHER ASSETS:
Intangible assets - net                                             1,824,403       1,927,160
Goodwill - net                                                      4,764,596       4,764,596
Deposits                                                               32,163          33,213
                                                                 ------------    ------------
Total other assets                                                  6,621,162       6,724,969
                                                                 ------------    ------------

TOTAL ASSETS                                                     $ 99,853,286    $ 78,305,214
                                                                 ============    ============




Continued on Page 2
See Notes to Consolidated Financial Statements

MERIT MEDICAL SYSTEMS, INC.

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September  30,   December 31,
                                                                   2003             2002
                                                               --------------  -------------

CURRENT LIABILITIES:
Current portion of long-term debt                              $     87,431    $    400,182
Trade payables                                                    5,705,358       4,121,577
Accrued expenses                                                  9,210,768       6,618,407
Advances from employees                                             191,093         161,529
Income taxes payable                                              1,209,951         284,148
                                                               ------------    ------------
Total current liabilities                                        16,404,601      11,585,843

DEFERRED INCOME TAX LIABILITIES                                   2,487,147       2,443,156

LONG-TERM DEBT                                                        --             16,693

DEFERRED CREDITS                                                    672,692         860,931
                                                               ------------    ------------

Total liabilities                                                19,564,440      14,906,623
                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
Preferred stock-5,000,000 shares authorized;
  no shares issued Common stock - no par  value;
  50,000,000  and  20,000,000  shares  authorized,
  respectively 19,266,455 and 18,485,403 shares issued
  at September 30, 2003 and December 31, 2002, respectively      34,492,315      30,265,963

Retained earnings                                                46,272,713      33,663,083
Accumulated other comprehensive loss                               (476,182)       (530,455)
                                                               ------------    ------------
Total stockholder's equity                                       80,288,846      63,398,591
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 99,853,286    $ 78,305,214
                                                               ============    ============





See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002 (Unaudited)
--------------------------------------------------------------------------------


                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                        ------------------------------    ------------------------------
                                             2003             2002             2003             2002
                                        -------------    -------------    -------------    -------------
NET SALES                               $  34,506,889    $  29,341,129    $ 100,825,767    $  86,802,667

COST OF SALES                              18,529,448       16,784,463       56,396,216       51,061,143
                                        -------------    -------------    -------------    -------------

GROSS PROFIT                               15,977,441       12,556,666       44,429,551       35,741,524
                                        -------------    -------------    -------------    -------------

OPERATING EXPENSES:
  Selling, general and administrative       7,766,160        6,965,367       22,606,684       20,654,795
  Research and development                  1,126,960          967,248        3,421,853        2,875,416
                                        -------------    -------------    -------------    -------------

Total operating expenses                    8,893,120        7,932,615       26,028,537       23,530,211
                                        -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                      7,084,321        4,624,051       18,401,014       12,211,313
                                        -------------    -------------    -------------    -------------

OTHER  (INCOME)  EXPENSE:
  Other (income) expense                     (124,873)         (10,764)        (268,670)          75,696
  Litigation settlement                          --               --           (475,000)            --
  Gains on sale of land                          --               --           (507,928)            --
                                        -------------    -------------    -------------    -------------
Total other (income) expense                 (124,873)          10,764       (1,251,598)          75,696
                                        -------------    -------------    -------------    -------------


INCOME BEFORE INCOME TAXES                  7,209,194        4,634,815       19,652,612       12,135,617

INCOME TAX EXPENSE                          2,557,307        1,509,412        7,042,982        3,981,493
                                        -------------    -------------    -------------    -------------

NET INCOME                              $   4,651,887    $   3,125,403    $  12,609,630        8,154,124
                                        =============    =============    =============    =============

EARNINGS PER COMMON SHARE:
   Basic                                $         .24    $         .17    $         .67    $         .45
                                        =============    =============    =============    =============



   Diluted                              $         .23    $         .16    $         .63    $         .42
                                        =============    =============    =============    =============



AVERAGE COMMON SHARES:
   Basic                                   19,137,692       18,272,080       18,939,243       18,069,404
                                        =============    =============    =============    =============


   Diluted                                 20,429,190       19,753,535       20,128,926       19,544,367
                                        =============    =============    =============    =============





See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002   (Unaudited)
--------------------------------------------------------------------------------

                                                           September 30,   September 30,
                                                               2003            2002
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $12,609,630     $8,154,124
                                                            -----------    -----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                3,360,963      3,380,893
 Bad debt expense                                               232,191        190,837
 (Gains) losses on sales and abandonment of
  property and equipment                                       (508,100)           543
 Amortization of deferred credits                              (119,795)      (117,507)
 Abandonment of certain patents and trademarks                   10,113        198,511
 Deferred income taxes                                           34,106        171,851
 Tax benefit attributable to appreciation of common stock
  options exercised                                           2,666,469      1,926,121
Changes in operating assets and liabilities net of
 effects from acquisitions:
 Short-term investments                                        (285,587)       (35,860)
 Trade receivables                                           (1,866,209)       335,414
 Other receivables                                            1,166,947
 Employee and related party receivables                         131,288         86,956
 Irish Development Agency grant receivable                         --          153,813
 Inventories                                                 (1,319,796)       664,266
 Prepaid expenses and other assets                             (237,239)      (156,524)
 Deposits                                                         1,050           (480)
 Trade payables                                               1,583,781        (71,433)
 Accrued expenses                                             2,514,158      2,142,630
 Advances from employees                                         29,564         25,968
 Income taxes payable                                           925,803        394,691
                                                            -----------    -----------
Total adjustments                                             8,319,707      9,290,690
                                                            -----------    -----------

Net cash provided by operating activities                    20,929,337     17,444,814
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
 Property and equipment                                    (6,130,356)    (6,581,837)
 Intangible assets                                            (14,322)          --
Proceeds from the sale of property and equipment                569,768          2,498
                                                            -----------    -----------
Net cash used in investing activities                        (5,574,910)    (6,579,339)
                                                            -----------    -----------




Continued on page 5
See Notes to Consolidated Financial Statements


MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002    (Unaudited)
---------------------------------------------------------------------------------



                                                            September 30,   September 30,
                                                                2003             2002
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         1,559,883         903,295
Principal payments on long-term debt                            (329,444)     (5,781,407)
                                                            ------------    ------------
Net cash provided by (used in) financing activities            1,230,439      (4,878,112)
                                                            ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                                  54,273          91,605
                                                            ------------    ------------

NET INCREASE IN CASH                                          16,639,139       6,078,968

CASH AT BEGINNING OF PERIOD                                    9,683,578         341,690
                                                            ------------    ------------

CASH AND AT END OF PERIOD                                   $ 26,322,717    $  6,420,658
                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest (including capitalized interest
    of $0 and $17,282, respectively)                        $     19,616    $    103,578
                                                            ============    ============
   Income taxes                                             $  2,754,257    $  1,488,830
                                                            ============    ============







See Notes to Consolidated Financial Statement

MERIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation. The interim financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine months ended September 30, 2003 and 2002 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, except for the true-up of deferred tax balances, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2003, and the results of our operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full-year period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                   Three Months Ended September  30,    Nine Months Ended September 30,
                                   ---------------------------------    -------------------------------
                                         2003            2002               2003              2002
                                   ---------------   ---------------    --------------   --------------

              Net income:
     As reported                     $   4,651,887   $   3,125,403      $   12,609,630   $   8,154,124
     Pro forma                           4,228,658       2,830,572          10,984,407       6,991,100

Net income per common share:
     Basic:
    As reported                               $.24       $     .17                $.67           $.45
    Pro forma                                  .22             .15                 .58            .39

     Diluted:
       As reported                             .23             .16                 .63            .42
       Pro forma                               .21             .14                 .55            .36





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

2. Inventories. Inventories at September 30, 2003 and December 31, 2002 consisted of the following:

                                               September 30,   December 31,
                                                   2003            2002
                                               ------------    ------------
         Raw materials                         $  8,879,871    $ 10,223,180
         Work-in-process                          4,421,757       2,343,500
         Finished goods                           9,739,459       8,900,959
         Less reserve for obsolete inventory     (3,022,074)     (2,768,422)
                                               ------------    ------------
         Total                                 $ 20,019,013    $ 18,699,217
                                               ============    ============

MERIT MEDICAL SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
---------------------------------------------------------------------

3. Reporting Comprehensive Income. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consisted of net income and foreign currency translation adjustments. As of September 30, 2003 and December 31, 2002, the cumulative effect of such adjustments reduced stockholders' equity by $476,182 and $530,455, respectively. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 has been computed as follows:

                                   Three Months Ended           Nine Months Ended
                                      September 30,                September 30
                               --------------------------   -------------------------
                                   2003          2002          2003           2002
                               -----------    -----------   -----------   -----------
Net income                     $ 4,651,887    $ 3,125,403   $12,609,630   $ 8,154,124
Foreign currency translation       (12,291)         1,544        54,273        91,605
                               -----------    -----------   -----------   -----------

Comprehensive income           $ 4,639,596    $ 3,126,947   $12,663,903   $ 8,245,729
                               ===========    ===========   ===========   ===========


4. Recently Issued Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which require the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the initial recognition and measurement provisions in FIN 45, effective January 1, 2003. As of September 30, 2003, there were no guarantees required to be disclosed or recorded in the financial statements under FIN 45.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. The Company adopted FIN 46 in the third quarter of 2003. The adoption of FIN 46 did not impact at all our consolidated earnings, financial position, or cash flows.

5. Stock Splits. On July 31, 2003, the Company's Board of Directors approved a four-for-three forward stock split of the Company's outstanding shares of common stock, which was effective August 15, 2003, for shareholders of record as of August 11, 2003. All earnings per share and share data have been adjusted to reflect this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements in this Report other than statements of historical fact, are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans or objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in health care markets related to health care reform initiatives and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the "SEC"). All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under "Factors That May Affect Future Results" beginning on page 10.

Overview

During the three months ended September 30, 2003, we experienced the best quarterly earnings performance in our history. We reported net income of $4.7 million, or $.23 per share, on revenues of $34.5 million, for the three months ended September 30, 2003. For the comparable period of 2002, we reported net income of $3.1 million, or $.16 per share, on revenues of $29.3 million. For the nine months ended September 30, 2003, net income was $12.6 million, or $.63 per share, on revenues of $100.8 million, compared to net income for the nine months ended September 30, 2002 of $8.2 million, or $.42 per share, on revenues of $86.8 million.

The rise in net income for the three and nine months ended September 30, 2003, was favorably affected by increased sales, higher gross margins and lower selling, general and administrative expenses as a percentage of sales, when compared to comparable periods in 2002.

Inventory turns improved during the twelve months preceding September 30, 2003 to 3.64 times per year from 3.17 times per year for the twelve months preceding September 30, 2002. The improvement contributed to lower inventory carrying costs for the three months ended September 30, 2003. Our cash flow from operations was strong at $20.9 million for the first nine months of 2003, compared to $17.4 million for the same period of 2002. Our cash position was $26.3 million at September 30, 2003, compared to $6.4 million at September 30, 2002.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine month periods ended September 30, 2003 and 2002:

                                                  Three Months           Nine Months
                                              Ended  September 30,   Ended  September 30,
                                              --------------------   --------------------
                                                2003         2002       2003        2002
                                              -------      -------   -------     -------
Sales                                          100.0%       100.0%    100.0%      100.0%
Gross profit                                      6.3        42.8      44.1        41.2
Selling, general and administrative expenses     22.5        23.7      22.4        23.8
Research and development expenses                 3.3         3.3       3.4         3.3
Income from operations                           20.5        15.8      18.3        14.1
Other (income) expense                            (.4)        (.04)    (1.2)         .1
Net income                                       13.5        10.7      12.5         9.4

Sales. Sales for the three months ended September 30, 2003 increased by 18%, or $5.2 million, compared to the same period of 2002. All product categories of our business contributed to our sales growth during third quarter of 2003: custom kit sales rose 21%, stand alone device sales grew by 21%, inflation device sales rose 15% and catheter sales rose by 8%. For the nine month period ended September 30, 2003 compared to the same period in 2002, stand alone device sales grew by 20%, inflation devices sales grew by 16%; custom kit sales rose 16%; and catheter sales increased 6%. Growth in sales for the three and nine months ended September 30, 2003, when compared to the same periods in 2002, benefited from procedural growth, increase in our market share, OEM product sales and group purchasing contracts. The increase in the exchange rate between the Euro and the U.S. Dollar increased sales by 1.2% and 1.8%, respectively, for the three and nine months ended September 30, 2003, when compared to prior periods for 2002.

Gross Profit. For the three months ended September 30, 2003, gross margin as a percentage of sales was 46.3%, compared to 42.8% for the same period in 2002. For the nine months ended September 30, 2003, gross margin was 44.1%, as compared to 41.2% for the same period in 2002. Gross profit improvement for both the three and nine months ended September 30, 2003 was due primarily to an increase in efficiency and productivity gains achieved by the operations group. These productivity gains included increases in finished goods inventories of $2 million from June 30, 2003 through September 30, 2003. The Company does not anticipate similar increases in finished goods inventories for future periods. Gross profit was also favorably impacted during the three and nine months ended September 30, 2003 from an increase in the exchange rate of the Euro against the U.S. Dollar when compared to the same periods of 2002, resulting in an increase in gross profit of 1.2% and 1.7%, respectively, for both the three and nine-month periods ended September 30, 2003.

Operating Expenses. Operating expenses decreased as a percentage of sales to 25.8% for the three months ended September 30, 2003, compared to 27.0% for the same period of 2002. For the nine months ended September 30, 2003, operating expenses decreased as a percentage of sales to 25.8%, compared to 27.1% for the same period in 2002. Selling, general and administrative expenses decreased as a percentage of sales to 22.5% and 22.4% for three and nine months ended September 30, 2003, respectively, compared to 23.7% and 23.8%, respectively, for the same period of 2002. The decrease in operating expenses as a percentage of sales during the three and nine months ended September 30, 2003 was due primarily to our increased revenues. Research and development expenses were 3.3% of sales during the three months ended June 30, 2003 and 2002. For the nine months ended September 30, 2003, research and development expenditures were 3.4% of sales, compared to 3.3% for the same period 2002.

Other (Income) Expense. Other income for the three months ended September 30, 2003 was $124,873, compared to $10,764 for the same period in 2002. The generation of other income during the third quarter of 2003 was primarily due to an increase in interest income from the Company's strong cash position, when compared to the comparable period in 2002. For the nine months ended September 30, 2003, other income was $1.3 million, compared to other expense of $75,696 for the same period in 2002. The generation of other income during the first nine months of 2003 was principally the result of a gain from the settlement of a legal dispute of $475,000 and a gain on sale of land adjacent to our South Jordan, Utah facility of $507,928. Other income for the nine months ended September 30, 2003 was also affected by an increase in interest income of $209,065 and a decrease in interest expense of $66,283, when compared to the same period in 2002.

Income Taxes. The effective tax rate for the three months ended Septmeber 30, 2003 was 35.5% compared to 32.6% for 2002. For the nine months ended September 30, 2003, the effective tax rate was 35.8%, compared to 32.8% for 2002. The increase in the effective tax rate for the three and nine months ended September 30, 2003, as compared to the same periods of the prior year, was principally the result of an increase in the incremental corporate tax rate of 3% on taxable income from $15 million to $18.3 million and a dilution of the impact of our Extra Territorial Income Exclusion and research and development tax credits on higher income before tax expense. Also, taxable income from our Galway, Ireland operations, which is taxed at a lower rate than U.S. operations, was lower in the three and nine months ended September 30, 2003 compared to the 2002 comparable periods, which helped contribute to our increased effective tax rate for these periods.

Income. During the three months ended September 30, 2003, we reported income from operations of $7.1 million, an increase of 53%, compared to income from operations of $4.6 million for the comparable period in 2002. Operating income for the first nine months of 2003 was $18.4 million, compared to $12.2 million for the first nine months of 2002, an increase of 51%. The increase in income from operations for the three and nine months ended September 30, 2003, was attributable primarily to increased sales, higher gross margins, and lower selling, general and administrative expenses as a percentage of sales. These factors also contributed to our net income of $4.7 million for the three months ended September 30, 2003, compared to net income of $3.1 million for the same period of 2002, and net income for the nine months ended September 30, 2003 was $12.6 million, compared to $8.2 million for the nine months of 2002.

Liquidity and Capital Resources.

At September 30, 2003, our working capital was $48.6 million, which represented a current ratio of 4.0 to 1. Our cash balance at September 30, 2003 was $26.3 million. Historically, we have incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. During the next 15 months, substantial funds will be needed to construct additional facilities in Galway, Ireland and South Jordan, Utah. Construction of these facilities is needed to expand our manufacturing capacity to meet current and future demand of the Company's products. The construction of the facilities in South Jordan, Utah will also be used to consolidate our Murray, Utah facility and our Merit Sensor System, Inc. wafer fab facility from Santa Clara, California to South Jordan, Utah. We currently expect to spend approximately $21 million dollars to build these facilities. It is anticipated that an additional $4 million, in excess of the Company's current annual capital expenditures, will be spent on a finished goods handling system and other production equipment for these new facilities. Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity and cash secured from loans on equipment and bank lines of credit. Management believes that Merit's present sources of liquidity and capital are adequate for our current operations.

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

Inventory Obsolescence Reserve. We write down our inventory for estimated obsolescence for unmarketable and/or slow-moving products that may expire prior to being sold. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. Our obsolescence reserve was $3 million on September 30, 2003.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon historical experience and a review of individual customer balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our bad debt reserve was $744,911 at September 30, 2003, which is generally consistent with our historical experience with collection of receivables.

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

A significant portion of our revenues are derived from a few products and procedures. A significant portion of our revenues are attributable to sales of our inflation devices. During the year ended December 31, 2002, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of our total revenues. During the three and nine months ended September 30, 2003, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 31.8% and 32.7%, respectively, of our total revenues. Any material decline in market demand for our inflation devices could have an adverse effect on our business and financial condition.

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

Fluctuations in Euro exchange rates may negatively impact our financial results. Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on our margins and financial results. For example, for the year ended December 31, 2000, the exchange rate between the Euro and the U.
S. Dollar dropped by approximately 13.2%, resulting in a reduction in our gross revenues of $1,076,695 and approximately 1.2% in gross profit. For the year ended December 31, 2001, the exchange rate between the Euro and the U. S. Dollar resulted in a reduction of our gross revenues of $467,283 and approximately 0.4% in gross profit. However, for the year ended December 31, 2002, the exchange rate resulted in an increase of gross revenues of $497,644 and approximately 0.4% in gross profit. For the three and nine months ended September 30, 2003, the exchange rate resulted in an increase of gross revenues of $406,315 and $1.8 million, respectively, and approximately 1.2% and 1.7%, respectively, of an increase in gross profit.

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

We are dependent upon key personnel Our continued success is dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer. Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and we do not maintain key man life insurance with his life. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect our business and operations. Our success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. A portion of our revenues during the three months ended September 30, 2003 ($3.3 million, representing approximately 9.5% of aggregate revenues) came from sales that were denominated in Euros. Certain of our expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate. As a result of our Euro-denominated revenues and expenses, in a year in which our Euro-denominated revenues exceed our Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U. S. Dollar. For example, in 2000, a 13.2% drop in the value of the Euro in relation to the U.S. Dollar led to reduced revenues and gross profit of $1.1 million. By contrast, in 2002, an increase in the value of the Euro relative to the U.S. Dollar led to increased revenue and gross profit of approximately $500,000.

At September 30, 2003, we had a net exchange rate exposure (representing the difference between Euro-denominated receivables and Euro-denominated payables) of approximately $2.6 million. In order to partially offset such risk, on August 29, 2003, we entered into a 30-day Euro hedge contract. We enter into similar hedging transactions at various times during the year in an effort to partially offset exchange rate risks we bear throughout the year. We do not purchase or hold derivative financial instruments for speculative or trading purposes. This economic hedge does not qualify for hedge accounting. During the three and nine months ended September 30, 2003, we experienced a net gain of $11,074 and a net loss of $50,071, respectively, on hedging transactions we executed during the three and nine months ended September 30, 2003 in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate.

As of September 30, 2003, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.


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


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits   -  None

           Exhibit No.            Description
           -----------            -----------

           31.1                   Certification of Principal Executive Officer
           31.2                   Certification of Principal Financial Officer
           32.1                   Certification of Principal Executive Officer
           32.2                   Certification of Principal Financial Officer

           (b) The following Current Reports on Form 8-K were filed during the quarter ended September 30, 2003:

                 Form 8-K          Date of Event      Description
                 --------          -------------      -----------

                 Item 7 & 9        7/23/2003          2nd quarter - 2003 results

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIT MEDICAL SYSTEMS, INC.
REGISTRANT


Date:     November 13, 2003            /s/: FRED P. LAMPROPOULOS
       ------------------------       ------------------------------------------

                                      FRED P. LAMPROPOULOS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



Date:     November 13, 2003           /s/: KENT W. STANGER
       --------------------------     ------------------------------------------

                                      KENT W. STANGER
                                      SECRETARY AND CHIEF FINANCIAL OFFICER