Form 10-K
period 2003-12-31
MERIT MEDICAL SYSTEMS INC
filed 2004-03-15
CIK 856982

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           MERIT MEDICAL SYSTEMS, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Utah                         0-18592                    87-0447695
------------------          ----------------------       --------------------
(State or other             (Commission File No.)         (IRS Employer
  jurisdiction                                            Identification No.)
of incorporation)
                             1600 West Merit Parkway
                            South Jordan, Utah 84095
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in rule 12b-2 of the Act)   Yes  [X]    No [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, on June 30, 2003, which is the last day of the Registrant's most recently completed second fiscal quarter (based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2003), was approximately $263 million. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 10, 2004, the Registrant had 26,095,533 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the  following  document are  incorporated  by reference in
Part III of this Report: the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2004.


                                                     TABLE OF CONTENTS

PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
            GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
            PRODUCTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
            MARKETING AND SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
            CUSTOMERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
            RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
            MANUFACTURING . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
            COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
            PATENTS, PATENT APPLICATIONS, LICENSES, TRADEMARKS AND COPYRIGHTS . . . . . . . . . . .    11
            REGULATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
            EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
            AVAILABLE  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
            FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
            AND EXPORT SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
            FACTORS THAT MAY AFFECT FUTURE RESULTS. . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .    18

PART II.    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters
                and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . .    18

Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.  . . . . . . . . . . . . . .    26

Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .    27

Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

Item 9A.    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

PART III.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

Items 10, 11, 12, 13 and 15 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

PART IV.    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

Item 15.    Exhibits,  Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . .    51

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55

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

Item 1.  Business.

GENERAL

         Merit Medical Systems, Inc. (the "Company" or "Merit," "we," or "us") was formed in 1987 by a few members of its current management for the purpose of producing single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease. The Company's products are designed to provide physicians and other health care professionals with devices that enable them to perform interventional and diagnostic procedures safely and effectively. Initially, the Company's expertise in product design, proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share. The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor-based technologies to develop a line of angioplasty inflation products with electronic sensing and display features. These devices are now included in a group of sensor-based products designed to address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals. The Company has expanded its product offerings to include angiographic catheters, guide wires, needles, safety products, therapeutic infusion catheters and accessories, drainage catheters and accessories, and a number of line extensions to core products.

         The Company's strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology. Merit continues to increase market acceptance and penetration for both its existing and new products in the United States and in international markets. Longer term, the Company's strategy is to extend the application of its sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care. The Company's sales of stand-alone products in combination with custom kits have increased as additions have been made to the Company's product lines. In 2003, approximately 51% of the Company's sales were made directly to U. S. hospitals and approximately 24% of sales were made to custom packagers, distributors and original equipment manufacturers ("OEM") companies who also distribute to U. S. hospitals.
Approximately 25% of the Company's sales in 2003 were made in international markets.

         The Company was organized in July 1987 as a Utah corporation. In July 1994, the Company purchased a controlling interest in Merit Sensor Systems, Inc. (formerly Sentir, Inc.), a California-based manufacturer of silicon sensors, and during 1999, the Company purchased the remaining interest in Merit Sensor Systems, Inc. The Company also has established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct its international business. In January 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. ("UMI"). In August 1999, the Company purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc. ("Mallinckrodt"). Unless otherwise specified or evident from the context, references to the Company include its consolidated subsidiaries. The Company's principal offices are located in a manufacturing and office facility at 1600 West Merit Parkway, South Jordan, Utah 84095, and its telephone number is (801) 253-1600. See "Item 2. Properties."

PRODUCTS

         The Company's products have been designed and developed in response to the needs of customers and patients. These needs have been identified primarily through observation of procedures in cardiac catheterization and radiology laboratories, consultation with the Company's medical advisors and consultants and direct communication with customers. Since 1988, the Company has developed and introduced several product lines, including the following:

o   coronary  control  syringes  (CCS(TM),   Smart  Tip(TM)   Inject8(TM),   and
    Inject10(TM));

o inflation devices (IntelliSystem(R), Monarch(R), Basix(R), BasixCOMPAK(TM) including new 30-atmosphere versions), and monitors (IntelliSystem II);

o   specialty syringes (Medallion(R)and VacLok(R));

o high-pressure tubing and connectors (Excite(TM), flexible, braided, rigid, pvc, and Sherlock(TM));

o   waste   management   products  (Merit  Disposal   Depot(R),   Backstop(R)and
    ShortStop(R), Dugout(TM));

o disposable blood pressure transducer (Meritrans(R)), and pressure monitoring tubing;

o   disposable  hemostasis  valves  (MBA(TM),  Passage(R),   Access-9,(TM)Access
    Plus(TM), Double-Play(TM)) and guide wire torque devices;

o   manifolds and stopcocks (Marquis(R)series);

o   radial artery compression systems (Radstat(TM));

o contrast management systems (Miser(R)and In-Line(TM) Contrast Management System(TM), drip sets and spikes);

o angiography needles (Majestik(R) series, Majestik(R) Shielded Needle, and Merit A.S.K. Kits(TM));

o   drainage catheters and accessories (Resolve, One Step(R)and Percustay(R));

o   pericardiocentesis catheters and procedure trays;

o   thrombolytic   infusion   catheters   (Fountain(R)and    Mistique(TM))   and
    accessories (Squirt(R));

o   diagnostic   angiographic  pigtail  catheters,   diagnostic  cardiology  and
    radiology   catheters   (SofTouch(R)  and  Performa(R)),   and  marker  band
    catheters;

o   guide catheters (Trax(R));

o sheath introducers (DialEase(TM)), and vessel dilators, fixed and movable core;

o   diagnostic  guide  wires   (Inqwire(R)),   and  accessories   (Keep(TM)  and
    Ringmaster(TM)), and hydrophilic guide wires, (Merit H20(TM));

o   and pressure infusor bags.


These products are sold separately and many are sold in custom kits consisting primarily of selected combinations of products.

         The Company has not experienced any significant product liability claims; however, the sale and use of its products entail an inherent risk that product liability claims may be asserted against the Company. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

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

         The Company's IntelliSystem(R) inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an internal pressure transducer which connects to a monitor outside of the sterile field. The IntelliSystem(R) monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon. The Company believes that electronic sensing display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

         In 2003, Merit launched the patented IntelliSystem II(TM) color monitor, an advanced balloon inflation system. It gives physicians several highly desirable options, including a large touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show extremely subtle changes in pressure measurements. In addition, the readouts are available in four languages by touching the screen. Management believes that Merit is the only company with digital technology sensitive enough to show subtle changes in pressure.

         The Monarch(R) is a disposable inflation device which digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe. The small monitor does not offer the same display, storage or printing capabilities of the IntelliSystem(R) & IntelliSystem II(TM) but offers the convenience of portable, digital operation. In 2003, Merit launched a 30-atmosphere version of the Monarch(R) to provide clinicians with additional options.

         The Basix(R) and the BasixCOMPAK(TM) are disposable inflation syringes which incorporate a conventional analog pressure gauge mounted on the barrel of the inflation syringe. The Basix(R) more closely resembles devices marketed by the Company's competitors but includes the Company's proprietary design features and benefits. The Company believes that the Basix(R) and BasixCOMPAK(TM) represent a significant addition to its line of inflation devices and will contribute to increased sales where both clinical outcomes and price are a priority.

         Hemostasis Valves. The MBA(TM), Passage(R), AccessPlus(TM), and Double Play(TM), hemostasis valves are used in conjunction with the Company's inflation devices and as a component of the Company's angioplasty packs. These valves are made of polycarbonate plastic for clarity and include Sherlock(TM) connectors. The devices differ in size and function. The MBA(TM) features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve. The Access Plus(TM) and Access 9(TM) are large-bore configurations. The Double Play(TM) incorporates a double "Y" configuration for kissing-balloon techniques.

         Torque Device. The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility. The torque device typically is included as a component of the Company's angioplasty packs.

         Coronary Control Syringes. The Company's disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty and stent placement. (A stent is a device that is inserted into a vessel or passage to keep it open and prevent closure due to stricture or external pressure). Control syringes are molded from polycarbonate material, which is stronger than glass and other plastics used in the medical products industry. The Company offers different models and sizes of the control syringes with varying features, according to physician preference. These features include different configurations of syringe handles, plungers and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes, including a popular 8ml model, Inject8(TM) and the new, streamlined Inject10(TM). In response to customer requests, Merit launched latex-free control syringes.

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

         The 60ml VacLok(R) syringe is used to create negative pressure. There are many clinical applications for a negative pressure syringe, including abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.

         Large-Bore Stopcock(TM). The Large-Bore(TM) Stopcock is designed to facilitate movement of fluid. The large internal diameter (0.120") is designed for moving drainage fluid from the body. Like all Merit stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate handle.

         Marquis(TM) Series Stopcock. The Company's Marquis(TM) Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle. The Marquis(TM) Series Stopcock is used in connection with Sherlock(TM) connectors to provide improved connections during procedures.

         Manifolds. The administration of saline, imaging and contrast fluids and the management of blood-pressure monitoring, fluid injection and waste collection in angiography or angioplasty procedures are accomplished through a series of valves on a manifold which control the flow of various fluids. The Company has designed its own manifold consisting of one, two, three, four or five valves. When compared to manifolds sold by competitors, the Company believes its manifold offers greater ease of use, simplified identification of flow direction and leak-free operation under the pressures of manual or mechanical injection of fluids. The Merit Manifold is sold separately but is also a key component of the Company's custom kits.

         Percu-Stay(R) - Catheter Fixation Device. Percu-Stay(R) is a one piece catheter tube securing device and site dressing for percutaneous drainage sites. The product provides a comfortable, low-profile fixation device for catheters and tubes. The device is used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

         MDD600(TM). The Merit Drainage Depot(TM) is specifically designed to temporarily collect fluids. It incorporates a drainage spout for quick and easy fluid disposal, and an internal anti-reflux valve to help prevent fluid from backing up the line. The bag also comes packaged with an adjustable velcro strap that can be used to attach the device to the patient's waist or leg.

         High-Pressure Contrast Injection Line and Sherlock(TM) Connectors. During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into a patient's artery or vein. This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 pounds per square inch ("psi"), and requires tubing that can withstand these pressures. The Company offers high-pressure, braided and clear, specialty tubing with proprietary Sherlock(TM) connectors. Excite(TM) is a line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength. Sherlock(TM) connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breakage. The Company is currently offering specialty tubing that can handle pressures ranging from 500 to 1200 psi. The specialty tubing with Sherlock(TM) connectors is an important component of custom kits.

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

         Majestik(R) Shielded Angiography Needles. The Needlestick Safety and Prevention Act passed by the United States Congress in November 2000 requires healthcare employers to document their exposure control plan and evaluate safety-engineered products to protect clinicians. In 2002, Merit launched a new line of shielded, 18-gauge angiography introducer needles that meet the requirements of the law. Merit's management believes the Majestik(R) shielded needle is one of the first safety-engineered devices designed to promote safer needles in cardiology and radiology. Access Safety Kits (A.S.K. Merit) were launched in early 2003 and include protected scalpels and needles used for vascular access.

         Fountain(R) and Mistique(TM) Infusion Catheters. Vascular occlusion is a common anomaly that affects millions of patients each year. Both the Fountain(R) and the Mistique(TM) catheters deliver therapeutic solutions to dissolve thrombolytic occlusions (blood clots) in peripheral arteries, hemodialysis grafts and deep veins. The Fountain catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes. The Mistique(TM) is designed to be used over standard 0.035 or 0.038 guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

         Squirt(R) Fluid Dispensing System. The Squirt(R) fluid dispensing system is a unique and proprietary product designed specifically for therapeutic infusion for controlled, accurate and consistent fluid delivery. Some Fountain catheter configurations contain a Squirt(R) packaged with them.

         InQwire(R) Diagnostic Guide Wires. Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil. The technology needed to produce these wires is considerable, and Merit utilizes its guide wire center of excellence in Ireland to manufacture the InQwire Diagnostic Guide Wire. Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient's heart artery or other area of the body. In late 2003, Merit launched a line of hydrophilic guide wires (H20).

         RingMaster(TM). The RingMaster(TM) guide wire basin allows clinicians to conveniently store guide wires to maintain sterility and organization. It separates wires for quick selection, uses less table space than conventional basins because it's stackable, and it helps keep wires hydrated throughout the procedure.

         Vessel Dilators. Dilators are used to dilate puncture sites. They are commonly used in radiology and cardiology over a 0.035" or 0.038" guide wire to dilate the site prior to placing sheaths and catheters in the femoral artery.

         DialEase(R) Introducer Sheath. The DialEase(R) Sheath is a short introducer ideally suited for dialysis graft intervention. It is commonly used in conjunction with the Fountain(R) and Mistique(TM) therapeutic infusion catheters to declot dialysis grafts.

         Angiography Pigtail Catheter. In 1997, Merit acquired new product lines and technologies from UMI, a small specialty medical manufacturing firm in the State of New York. At that time, the Company began marketing a new line of thin-wall, (Teflon(R)), high-flow, pigtail angiographic catheters designed for smaller patients.

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

         One-Step(TM) Centesis Catheter. The One Step(TM) Catheter is intended to be used for short-term centesis procedures. It incorporates a luer-locked introducer needle for secure, one-handed placement. The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement. The transition between the catheter and needle is smooth to facilitate insertion. In 2003, Merit launched a new line of safety kits including the One-Step centesis catheter.

         Resolve(TM) Universal Drainage Catheter with Non-Locking Pigtail. The Resolve(TM) Universal Drainage Catheter with non-locking pigtail is a standard drainage catheter designed to expand Merit's offering of drainage products.

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

         Pressure Infusor Bag. In 2001, Merit signed a distribution agreement for a line of Pressure Infusor Bags. These devices are used hospital-wide to apply pressure to a sealed bag of fluid, such as IV solutions or blood products. The pressure exerted is shown by a color-coded pressure gauge, and the device has a valve that releases pressure to prevent inadvertent over-pressurization. In 2003, Merit launched its own pressure infustor bags with a proprietary over-pressure relief valve.

         ShortStop(R). In 2000, Merit introduced the ShortStop(R), a small, temporary sharps container with an adhesive base that fits on the back table in a clinical lab. It is used for the temporary containment of needles, scalpels and other sharp tools to help prevent inadvertent clinician injury.

         Custom Kits. Custom kits allow physicians to obtain the medical devices and accessories they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and preassembled form. Custom kits also provide cost savings over purchasing single products and reduce hospitals' administrative costs associated with maintaining inventory of individual, sterile products.

         Universal Fluid Dispensing Syringe. In 1997, the Company received 510(k) approval from the U.S. Food and Drug Administration (the "FDA") for use of its digital inflation devices (IntelliSystem(R) and Monarch(R) products) for a wide range of additional clinical applications such as discography, esophageal dilatation, trigeminal nerve compression, and retinal detachment. Universal fluid dispensing syringes incorporate patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure. Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure. When used in other clinical applications such as discography, the IntelliSystem(R) accurately dispenses fluid while documenting and graphing pressures in the disc. The Company believes that electronic sensing display of such information is much more accurate and precise than the tactile feel of standard syringes and that of conventional analog gauges. The data is stored and may be displayed, retrieved, graphed and printed.

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

         Diagnostic Radiology Catheters. Radiology catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, legs, etc). Merit acquired a strong radiology catheter product portfolio from Mallinckrodt's Angleton Division in 1999.

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

         Guide Catheters. The Company's acquisition of the operating assets and product lines of Mallinckrodt's Angleton division in 1999 brought a line of high-quality guide catheters used in cardiology. Coronary angioplasty requires the use of a guiding catheter to place the balloon within the vasculature. The catheter is inserted through a sheath into the arterial system. Once in place, the guiding catheter acts as a conduit for the guide wire, the dilating balloon catheter, coronary stents and radiopaque dye that is used to provide fluoroscopic visualization during the procedure.

MARKETING AND SALES

         Target Market/Industry. Cardiovascular disease is the number-one health problem in the United States. According to American Heart Association estimates, nearly 60 million Americans, or approximately 25% of the population, have one or more types of heart disease. Cardiovascular disease accounts for an estimated one million deaths annually, more than 40% of the U.S. total. A majority of the Company's sales revenues are derived from products used in coronary angiography and angioplasty procedures designed to treat cardiovascular disease. The Company believes that transcatheter modalities (products and technologies utilizing heart catheterization procedures) such as balloons, bare metal and drug eluding stents, and defect repair currently represent the greatest potential to diagnose and treat the disease. The Company intends to build upon its existing market position in both catheter technology and accessory products to continue its sales growth.

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

         There are a large number of projects focused on improving the diagnosis of cardiovascular disease, solving the issue of restenosis and other less invasive alternatives to open-heart surgery. In recent years researchers have focused their interests on technologies and products that support the growth of transcatheter approaches to reducing the morbidity and mortality of cardiovascular disease, including drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy and transmyocardial revascularization. One area of specific interest to the Company is transradial catheterization which is the introduction of vascular catheters through the radial artery allowing for rapid ambulation which ultimately reduces total patient cost. The Company plans to continue to develop and launch innovative products to support these clinical trends.

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

         When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with the Company's business, and has a good potential financial return, a "project team" is chartered with individuals from the Company's marketing, engineering, manufacturing, legal and quality assurance departments. This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing, and prepares the product for market introduction. The Company believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

         U. S. Sales. The Company's direct sales force currently consists of a vice president of sales, an executive sales manager, five regional sales managers and 46 direct sales representatives located in major metropolitan areas throughout the United States. The Company's sales people are trained by personnel at the Company's facilities by a senior sales person in their respective territories, at regular national and regional sales meetings by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

         International Sales. Approximately 100 independent dealer organizations distribute the Company's products worldwide, including territories in Europe and Asia. Approximately 17 direct sales representatives presently sell the Company's products in Germany, France, the United Kingdom, Belgium, Netherlands, and Ireland. In 2003, the Company's international sales grew by 27% and accounted for approximately 25% of total sales. The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands. With the recent and planned additions to its product lines, the Company believes that its international sales will continue to increase.

         International dealers are required to inventory products and sell directly to customers within defined sales territories. Each of the Company's products must be approved for sale under the laws of the country in which it is sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

         OEM Sales. The Company currently has an OEM division that manufactures and sells molded components sub-assembled goods, and bulk non-sterile goods, which may be combined with other components and/or goods from other companies and then sold under a non-Merit label. Merit has both international and domestic OEM sales.


CUSTOMERS

         The Company serves hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management physicians), neurologists, technicians and nurses, all of whom influence the purchasing decision for Merit's products. Hospitals and acute care facilities in the United States purchase the Company's products through the Company's direct sales force, distributors, OEM relationships, custom packagers and packers who assemble and combine products in custom kits and packs. Outside the United States, customers (hospitals and acute care facilities) purchase through the Company's direct sales force, or in the absence of a sales force, purchase through independent distributors and OEM relationships.

           In 2003, approximately 51% of the Company sales were made directly to domestic hospitals, approximately 14% to custom tray manufacturers and domestic dealers, and approximately 25% to international markets. Sales to the Company's single largest customer, a packer, accounted for approximately 7% of total sales during the year ended December 31, 2003. Merit manufactures products for other medical device companies through its OEM program. During the year ended December 31, 2003, OEM sales represented approximately 12% of Merit's total revenue, which includes 2% purchased by international OEM companies.

RESEARCH AND DEVELOPMENT

         The Company believes that one of its historic strengths is its ability to quickly adapt its expertise and experience in injection molding and to apply its electronic and sensor technologies as well as its recently developed and acquired technologies of guide wires and catheters to a perceived need for a new product or product improvement. The Company's development efforts are presently focused on disposable, innovative single-patient or single-use items, which can be included in the Company's custom kits or sold separately. Longer-term projects include the use of sensor-based technologies in a variety of applications and additional inflation devices with added capacities and features. There is a new focus on interventional vascular access products, such as needles, guide wires, and catheters. Several of the Company's executive officers also devote a substantial portion of their time to research and development. Research and development expenses were $4,626,459, $4,007,622 and

$4,117,839 in 2003, 2002 and 2001, respectively. The Company did not conduct any customer-sponsored research and development during those periods. The Company anticipates that its research and development expenses will range between approximately 3% and 4% of net sales during the year ending December 31, 2004.

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

         Merit's variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, promote stability in its manufacturing process. Historically, Merit has not been materially affected by interruptions with such suppliers. Further, contingency plans are in place to engage back-up suppliers so that materials and components continue to be available.

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

           The Company's management believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the United States for control syringes, tubing and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the leader in the U.S. market for inflation devices and hemostasis accessories. The Company's management also believes that the recent and planned additions to the Merit product lines will enable Merit to compete more effectively in both U.S. and international markets. The Company's new IntelliSystem(R) II color monitor provides considerable improvements, including sensitivity, in Merit's existing, patented digital technology. Management believes the Company is the only provider of digital inflation technology in the world. There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or to compete successfully in the future.

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

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

         The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Merit has received 93 issued U.S. and foreign patents, and many more are pending. Two U.S. patents were issued in 1991 covering the mechanical aspects of the Company's angioplasty inflation devices which relate to the ability of the user to engage or release the syringe plunger while increasing or decreasing pressure, and two U.S. patents were obtained in 1992 and 1993 covering digital control aspects of the Company's IntelliSystem(R) inflation device and for displaying, storing and retrieving inflation data. The Company has obtained other patents covering each of its Monarch(R) and Basix(R) inflation devices and additional features of the IntelliSystem(R). Patents granted to the Company prior to 1995 expire 17 years after the date of grant, and patents granted to the Company after 1995 expire 20 years after the date of application.

          Corresponding patent applications covering the claims included in the Company's U.S. patents and patent applications have been initiated in several foreign countries. The Company deems its patents and patents pending to be materially important to its business but does not believe its business is dependent on securing such patents. Moreover, although certain of the Company's key patents will expire in 2008 and other patents will expire thereafter, the Company expects that related products will continue to be valuable, in part because of proprietary innovations made since the issue of the initial patent. The Company negotiated a license in 1992 with respect to patents concerning technology utilized in its IntelliSystem(R) and Monarch(R) inflation devices in consideration of a 5.75% ongoing royalty, not to exceed $450,000 annually. Royalties paid in each of 2003, 2002 and 2001 were $450,000.

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

REGULATION

         The development, testing, packaging, labeling and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated thereunder by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The Company employs a Vice President of regulatory affairs and a Vice President of quality systems who are responsible for compliance with all applicable FDA regulations. Although the Company believes it is currently in material compliance with these requirements, the Company's business could be adversely affected by a failure to comply with all applicable FDA and other government regulations presently existing or promulgated in the future.

         The FDA's Good Manufacturing Practices standards regulate the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products.

         New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval ("PMA") regulations promulgated by the FDA and similar regulatory authorities in foreign countries. New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality. Products needing PMA approval require extensive pre-clinical and clinical testing and approval by the FDA prior to marketing. Products subject to the Section 510(k) of the Federal Food Drug and Cosmetic Act require FDA clearance prior to marketing. To date, the Company's products have required only compliance with
Section 510(k). The Company's products are subject to foreign regulatory approvals before they may be marketed abroad. The Company places the "CE" mark on devices and products sold in Europe. The Company has received ISO 13485 certification for its South Jordan, and Murray, Utah facilities, and Angleton facilities. The Company has received ISO 9001 and EN46001 for its Galway, Ireland facility. The Company has also received ISO 9002 certification for its Merit Sensor Systems, Inc. facility in Santa Clara, California.

EMPLOYEES

         As of December 31, 2003, the Company employed 1,210 persons, including 917 in manufacturing, 116 in sales and marketing, 94 in engineering, and research and development, and 83 in administration.

         Many of the Company's present employees are highly skilled. The Company's failure or success will depend, in part, upon its ability to retain such employees. Management is of the opinion that an adequate supply of skilled employees is available. The Company has from time to time experienced rapid turnover among its entry-level assembly workers as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees. All Merit employees are bound by policies of confidentiality. None of the Company's employees is represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         For financial information relating to the Company's foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 9 to the Company's Consolidated Financial Statements included in this report.

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

The Company's products may be subject to recall or product liability claims.
--------------------------------------------------------------------------------
         Merit's products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If the Company's products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company's products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on the Company's business and financial condition.

         Substantially all of Merit's products are backed by a limited warranty for returns due to defects in quality and workmanship. Merit maintains a reserve for these future returned products, but the actual costs of such returns may significantly exceed the reserve, which could have a material adverse effect on the Company's financial condition.

Termination of relationships with the Company's suppliers, or failure of such suppliers to perform, could disrupt the Company's business.
--------------------------------------------------------------------------------
         Merit relies on raw materials, component parts, finished products, and services supplied by outside third parties in connection with its business. For example, substantially all of the Company's products are sterilized by two entities. In addition, some of the Company's products are manufactured or assembled by third parties. If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, the Company's ability to meet its obligations to its end customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company's business and financial condition.

The Company may be unable to compete in its markets, particularly if there is a significant change in relevant practices and technology.
--------------------------------------------------------------------------------
         The market for each of the Company's existing and potential products is highly competitive. The Company faces competition from several companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than does Merit. Such resources and market presence may enable the Company's competition to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

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

The Company may be unable to protect its proprietary technology or may infringe on the proprietary technology of others.
--------------------------------------------------------------------------------
      The Company's ability to remain competitive is dependent, in part, upon its ability to prevent other companies from using its proprietary technology incorporated into its products. The Company seeks to protect its technology through a combination of patents and trade secrets, as well as license, proprietary know-how and confidentiality agreements. The Company may be unable, however, to prevent others from using its proprietary information, or continue to use such information itself, for numerous reasons, including the following:

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

A significant adverse change in, or failure to comply with, governing regulations could adversely affect the Company's business.
--------------------------------------------------------------------------------
         Substantially all of the Company's products are "devices," as defined in the Federal Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of Merit's products is subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which Merit's products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA's Good Manufacturing Practices and similar requirements of foreign countries. Merit's business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company's business and financial condition.

A significant portion of the Company's revenues are derived from a few products and procedures.
--------------------------------------------------------------------------------
         A significant portion of the Company's revenues are attributable to sales of its inflation devices. During the year ended December 31, 2003, sales of the Company's inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of the Company's total revenues. Any material decline in market demand for the Company's inflation devices could have an adverse effect on the Company's business and financial condition.

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

The Company is subject to work stoppage, transportation and related risks.
--------------------------------------------------------------------------------
         Merit manufactures its products at various locations in the United States and in Ireland and sells its products throughout the United States, in Europe and in other parts of the world. The Company depends on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to the Company's various facilities and to move Merit products to customers, operating divisions and other subsidiaries located within and outside the United States. Merit's manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in the Company's manufacturing or transportation could materially adversely affect the Company's ability to meet customer demands or its operations generally.

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

Fluctuations in Euro exchange rates may negatively impact the Company's financial results.
--------------------------------------------------------------------------------
         Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on the Company's margins and financial results. For example, during 2003, the exchange rate between the Euro and the U.S. Dollar resulted in an increase of the Company's gross revenues of $2.4 million and 0.3% in gross profit.

         For the year ended December 31, 2003, approximately $13 million, or 9.6%, of Merit's sales were denominated in Euros. If the rate of exchange between the Euro and the U.S. Dollar declines, the Company may not be able to increase the prices it charges its European customers for products whose prices are denominated in Euros. Furthermore, the Company may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, as the rate of exchange between Euros and the U.S. Dollars declines, the Company's financial results may be negatively impacted.

The Company may be unable to successfully manage growth, particularly if accomplished through acquisitions.
--------------------------------------------------------------------------------
         Successful implementation of Merit's business strategy will require that the Company effectively manage any associated growth. To manage growth effectively, the Company's management will need to continue to implement changes in certain aspects of the Company's business, to enhance the Company's information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on the Company's management, financial, product design, marketing, distribution and other resources, and the Company could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on the Company's results of operations and financial condition.

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

The market price of the Company's Common Stock has been, and may continue to be, volatile.
--------------------------------------------------------------------------------
The market price of Merit's common stock (the "Common Stock") has been, and may continue to be, highly volatile for various reasons, including the following:

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

         o Any restatement of the Company's financial statements or any investigation into the Company by the SEC or another regulatory authority; and

         o A general decline, or rise, of stock prices in the capital markets generally.


The Company is dependent upon key personnel.
--------------------------------------------------------------------------------
         The Company's continued success is dependent on key management personnel, including Fred P. Lampropoulos, the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and the Company does not maintain key man life insurance on his life. Mr. Lampropoulos announced his candidacy for Governor of Utah in January 2004 and is actively campaigning as one of several candidates vying for that seat. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect the Company's business and operations. The Company's success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.

Item 2. Properties.

         The Company is the owner of approximately 22 acres of real property situated in the City of South Jordan, Utah, surrounding an additional 10 acres of leased real property on which is located the Company's 175,000 square foot principal office and manufacturing facility. The Company sold the 10-acre site to an unrelated developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility. Monthly lease payments are approximately $122,000. The Company also holds an option to purchase the facility, exercisable at market value after 10 years and 25 years. The facility was constructed to the Company's specifications and the Company estimates that it is presently at or near full capacity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         The Company owns a building of approximately 26,500 square feet with approximately three acres of land, in Galway, County Galway, Republic of Ireland, as its principal office and manufacturing facility for European operations. Of the three acres of land, the Company added 1.6 acres in January 2003 in preparation for a facility expansion which started in late 2003. The existing Galway facility is used as the administrative headquarters to support the Company's European direct sales force. The facility also houses a research and development team, which has developed a new diagnostic guide wire, and is developing other new products. Beginning in the fourth quarter of 1997, the Company initiated manufacturing operations for several new and existing products at the Galway facility, including custom kits and the BASIX(R) inflation device. In 1998, the Company began the manufacture of the Company's hemostasis valve products in Ireland. Toward the end of 2001, the Company finished an R&D project and began manufacturing a new diagnostic guide wire. The Company's Galway property has been improved and equipped on terms favorable to the Company in connection with economic development incentives and grants provided by the Irish Government.

          The Company leases a manufacturing facility of approximately 50,000 square feet comprised of seven units, located in Murray, Utah. The Murray facility is used for production of several of the Company's well-established products. The leases related to three of the these units at the Murray facility will expire in 2004 and leases related to four of these units will expire in 2007. The aggregate monthly lease payments on our Murray facilities are approximately $29,000. The Company also leases 8,500 square feet of manufacturing and office space located in Santa Clara, California for the production of sensors. The lease runs through September 2004 at a monthly cost of approximately $18,000. The Company does not plan to renew its Santa Clara, California lease as it currently intends to relocate its sensor operations to a new facility being built in South Jordan, Utah scheduled for completion in 2005.

          In August 1999, the Company purchased the operating assets and product lines of Mallinckrodt's Angleton, Texas division, including approximately 19 acres of land and a 75,000 square foot building.

          The Company believes that its existing and proposed facilities will be
generally  be  adequate  for  its  present  and  future   anticipated  level  of
operations.

Item 3.   Legal Proceedings.

          In the course of conducting its business operations, the Company is, from time to time, involved in litigation and other disputes. Management does not currently anticipate that any pending litigation or dispute will have a materially adverse effect on the Company's operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.

MARKET PRICE FOR THE COMMON STOCK

          The Common Stock is traded on the NASDAQ National Market System under the symbol "MMSI." The following table sets forth high and low closing sale price for the Common Stock for the periods indicated.

                           Quarter Ended             High*             Low*
                           -------------             -----             ----
                           March 31, 2002            $  9.88           $  6.28
                           June 30, 2002             $ 11.88           $  8.21
                           September 30, 2002        $ 12.06           $  8.72
                           December 31, 2002         $ 13.95           $ 10.28

                           March 31, 2003            $ 11.86           $  9.14
                           June 30, 2003             $ 12.30           $ 10.08
                           September 30, 2003        $ 18.00           $ 10.92
                           December 31, 2003         $ 24.00           $ 16.17

         * Effective as of April 12, 2002, the Company effected a 5 for 4 forward stock split of the Common Stock by means of a stock split of one additional share of Common Stock for each four shares of Common Stock outstanding. Also, on August 15, 2003, and December 3, 2003, the Company effected a 4 for 3 forward stock split of the Common Stock by means of a stock split of one additional share of Common Stock for each three shares of Common Stock outstanding. Data related to periods prior to the effective dates of the three stock splits have been adjusted to reflect the terms of such stock splits.

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

         As of March 10, 2004, the number of shares of Common Stock outstanding was 26,095,533, held by approximately 214 shareholders of record, not including shareholders whose shares are held in securities position listings.

DIVIDENDS

         The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving line of credit contains covenants prohibiting the declaration and distribution of a cash dividend at any time prior to the termination of such line of credit.
*****
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table contains information regarding the Company's equity compensation plans as of December 31, 2003.

                                                                                               Number of
                                      Number of                                           securities remaining
                                   securities to be                                       available for future
                                 issued upon exercise         Weighted-average               issuance under
                                    of outstanding           exercise price of         equity compensation plans
                                  options, warrants         outstanding options,         (excluding securities
   Plan category                      and rights            warrants and rights        reflected in column (a) )
                                         (a)                        (b)                           (c)
   Equity
   compensation
   plans approved by
   security holders                     4,188,474 (1)(3)              $7.63                       557,357(2)(3)

   Equity
   compensation
   plans not approved
   by security holders                        0                                                    0

   Total                                4,188,474                                              557,357

(1) Consists of 4,188,474 shares subject to the options granted under the Company's 1999 Omnibus Stock Incentive Plan.

(2) Consists of 557,357 shares available to be issued under the Company's Employee Stock Purchase Plans.

(3) See Note 8 to the Company's  consolidated  financial statements set forth in
Item 8 of this report for additional information regarding these plans.

Item 6.   Selected Financial Data  (In thousands except share data)

                                                          Year Ended  December 31,
                                          2003         2002         2001         2000        1999
                                      ---------------------------------------------------------------

Operating Data:
 Net Sales                             $ 135,954    $ 116,227    $ 104,036    $  91,448   $  77,960

 Cost of  Sales                           75,230       67,712       65,938       60,824      47,918

 Gross Profit                             60,724       48,515       38,098       30,624      30,042

 Selling, General and Administrative
   Expenses                               30,468       27,732       24,040       23,300      20,407

 Research and Development
   Expenses                                4,627        4,008        4,118        3,864       3,618

 Severance Costs                            --           --           --            331        --

 Income from Operations                   25,629       16,775        9,940        3,129       6,017

 Other Expense (Income)                     (411)          13          938        2,355       1,256

 Gain on Sale of Land                       (508)        --           (786)        --          --

 Litigation Settlement                      (475)        --           --           --          --

 Income Before Income Tax Expense         27,023       16,762        9,788          774       4,761

 Income Tax Benefit (Expense)             (9,728)      (5,452)      (3,052)          53      (1,454)

 Minority Interest in Subsidiary            --           --           --           --           (81)

 Net Income                            $  17,295    $  11,310    $   6,736    $     827   $   3,226

 Net Income Per Share (Diluted)        $     .64    $    0.43    $    0.28    $    0.04   $    0.15

Weighted Average
Shares Outstanding  (Diluted)             27,034       26,238       23,876       21,836      21,015

Balance Sheet Data:

Working Capital                        $  56,931    $  34,582    $  26,911    $  32,447   $  33,934

 Total Assets                            107,301       78,305       66,659       71,447      72,360

 Long-Term Debt                                0           17        5,727       24,102      27,817

Stockholders' Equity                   $  88,243    $  63,399    $  47,658    $  34,773   $  32,690

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.
          ----------------------------------------------------------------------
OVERVIEW

          During 2003 Merit experienced its most successful year ever in terms of revenue and profitability. Not only did the Company's revenues grow by 17% during 2003, but virtually every area of the Company's financial performance improved in 2003, including net income, which increased 53% over the year ended December 31, 2002 (previously the year in which the Company had achieved its highest level of net income).

          Gross margins as a percentage of sales improved 300 basis points during the year ended December 31, 2003, compared to 2002, a significant contribution to the growth in income during 2003 over 2002. Inventory turns improved during the twelve months preceding December 31, 2003 to 3.8 times per year from 3.4 times per year for the twelve months preceding December 31, 2002.

         The Company's productivity increased to over $118,000 of sales per employee for the year ended December 31, 2003, up 8% from the previous year. Higher employee productivity, along with Merit's upgraded management information systems and new incentive pay system, worked together to make the Company more productive and profitable.

          The Company's financial condition strengthened during 2003 as the Company's cash position rose to $30.2 million, compared to $9.7 million in 2002, an increase of 212%. Accounts receivable days outstanding improved during the twelve months ending December 31, 2003 to 44 days from 49 days for the twelve months ending December 31, 2002.

          The Company anticipates that it will make significant investments in new manufacturing space in 2004. The Company has announced plans to expand its South Jordan, Utah facility by approximately 180,000 square feet, an increase of approximately 103% and its Galway, Ireland facility by approximately 40,000 square feet, an increase of approximately 151%. Construction of these facilities is needed to expand Merit's manufacturing capacity to meet current and future demand of the Company's products as well as a consolidation to South Jordan, Utah of the Company's Murray, Utah facility (56,000 square feet) and its Merit Sensor System, Inc., wafer fab facility (8,500 square feet) from Santa Clara, California.

          Merit's management continues to leverage long-term investments in: (1) product breadth, quality and innovation (2) direct sales forces in the United States and Europe and (3) quality systems and facilities. Management believes there are many more opportunities for growth within the Company in addition to the continued growth of the markets in which the Company's, products are sold. Furthermore, management believes market acceptance of the Company's new and existing products, if achieved, will further enhance and leverage the position Merit has attained.

RESULTS OF OPERATIONS

         The following table sets forth certain operational data as a percentage of sales for the periods indicated:

                                         2003     2002     2001
                                       -------- -------- --------

Sales                                   100.0%   100.0%   100.0%
Gross margin                             44.7     41.7     36.6
Selling, general and administrative      22.4     23.9     23.1
Research and development                  3.4      3.4      4.0
Income from operations                   18.9     14.4      9.6
Income before income tax expense         19.9     14.4      9.4
Net income                               12.7      9.7      6.5

          Sales increased by $19.7 million, or 17%, in 2003, compared to an increase of $12.2 million, or 11.7%, in 2002, and an increase of $12.6 million, or 13.8%, in 2001. The increase in sales for 2003 resulted primarily from a 19% increase in stand-alone product revenues, an 18% increase in custom kit revenues, a 17% increase in inflation device revenues, and a 9% increase catheter product revenues. The Company's revenues increased notwithstanding the fact that the markets for many of the Company's products are experiencing slight pricing declines; therefore substantially all of the increase in the Company's revenues was attributable to increased unit sales, except for an increase in the exchange rate between the EURO and the U.S. Dollar which increased sales by 1.8% in 2003 compared to 2002. Unit growth in 2003 over 2002 was the result of procedural growth rate of approximately seven to nine percent, introduction of new products which accounted for growth of approximately three to four percent, with the remainder of unit growth coming from market share gains. International sales in 2003 were approximately $34.3 million, or 25% of total sales, compared to approximately $27.1 million, or 23% of total sales, in 2002, and approximately $23.8 million, or 23% of total sales, in 2001. These increases were primarily a result of greater acceptance of the Company's products in other international markets, ongoing growth in European direct sales, and increased sales related to improvement in the exchange rate between the EURO and the U.S. Dollar, compared to 2002. Direct sales in France, Germany, the U.K., Belgium, the Netherlands and Ireland were $15.6 million, $12.3 million and $10.6 million in 2003, 2002 and 2001, respectively.

          Gross profit as a percentage of sales was 44.7%, 41.7%, and 36.6% in 2003, 2002, and 2001, respectively. The increase in the gross margin percentage in 2003 over 2002 was favorably effected by an increase in efficiency and productivity gains achieved by the Company's operations groups, and an increase of the exchange rate of the EURO against the U.S. Dollar when compared to the same period in 2002, resulting in an increase in gross profit of 0.3%. The Company has also reduced the material costs from some of its principal vendors. The Company is operating in a gradually declining price market. There is also a general cost-increasing manufacturing environment. However, management presently anticipates that the Company will maintain or slightly improve 2004 gross margins over those achieved in 2003.

          Selling, general and administrative expenses increased $2.7 million, or 9.9%, in 2003 over 2002 and $3.7 million, or 15.4%, in 2002 over 2001. These additional expenditures for 2003 were related to increases in commissions paid commensurate with sales growth, costs of expanding the Company's direct sales force in the U.S. and Europe, and an increase of the exchange rate of the EURO against the U.S. Dollar when compared to the same period in 2002, resulting in an increase in selling expenses for the Company's direct sales force in Europe. Total selling, general and administrative expenses decreased as a percentage of sales to 22.4 % in 2003 from 23.9% in 2002.

          Research and development expenses for 2003 were $4.6 million, an increase of 15.4%, compared to $4.0 million for 2002, a decrease of 2.7% compared to $4.1 million in 2001. This slight increase in R&D during 2003 related primarily to head count additions and indirect costs to support catheter development. The decline in R&D during 2002 was primarily a result of the completion of R&D activities in Ireland relating to the Company's guide wire product line and the transition of much of the Company's R&D resources to manufacturing of the new diagnostic guide wire product line. Research and development costs as a percentage of sales were 3.4%, 3.4% and 4.0% for 2003, 2002 and 2001, respectively. Management believes that the development of ten to twelve projects at any given time is an appropriate level of R&D for the Company, and is likely to provide six to eight new products a year through R&D, regulatory, manufacturing, marketing and sales introduction.

          The Company's effective tax rate for 2003 was 36%, up from 32.5% in 2002 and 31.2% in 2001, mostly because of lower taxable income in 2003 for the

Company's Irish operations, which are taxed at a lower rate than the U.S. operations. The change in taxable income for Ireland from 2003 to 2002 was the result of increased costs associated with the development of a new product which is scheduled to be released during 2005.

          Other income was $1.4 million for 2003, compared to other expense of $13,209 and $151,231 for 2002 and 2001, respectively. The generation of other income during 2003 was result of a gain on sale of land adjacent to our South Jordan, Utah facility of $507,928, and the settlement of a legal dispute of $475,000. Other income for 2003 was also effected by an increase in interest income of $288,654 and a decrease in interest expense of $84,145, when compared to the same period in 2002.

          Net income for 2003 was $17.3 million, an increase of 52.9%, compared to $11.3 million for 2002. Net income for 2001 was $6.7 million for 2001. Net income for 2003 was favorably effected by higher gross profits, lower selling, general and administrative expenses as a percentage of sales and an increase in other income.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions and reviews annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment. The Company has elected to perform its annual testing of goodwill impairment as of July 1 of the applicable fiscal year. As of July 1, 2003, the Company updated its testing of goodwill for impairment and determined that there was no impairment. The unamortized amount of goodwill at December 31, 2003 was approximately $4.8 million.

         With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

         Other recently adopted or issued financial accounting standards are as follows, SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. See discussion of the effect of these accounting standards in Note 1 of the Company's consolidated financial statements set forth in Item 8 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

         The following table summarizes the Company's capital commitments and contractual obligations as of December 31, 2003, including long-term debt, operating lease payments, and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

                                           Payment due by period (in thousands)
                                     ------------------------------------------------
                                              Less than                      After 5
    Contractual Obligations           Total    1 Year   1-3 Years 4-5 Years   Years
----------------------------------   -------  --------  --------- ---------  -------
Long-term debt                       $    17   $    17      --        --        --
Operating leases                      26,423     2,446   $ 4,257   $ 3,478   $16,242
Royalty obligations                    2,475       525     1,050       900      --
                                     -------   -------   -------   -------   -------
Total contractual cash obligations   $28,915   $ 2,988   $ 5,307   $ 4,378   $16,242
                                     =======   =======   =======   =======   =======

          Additional information regarding the Company's capital commitments and contractual obligations, including royalty payments, is contained in Notes 5, 6 and 10 of the Notes to the Company's Consolidated Financial Statements, set forth in Item 8..

          As of December 31, 2003, the Company's working capital was $56.9 million, an increase of 64.5%, from the Company's net working capital on December 31, 2002 of $34.6 million. As of December 31, 2003, the Company had a current ratio of 4.9 to 1, compared to 4.0 to 1, as of December 31, 2002. The increase in working capital during 2003 was primarily due to an increase in the Company's cash balance during 2003 of $20.5 million. The Company had $0 outstanding under its line of credit at December 31, 2003. Merit has financed leasehold improvements and equipment acquisitions through secured notes payable and capital lease arrangements with an outstanding balance of $16,693 at December 31, 2003. For the year ended December 31, 2003, the Company generated cash from operations in the amount of $24.8 million, the most in the history of the Company.

          Historically, the Company has incurred significant expenses in connection with product development and introduction of new products. Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. During 2004, substantial funds will be needed to construct additional facilities in South Jordan, Utah and in Galway, Ireland. Construction of these facilities is currently estimated to cost approximately $26 million in the aggregate. It is anticipated that an additional $5 million, in excess of the Company's 2003 annual capital expenditures, will be spent on a finished good handling system and other production equipment for these new facilities. Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity, cash from loans on equipment and bank lines of credit.
Management believes that its present sources of liquidity and capital are adequate for the current operations.

Critical Accounting Policies and Estimates

         The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a "critical accounting policy" is one which is both important to the representation of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following are the Company's most critical accounting policies:

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

                                                 2003             2002             2001
                                           --------------   --------------   --------------
Net income, as reported                    $   17,295,398   $   11,310,030   $    6,735,978
Compensation cost under fair value-based
 accounting method, net of tax                  2,957,570        1,436,313        1,356,742
                                           --------------   --------------   --------------
  Net income, pro forma                        14,337,828        9,873,717        5,379,236

Net income per common share:
  Basic:
    As reported                            $      0.68      $      0.47      $      0.30
    Pro forma                                     0.56             0.41             0.24

  Diluted:
    As reported                                   0.64             0.43             0.28
    Pro forma                                     0.53             0.38             0.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: dividend yield of 0%; expected volatility of 63.81%, 63.24%, and 63.48% for 2003, 2002, and 2001,
respectively; risk-free interest rates ranging from 2.32% to 6.71%; and expected lives ranging from 2.33 to 4.98 years.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------
         The Company's principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar. The Company's Consolidated Financial Statements are denominated in, and the Company's principal currency is, the U.S. Dollar. A portion of the Company's revenues in 2003 ($13 million, representing approximately 9.6% of aggregate revenues) came from sales that were denominated in Euros. Certain of the Company's expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate. Because of the Company's Euro-denominated revenues and expenses, in a year in which the Company's Euro-denominated revenues exceed its Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U. S. Dollar. During 2003, the exchange rate between the Euro and the U.S. dollar resulted in an increase of the Company's gross revenues of $2.4 million and 0.3% in gross profit.

          At December 31, 2003, the Company had a net exposure (representing the difference between Euro denominated receivables and Euro denominated payables) of approximately $3 million. In order to partially offset such risk, at December 31, 2003, the Company entered into a 30 day forward EURO hedge contract. The Company enters into similar hedging transactions various times during the year to partially offset exchange rate risks it bears throughout the year. The
Company does not purchase or hold derivative financial instruments for speculative or trading purposes. During the year ended December 31, 2003, the Company experienced a net loss of $89,708 on hedging transactions it executed during 2003 in an effort to limit its exposure to fluctuations in the Euro/Dollar exchange rate.

          As of December 31, 2003, the Company had no variable rate debt. As long as the Company does not have variable rate debt, the Company's interest expense would not be affected by changes in interest rates.

Item 8. Financial Statement and Supplement Data



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Table of Contents at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Medical Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.



/s/ DELOITTE & TOUCHE LLP
------------------------------
DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 27, 2004

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                            2003             2002
                                                             -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  30,204,083    $   9,683,578
  Short-term investments                                           572,988          217,451
  Trade receivables--net of allowance for uncollectible
    accounts:  2003--$749,003; 2002--$476,294                   17,728,457       15,247,892
  Other receivables                                                374,644        1,209,804
  Employee and related party receivables                           267,288          299,751
  Inventories                                                   21,269,380       18,699,217
  Prepaid expenses and other assets                                823,221          667,151
  Deferred income tax assets                                       220,625          143,265
                                                             -------------    -------------
          Total current assets                                  71,460,686       46,168,109
                                                             -------------    -------------
PROPERTY AND EQUIPMENT:
  Land                                                           2,740,394        2,034,522
  Building                                                       5,268,260        5,118,683
  Manufacturing equipment                                       29,480,421       25,577,837
  Furniture and fixtures                                        11,953,358       10,823,852
  Leasehold improvements                                         4,615,947        4,345,620
  Automobiles                                                       87,536           87,536
  Construction-in-progress                                       4,886,530        3,008,734
                                                             -------------    -------------

          Total                                                 59,032,446       50,996,784
  Less accumulated depreciation and amortization               (29,835,769)     (25,584,648)
                                                             -------------    -------------
          Property and equipment--net                           29,196,677       25,412,136
                                                             -------------    -------------

OTHER ASSETS:
  Patents and trademarks--net of accumulated amortization:
    2003--$1,311,918; 2002--$1,153,965                           1,846,392        1,927,160
  Goodwill                                                       4,764,596        4,764,596
  Deposits                                                          32,163           33,213
                                                             -------------    -------------

          Total other assets                                     6,643,151        6,724,969
                                                             -------------    -------------

TOTAL ASSETS                                                 $ 107,300,514    $  78,305,214
                                                             =============    =============

                                                                     (Continued)


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                               2003                2002
 CURRENT LIABILITIES:
  Current portion of long-term debt                          $      16,693    $     400,182
  Trade payables                                                 5,700,491        4,121,577
  Accrued expenses                                               8,567,093        6,618,407
  Advances from employees                                          158,885          161,529
  Income taxes payable                                              86,973          284,148
                                                             -------------    -------------

         Total current liabilities                              14,530,135       11,585,843

DEFERRED INCOME TAX LIABILITIES                                  3,020,217        2,443,156

LONG-TERM DEBT                                                        --             16,693

DEFERRED CREDITS                                                 1,506,753          860,931
                                                             -------------    -------------

          Total liabilities                                     19,057,105       14,906,623
                                                             -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock--5,000,000 shares authorized as of
    December 31, 2003 and 2002, no shares issued
  Common stock--no par value; 50,000,000 shares
    authorized; 26,002,544 and 24,647,204 shares issued
    at December 31, 2003 and 2002, respectively                 37,701,629       30,265,963
  Retained earnings                                             50,958,481       33,663,083
  Accumulated other comprehensive loss                            (416,701)        (530,455)
                                                             -------------    -------------

           Total stockholders' equity                           88,243,409       63,398,591
                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 107,300,514    $  78,305,214
                                                             =============    =============

                                                                     (Concluded)

                See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------

                                             2003              2002             2001
NET SALES                                $ 135,953,508    $ 116,227,201    $ 104,035,806

COST OF SALES                               75,229,716       67,711,728       65,938,044
                                         -------------    -------------    -------------

GROSS PROFIT                                60,723,792       48,515,473       38,097,762
                                         -------------    -------------    -------------

OPERATING EXPENSES:
  Selling, general, and administrative      30,467,921       27,732,363       24,040,297
  Research and development                   4,626,459        4,007,622        4,117,839
                                         -------------    -------------    -------------

          Total operating expenses          35,094,380       31,739,985       28,158,136
                                         -------------    -------------    -------------

INCOME FROM OPERATIONS                      25,629,412       16,775,488        9,939,626
                                         -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                              385,596           96,942           40,530
  Interest expense                              (9,961)         (94,106)        (978,009)
  Miscellaneous income (expense)             1,018,334          (16,045)         786,248
                                         -------------    -------------    -------------

          Other income (expense)--net        1,393,969          (13,209)        (151,231)
                                         -------------    -------------    -------------

INCOME  BEFORE INCOME TAXES                 27,023,381       16,762,279        9,788,395

INCOME TAX EXPENSE                           9,727,983        5,452,249        3,052,417
                                         -------------    -------------    -------------

NET INCOME                               $  17,295,398    $  11,310,030    $   6,735,978
                                         =============    =============    =============

EARNINGS  PER COMMON SHARE:
  Basic                                  $         .68    $         .47    $         .30
                                         =============    =============    =============
  Diluted                                $         .64    $         .43    $         .28
                                         =============    =============    =============

AVERAGE COMMON SHARES:
  Basic                                     25,401,445       24,226,100       22,537,975
                                         =============    =============    =============
  Diluted                                   27,033,964       26,238,450       23,874,818
                                         =============    =============    =============

                See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 [split table]
--------------------------------------------------------------------------------


                                                                         Common Stock            Accumulated
                                                                  ----------------------------  Other Compre-      Retained
                                                    Total           Shares         Amount        hensive Loss      Earnings
                                                 ------------    ------------    ------------    ------------    ------------
BALANCE--January 1, 2001                         $ 34,772,702      21,633,911    $ 19,779,765    $   (624,138)   $ 15,617,075
Comprehensive income:
  Net income                                        6,735,978            --              --              --         6,735,978
  Other comprehensive loss--
    Foreign currency translation adjustment
     (net of tax)                                     (28,802)           --              --           (28,802)           --
                                                 ------------
Comprehensive income                                6,707,176            --              --              --              --
Tax benefit attributable to appreciation
  of common stock options exercised                 2,514,392            --         2,514,392            --              --
Deferred compensation                                 (37,084)        (13,244)        (37,084)           --              --
Issuance of common stock under Employee
  Stock Purchase Plans                                257,702          98,843         257,702            --              --
Options and warrants exercised                      5,019,939       2,302,843       5,019,939            --              --
Shares surrendered in exchange for the payment
  of payroll tax liabilities                         (537,375)        (76,987)       (537,375)           --              --
Shares surrendered in exchange for the
  extinguishment of related party receivable         (214,558)        (43,172)       (214,558)           --              --
Shares surrendered in exchange for the
  exercise of stock options                          (824,486)       (120,823)       (824,486)           --              --
                                                 ------------    ------------    ------------    ------------    ------------

BALANCE--December 31, 2001                         47,658,408      23,781,371      25,958,295        (652,940)     22,353,053
Comprehensive income:
  Net income                                       11,310,030            --              --              --        11,310,030
  Other comprehensive income--
    Foreign currency translation adjustment
      (net of tax)                                    122,485            --              --           122,485            --
                                                 ------------
Comprehensive income                               11,432,515            --              --              --              --
Tax benefit attributable to appreciation
  of common stock options exercised                 2,684,444            --         2,684,444            --              --
Sale of treasury stock                                142,096          13,244         142,096            --              --
Issuance of common stock under Employee Stock
  Purchase Plans                                      349,622          41,984         349,622            --              --
Options and warrants exercised                      1,927,525         876,427       1,927,525
Shares surrendered in exchange for the
  payment of payroll tax liabilities                 (468,668)        (36,487)       (468,668)           --              --
Shares surrendered in exchange for
  the exercise of stock options                      (327,351)        (29,335)       (327,351)           --              --
                                                 ------------    ------------    ------------    ------------    ------------

                                                                                                                  (Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 [continuation of table]
--------------------------------------------------------------------------------

                                                                         Common Stock            Accumulated
                                                                  ----------------------------  Other Compre-      Retained
                                                    Total           Shares         Amount        hensive Loss      Earnings
                                                 ------------    ------------    ------------    ------------    ------------
BALANCE--December 31, 2002                         63,398,591      24,647,204      30,265,963        (530,455)     33,663,083
Comprehensive income:
  Net income                                       17,295,398            --              --              --        17,295,398
  Other comprehensive income--
    Foreign currency translation adjustment
      (net of tax)                                    113,754            --              --           113,754            --
                                                 ------------
Comprehensive income                               17,409,152
Tax benefit attributable to appreciation
  of common stock options exercised                 4,740,850            --         4,740,850            --              --
Sale of treasury stock                                    (41)           --               (41)           --              --
Issuance of common stock under Employee
  Stock Purchase Plans                                304,958          32,592         304,958            --              --
Options and warrants exercised                      3,718,839       1,407,855       3,718,839            --              --
Shares surrendered in exchange for the
  payment of payroll tax liabilities                 (780,606)        (49,173)       (780,606)           --              --
Shares surrendered in exchange for the
  exercise of stock options                          (548,334)        (35,934)       (548,334)           --              --
                                                 ------------    ------------    ------------    ------------    ------------

BALANCE--DECEMBER 31, 2003                       $ 88,243,409    $ 26,002,544    $ 37,701,629    $   (416,701)   $ 50,958,481
                                                 ============    ============    ============    ============    ============

                                                                                                                 (Concluded)

                See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


                                                          2003            2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 17,295,398    $ 11,310,030    $  6,735,978
                                                      ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        4,485,924       4,576,609       4,767,588
    (Gains) losses on sales and abandonment of
      property and equipment                              (516,603)          4,022        (784,729)
    Write-off of certain patents and trademarks             25,469         391,217          93,291
    Amortization of deferred credits                      (257,746)       (195,472)       (203,131)
    Deferred income taxes                                  429,985       1,293,735         (45,152)
    Tax benefit attributable to appreciation of
      common stock options exercised                     4,740,850       2,684,444       2,514,392
    Changes in operating assets and liabilities:
      Short-term investments                              (355,537)       (132,165)        (85,286)
      Trade receivables                                 (2,480,565)       (499,871)     (1,512,163)
      Employee and related party receivables               537,063         (32,846)        (40,809)
      Inventories                                       (2,570,163)      2,124,399       4,449,812
      Prepaid expenses and other assets                   (156,070)       (152,364)        148,315
      Other receivables                                    330,560      (1,111,723)        668,036
      Deposits                                               1,050           1,630           6,430
      Trade payables                                     1,578,916        (537,718)       (176,222)
      Accrued expenses                                   1,948,686       1,800,812       1,346,556
      Advances from employees                               (2,644)         32,905          31,846
      Income taxes payable                                (197,175)       (202,615)        453,343
                                                      ------------    ------------    ------------

          Total adjustments                              7,542,000      10,044,999      11,632,117
                                                      ------------    ------------    ------------

          Net cash provided by operating activities     24,837,398      21,355,029      18,368,095
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for:
    Property and equipment                              (8,165,678)     (7,954,191)     (4,091,399)
    Patents and trademarks                                (102,655)        (97,467)       (263,427)
  Proceeds from the sale of property and equipment         569,768           2,575         952,308
                                                      ------------    ------------    ------------

           Net cash used in investing activities        (7,698,565)     (8,049,083)     (3,402,518)
                                                      ------------    ------------    ------------

                                                                                       (Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------

                                                          2003            2002            2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facility          $       --      $ (5,115,241)   $(17,884,761)
  Proceeds from:
    Issuance of common stock                            2,694,816       1,586,140       3,915,780
    Deferred credits                                      903,568         128,123         175,572
  Principal payments on notes payable to
    financial institutions and capital leases            (400,182)       (793,352)     (1,164,444)
  Sale (purchase) of treasury stock for deferred
    compensation                                             --            37,084         (37,084)
                                                     ------------    ------------    ------------

          Net cash provided by (used in)
             financing activities                       3,198,202      (4,157,246)    (14,994,937)
                                                     ------------    ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                          183,470         193,188         (41,334)
                                                     ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     20,520,505       9,341,888         (70,694)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                     9,683,578         341,690         412,384
                                                     ------------    ------------    ------------

  End of year                                        $ 30,204,083    $  9,683,578    $    341,690
                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION--Cash paid during
    the year for:
      Interest (including capitalized interest of
        approximately $-0-, $17,000, and $105,000
        during 2003, 2002, and 2001, respectively)   $     15,904    $    109,002    $  1,286,872
                                                     ============    ============    ============

      Income taxes                                   $  4,354,047    $  2,396,885    $    127,553
                                                     ============    ============    ============

                                                                                      (Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

o During 2001, the Company entered into capital lease obligations and notes payable for approximately $271,000 for manufacturing equipment.

o    During 2003, 2002, and 2001, options to purchase 49,173, 36,487, and 76,987 shares of the Company's common stock were surrendered in exchange for the Company's recording of payroll tax liabilities in the amount of approximately $780,000, $469,000, and $537,000.

o    During 2003, 2002, and 2001, 35,934,  29,335, and 120,823 shares of Company common stock with a value of approximately $548,000, $327,000, and $824,000, respectively, were surrendered in exchange for the exercise of stock options.


                See notes to consolidated financial statements.
                                                                     (Concluded)


MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization--Merit Medical Systems, Inc. ("Merit") and its wholly-owned subsidiaries, Merit Holdings, Inc. ("MHI"), and Merit Sensor Systems, Inc. collectively own 100% of Merit Medical Systems LP ("MMSLP"). Combined with its other wholly-owned subsidiary, Merit Medical International, Inc. ("MMI"), Merit, MHI, and Merit Sensor Systems, Inc. collectively own 100% of Merit Services, Inc. ("MSI") (collectively, the "Company"). The Company develops, manufactures, and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular disease which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States, and Western Europe (see Note 9).

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

         Inventories--The Company values its inventories at the lower of cost, determined on a first-in, first-out method, or market value. Market value for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving, and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience, and product expiration.

         Income Taxes--The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

         Intangible Assets--Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions and reviews annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment. The
         Company  has  elected  to  perform  its  annual   testing  of  goodwill
         impairment as of July 1. As of July 1, 2003 and 2002, the Company updated its testing of goodwill for impairment and determined that there was no impairment. The unamortized amount of goodwill at December 31, 2001, was approximately $4.8 million.

         With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

         Long-Lived Assets--In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 was adopted by the Company on January 1, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

         The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of December 31, 2003, 2002, or 2001.

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

         Building                                        25 years
         Automobiles                                     4 years
         Manufacturing equipment                         5 to 12 years
         Furniture and fixtures                          3 to 10 years
         Leasehold improvements                          4 to 25 years

         During 2003, the Company recorded a gain from the sale of land of approximately $508,000 which is included in miscellaneous income.

         Accrued Expenses--Accrued expenses consist of the following at December 31, 2003 and 2002:

                                                       December 31,
                                              ---------------------------
                                                  2003              2002

         Payroll taxes                       $   536,135        $  317,522
         Payroll                               1,146,335           940,088
         Bonuses                               1,884,868         1,445,888
         Commissions                             416,062           304,943
         Vacation                              1,435,862         1,025,407
         Other accrued expenses                3,147,831         2,584,559
                                              ----------        ----------

         Total                               $ 8,567,093       $ 6,618,407
                                             ===========       ===========

         Deferred Credits--Deferred credits consist of grant money received from the Irish government and deferred gains on sales leaseback transactions. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees. Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property. Deferred gains on sales leaseback transactions are amortized as a reduction of rent expense over periods ranging from six to 10 years (see Note 6).

         Research and Development--Research and development costs are expensed as incurred.

         Stockholders' Equity--On November 19, 2003, the Company's Board of Directors approved a four-for-three stock split of the Company's common stock effective December 3, 2003, for stockholders of record as of

         November 28, 2003. On July 31, 2003, the Company's Board of Directors approved a four-for-three stock split of the Company's common stock effective August 15, 2003, for stockholders of record as of August 11, 2003. On March 27, 2002, the Company's Board of Directors approved a five-for-four split of the Company's common stock effective April 11, 2002 for stockholders of record as of April 8, 2002. Additionally, on August 14, 2001, the Company's Board of Directors approved a five-for-four split of the Company's common stock effective August 27, 2001 for stockholders of record as of August 24, 2001. All historical share and per share amounts have been restated to reflect these stock splits.

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

         Stock-Based Compensation--The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB
         25) and intends to continue to do so. Accordingly, no compensation cost has been recognized for its stock compensation arrangements. If the compensation cost for the Company's compensation plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below:

                                                  2003             2002            2001

Net income, as reported                    $   17,295,398   $   11,310,030   $   6,735,978
Compensation cost under fair value-based
  accounting method, net of tax                 2,957,570        1,436,313       1,356,742
                                           --------------   --------------   -------------
Net income, pro forma                          14,337,828        9,873,717       5,379,236

Net income per common share:
  Basic:
    As reported                            $         0.68   $        0.47    $        0.30
    Pro forma                                        0.56            0.41             0.24

  Diluted:
    As reported                                      0.64            0.43             0.28
    Pro forma                                        0.53            0.38             0.23


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: dividend yield of 0%; expected volatility of 63.81%, 63.24%, and 63.48% for 2003, 2002, and 2001, respectively; risk-free interest rates ranging from 2.32% to 6.71%; and expected lives ranging from 2.33 to
         4.98 years.

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

         Recently Issued Financial Accounting Standards--In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The Company adopted SFAS No. 146 in the third quarter of 2003. The adoption of SFAS No. 146 did not materially impact the Company's consolidated results of operations, financial position, or cash flow.

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

         SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity ("SFAS No. 150") was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's Consolidated Financial Statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

         Short-term Investments--Trading securities are recorded at estimated fair value with unrealized gains and losses included in miscellaneous income. The basis of cost used in determining realized gains and losses is specific identification. The estimated fair value of all securities is determined by quoted market prices.

         Deferred Compensation--During 2001, the Company established certain non-qualified deferred compensation plans for eligible participants (the "deferred compensation plans"). The deferred compensation plans permit each participant to defer a portion of their salary until the future. The deferred salary may be invested on behalf of the participant in marketable securities, money market funds or the Company's own stock. However, as the Company is the owner of the invested assets, such assets are reflected in the consolidated balance sheet as cash equivalents and short-term investments at December 31, 2003. The deferred compensation obligation is classified as an accrued expense and adjusted, with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the underlying assets. Because the deferred compensation obligation may be settled by delivery of cash, shares of Company stock, or diversified assets, Company shares acquired are not included in basic earnings per share but are included in the calculation of diluted earnings per share. All shares of treasury stock were sold during the year ended December 31, 2002.

2.       INVENTORIES

         Inventories consist of the following at December 31, 2003 and 2002:

                                                     2003           2002
                                                 ------------   ------------

         Finished goods                          $ 11,996,307   $  8,348,940
         Work-in-process                            3,581,197      2,343,501
         Raw materials                              5,691,876      8,006,776
                                                 ------------   ------------
         Total                                   $ 21,269,380   $ 18,699,217
                                                 ============   ============

3.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and intangibles consisted of the following at December 31, 2003.

                                                                        2003         2002
         Patents, net of accumulated amortization of $710,922
           and $594,160, respectively                               $1,502,048   $1,557,006

         License agreements, net of accumulated amortization
           of $419,703 and $378,512, respectively                      171,301      212,492

         Trademarks (not subject to amortization)                      173,043      157,662
                                                                   -----------   -----------

         Total                                                      $1,846,392   $1,927,160
                                                                   ===========   ===========
         Cost in excess of the fair value of assets acquired
           (goodwill)                                               $4,764,596   $4,764,596
                                                                   ===========   ===========

         The  following  table  recociles  net  income  and  earnings  per share
         information   for  the  year  ended   December   31,   2001,   for  the
         non-amortization  provision  of goodwill  for SFAS No. 142:

                                                           Year Ended
                                                          December 31,
                                                              2001
                                                         -------------

         Reported net income                             $   6,735,978
         Add back--goodwill amortization, net of tax           196,589
                                                         -------------

         Adjusted net income                             $   6,932,567
                                                         =============

         Basic earnings per share:
           Reported earnings per common share            $        0.30
           Add back--goodwill amortization, net of tax            0.01
                                                         -------------

         Adjusted earnings per common share              $        0.31
                                                         =============

         Diluted earnings per share:
           Reported earnings per common share            $        0.28
           Add back--goodwill amortization, net of tax            0.01
                                                         -------------

         Adjusted earnings per common share              $        0.29
                                                         =============

         Aggregate amortization expense for the years ended December 31, 2003, 2002, and 2001 is approximately $158,000, $227,000, and $298,000 respectively.

         Estimated amortization expense for the intangible assets for the five succeeding fiscal years is as follows

         Estimated amortization expense:
           Year ended December 31:
             2004                               $150,000
             2005                                165,000
             2006                                165,000
             2007                                157,000
             2008                                155,000

4.       INCOME TAXES

         Deferred income tax assets and liabilities at December 31, 2003 and 2002 consist of the following temporary differences and carryforward items:

                                                            Current                      Long-Term
                                                  --------------------------    --------------------------
                                                       2003           2002           2003           2002
         Deferred income tax assets:
           Allowance for uncollectible
             accounts receivable                  $   299,601    $   174,700    $      --      $      --
           Accrued compensation expense               627,299        509,339           --             --
           Inventory capitalization for
             tax purposes                             198,679        107,202           --             --
           Inventory obsolescence reserve             608,078        855,315           --             --
           Tax credits                                   --             --           90,000        249,328
           Net operating losses of subsidiaries        52,853         66,283        302,527        227,957
           Other                                      224,560        114,846        387,839        325,117
                                                  -----------    -----------    -----------    -----------

         Total deferred income tax assets           2,011,070      1,827,685        780,366        802,402

         Deferred income tax liabilities:
           Prepaid expenses                        (1,790,445)    (1,683,603)          --             --
           Property and equipment                        --             --       (3,598,467)    (3,005,013)
           Other                                         --             (817)      (202,116)      (240,545)
                                                  -----------    -----------    -----------    -----------

         Net                                      $   220,625    $   143,265    $(3,020,217)   $(2,443,156)
                                                  ===========    ===========    ===========    ===========

         Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                                              2003           2002           2001
                                                          -----------    -----------    -----------
         Computed Federal income tax expense at
           statutory rate of 35%                          $ 9,458,183    $ 5,866,798    $ 3,425,938
         State income taxes                                   811,042        384,358        159,770
         Creation of tax credits                             (375,344)      (355,684)      (399,001)
         Tax benefit of foreign sales corporation            (297,437)      (118,057)      (141,565)
         Income of subsidiaries recorded at
           foreign tax rates                                  (92,913)      (286,424)       (63,517)
         Other--including the effect of graduated rates       224,452        (38,742)        70,792
                                                          -----------    -----------    -----------
         Total income tax expense                         $ 9,727,983    $ 5,452,249    $ 3,052,417
                                                          ===========    ===========    ===========

         The components of the provision for income taxes are as follows:

                                  2003            2002          2001
                               -----------    -----------    -----------
           Current expense:
             Federal           $ 7,993,940    $ 3,614,502    $ 2,608,391
             State               1,199,839        435,612        370,707
             Foreign               104,219        108,400        118,471
                               -----------    -----------    -----------
                                 9,297,998      4,158,514      3,097,569
                               -----------    -----------    -----------

           Deferred expense:
             Federal               388,854      1,029,364        (57,070)
             State                  47,917        139,787       (124,908)
             Foreign                (6,786)       124,584        136,826
                               -----------    -----------    -----------
                                   429,985      1,293,735        (45,152)
                               -----------    -----------    -----------

           Total               $ 9,727,983    $ 5,452,249    $ 3,052,417
                               ===========    ===========    ===========


5.       REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

         Revolving Credit Facility--The Company maintains a long-term revolving credit facility (the Facility) with a bank, which enables the Company to borrow funds at variable interest rates. The credit facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006. The weighted average interest rate applied to the outstanding balance at December 31, 2001 was 3.42%. Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2003 and 2002, management of the Company believes the Company was in compliance with all debt covenants. There were no outstanding borrowings on the facility at December 31, 2003 and 2002. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

         Long-term Debt--Long-term debt consists of the following at December 31, 2003 and 2002:

                                                          2003         2002
         Notes payable to  financial  institutions;
           payable in monthly  installments through
           2004, including interest at rates ranging
           from 6.26% to 8.89%; collateralized by
           equipment                                   $  16,693    $ 416,875
         Less current portion                            (16,693)    (400,182)
                                                       ---------    ---------

         Long-term portion                             $    --      $  16,693
                                                       =========    =========

6.       COMMITMENTS AND CONTINGENCIES

         Leases--The Company has noncancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. The terms of the leases for equipment range from five to seven years. Total rental expense on these operating leases and on the Company's manufacturing and office building (see below) for the years ended December 31, 2003, 2002, and 2001 approximated $2,568,000, $2,978,000, and $2,539,000, respectively.

         In June 1993, the Company entered into a 25 year lease agreement with a developer for a manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after 10 years and, if not exercised, after 25 years. In connection with this lease agreement, in 1993 the Company sold to the developer 10 acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 431,836 shares of the Company's common stock at $1.78 per share subject to carrying cost increases of 3% per year ($2.19 as of December 31, 2003). These warrants were exercised in January 2003 with total proceeds to the Company of approximately $950,000.

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

         The future minimum lease payments for operating leases as of December 31, 2003 are as follows:
                                                          Operating
                                                           Leases

         Year ending December 31:
         2004                                           $ 2,445,789
         2005                                             2,138,746
         2006                                             2,118,793
         2007                                             2,012,962
         2008                                             1,465,404
         Thereafter                                      16,241,561
                                                        -----------

         Total minimum lease payments                   $26,423,255
                                                        ===========

         Irish Government Development Agency Grants--Through December 31, 2003, the Company had entered into several grant agreements with the Irish Government Development Agency of which approximately $-0- remained in receivables at both December 31, 2003 and 2002. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2003, 2002, and 2001 in the amounts of approximately $-0-, $163,000, and $36,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property. The balance of deferred credits related to such grants as of December 31, 2003 and 2002 are approximately $1,454,000 and $710,000, respectively. During 2003, 2002, and 2001, approximately $229,000, $167,000, and $175,000, respectively, of the deferred credit was amortized as a reduction of operating expenses. There is a commitment to repay the Irish government grants received from them if the Company were to cease production in Ireland within ten years of the receipt of the last government payment. Management does not believe it will ever have to repay any of these grant monies.

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

         Litigation--In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company's financial position or results of operations. During 2003, the Company recorded a gain from the settlement of a legal dispute of approximately $475,000 which is included in miscellaneous income.

7.       EARNINGS PER COMMON SHARE (EPS)

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                               Net                     Per Share
                                                              Income        Shares      Amount
                                                           -----------   -----------   --------
         Year ended December 31, 2003:
           Basic EPS                                       $17,295,398    25,401,445   $   0.68
                                                                                       ========
           Effect of dilutive stock options and warrants          --       1,632,519
                                                           -----------   -----------

         Diluted EPS                                       $17,295,398    27,033,964   $   0.64
                                                           ===========   ===========   ========
         Year ended December 31, 2002:
           Basic EPS                                       $11,310,030    24,226,100   $   0.47
                                                                                       ========
           Effect of dilutive stock options and warrants                   2,012,350
                                                           -----------   -----------

         Diluted EPS                                       $11,310,030    26,238,450   $   0.43
                                                           ===========   ===========   ========
         Year ended December 31, 2001:
           Basic EPS                                       $ 6,735,978    22,537,975   $   0.30
                                                                                       ========
           Effect of dilutive stock options and warrants                   1,336,843
                                                           -----------    ----------

         Diluted EPS                                       $ 6,735,978    23,874,818   $   0.28
                                                           ===========   ===========   ========

         For the years ended December 31, 2003, 2002, and 2001, approximately 449,000, -0-, and 486,000 respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

8.       EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

         The Company offers to its employees an Employee Stock Purchase Plan ("ESPP") which allows the employee on a quarterly basis to purchase shares of the Company's common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The Company has a qualified and a non-qualified ESPP, which expire on June 30, 2006. The total number of shares available to employees to purchase under the qualified plan is 1,194,444 of which 788,184 have been purchased as of December 31, 2003. The total number of shares available to employees to purchase under the non-qualified plan is 194,444 of which 43,347 have been purchased as of December 31, 2003.

         The Company has a long-term incentive plan which provides for the issuance of incentive stock options, nonstatutory stock options, and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 11,111,111. Options may be granted to directors, officers, outside consultants, and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee in its sole discretion shall determine. Options vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. In no event, however, shall the exercise price be less than the fair market value on the date of grant.

         Changes in stock  options and warrants (see Note 6) for the years ended
         December 31, 2003, 2002, and 2001 are as follows:

                                                                   Options                           Warrants
                                                       ---------------------------------  -------------------------------
                                                                           Weighted                          Weighted
                                                                           Average                           Average
                                                                           Exercise                          Exercise
                                                           Shares           Price             Shares          Price
         2003:
           Granted                                        1,532,061        $ 13.33
           Exercised                                        976,019           2.84            431,836         $ 2.19
           Forfeited/expired                                 49,487           5.66
           Outstanding at December 31                     4,188,474           7.63
           Exercisable                                    1,529,679           5.67

         Weighted average fair value of
           options granted during year                                     $  7.46

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                                             $  2.67




                                                                   Options                           Warrants
                                                       ---------------------------------  -------------------------------
                                                                           Weighted                          Weighted
                                                                           Average                           Average
                                                                           Exercise                          Exercise
                                                            Shares          Price             Shares          Price
         2002:
           Granted                                          148,889     $  9.47
           Exercised                                        876,427        2.20
           Forfeited/expired                                 50,854        3.92
           Outstanding at December 31                     3,681,919        3.96               431,836        $ 2.19
           Exercisable                                    1,567,776        3.30               431,836          2.19

         Weighted average fair value of
           options granted during year                                  $  3.59

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                                          $  1.47



                                                                Options                           Warrants
                                                       ------------------------------  -------------------------------
                                                                        Weighted                           Weighted
                                                                        Average                            Average
                                                                        Exercise                           Exercise
                                                            Shares       Price                Shares        Price
         2001:
           Granted                                        2,515,358     $  4.52
           Exercised                                      2,302,843        2.18
           Forfeited/expired                                552,055        2.96
           Outstanding at December 31                     4,460,311        3.44               431,836      $ 2.13
           Exercisable                                    1,431,940        2.06               431,836        2.13

         Weighted average fair value of
           options granted during year                                  $  2.47

         Weighted average fair value of
           shares issued under Employee
           Stock Purchase Plan                                          $  0.46


         The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

                                     Options Outstanding                                         Options Exercisable
         --------------------------------------------------------------------------          ---------------------------
                                                          Weighted
                                                         Average
                                                          Remaining    Weighted                             Weighted
                Range of                                Contractual     Average                              Average
                Exercise                 Number            Life         Exercise                 Number      Exercise
                 Prices                Outstanding      (in years)      Price                 Exercisable      Price

         Options:
         $1.62 - $2.07                 1,356,225           5.08           $ 1.95                664,455      $ 1.83
         $2.12 - $7.61                 1,178,505           7.25             6.55                513,448        5.57
         $8.86 - $10.47                1,204,404           9.07             9.83                261,776       10.11
         $21.67 - $21.67                 449,340           9.95            21.67                 90,000       21.67

9.       SEGMENT REPORTING AND FOREIGN OPERATIONS

         During the years ended December 31, 2003, 2002, and 2001, the Company had foreign sales of approximately $34,263,000, $27,062,000, and $23,801,000 or approximately 25%, 23%, and 23%, respectively, of total sales, primarily in Japan, Germany, France, and the United Kingdom.

         The Company operates primarily in one segment in which it develops, manufactures, and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in the Netherlands, and sales subsidiaries in Europe. The following is a summary of the Company's foreign operations by geographic area for fiscal years 2003, 2002, and 2001:

                                                                    Transfers
                                                     Sales to         Between                             Net
                                                   Unaffiliated      Geographic                         Income        Identifiable
                                                    Customers          Areas           Revenue          (Loss)           Assets
          Fiscal year ended December 31, 2003:
            United States, Canada, and
              international distributors         $ 115,847,199    $   1,891,109    $ 117,738,308    $  16,620,172    $  88,876,413
            Europe direct and European
              distributors                          20,106,309        9,374,000       29,480,309          351,019       18,424,101
            Eliminations                                  --        (11,265,109)     (11,265,109)         324,207             --
                                                 -------------    -------------    -------------    -------------    -------------

          Consolidated                           $ 135,953,508    $        --      $ 135,953,508    $  17,295,398    $ 107,300,514
                                                 =============    =============    =============    =============    =============

          Fiscal year ended December 31, 2002:
            United States, Canada, and
              international distributors         $  99,694,349    $   1,787,099    $ 101,481,448    $  11,415,816    $  65,104,920
            Europe direct and European
              distributors                          16,532,852        9,077,730       25,610,582          117,886       13,200,294
            Eliminations                                  --        (10,864,829)     (10,864,829)        (223,672)            --
                                                 -------------    -------------    -------------    -------------    -------------

          Consolidated                           $ 116,227,201    $        --      $ 116,227,201    $  11,310,030    $  78,305,214
                                                 =============    =============    =============    =============    =============

          Fiscal year ended December 31, 2001:
            United States, Canada, and
              international distributors         $  89,208,943    $   1,770,388    $  90,979,331    $   7,807,510    $  57,151,956
            Europe direct and European
              distributors                          14,826,863        6,101,400       20,928,263         (884,181)       9,506,859
            Eliminations                                  --         (7,871,788)      (7,871,788)        (187,351)            --
                                                 -------------    -------------    -------------    -------------    -------------

          Consolidated                           $ 104,035,806    $        --      $ 104,035,806    $   6,735,978    $  66,658,815
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

10.      ROYALTY AGREEMENTS

         Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the "Licensor"), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. The license agreement will terminate upon the expiration or invalidation of the last related patents. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2003, 2002, and 2001.

         During 2002, the Company entered into a license agreement with another medical product manufacturer (the "Licensor"), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, which will not exceed $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2006.

11.      EMPLOYEE BENEFIT PLAN

         The Company has a contributory 401(k) savings and profit sharing plan (the "Plan") covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees' compensation. Contributions made by the Company to the Plan for the years ended December 31, 2003, 2002, and 2001 totaled approximately $629,000, $499,000, and $361,000, respectively.

12.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly data for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                                                                 Quarter Ended
                                                  -----------------------------------------------------------------------
         2003                                            March 31          June 30        September 30       December 31

         Net sales                                     $ 31,741,573     $ 34,577,305      $ 34,506,889      $ 35,127,741
         Gross profit                                    13,271,189       15,180,921        15,977,441        16,294,241
         Income from operations                           4,965,240        6,351,453         7,084,321         7,228,398
         Income tax expense                               2,081,644        2,404,031         2,557,307         2,685,001
         Net income                                       3,752,197        4,205,546         4,651,887         4,685,768
         Basic earnings per common share                       0.15             0.17              0.18              0.18
         Diluted earnings per common share                     0.14             0.16              0.17              0.17


         2002

         Net sales                                     $ 28,672,168     $ 28,789,370      $ 29,341,129      $ 29,424,534
         Gross profit                                    11,151,780       12,033,078        12,556,666        12,773,949
         Income from operations                           3,483,243        4,104,019         4,624,051         4,564,175
         Income tax expense                               1,095,974        1,376,107         1,509,412         1,470,756
         Net income                                       2,326,907        2,701,814         3,125,403         3,155,906
         Basic earnings per common share                       0.10             0.11              0.13              0.13
         Diluted earnings per common share                     0.09             0.10              0.12              0.12


         2001

         Net sales                                     $ 26,788,373     $ 26,264,015      $ 25,694,128      $ 25,289,290
         Gross profit                                     9,219,374        9,426,157         9,725,611         9,726,620
         Income from operations                           2,083,229        2,177,236         2,730,338         2,948,823
         Income tax expense                                 460,737          785,935           854,528           951,217
         Net income                                       1,186,425        1,858,793         1,744,996         1,945,764
         Basic earnings per common share                       0.06             0.08              0.08              0.08
         Diluted earnings per common share                     0.06             0.08              0.07              0.07

                                   * * * * * *

SUPPLEMENTARY FINANCIAL DATA

         The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 12 to the Consolidated Financial Statements of the Company set forth above.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
         ----------------------------------------------------------------------
         None

Item 9A. Controls and Procedures
         -----------------------
     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act


There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                    PART III

Items 10, 11, 12, 13 and 14

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2004. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------
          (a) Documents filed as part of this report:

                (1) Financial Statements.  The following  consolidated financial statements and the notes thereto, and the Independent Auditors' Report are incorporated by reference as provided in Item 8 of this report:

                    --   Independent Auditors' Report

                    -- Consolidated Balance Sheets as of December 31, 2003 and 2002

                    -- Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2000

                    -- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

                    -- Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

                    --   Notes to Consolidated Financial Statements


(2)  Financial Statement Schedule

                    --   Schedule II - Valuation and qualifying accounts



                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                         Additions
                          Balance at     Charged to                  Balance at
                           Beginning       Costs                      End of
Description                of Year       Expenses      Deductions      Year

ALLOWANCE FOR UNCOLLECTIBLE
  ACCOUNTS:

2001                   $  (440,275)   $   (50,892)   $    82,316   $  (408,851)

2002                      (408,851)       (81,026)        13,583      (476,294)

2003                      (476,294)      (322,454)        49,745      (749,003)


RESERVE FOR INVENTORY
  OBSOLESCENCE:

2001                   $(1,986,315)   $(3,119,864)   $ 1,710,818   $(3,395,361)

2002                    (3,395,361)    (1,830,633)     2,457,572    (2,768,422)

2003                    (2,768,422)      (931,430)     1,322,641    (2,377,211)




All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

         (b) Reports on Form 8-K:

             Form 8-K          Date of Event                      Description
             --------          -------------                      -----------
             Item 12 & 7       10-24-03          Company's financial  and operating results
                                                 for the quarter ended September 30, 2003

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

      10.2       Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as           [Form S-1 filed  February 14,
                 amended effective January 1, 1991*                                   1992, Exhibit No. 8]

      10.3       License Agreement, dated April 8, 1992 between the Company and       [Form S-1 filed  February 14,
                 Utah Medical Products, Inc.*                                         1992, Exhibit No. 5]

      10.4       Lease Agreement dated as of June 8, 1993 for office and              [Form  10-K  for  year  ended
                 manufacturing facility*                                              December  31,  1994,  Exhibit
                                                                                      No. 10.5]

      10.5       Amended and Restated Loan Agreement with Zion's First National       [Form  10-K  for  year  ended
                 Bank dated August 11, 1999                                           December  31,  1995,  Exhibit
                                                                                      No. 10.5

      10.6       Amendment to Loan Agreement with Zion's First National Bank          Form  10-K  for  year   ended
                 3/11/2002*                                                           December  31,  2000,  Exhibit
                                                                                      No. 10.6]

      10.7       Fifth Amendment to Loan Agreement with Zion's First National         [Form  10-K  for  year  ended
                 Bank Date November 15, 2002*                                         December  31,  2003,  Exhibit
                                                                                      No. 10.7]

      10.8       Employment agreement between the Company and Fred P.                 [Form  10-K  for  year  ended
                 Lampropoulos*                                                        December  31,  2003,  Exhibit
                                                                                      No. 10.8]

      10.9       Employment agreement between the Company and Kent W. Stanger*        [Form  10-K  for  year  ended
                                                                                      December  31,  2003,  Exhibit
                                                                                      No. 10.9]

     10.10       Employment agreement between the Company and B. Leigh Weintraub*     [Form  10-K  for  year  ended
                                                                                      December  31,  2003,  Exhibit
                                                                                      No. 10.10]

     10.11       Employment agreement between the Company and Brian Ferrand*          [Form  10-K  for  year  ended
                                                                                      December  31,  2003,  Exhibit
                                                                                      No. 10.11]


     10.12       Amended and Restated Deferred Compensation plan                      Filed herewith

        21       Subsidiaries Of Merit Medical Systems, Inc                           Filed herewith

      23.1       Consent of Independent Auditors                                      Filed herewith

      31.1       Certification of Chief Executive Officer                             Filed herewith

      31.2       Certification of Chief Financial Officer                             Filed herewith

      32.1       Certification of Chief Executive Officer                             Filed herewith

      32.2       Certification of Chief Financial  Officer                            Filed herewith

* These exhibits are incorporated herein by reference.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.

                                      MERIT MEDICAL SYSTEMS, INC.

                                      By:  /s/:  FRED P. LAMPROPOULOS
                                         ----------------------------
                                          Fred P. Lampropoulos, President and
                                          Chief Executive Officer


                   ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2004. In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

                       Signature                                           Capacity in Which Signed
                       ---------                                           ------------------------


/s/:  FRED P. LAMPROPOULOS                                   President, Chief Executive Officer and Director
----------------------------------------------
Fred P. Lampropoulos


/s/:  KENT W. STANGER                                        Chief Financial Officer, Secretary, Treasurer and
----------------------------------------------               Director (Principal financial and accounting officer)
Kent W. Stanger


/s/:  RICHARD W. EDELMAN                                     Director
----------------------------------------------
Richard W. Edelman


/s/:  REX C. BEAN                                            Director
----------------------------------------------
Rex C. Bean


/s/:  JAMES J. ELLIS                                         Director
----------------------------------------------
James J. Ellis


/s/:  MICHAEL E. STILLABOWER                                 Director
----------------------------------------------
Michael E. Stillabower