Form 10-Q/A
period 2004-06-30
MERIT MEDICAL SYSTEMS INC
filed 2004-10-04
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MERIT MEDICAL SYSTEMS, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2004 is to refile the certifications of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Exhibits 31.1 and 31.2, respectively.

All subsequent references to the Quarterly Report on Form 10-Q for Merit Medical Systems, Inc. for the quarter ended June 30, 2004 shall refer to the initial Form 10-Q, as amended by this Amendment.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003 (Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,865,142	$30,204,083
Trade receivables—net	19,918,295	17,728,457
Employee and other receivables	339,287	267,288
Inventories	22,888,456	21,269,380
Prepaid expenses and other assets	1,082,323	823,221
Deferred income tax assets	677,212	220,625
Income tax refund receivable	28,227	374,644

Total current assets	80,798,942	70,887,698

PROPERTY AND EQUIPMENT:
Land	2,740,394	2,740,394
Building	5,269,821	5,268,260
Manufacturing equipment	30,646,287	29,480,421
Furniture and fixtures	12,430,876	11,953,358
Leasehold improvements	4,715,444	4,615,947
Automobiles	87,536	87,536
Construction-in-progress	12,620,085	4,886,530

Total	68,510,443	59,032,446
Less accumulated depreciation and amortization	(32,077,675)	(29,835,769)

Property and equipment—net	36,432,768	29,196,677

OTHER ASSETS:
Patents, trademarks and licenses—net	2,106,451	1,846,392
Goodwill	4,764,596	4,764,596
Other assets	1,268,768	572,988
Deposits	126,874	32,163

Total other assets	8,266,689	7,216,139

TOTAL ASSETS	$125,498,399	$107,300,514

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)

	Three Months Ended June 30, ,		Six Months Ended June 30
	2004	2003	2004	2003

NET SALES	$38,920,944	$34,577,305	$76,583,633	$66,318,878

COST OF SALES	20,911,592	19,396,384	42,141,343	37,866,768

GROSS PROFIT	18,009,352	15,180,921	34,442,290	28,452,110

OPERATING EXPENSES:
Selling, general, and administrative	8,795,625	7,650,977	17,331,427	14,840,524
Research and development	1,273,344	1,178,491	2,464,924	2,294,893

Total operating expenses	10,068,969	8,829,468	19,796,351	17,135,417

OTHER OPERATING INCOME:
Gain on sale of land		182,433		507,928

INCOME FROM OPERATIONS	7,940,383	6,533,886	14,645,939	11,824,621

OTHER INCOME (EXPENSE):
Litigation settlement			100,000	475,000
Interest Income	133,330	88,160	255,995	155,011
Other income(expense)	6,641	(12,469)	(9,424)	(11,214)

Other income - net	139,971	75,691	346,571	618,797

INCOME BEFORE INCOME—TAXES	8,080,354	6,609,577	14,992,510	12,443,418

INCOME TAX EXPENSE	3,008,696	2,404,031	5,545,076	4,485,675

NET INCOME	$5,071,658	$4,205,546	$9,447,434	$7,957,743

EARNINGS PER COMMON SHARE:
Basic	$.19	$.17	$.36	$.32
Diluted	$.18	$.16	$.34	$.30

AVERAGE COMMON SHARES:
Basic	26,301,004	25,201,865	26,183,069	25,117,861
Diluted	27,729,654	26,717,788	27,754,410	26,636,228

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	October 1, 2004	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL OFFICER