Form 10-Q
period 2004-09-30
MERIT MEDICAL SYSTEMS INC
filed 2004-11-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	26,429,236
Title or class	Number of Shares Outstanding at November 4, 2004

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In Thousands - Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,434	$30,204
Trade receivables - net	17,215	17,729
Employee and other receivables	157	267
Inventories	23,496	21,269
Prepaid expenses and other assets	1,071	823
Deferred income tax assets		221
Income tax refund receivables	2	375

Total current assets	76,375	70,888

PROPERTY AND EQUIPMENT:
Land	2,740	2,740
Building	5,950	5,268
Manufacturing equipment	31,155	29,481
Furniture and fixtures	12,620	11,953
Leasehold improvements	4,098	4,616
Automobiles	88	88
Construction-in-progress	20,859	4,887

Total	77,510	59,033
Less accumulated depreciation and amortization	(33,166)	(29,836)

Property and equipment—net	44,344	29,197

OTHER ASSETS:
Patents, trademarks and licenses - net	1,942	1,846
Goodwill	4,765	4,765
Other assets	1,441	573
Deposits	127	32

Total other assets	8,275	7,216

TOTAL ASSETS	$128,994	$107,301

See notes to consolidated financial statements.

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$	$17
Trade payables	8,727	5,700
Accrued expenses	7,385	7,994
Advances from employees	132	159
Deferred taxes payable	15
Income taxes payable	1,076	87

Total current liabilities	17,335	13,957

DEFERRED INCOME TAX LIABILITIES	2,991	3,020

DEFERRED COMPENSATION PAYABLE	1,470	573

DEFERRED CREDITS	1,352	1,507

Total liabilities	23,148	19,057

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2004, no shares issued
Common stock—no par value; 50,000 shares authorized; 26,429 and 26,003 shares issued at September 30, 2004 and December 31 2003, respectively	41,676	37,702
Retained earnings	64,594	50,959
Accumulated other comprehensive loss	(424)	(417)

Total stockholders’ equity	105,846	88,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,994	$107,301

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER  30,  2004 AND 2003

(In Thousands Except Share Data and Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

NET SALES	$35,476	$34,506	$112,059	$100,826

COST OF SALES	19,683	18,529	61,825	56,396

GROSS PROFIT	15,793	15,977	50,234	44,430

OPERATING EXPENSES:
Selling, general, and administrative	8,457	7,766	25,789	22,607
Research and development	1,210	1,127	3,674	3,422

Total operating expenses	9,667	8,893	29,463	26,029

OTHER OPERATING INCOME:
Gain on sale of land				508

INCOME FROM OPERATIONS	6,126	7,084	20,771	18,909

OTHER INCOME (EXPENSE):
Litigation settlement			100	475
Interest Income	143	108	399	263
Gain (loss) on sale of land	1		(2)
Other income(expense) - net	(41)	17	(47)	6

Other income - net	103	125	450	744

INCOME BEFORE INCOME TAXES	6,229	7,209	21,221	19,653

INCOME TAX EXPENSE	2,040	2,557	7,586	7,043

NET INCOME	$4,189	$4,652	$13,635	$12,610

EARNINGS PER COMMON SHARE:
Basic	$.16	$.18	$.52	$.50
Diluted	$.15	$.17	$.49	$.47

AVERAGE COMMON SHARES:
Basic	26,380,059	25,516,923	26,249,212	25,252,324
Diluted	27,760,219	27,238,920	27,756,826	26,838,568

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2004 AND 2003

(In Thousands and Unaudited)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,635	$12,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,544	3,361
Losses (gains) on sales of property and equipment	2	(508)
Bad debt expense	45	232
Write-off of certain patents and trademarks	243	10
Amortization of deferred credits	(152)	(120)
Deferred income taxes	206	34
Tax benefit attributable to appreciation of common stock options exercised	2,698	2,667
Changes in operating assets and liabilities:
Trade receivables	467	(1,866)
Employee and other receivables	110	1,298
Inventories	(2,226)	(1,320)
Prepaid expenses and other assets	(248)	(237)
Income tax refund receivables	372
Deposits	(95)	1
Other assets	(869)	(286)
Trade payables	3,027	1,584
Accrued expenses	(514)	2,452
Advances from employees	(27)	30
Income taxes payable	989	926
Deferred compensation payable	897	62

Total adjustments	8,469	8,320

Net cash provided by operating activities	22,104	20,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(18,673)	(6,130)
Patents and trademarks	(456)	(14)
Proceeds from the sale of property and equipment	2	569

Net cash used in investing activities	(19,127)	(5,575)

See notes to consolidated financial statements.

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$1,277	$1,559
Principal payments on long-term debt	(17)	(329)

Net cash provided by financing activities	1,260	1,230

EFFECT OF EXCHANGE RATES ON CASH	(7)	54

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,230	16,639

CASH AND CASH EQUIVALENTS:
Beginning of period	30,204	9,684

End of period	$34,434	$26,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$4	$20

Income taxes	$3,321	$2,754

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•      During the nine months ended September 30, 2004 and 2003, 24,114 and 50,704 matured shares, respectively, (i.e. shares owned for more than six months) of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $459,000 and $781,000, respectively, related to the exercise of stock options.  The matured shares were valued based upon the closing price of the Company’s common stock on the surrender date.

•      During the nine months ended September 30, 2004 and 2003, 14,820 and 33,568 matured shares of the Company’s common stock, with a value of approximately $265,000 and $526,000, respectively, were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2004 and 2003 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2004, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”).

Stock-Based Compensation.  We account for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and currently intend to continue to do so.  Accordingly, no compensation cost has been recognized for our stock compensation arrangements.  If the compensation cost for our compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, our net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$4,189	$4,652	$13,635	$12,610
Compensation cost under fair value-based accounting method, net of tax	459	423	2,722	1,625
Net income, pro forma	$3,730	$4,229	$10,913	$10,985

Net income per common share:
Basic:
As reported	$0.16	$0.18	$0.52	$0.50
Pro forma	0.14	0.17	0.42	0.43

Diluted:
As reported	0.15	0.17	0.49	0.47
Pro forma	0.13	0.16	0.39	0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003:  dividend yield of 0%; expected volatility of 55.97% and 63.97% for 2004 and 2003, respectively; risk-free interest rates ranging from 2.32% to 6.71%; expected life of 5 years.   For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.

Reclassifications.  Certain amounts have been reclassified in the prior year financials to conform with the current year presentation.

2.   Inventories. Inventories at September 30, 2004 and December 31, 2003 consisted of the following (in thousands) :

	September 30, 2004	December 31, 2003

Finished goods	$11,649	$11,996
Work-in-process	4,544	3,581
Raw materials	7,303	5,692

Total	$23,496	$21,269

3.  Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2004 and 2003 consisted of net income and foreign currency translation adjustments.  As of September 30, 2004 and December 31, 2003, the cumulative effect of such adjustments reduced stockholders’ equity by $423,518 and $416,701, respectively.  Comprehensive income for the three and nine-month periods ended September 30, 2004 and 2003 has been computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$4,189	$4,652	$13,635	$12,610
Foreign currency translation	(1)	(12)	(7)	54
Comprehensive income	$4,188	$4,640	$13,628	$12,664

4.  Stock Split.  On August 15, 2003 and December 3, 2003, we effected a four-for-three forward split of our common stock.  All earnings per share and share data have been adjusted to reflect those splits.

5.  Recently Issued Accounting Standard.  In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, impairment exists for which the determination must be made as to whether the impairment is other-than-temporary.  The EITF 03-1 impairment model applies to all investment securities accounted for under Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists.  Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses.  In September 2004, the Financial Accounting Standards Board approved FSP 03-1, which delayed the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved.  We believe that these issues will be resolved in the fourth quarter of 2004 and we will adopt the guidance at the time it is issued.  We will assess the impact on our consolidated financial statements when final issuance of EITF 03-1 occurs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statements will prove to be correct.  Our actual results will vary, and may vary materially from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with the Company’s growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003.  All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Factors That May Affect Future Results” beginning on page 11 below.

Overview

For the quarter ended September 30, 2004, we reported net income of $4.2 million, or $0.15 per share, on revenues of $35.5 million, up three percent, for the three months ended September 30, 2003.  For the comparable period of 2003, we reported net income of $4.7 million, or $0.17 per share, on revenues of $34.5 million. Net income for the third quarter of 2004 was down slightly, as the result of lower gross margins and higher selling, general and administrative expenses as a percentage of sales, when compared to the year ago period.

We reported record sales and earnings for the nine-month period ended September 30, 2004.  For the nine months ended September 30, 2004, we reported net income of $13.6 million, or $0.49 per share, on revenues of $112.1 million, up 11%, for the nine-month period ended September 30, 2003.  For the comparable period of 2003, we reported net income of $12.6 million, or $0.47 per share, on revenues of $100.8 million.  During the nine months ended September 30, 2003, we recorded a gain from the settlement of a legal dispute and sale of land in the amount of approximately $629,000 (net of tax), or $0.02 per share.  Excluding that gain, net income for the nine months ended September 30, 2004 was up 13% over the prior period. Net income for the nine months ended September 30, 2004 was positively effected by higher sales and gross margins, when compared to the same period in 2003.

Cash flow from operations was strong for the nine months ended September 30, 2004 at $22.1 million, up $1.2 million from the comparable period in 2003.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	44.5	46.3	44.8	44.1
Selling, general and administrative expenses	23.8	22.5	23.0	22.4
Research and development expenses	3.4	3.3	3.3	3.4
Other operating income				0.5
Income from operations	17.3	20.5	18.5	18.8
Other income	0.3	0.4	0.4	0.7
Net income	11.8	13.5	12.2	12.5

Sales.  Sales for the three months ended September 30, 2004 increased by 3%, or approximately $1.0 million, compared to the same period of 2003.  Compared to the third quarter of 2003, inflation device sales rose 9%; catheter sales grew 8%; custom kit sales remained about the same; and stand alone device sales fell 2%.   Sales for the nine months ended September 30, 2004 increased by 11%, or approximately $11.2 million.  Relative to the comparable nine-month period of 2003, catheter sales grew 16%; custom kit sales rose 12%; inflation device sales grew 11%; and stand alone device sales increased 9%.  Our revenues increased during the three and nine-month periods of 2004, notwithstanding the fact that the markets for many of our products are experiencing slight pricing declines.  Therefore, substantially all of the increase in revenues was attributable to increased unit sales.   Sales were favorably affected by an increase in the exchange rate between the Euro and the U.S. Dollar, which increased sales by 0.9% and 1.3% for the three and nine-month periods ended September 30, 2004, respectively, when compared to the same periods in 2003.  We believe our quarterly sales growth rate slowed during the third quarter of 2004, primarily due to fewer procedures being conducted, an increase in competitive pressures, and, to a lesser extent, weather-related disturbances in the Southeastern United States.

Gross Profit.  During the third quarter of 2004, gross profit decreased to 44.5% of sales, compared to 46.3% of sales for the same period of 2003.   The decline in the gross margin percentage for the third quarter of 2004 was primarily the result of higher fixed costs and lower production compared to the third quarter of 2003.  For the nine months ended September 30, 2004, gross profit improved to 44.8%, compared to 44.1% for the comparable period in 2003.  The increase in the gross margin percentage for the nine months ended September 30, 2004, when compared to the same periods of 2003, was primarily affected by an increase in efficiency and productivity gains achieved primarily by our operations groups.  These productivity gains have been achieved primarily by enhanced employee productivity, which we believe was encouraged by our bonus program, streamlined production layouts and investments in manufacturing equipment which have improved efficiencies.  With these improved efficiencies, our cost per unit for many of our products has decreased as our unit sales have grown, notwithstanding slight increases in fixed overhead costs.  Gross profit was also favorably affected by an increase of the exchange rate of the Euro against the U.S. Dollar, resulting in an increase in gross profit of 0.2% and 0.4% for the three and nine-month periods ended September 30, 2004, respectively,  when compared to the same periods in 2003.

Operating Expenses.  Operating expenses increased to 27.2% and 26.3% of sales for the three and nine-month periods ended September 30, 2004, compared with 25.8% of sales for both the three and nine-month periods ended September 30, 2003.  Selling, general and administrative expenses as a percentage of sales were 23.8% and 23.0% for the three and nine-month periods ended September 30, 2003, respectively, compared to 22.5% and 22.4% in the prior year’s comparable periods.  The increase in selling, general and administrative expenses as a percentage of sales during the three and nine-month periods ended September 30, 2004, was due primarily to the write-off of certain patent costs and expenses associated with our efforts to comply with requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Research and development expenses increased slightly to 3.4% of sales during the third quarter of 2004, compared to 3.3% of sales for the same period in 2003.  For the nine months ended September 30, 2004, research and development expenditures decreased to 3.3% of sales, compared to 3.4% of sales for 2003.

Other Income.  Other income for the third quarter of 2004 was approximately $103,000, compared to approximately $125,000 for the same period in 2003.  The decrease in other income during the third quarter of

2004, when compared to the same period in 2003, was primarily the result of mutual fund losses associated with our deferred compensation plan. Other income for the nine months ended September 30, 2004 was approximately $450,000, compared to other income of $744,000 for the nine months ended September 30, 2003.  The decrease in other income for the nine months ended September 30, 2004, when compared to the same period in 2003, was attributable primarily to the result of a gain from the settlement of a legal dispute of $475,000. Absent this legal settlement, other income for the nine months ended September 30, 2004 would have increased primarily as the result of an increase in interest income of approximately $136,000, when compared to the same period in 2003.

Income Taxes.  Our effective tax rate for the three months ended September 30, 2004 was 32.7%, compared to 35.5% for the same period of 2003.  For the nine months ended September 30, 2004, our effective tax rate was 35.7%, compared to 36.0% for the same period of 2003.  The decrease in the effective tax rate for the three and nine months ended September 30, 2004, as compared to the same periods of the prior year, was principally the result of increased tax benefits associated with the Company’s foreign sales.

Income.  During the third quarter of 2004, we reported income from operations of $6.1 million, a decrease of 14% from $7.1 million for the comparable period in 2003.  The decrease in income from operations for the third quarter of 2004, when compared to the same period in 2003, was primarily the result of lower gross margins and higher selling, general and administrative expenses as a percentage of sales.  For the nine months ended September 30, 2004, we reported income from operations of $20.8 million, an increase of 10% from $18.9 million for the comparable period in 2003.  The increase in operating income for the nine-month period ended September 30, 2004 was attributable primarily to increased sales and higher gross margins.  These factors contributed to net income of $4.2 million for the three months ended September 30, 2004, compared to net income of $4.7 million for the same period of 2003, and net income for the nine months ended September 30, 2004 of $13.6 million compared to $12.6 million for the nine months of 2003.

Liquidity and Capital Resources

On September 30, 2004, our working capital was $59.0 million, and our current ratio was 4.4 to 1. Our cash balance at September 30, 2004 was $34.4 million.  Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  We anticipate that during 2004 and the first half of 2005, we will need substantial funds to construct additional facilities in South Jordan, Utah and in Galway, Ireland.  Construction of these facilities is currently estimated to cost approximately $26 million in the aggregate. The Company has already spent $14.1 million through September 30, 2004 on these expansions. We anticipate that an additional $5 million, in excess of our 2003 annual capital expenditures, will be spent on a finished goods handling system and other production equipment for these new facilities.  Management believes that there is an increasing possibility for material cash requirements in the event of one or more acquisitions.  Our principal sources of funding for these and other expenses has been cash generated from operations, sales of equity principally resulting from the exercise of options granted to our employees under our stock incentive plan, cash from loans on equipment and bank lines of credit.  We believe our present sources of liquidity and capital are adequate for our current and anticipated operations for the foreseeable future.

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

Inventory Obsolescence Reserve.  We write-down our inventory for estimated obsolescence for unmarketable or slow-moving products that may expire prior to being sold.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  Our obsolescence reserve was approximately $2.5 million as of September 30, 2004.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $792,319 at September 30, 2004, which is generally in line with our historical collection experience.

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

We May Be Unable To Compete In Our Markets, Particularly If There Is A Significant Change In Relevant Procedures Or Technology, Or Increase In Competitive Pressures.

The market for each of our existing and potential products is highly competitive.  We face competition from several companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than Merit.  Such resources and market presence may enable our competitors to more effectively market competing products or market competing products at reduced prices in order to gain market share.  Further, such resources and market presence may enable our competitors to market products beyond the scope of Merit’s current business strategy.

Our ability to compete successfully is dependent, in part, upon our ability to respond effectively to changes in technology and procedures, as well as to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than Merit are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for our products and eventually make certain products obsolete.  A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business and financial condition.  Our inability to develop or introduce new products may also have an adverse effect on our ability to compete effectively.

Our Products May Be Subject To Recall Or Product Liability Claims.

Our products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy.  If our products do not function as designed, or are designed improperly, we may voluntarily withdraw such products from the market or be required to withdraw them by order of the FDA.  In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or a design is inappropriate, we may be subject to lawsuits seeking significant compensatory and punitive damages.  Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business or financial condition.

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

We May Be Unable To Successfully Manage Growth, Particularly If Accomplished Through Acquisitions.

We may attempt to acquire businesses, assets, products, or technologies that we believe will be strategic complement to our business model.  Successful implementation of our business model will require that we effectively manage any associated growth.  To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, enhance our information systems and operations to respond to increased demand, attract and retain qualified personnel and develop, train and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition. These acquisitions may also require significant management attention that would otherwise be available for ongoing development of our business.  Further, we may never realize the anticipated benefits of any acquisition.  We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the amount of cash available for our operations, or incur contingent liabilities in connection with any future acquisitions

To the extent that we grow through acquisition, we will face the additional challenges of integrating our current operations, culture, information management systems and other characteristics with that of the acquired entity.  We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may inherit certain liabilities in connection with the acquisition as a result of our failure to conduct adequate due diligence.  We may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s).  If we do not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

A Significant Adverse Change In, Or Failure To Comply With, Governing Regulations Could Adversely Affect Our Business.

Substantially all of our products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of our products is subject to regulation by the Food and Drug Administration (the “FDA”) in the United States and comparable regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered or sold.  Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA’s current Good Manufacturing Practices and similar requirements of foreign countries.  Our business and financial condition could be adversely affected if we are found to be out of compliance with governing regulations.  In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect our business and financial condition.

While We Believe That We Currently Have Adequate Internal Control Procedures In Place, We Are Still Exposed To Potential Risks From Recent Legislation Requiring Companies To Evaluate Controls Under Section 404 Of The Sarbanes-Oxley Act of 2002.

We are currently evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we are incurring additional expenses and a diversion of management’s time.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.   If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities and a loss of public confidence in our internal controls, which could adversely affect our financial results and the market price of our common stock.

A Significant Portion Of Our Revenues Are Derived From A Few Products And Procedures.

A significant portion of our revenues are attributable to sales of our inflation devices.  During the year ended December 31, 2003, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 33% of our total revenues. During the three and nine-month periods ended September  30, 2004, sales of our inflation devices (including inflation devices sold in custom kits) accounted for approximately 34% and 33%, respectively,  of our total revenues.   Any material decline in market demand for our inflation devices could have an adverse effect on our business and financial condition.

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

Termination Of Relationships With Our Suppliers, Or Failure Of Such Suppliers To Perform, Could Disrupt Our Business.

We rely on raw materials, component parts, finished products, and services supplied by outside third parties in connection with our business.  For example, substantially all of our products are sterilized by two entities.  In addition, some of our products are manufactured or assembled by third parties.  If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with Merit, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our customers may be disrupted or our costs could increase.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business and financial condition.

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

Failure To Obtain Or Maintain The Regulatory Approvals Required To Market And Sell Our Products, Could Disrupt Our Business.

We are subject to regulation by government agencies in the United States and international markets with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products.  For instance, most of our products are subject to FDA clearance and approval prior to marketing in the United States for commercial use.   We are also subject to similar approvals for international markets.   The process of obtaining and maintaining necessary regulatory approvals and clearances is expensive and time-consuming.  If we do not receive required regulatory approvals or clearance to market our products domestically and internationally, or if any approvals we have received are revoked or terminated, we may not be able to develop and-or commercialize our products which could disrupt our business.

We Are Dependent Upon Key Personnel.

The loss of one or more key members of our management team could affect our ability to successfully implement our business strategy.  Our success if achieved will be dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer.  Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and we do not maintain key man life insurance with respect to his life.  The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect our business and operations.  Our success will also depend, among other factors, on the successful recruitment and retention of key personnel.

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

Fluctuations In Euro Exchange Rates May Negatively Impact Our Financial Results.

Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on our margins and financial results.  For example, during 2003, the exchange rate between the Euro and U.S. Dollar resulted in an increase of the Company’s gross revenues of $2.4 million and 0.3% in gross profit.    For the three months ended September 30, 2004, the exchange rate resulted in an increase of gross revenues of $326,393 and approximately 0.2% increase in gross profit.

For the three months ended September 30, 2004, approximately $4.2 million, or 11.8%, of our sales were denominated in Euros.  If the rate of exchange between the Euro and the U.S. Dollar declines, we may not be able to increase the prices that we charge our European customers for products whose prices are denominated in Euros.  We may be unable to, or elect not to enter into, hedging transactions which could mitigate the effect of declining exchange rates.  As a result, as the rate of exchange between Euros and U.S. Dollars declines, our financial results may be negatively impacted.

The Market Price Of Our Common Stock Has Been, And May Continue To Be, Volatile.

The market price of our common stock has been, and may continue to be, highly volatile for various reasons, including the following:

•      Our announcement of acquisitions of businesses, assets, products or technologies;

•      Our announcement of new products or technical innovations, or similar announcements by our competitors;

•      Development of new procedures that use, or do not use, our technology;

•      Quarter-to-quarter fluctuations in our operating or financial results;

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

We Are Subject To Work Stoppage, Transportation And Related Risks.

We manufacture our products at various locations in the United States and Ireland and sell our products throughout the United States, Europe and other parts of the world.  We depend on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to our various facilities and to move Merit products to customers, operating divisions and other subsidiaries located within and outside the United States.  Our manufacturing operations, and the operations of the transportation companies on which our operations depend, may be adversely affected by natural disasters and significant human events, such as war, terrorist attack, riot, strike, slowdown or similar event.   Any disruption in our manufacturing or transportation could materially adversely affect our ability to meet customer demands or conduct our operations.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. A portion of our revenues for the three months ended September 30, 2004 ($4.2 million, representing approximately 11.8% of aggregate revenues) came from sales that were denominated in Euros.  Certain of our expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate.  Because of our Euro-denominated revenues and expenses, in a year in which our Euro-denominated revenues exceed our Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U.S. Dollar.  During 2004, the exchange rate between the Euro and the U.S. Dollar resulted in an increase of our gross revenues of $326,393 and $1.4 million for the three and nine months ended September  30, 2004, respectively, and 0.2% and 0.4%, respectively,  in gross profit.

As of September 30, 2004, we had a net exposure (representing the difference between Euro-denominated receivables and Euro-denominated payables) of approximately $167,000.  In order to partially offset such risk, on August 31, 2004, we entered into a 30-day Euro forward hedge contract.  We entered into similar hedging transactions at various times during the year in an effort to partially offset exchange rate risks we bore throughout the year. We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three and nine months ended September 30, 2004, we experienced a net loss of $1,449 and $55,082 on these economic hedging transactions.

As of September 30, 2004, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the our disclosure controls and procedures, as of September 30, 2004. Based on that evaluation, the our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by the Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Forms 8-K:

Form 8-K	Date of Event	Description
Items 7&12	7/22/2004	Merit’s financial and operating results for the quarter ended June 30, 2004

Items 7,9, &12	8/3/2004	Supplier agreement with Premier Purchasing Partners, L.P.

Items 7.01 and 9.01	9/13/2004	Supplier agreement with Novation, the supply Company of VHA Inc. & University Health System Consortium

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 8, 2004	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	November 8, 2004	/s/ Kent W. Stanger
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER