Form 10-K
period 2004-12-31
MERIT MEDICAL SYSTEMS INC
filed 2005-03-15
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

MERIT MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Utah	0–18592	87–0447695
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1600 West Merit Parkway
South Jordan, Utah 84095

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (801) 253–1600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes  ☒   No  ☐

The aggregate market value of the Common Stock held by non–affiliates of the Registrant, on June 30, 2004, which is the last day of the Registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2004), was approximately $390 million. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

As of March 10, 2005, the Registrant had 26,500,865 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2005.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date.  The Company assumes no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including market acceptance of the Company’s products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that could render the Company’s products obsolete, product liability claims, foreign currency fluctuations, changes in health care markets related to health care reform initiatives, and other factors referred to in the Company’s press releases and reports filed with the Securities and Exchange Commission (the “SEC”).  All subsequent forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on the Company’s operating results are described under “Factors That May Affect Future Results” beginning on page 14.

Item 1.           Business.

GENERAL

Merit Medical Systems, Inc. (the “Company” or “Merit”) was formed in 1987 by a few members of its current management for the purpose of producing single-use medical products of high quality and superior value primarily for use in diagnosis and treatment of cardiovascular disease.  The Company’s products are designed to enable physicians and other health care professionals to perform interventional and diagnostic procedures safely and effectively.  Initially, the Company’s expertise in product design, proprietary technology and skills in injection and insert molding enabled it to introduce innovative new products and capture significant market share.  The Company subsequently combined its plastics molding capability with the application of proprietary electronics and sensor–based technologies to develop a line of angioplasty inflation products with electronic sensing and display features.  These devices are now included in a group of sensor–based products designed to address a broad range of needs related to diagnostic and interventional catheterization procedures performed in hospitals.  The Company has expanded its product offerings to include angiographic catheters, guide wires, needles, safety products, therapeutic infusion catheters and accessories, drainage catheters and accessories, sheath introducers, pressure infusion bags, syringes, kits, procedure trays, and a number of line extensions to core products.

The Company’s strategy is to offer a broad line of innovative, disposable products for diagnosis and intervention in radiology and cardiology.  Merit continues to increase market acceptance and penetration for both its existing and new products in the United States and in international markets.  Longer term, the Company’s strategy is to extend the application of its sensor–based technologies, plastics molding, catheter, guide wire, and electronic capabilities and to develop products for diagnostic and interventional procedures in additional markets such as neuroradiology, nephrology, pain management and critical care.  The Company’s sales of stand-alone products in combination with custom kits have increased as additions have been made to the Company’s product lines.  In 2004, approximately 47% of the Company’s sales were made directly to U. S. hospitals and approximately 27% of sales were made to custom packagers, distributors and original equipment manufacturers (“OEM”) companies.  Approximately 25% of the Company’s sales in 2004 were made in international markets.  Approximately 1% of sales were non-medical, including sensors.

The Company was organized in July 1987 as a Utah corporation.  In July 1994, the Company purchased a controlling interest in Merit Sensor Systems, Inc. (formerly Sentir, Inc.), a California-based manufacturer of silicon sensors, and during 1999, the Company purchased the remaining interest in Merit Sensor Systems, Inc.  The Company also established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and the Netherlands to conduct international business.  In January 1997, the Company purchased the operating assets and product lines of Universal Medical Instruments Corp. (“UMI”).  In August 1999, the Company purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc. (“Mallinckrodt”).  In 2000, the Company purchased the assets of Elecath (Electo Catheter Corp.).  In November 2004, the Company purchased substantially all of the assets of MedSource Packaging Concepts LLC (“MedSource”).  Unless otherwise specified or evident from the context, references to the Company include its consolidated subsidiaries.  The Company’s principal offices are located in manufacturing and office facilities at 1600 West Merit Parkway, South Jordan, Utah, 84095, and its telephone number is (801) 253–1600.   See “Item 2. Properties.”

PRODUCTS

The Company’s products have been designed and developed in response to the needs of customers and patients.  These needs have been identified primarily through observation of procedures in cardiac catheterization and radiology laboratories, consultation with the Company’s medical advisors and consultants and direct communication with customers.  Since 1988, the Company has developed and introduced several product lines, including the following:

•                  coronary control syringes (CCS™, Smart Tip™ Inject8™, and Inject10™);

•                  inflation devices (IntelliSystem®, Monarch®, Basix®, BasixCOMPAK™ including new 30-atmosphere versions), and monitors (IntelliSystem® and IntelliSystem II™);

•                  specialty syringes (Medallion® and VacLok®);

•                  high-pressure tubing and connectors (Excite™, flexible, braided, rigid, PVC, and Sherlock™);

•                  waste management products (Merit Disposal Depot™, Backstop®, MDD600™, MiniStop™, ShortStop®, and Dugout®);

•                  disposable blood pressure transducer (Meritrans®); and pressure monitoring tubing;

•                  disposable hemostasis valves and accessories  (MAP™, MBA™, Passage®, Access 9™, Access Plus™, Double-Play™, RXP™) and guide wire torque devices;

•                  manifolds and stopcocks (Marquis® series);

•                  radial artery compression systems (Radstat™);

•                  contrast management systems (Miser® and In Line Contrast Management System™, drip sets and spikes);

•                  angiography needles and accessories (Majestik® series, Majestik® Shielded Needle, Captiva®, ShortStop®, and A.S.K. Merit Safety Access Kits™);

•                  drainage catheters and accessories (Resolve®, One Step™ and StayFix™);

•                  pericardiocentesis catheters and procedure trays;

•                  thrombolytic infusion catheters (Fountain® and Mistique®) and accessories (Squirt®);

•                  diagnostic angiographic pigtail catheters, diagnostic cardiology and radiology catheters (SofTouch® and Performa®), and marker band catheters;

•                  guide catheters (Trax®);

•                  sheath introducers (DialEase™, registered trademark of Thomas Medical, Merit® MAK), and vessel dilators, fixed and movable core;

•                  diagnostic guide wires (Inqwire®), and accessories (Keep™ and Ringmaster™), and hydrophilic guide wires, (Merit® H20);

•                  pressure infusor bags;

•                  and procedure trays.

These products are sold separately, and many are sold in custom kits consisting primarily of selected combinations of products.

The Company has not experienced any significant product liability claims; however, the sale and use of its products entail an inherent risk that product liability claims may be asserted against the Company.  The Company maintains product liability insurance in the amount of $5,000,000 per occurrence and in the aggregate, which may not be adequate for expenses or liabilities actually incurred.

The following paragraphs briefly describe and provide other information regarding Merit’s key products:

Inflation Devices and Angioplasty Accessories.  Inflation devices are large, specialized syringes used in interventional catheterization procedures to inflate balloon-tipped catheters.  Each of the Company’s inflation devices incorporates patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure.  Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.

The Company’s IntelliSystem® inflation device, which was the first such device to incorporate electronic sensing and display features, consists of a disposable 20cc inflation syringe and an internal pressure transducer which connects to a monitor outside of the sterile field.  The IntelliSystem® monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon.  The Company believes that electronic sensing and display of such information is much more accurate and precise than that which can be obtained from conventional analog gauges.  The data is stored and may be retrieved, displayed, graphed, and printed.

In 2003, Merit launched the patented IntelliSystem II™ color monitor, an advanced balloon inflation system.  It gives physicians several desirable options, including a large touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show subtle changes in pressure measurements.  In addition, the readouts are available in four languages by touching the screen.   Management believes that Merit is the only company with digital technology sensitive enough to show subtle changes in pressure.

The Monarch® is a disposable inflation device that digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe.  The small monitor does not offer the same display, storage or printing capabilities of the IntelliSystem® & IntelliSystem II™, but offers the convenience of portable, digital operation.  In 2003, Merit launched a 30-atmosphere version of the Monarch® to provide clinicians with additional options.

The Basix® and the BasixCOMPAK™ are disposable inflation syringes that incorporate conventional analog pressure gauges mounted on the barrels of inflation syringes.  The Basix® more closely resembles devices marketed by the Company’s competitors but includes the Company’s proprietary design features and benefits.  The Company believes that the Basix® and BasixCOMPAK™ represent a significant addition to its line of inflation devices and will contribute to increased sales where both clinical outcomes and price are a priority.

Hemostasis Valves.   The MBA™, Passage®, AccessPlus™, Access 9™, and Double Play™, hemostasis valves are used in conjunction with the Company’s inflation devices and as a component of the Company’s angioplasty packs.  These valves are made of polycarbonate plastic for clarity and include Sherlock™ connectors.  The devices differ in size and function.  The MBA™ features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve.  The Access Plus™ and Access 9™ are large-bore configurations.  The Double Play™ incorporates a double “Y” configuration for kissing-balloon techniques.

Torque Device.  The Merit torque device is a guide wire steering tool with a tapered design and contrasting colors for improved visibility.  The torque device typically is included as a component of the Company’s angioplasty packs.

Coronary Control Syringes.  The Company’s disposable control syringes are utilized for one–handed control of the injection of contrast media and other fluids during angiography, angioplasty, and stent placement.   (A stent is a device that is inserted into a vessel or passage to keep it open and prevent closure due to stricture or external pressure).  Control syringes are molded from polycarbonate material, which is tougher than glass and most other plastics used in the medical products industry.  The Company offers different models and sizes of the control syringes with varying features, according to physician preference.  These features include different configurations of syringe handles, plungers, and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes.  In response to customer requests, all Merit control syringes are latex-free.

Specialty Syringes.  Merit’s Medallion® syringes, a line of disposable, latex-free, color-coded specialty syringes, are used for injection of medications, flushing manifolds and other general purposes.  The 60ml VacLok® syringe is used to create negative pressure.  There are many clinical applications for a negative pressure syringe, including abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.  These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations.  The color-coding minimizes medication errors by allowing clinicians to assign a color for each medication to be dispensed and to differentiate syringes by their contents.  The syringes also can be custom printed to the specifications of the user.  The Company believes that the design, color-coding and materials used in its specialty syringes contribute to patient safety and more efficient procedures.  The specialty syringes are sold separately and are an important component of the Company’s custom kits.

Marquis™ Series Stopcock.  The Company’s Marquis™ Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle.  The Marquis™ Series Stopcock is used in connection with Sherlock™ connectors to provide improved connections during procedures.  Stopcocks are manufactured in numerous design configurations and styles, including 1-way, 3-way, 4-way, 50 pounds per square inch (“psi”) to 1050 psi, on and off handles, fixed luer, rotating luer, and slip luer.

Large-Bore Stopcock.  The Large-Bore Stopcock is designed to facilitate movement of fluid.  The large internal diameter (0.120”) is designed for moving drainage fluid from the body.  Like all Merit stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate handle.

Manifolds.  The administration of saline, imaging and contrast fluids and the management of blood-pressure, fluid injection and waste collection in angiography or angioplasty procedures are accomplished through a series of valves on a manifold which control the flow of various fluids.  The Company has designed its own manifold consisting of one, two, three, four, or five valves.  When compared to manifolds sold by competitors, the Company believes its manifold offers greater ease of use, simplified identification of flow direction, and leak–free operation under the pressures of manual or mechanical injection of fluids.  The Merit manifold is sold separately but is also a key component of the Company’s custom kits.

High-Pressure Contrast Injection Line.  During angiographic and diagnostic radiology procedures, contrast media must be injected through a catheter into a patient’s artery or vein.  This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi, and requires tubing that can withstand these pressures.  The Company offers high-pressure, braided and clear, specialty tubing with proprietary Sherlock™ connectors.  Excite™ is a line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength.  The connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breaking.  The Company is currently offering specialty tubing that can handle pressures ranging from 500 to 1200 psi.  The specialty tubing is an important component of custom kits.

RadStat™ Radial Artery Compression Device.   The RadStat™ Radial Artery Compression Device is intended to be used to apply direct pressure to the radial artery puncture site after diagnostic and interventional procedures.  In addition to rapid controlled hemostasis, the RadStat™ immobilizes the wrist comfortably, permitting a patient’s rapid return to ambulation.

Waste Containment Systems.  Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible.  To address these concerns, the Company has designed a waste containment bag which connects to a manifold in a closed system and collects waste materials such as blood and other fluids during angioplasty or other procedures.  The Merit Disposal Depot™ is self-contained for ease of disposal and reduces the risk of contamination.  The Backstop® is a unique and proprietary alternative fluid disposal basin designed to reduce exposure to blood-borne pathogens.  The DugOut®, a large volume (1000 ml) line extension to the Backstop®, also contains an additional compartment for the storage of accessories.

Contrast Management Systems.  The Miser™ and the In Line Contrast Management System™ have been designed to increase catheterization lab efficiencies by reducing contrast media waste.  This small system helps hospitals save thousands of dollars a year in wasted contrast.

Majestik® Angiographic Needles.  The angiography needle creates the percutaneous (through the skin) access site for virtually all invasive diagnostic and interventional procedures performed in cardiology and radiology.  The needle provides the initial point of entry site for the introducer sheath, guide wires, catheters and any other diagnostic and interventional devices.  The Merit Majestik® needle helps physicians achieve precise vascular access with one of the sharpest angiography needles on the market.

Majestik® Shielded Angiography Needles.  The Needlestick Safety and Prevention Act passed by the United States Congress in November 2000 requires healthcare employers to document their exposure control plan and evaluate safety-engineered products to protect clinicians.  In 2002, Merit launched a new line of shielded, 18-gauge angiography introducer needles designed to meet the requirements of the law.  Merit’s management believes the Majestik® shielded needle is one of the first safety-engineered devices designed to promote safer needles in cardiology and radiology.  A.S.K. Merit Safety Access Kits™ were launched in early 2003 and include protected scalpels and needles used for vascular access.

Fountain® and Mistique® Infusion Catheters.  Vascular occlusion is a common anomaly that affects millions of patients each year.  Both the Fountain® and the Mistique® catheters deliver therapeutic solutions to dissolve thrombolytic occlusions (blood clots) in peripheral arteries, hemodialysis grafts and deep veins.  The Fountain® catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes.  The Mistique® is designed to be used over standard 0.035 or 0.038 guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

Squirt® Fluid Dispensing System.  The Squirt® fluid dispensing system is a unique and proprietary product designed specifically for therapeutic infusion of controlled, accurate and consistent fluid delivery.  Some Fountain catheter configurations contain a Squirt® system packaged with them.

DialEase® Introducer Sheath.   The DialEase® Introducer Sheath (a registered trademark of Thomas Medical) is a short introducer ideally suited for dialysis graft intervention.  It is commonly used in conjunction with the Fountain® and Mistique® therapeutic infusion catheters to declot dialysis grafts.

InQwire® Diagnostic Guide Wires.  Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil.  The technology needed to produce these wires is considerable, and Merit utilizes its guide wire center of excellence in Ireland to manufacture the InQwire® Diagnostic Guide Wire.  Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient’s cardiovascular system.  In late 2003, Merit launched a line of hydrophilic guide wires (Merit® H20).

RingMaster™.  The RingMaster™ guide wire basin allows clinicians to conveniently store guide wires to maintain sterility and organization.  It separates wires for quick selection, uses less table space than conventional basins because it is stackable, and helps keep wires hydrated throughout the procedure.

Vessel Dilators.  Dilators are used to dilate puncture sites.  They are commonly used in radiology and cardiology over an 0.035” or 0.038” guide wire to dilate the site prior to placing sheaths and catheters in the femoral artery.

Pericardiocentesis Kit.  On occasion, the pericardial sac surrounding the heart becomes filled with blood or fluid.  To remove the fluid and the potential for heart strangulation (tamponade), a catheter is placed in the pericardial sac to drain the excess fluid.  Merit offers a complete pericardiocentesis kit that combines a high-flow drainage catheter with all components needed to place the device in the pericardial sac.  The kit combination saves physicians both time and money by having all components in one convenient tray.

One-Step™ Centesis Catheter.  The One Step™ centesis catheter is intended to be used for short-term centesis procedures.  It incorporates a luer-locked introducer needle for secure, one-handed placement.  The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement.  The transition between the catheter and needle is smooth to facilitate insertion.  In 2003, Merit launched a new line of safety kits including the One-Step centesis catheter.

Resolve® Universal Drainage Catheter with Non-Locking Pigtail.  The Resolve® Universal Drainage Catheter with non-locking pigtail is a standard drainage catheter designed to expand Merit’s offering of drainage products.

StayFix™ – Catheter Fixation Device.  StayFix™ is a one-piece catheter tube securing device and site dressing for percutaneous drainage sites.  The product provides a comfortable, low-profile fixation device for catheters and tubes.  The device is used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

MDD600™.  The Merit Disposal Depot™ is specifically designed to temporarily collect fluids.  It incorporates a drainage spout for quick and easy fluid disposal, and an internal anti-reflux valve to help prevent fluid from backing up the line.  The bag also comes packaged with an adjustable velcro strap that can be used to attach the device to the patient’s waist or leg.

Meritrans® Pressure Transducer and Accessories.  Diagnostic blood pressure monitoring is a critical priority in virtually all diagnostic and interventional procedures.  The Meritrans® provides clinicians with reliable and precise blood pressure measurement.  The clear flow-through design makes flushing and debubbling simple and safe.  The transducer is a vital component of many custom kit configurations.  Pressure Monitoring Tubing and Stopcocks are common ancillary products to complement the Meritrans®.  Merit provides several reusable accessories to support the Meritrans®.  The Merit Mentor™ is a transducer calibration and troubleshooting device that insures accuracy and repeatability of physiologic pressure measurements.  Reusable transducer cables connect the Meritrans® to the bedside monitor.  Organizing brackets hold multiple transducers to beds and IV poles.

Pressure Infusor Bag.  Merit’s pressure infusor bags include proprietary over-pressure relief valves.  These devices are used hospital-wide to apply pressure to a sealed bag of fluid, such as IV solutions or blood products.  The pressure exerted is shown by a color-coded pressure gauge, and the device has a valve that releases pressure to prevent inadvertent over-pressurization.

ShortStop®.  The ShortStop®, a small, temporary sharps container with an adhesive base that fits on the back table in a clinical lab, is used for the temporary containment of needles, scalpels and other sharp tools to help prevent inadvertent clinician injury.

Custom Kits.  Custom kits allow physicians to obtain the medical devices and accessories they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and preassembled form.  Custom kits also provide cost savings over purchasing single products and reduce hospitals’ administrative costs associated with maintaining inventory of individual, sterile products.

Universal Fluid Dispensing Syringe.  Merit’s digital inflation devices (IntelliSystem® and Monarch® products) allow for a wide range of additional clinical applications such as discography, esophageal dilatation, trigeminal nerve compression, and retinal detachment.  Universal fluid dispensing syringes incorporate patented, proprietary design features which contribute to ease of use, including allowing the clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure.  Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate measurement of pressure.  When used in clinical applications such as discography, the IntelliSystem® accurately dispenses fluid while documenting and graphing pressures in the disc.  The Company believes that electronic sensing display of such information is much more accurate and precise than the tactile feel of standard syringes and that of conventional analog gauges.  The data is stored and may be retrieved, displayed, graphed, and printed.

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

Diagnostic Radiology Catheters.  Radiology catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, legs, etc).  Merit acquired a radiology catheter product portfolio from Mallinckrodt’s Angleton division in 1999.

Angiography Pigtail Catheter.  Merit’s thin-wall, Teflon® (a registered trademark of DuPont), high-flow, pigtail angiographic catheters are designed for smaller patients.

Vessel-Sizing Catheters.  Merit’s complete line of adult vessel-sizing catheters are used by radiologists to measure the internal diameters and lengths of blood vessels under fluoroscopy.  Procedures in which these catheters are used include angioplasty, embolization, abdominal aortic aneurysm (AAA) stent-grafts and vena cava filter placements.  Merit also offers pediatric vessel-sizing catheters .

Guide Catheters.  Coronary angioplasty requires guiding catheters to place balloons within the vasculature.  Catheters are inserted through sheaths into the arterial system.  Once in place, guiding catheters act as conduits for guide wires, dilating balloon catheters, coronary stents, and radiopaque dye that is used to provide fluoroscopic visualization during procedures.

MARKETING AND SALES

Target Market/Industry.  Cardiovascular disease continues to be a leading health problem in the United States.   According to American Heart Association estimates, nearly 60 million Americans, or approximately 25% of the population, have one or more types of cardiovascular disease.  Cardiovascular disease accounts for an estimated one million deaths annually, more than 40% of the U.S. total.  A majority of the Company’s sales revenues is derived from products used in coronary angiography and angioplasty procedures designed to treat cardiovascular disease.  The Company believes that transcatheter modalities (products and technologies utilizing heart catheterization procedures) such as balloons, bare metal and drug eluding stents, and defect repair currently represent the greatest potential to diagnose and treat the disease.  The Company intends to build upon its existing market position in both catheter technology and accessory products to continue its sales growth.

The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement.  The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends.  This has not, however, prevented significant investment in new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention.  Much of this additional investment relates to procedures, devices and drugs for the treatment and prevention of coronary artery disease that have been developed and are currently being used by physicians.  These procedures, devices and drugs include laser angioplasty, atherectomy procedures and drug therapies, the effect of which may be to render certain of the Company’s products obsolete or to limit the markets for Merit’s products.  However, with the advent of vascular stents and other procedures, such as discography and kyphoplasty, the Company has experienced continued growth in its proprietary inflation technology.  The Company is monitoring trends in the industry and believes it is in a position to launch catheters and accessories to support growing clinical applications.

There are a large number of projects focused on improving the diagnosis of cardiovascular disease, improving the issue of restenosis and other less invasive alternatives to open-heart surgery.  In recent years researchers have focused their interests on technologies and products that support the growth of transcatheter approaches to reducing the morbidity and mortality of cardiovascular disease, including drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy, and transmyocardial revascularization.  One area of specific interest to the Company is transradial catheterization, which is the introduction of vascular catheters through the radial artery, allowing a patient’s rapid return to ambulation, which ultimately reduces total patient cost.  The Company plans to continue to develop and launch innovative products to support these clinical trends.

Market Strategy.  The Company’s marketing strategy is focused on identifying and introducing a continual flow of highly profitable, differentiated products that meet customer needs.  The Company has targeted selected hospital market segments in cardiology and radiology where its products are used.  Suggestions for new products and product improvements may come from engineers, sales people, physicians and technicians who perform the clinical procedures.

When a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with the Company’s business, and has a good potential financial return, a “project team” is chartered with individuals from the Company’s marketing, engineering, manufacturing, legal, and quality assurance departments.  This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing, and prepares the product for market introduction.  The Company strongly believes that one of its marketing strengths is its capacity to rapidly conceive, design, develop, and introduce new products.

U. S. Sales.  The Company’s direct sales force currently consists of a vice president of sales, an executive sales manager, six regional sales managers and 49 direct sales representatives located in major metropolitan areas throughout the United States.  The Company’s sales people are trained by personnel at the Company’s facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings, by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

International Sales.  Approximately 100 independent dealer organizations distribute the Company’s products worldwide, including territories in Europe and Asia.  The Company has appointed a vice president for international sales and established an international sales and distribution office in Maastricht, The Netherlands.  Approximately 17 direct sales representatives presently sell the Company’s products in Germany, France, the United Kingdom, Belgium, Netherlands, and Ireland.  In 2004, the Company’s international sales grew by 10% and accounted for approximately 25% of total sales.  With the recent and planned additions to its product lines, the Company believes that its international sales will continue to increase.

International dealers are required to inventory products and sell directly to customers within defined sales territories.  Each of the Company’s products must be approved for sale under the laws of the country in which it is sold.  International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

OEM Sales.   The Company currently has an OEM division that sells molded components, sub-assembled goods, and bulk non-sterile goods, which may be combined with other components and/or goods from other companies and then sold under a Merit or non-Merit label.   Merit has both international and domestic OEM sales.

CUSTOMERS

The Company serves hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management physicians), neurologists, technicians, and nurses, all of whom influence the purchasing decision for Merit’s products.   Hospitals and acute care facilities in the United States purchase the Company’s products through the Company’s direct sales force, distributors, OEM relationships, custom packagers and packers who assemble and combine products in custom kits and packs.  Outside the United States, customers (hospitals and acute care facilities) purchase through the Company’s direct sales force, or in the absence of a sales force, purchase through independent distributors or OEM relationships.

In 2004, approximately 47% of the Company sales were made directly to domestic hospitals, approximately 14% to custom tray manufacturers and domestic dealers, approximately 25% to international markets, and approximately 1% were non-medical.  Sales to the Company’s single largest customer, a packer, accounted for approximately 7% of total sales during the year ended December 31, 2004.  Merit manufactures products for other medical device companies through its OEM program.  During the year ended December 31, 2004, OEM sales represented approximately 13% of Merit’s total revenue, which included 3% purchased by international OEM companies.

RESEARCH AND DEVELOPMENT

The Company believes that one of its historic strengths is its ability to quickly adapt its expertise and experience in injection molding, insert molding, catheter extrusion, guide wire assembly, and electronic and sensor technologies, and apply these core competencies to a perceived need for a new product or product improvement.  The Company’s development efforts are presently focused on disposable, innovative single-patient or single-use items, which can be included in the Company’s custom kits or sold separately.

The Company’s executive officers devote a portion of their time to research and development.  Research and development expenses were $5,118,851, $4,626,459, and $4,007,622 in 2004, 2003, and 2002, respectively.  The Company did not conduct any customer-sponsored research and development during those periods.  The Company anticipates that its research and development expenses will range between approximately 3% and 4% of net sales during the year ending December 31, 2005.

MANUFACTURING

Many of the Company’s products are manufactured utilizing its proprietary technology and expertise in plastic injection and insert molding.  Tooling of molds is contracted with third parties, but the Company designs and owns all of its molds.  The Company utilizes its experience in injection and insert molding technologies in the manufacture of most of the custom components used in its products.

The electronic monitors and sensors used in the Company’s IntelliSystem® and Monarch® inflation devices are assembled from standard electronic components or purchased from suppliers.  In July 1994, the Company acquired a 73% interest, and in August 1999, the Company acquired the remaining interest in Merit Sensor Systems, Inc., which develops and markets silicon sensors.  Merit Sensor Systems, Inc. is presently providing virtually all of the sensors utilized by the Company in its digital inflation devices.

The Company’s products are manufactured at several facilities including South Jordan, Utah; Santa Clara, California; Galway, Ireland; Angleton, Texas and a leased expansion facility in Murray, Utah.  With the acquisition of MedSource in November 2004, the Company’s manufacturing has expanded to a new facility in Richmond, Virginia.  See “Item 2. Properties.”

Merit’s variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long-term relationships with such suppliers, promote stability in its manufacturing process.  Historically, Merit has not been materially affected by interruptions with such suppliers.  Further, Merit has developed contingency plans to engage back-up suppliers, materials and components in the event of supply interruptions.

COMPETITION

The Company competes in the domestic and international radiology and cardiology markets, which encompass a large number of suppliers of many different sizes.  The Company competes with more than 30 different companies.  These firms include small firms, such as Possis Medical and Microtherapeutics; medium-sized companies like Cook, Arrow, and Angio Dynamics; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Guidant, Medtronic, and C.R. Bard.   Many of the Company’s competitors have substantially greater financial, technical, and marketing resources than the Company.

The principal competitive factors in the markets in which the Company’s products are sold are quality, performance, service, breadth of line, and price.  The Company believes that its products have achieved rapid market acceptance due, in part, to the quality of materials and workmanship, innovative design, ease of operation, and the Company’s prompt attention to customer inquiries.  The Company’s products are priced competitively, but generally not below prices for competing products.  One of the Company’s primary competitive strengths is a comprehensive, broad line of ancillary products used in both cardiology and radiology.

The Company’s management believes, based on available industry data with respect to the number of procedures performed, that it is one of two market leaders in the United States for control syringes, tubing, and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and is the world market leader for inflation devices and hemostasis accessories.  The Company’s management also believes that the recent and planned additions to the Merit product lines will enable Merit to compete more effectively in both U.S. and international markets.  The Company’s new IntelliSystem® II color monitor provides considerable improvements, including sensitivity in Merit’s existing, patented digital technology.  Management believes the Company is the only provider of digital inflation technology in the world.  There is no assurance, however, that the Company will be able to maintain its existing competitive advantages or compete successfully in the future.

A substantial majority of the Company’s revenues are presently derived from sales of products used in diagnostic angiography and interventional angioplasty procedures.  Other procedures, devices, and drugs for the treatment and prevention of cardiovascular disease have been developed and are currently being used, including laser angioplasty, atherectomy procedures, and drug therapies, the effect of which may be to render certain of the Company’s products obsolete or to limit the markets for its products.  However, with the advent of vascular stents and other procedures such as discography, the Company has experienced continued growth in its proprietary inflation technology.

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

The Company considers its proprietary technology to be important in the development and manufacture of its products and seeks to protect its technology through a combination of patents, trademarks, trade secrets, copyrights, and confidentiality agreements with its employees and others.   Merit generally seeks patent protection of its technology in the United States and certain foreign countries where such protection appears to be available and appropriate.  Merit has received 95 issued U.S. and foreign patents, and other U.S. and foreign patent applications are currently pending.  Eight U.S. patents were issued to Merit during 2003 and 2004.  These patents are directed to the following innovations:  U.S. Patent No. 6,508,789 is directed to an innovative drainage catheter design; U.S. Patent No. 6,533,757 is directed to a further improvement to Merit’s INTELLISYSTEM® II system for monitoring and displaying pressurization data; U.S. Patent No. 6,537,266 is directed to an innovative puncture guard for catheter wires; U.S. Patent No. 6,547,072 is directed to Merit’s innovative RINGMASTERTM stackable guidewire basins; U.S. Patent No. 6,572,590 is directed to an innovative hemostasis valve having a quick release lever; U.S. Patent No. 6,719,017 is directed to Merit’s DUGOUT® disposal basin; U.S. Patent No. 6,800,069 is directed to an innovative modularized infusion pump having a pressure infuser bag, a manual pump, and a removable, motorized pump, together with connectors that allow the different elements of the system to be added and removed as needed; and U.S. Patent No. 6,814,427 is directed to innovative systems and methods for accurately measuring fluids, such as contrast media, as the fluids are dispensed from a rigid or semi-rigid container.

The Company deems its patents and pending patent applications to be materially important to its business but does not believe its business is dependent on securing such patents.  Merit is also licensed under certain patents, patent applications, technology, trade secrets, know-how, copyrights and/or trademarks owned by others.  Merit believes, however, that no single patent, patent application, technology, trade secret, know-how, copyright, trademark, or license is material in relation to Merit’s business as a whole.

Although certain of the Company’s key patents will expire in 2008 and other patents will expire thereafter, the Company expects that related products will continue to be valuable, in part because of proprietary innovations made since the issue of the initial patent.  In 1992, the Company negotiated a license with respect to patents concerning technology utilized in its IntelliSystem® and Monarch® inflation devices, in consideration of a 5.75% ongoing royalty, not to exceed $450,000 annually.  Royalties paid in each of 2004, 2003, and 2002 were $450,000.

While the Company has obtained U.S. patents and filed additional U.S. and foreign patent applications, there can be no assurance that issued patents will provide the Company with any significant competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business.  The Company could incur substantial costs in seeking enforcement of its patents against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others.  Since the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

The Company operates in an increasingly complex and challenging medical technology marketplace.  There has also been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  There are risks that the Company’s activities may require it to defend itself against claims and actions alleging infringement of the intellectual rights of others and adverse determinations in any patent litigation could subject Merit to significant liabilities to third parties, could require Merit to seek licenses from third parties, and could conceivably prevent Merit from marketing certain products, any of which could have a material adverse effect on the Company.

The Company has also registered or applied for registration of several trade names or trademarks.  See “Products” above.  Merit has received 118 issued U.S. and foreign trademark registrations, and other U.S. and foreign trademark applications are currently pending.  The Company also places copyright notices on its instructional and advertising materials and has registered copyrights relating to certain software used in its electronic inflation devices.

REGULATION

The development, testing, packaging, labeling, and marketing of medical devices and the manufacturing procedures relating to these devices are regulated under the Federal Food, Drug and Cosmetic Act and additional regulations promulgated by the FDA.  In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.  The Company employs a Vice

President of Regulatory Affairs and a Vice President of Quality Systems who are responsible for compliance with all applicable FDA regulations.  Although the Company believes it is currently in material compliance with these requirements, the Company’s business could be adversely affected by a failure to comply with all applicable FDA and other government regulations presently existing or promulgated in the future.

The FDA’s Good Manufacturing Practices standards regulate the Company’s manufacturing processes, require the maintenance of certain records, and provide for unscheduled inspections of the Company’s facilities.  Certain requirements of state, local, and foreign governments must also be complied with in the manufacture and marketing of the Company’s products.

New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval (“PMA”) regulations promulgated by the FDA and similar regulatory authorities in foreign countries.  New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality.  Products needing PMA approval require extensive pre-clinical and clinical testing and approval by the FDA prior to marketing.  Products subject to the Section 510(k) of the Federal Food Drug and Cosmetic Act require FDA clearance prior to marketing.  To date, the Company’s products have required only compliance with Section 510(k).  The Company’s products are subject to foreign regulatory approvals before they may be marketed abroad.  The Company places the “CE” mark on devices and products sold in Europe.  The Company has received ISO 13485 certification for its Utah and Texas facilities.  The Company has received EN ISO 13485 certification for its Galway, Ireland facility. The Company has also received ISO 9002 certification for its Merit Sensor Systems, Inc. facility in Santa Clara, California.

EMPLOYEES

As of December 31, 2004, the Company employed 1,307 people, including 995 in manufacturing, 124 in sales and marketing, 96 in engineering, research and development, and 92 in administration.

Many of the Company’s present employees are highly skilled.  The Company’s failure or success will depend, in part, upon its ability to retain such employees.  Management is of the opinion that an adequate supply of skilled employees is available.   The Company has from time to time experienced rapid turnover among its entry-level assembly workers, as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees.  All Merit employees are bound by policies of confidentiality.   None of the Company’s employees is represented by a union or other collective bargaining group and management of the Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.

The Company makes available, free of charge, on its Internet website, located at www.merit.com, its most recent Annual Report on Form 10-K, its most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since the Company’s most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC.  In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

For financial information relating to the Company’s foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 11 to the Company’s consolidated financial statements set forth in Item 8 of this report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The business, operations and financial condition of the Company are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results will vary, and may vary materially from those anticipated, estimated, projected or expected.  Among the key factors that may have a direct bearing on the Company’s business, operations and financial condition are the factors identified below:

The Company’s products may be subject to recall or product liability claims.

Merit’s products are used in connection with invasive procedures and in other medical contexts in which it is important that those products function with precision and accuracy.  If the Company’s products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market.  In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company’s products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages.  Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on the Company’s business and financial condition.

Substantially all of Merit’s products are backed by a limited warranty for returns due to defects in quality and workmanship.  Merit maintains a reserve for these future returned products, but the actual costs of such returns may significantly exceed the reserve, which could have a material adverse effect on the Company’s financial condition.

Termination of relationships with the Company’s suppliers, or failure of such suppliers to perform, could disrupt the Company’s business.

Merit relies on raw materials, component parts, finished products, and services supplied by outside third parties in connection with its business.  For example, substantially all of the Company’s products are sterilized by two entities.  In addition, some of the Company’s products are manufactured or assembled by third parties.  If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, the Company’s ability to meet its obligations to its end customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company’s business and financial condition.

The Company may be unable to compete in its markets, particularly if there is a significant change in relevant practices and technology.

The market for each of the Company’s existing and potential products is highly competitive.  The Company faces competition from many companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than Merit.  Such resources and market presence may enable the Company’s competition to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

In addition, Merit’s ability to compete successfully is dependent, in part, upon the Company’s ability to respond effectively to changes in technology and to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than the Company are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for the Company’s products and eventually make certain products obsolete.  A reduction in the demand for a significant number of the Company’s products, or a few key products, could have a material adverse effect on the Company’s business and financial condition.

The Company may be unable to protect its proprietary technology or may infringe on the proprietary technology of others.

The Company’s ability to remain competitive is dependent, in part, upon its ability to prevent other companies from using its proprietary technology incorporated into its products.  The Company seeks to protect its technology through a combination of patents and trade secrets, as well as license, proprietary know-how and confidentiality agreements. The Company may be unable, however, to prevent others from using its proprietary information, or continue to use such information itself, for numerous reasons, including the following:

•                  Merit’s issued patents may not be sufficiently broad to prevent others from copying its proprietary technologies;

•                  Merit’s issued patents may be challenged by third parties and deemed to be overbroad or unenforceable;

•                  Merit’s products may infringe on the patents of others, requiring it to alter or discontinue its manufacture or sale of such products;

•                  Costs associated with seeking enforcement of Merit’s patents against infringement, or defending itself against allegations of infringement, may be significant;

•                  Merit’s pending patent applications may not be granted for various reasons, including overbreadth or conflict with an existing patent; and

•                  Other persons may independently develop, or have developed, similar or superior technologies.

The Company may be unable to successfully manage growth, particularly if accomplished through acquisitions.

Successful implementation of Merit’s business strategy will require that the Company effectively manage any associated growth.  To manage growth effectively, the Company’s management will need to continue to implement changes in certain aspects of the Company’s business, to improve the Company’s information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on the Company’s management, financial, product design, marketing, distribution and other resources, and the Company could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on the Company’s results of operations and financial condition.

To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, informational management systems and other characteristics with that of the acquired entity.  The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise.  In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s).  If the Company does not adequately identify targets for, or manage issues related to its future acquisitions, such acquisitions may have a negative adverse effect on the Company’s business and financial results.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect the Company’s business.

Substantially all of the Company’s products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of Merit’s products are subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which Merit’s products are manufactured, distributed, labeled, offered and sold.  Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA’s Good Manufacturing Practices and similar requirements of foreign countries.  In addition, the Company is subject to certain export control restrictions governed by the U.S. Department of the Treasury and may be governed by other regulatory agencies in various foreign countries in which products are exported.  Merit’s business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations.  If such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company’s business and financial condition.

A significant portion of the Company’s revenues are derived from a few products and procedures.

A significant portion of the Company’s revenues are attributable to sales of its inflation devices.  During the year ended December 31, 2004, sales of the Company’s inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 33% of the Company’s total revenues.  Any material decline in market demand for the Company’s inflation devices could have an adverse effect on the Company’s business and financial condition.

In addition, the products that have accounted for a majority of the Company’s historical revenues are designed for use in connection with a few related medical procedures, including angioplasty, stent placement procedures, and spinal procedures. If subsequent developments in medical technology or drug therapy make such procedures obsolete, or alter the methodology of such procedures so as to eliminate the usefulness of the Company’s products, the Company may experience a material decrease in demand for its products and experience deteriorating financial performance.

The Company is subject to work stoppage, transportation and related risks.

Merit manufactures its products at various locations in the United States and in Ireland and sells its products worldwide.  The Company depends on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to the Company’s various facilities and to move Merit products to customers, operating divisions and other subsidiaries located within and outside the United States.  Merit’s manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters or significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event.  Any disruption in the Company’s manufacturing or transportation could materially adversely affect the Company’s ability to meet customer demands or its operations.

Limits on reimbursement imposed by governmental and other programs may adversely affect the Company’s business.

The cost of a significant portion of medical care is funded by governmental, social security or other insurance programs.  Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase Merit products.  In addition, limitations on reimbursement for procedures which utilize Merit products could adversely affect sales.

Fluctuations in Euro exchange rates may negatively impact the Company’s financial results.

Fluctuations in the rate of exchange between the Euro and the U.S. Dollar could have a negative impact on the Company’s margins and financial results.  For example, during 2004, the exchange rate between the Euro and the U.S. Dollar resulted in an increase of the Company’s gross revenues of $1.8 million and 0.3% in gross profit.

For the year ended December 31, 2004, approximately $15.5 million, or 10.2%, of Merit’s sales were denominated in Euros.  If the rate of exchange between the Euro and the U.S. Dollar declines, the Company may not be able to increase the prices it charges its European customers for products whose prices are denominated in Euros.  Furthermore, the Company may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates.  As a result, as the rate of exchange between Euros and the U.S. Dollars declines, the Company’s financial results may be negatively impacted.

The market price of the Company’s Common Stock has been, and may continue to be, volatile.

The market price of Merit’s common stock (the “Common Stock”) has been, and may continue to be, highly volatile for various reasons, including the following:

•                  Merit’s announcement of new products or technical innovations, or similar announcements by its competitors;

•                  Development of new procedures that use, or do not use, Merit’s technology;

•                  Quarter-to-quarter variances in the Company’s financial results;

•                  Claims involving potential infringement of patents and other intellectual property rights;

•                  Analysts’ and other projections or recommendations regarding the Common Stock or medical technology stocks generally;

•                  Any restatement of the Company’s financial statements or any investigation into the Company by the SEC or another regulatory authority; and

•                  A general decline, or rise, of stock prices in the capital markets generally.

The Company is dependent upon key personnel.

The Company’s continued success is dependent on key management personnel, including Fred P. Lampropoulos, the Company’s Chairman of the Board, President and Chief Executive Officer.  Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and the Company does not maintain key man life insurance on his life. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect the Company’s business and operations.  The Company’s success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.

 Item 2.        Properties.

The Company owns approximately 31 acres of real property situated in the City of South Jordan, Utah, surrounding an additional 10 acres of leased real property on which is located the Company’s 175,000 square foot principal office and manufacturing facility.  The Company sold the 10-acre site to an unrelated developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility.  Monthly lease payments are approximately $138,000.  The Company also holds an option to purchase the facility, exercisable at market value after 25 years.  During 2004, the Company acquired an additional 4 acres of property south of and adjacent to its current property.  Subsequent to year end the Company acquired an additional 5 acres of property just west of its current facility.  The acquisition of these additional properties will enable the Company to expand its operations in the future as property surrounding the Company is limited due to increased development over the past few years.  At the end of 2004, the Company completed a 47,000 square foot facility in South Jordan, Utah.  This facility will be used to relocate its production of sensors from Santa Clara, California, to relocate and expand Merit’s Research and Development facilities and provide for additional pilot production clean rooms.  The Company plans to complete a 140,000 square foot facility located in South Jordan, Utah sometime in the third quarter of 2005.  This facility will be used to expand injection and insert molding production, house an automated finished goods warehouse, and relocate Merit’s management information system employees. The new facilities in South Jordan, Utah will increase Merit’s clean room production capacity and administrative office space to meet current and anticipated demand the Company will have for the next several years.

The Company owns a building of approximately 65,000 square feet with approximately three acres of land, in Galway, County Galway, Republic of Ireland, which serves as its principal office and manufacturing facility for European operations.  The facility houses a research and development team, which developed Merit’s diagnostic guide wire, and is developing other new products.  The Company also manufactures other products at the Galway facility, including custom kits, BASIX® inflation devices, and hemostasis valve products.  During 2004, the Company completed a 40,000-square-foot expansion of its Galway facility.  This expansion is designed to provide additional production capacity and office space to meet the Company’s current and anticipated needs.  The Company’s Galway property has been improved and equipped on terms favorable to the Company in connection with economic development incentives and grants provided by the Irish Government.

The Company leases a manufacturing facility of approximately 50,000 square feet comprised of seven units, located in Murray, Utah.  The Murray facility is used for production of several of the Company’s products and may be relocating to the Company’s South Jordan headquarters.  The leases related to three of the units at the Murray facility expired in 2004, and leases related to four of these units will expire in 2007.  The aggregate monthly lease payments on these Murray facilities are approximately $16,000 and will expire in 2007.

The Company also leases 8,500 square feet of manufacturing and office space located in Santa Clara, California for the production of sensors.  This lease runs through August 2005 at a monthly cost of approximately

$14,000.  The Company does not plan to renew its Santa Clara, California lease as it currently intends to relocate its sensor operations to a new facility being built in South Jordan, Utah.  It is anticipated that this move will happen sometime during 2006 as the Company will be upgrading its wafer fabrication production to improve capacity and quality and reduce costs at its South Jordan facility prior to closing its Santa Clara, California operation .

The Company owns approximately 19 acres of land and a 75,000-square-foot building in Angleton, Texas.

In November 2004, the Company acquired substantially all of the assets of MedSource.  In connection with this acquisition the Company assumed a lease on a facility of approximately 44,000 square feet.  The facility is used for production of custom procedure trays used in the medical industry.  The monthly lease amount on this facility is $15,000 and will expire in March of 2005.  The Company does not plan to renew this lease as it plans to relocate to a new facility which can combine its general and administrative functions and production into one location and increase its production capacity and warehouse space for anticipated demand.

The Company believes that its existing and proposed facilities will generally be adequate for its present and future anticipated level of operations.

Item 3.           Legal Proceedings.

In the course of conducting its business operations, the Company is, from time to time, involved in litigation and other disputes.  Management does not currently anticipate that any pending litigation or dispute will have a materially adverse effect on the Company’s operations.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.           Market for Registrant’s Common Stock and Related Shareholder Matters.

MARKET PRICE FOR THE COMMON STOCK

The Common Stock is traded on the NASDAQ National Market System under the symbol “MMSI.”  The following table sets forth high and low sale prices for the Common Stock for the periods indicated.

Quarter Ended	High*	Low*
March 31, 2003	$11.86	$9.14
June 30, 2003	$12.30	$10.08
September 30, 2003	$18.00	$10.92
December 31, 2003	$24.00	$16.17

March 31, 2004	$25.40	$18.05
June 30, 2004	$22.39	$13.25
September 30, 2004	$17.69	$14.09
December 31, 2004	$15.64	$9.61

*Effective as August 15, 2003, and December 3, 2003, the Company effected a 4-for-3 forward stock split of the Common Stock by means of a stock split of one additional share of Common Stock for each three shares of Common Stock outstanding.  Data related to periods prior to the effective dates of the three stock splits have been adjusted to reflect the terms of such stock splits.

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

As of March 10, 2005, the number of shares of Common Stock outstanding was 26,500,865, held by approximately 203 shareholders of record, not including shareholders whose shares are held in securities position listings.

DIVIDENDS

The Company has never declared or paid cash dividends on the Common Stock.  The Company presently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future.   In addition, the Company’s revolving line of credit contains covenants prohibiting the declaration and distribution of a cash dividend at any time prior to the termination of such line of credit.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2004 (in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation Plans approved by security holders	4,371	(1),(3)	$9.28	1,104	(2),(3)
Equity compensation Plans not approved by security holders	100	(4)	$10.13	100
Total	4,471			1,204

(1) Consists of 4,371,471 shares subject to the options granted under the Company’s Stock Incentive Plan.

(2) Consists of 516,503 shares available to be issued under the Company’s Employee Stock Purchase Plans and 587,407 shares available to be issued under the Company’s Stock Incentive Plan.

(3) See Note 10 to the Company’s consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

(4) Consist of warrants issued in the acquisition of MedSource Packaging Concepts LLC – see note Note 3 to the Company’s consolidated financial statements set forth in Item 8 of this report for additional information regarding this acquisition.

Item 6.           Selected Financial Data  (In thousands except share data).

	Year Ended December 31,
	2004	2003	2002	2001	2000
OPERATING DATA:
Net Sales	$151,398	$135,953	$116,227	$104,036	$91,448
Cost of Sales	83,908	75,230	67,712	65,938	60,824
Gross Profit	67,490	60,723	48,515	38,098	30,624

Operating Expenses:
Selling, general and administrative	35,071	30,468	27,732	24,040	23,631
Research and development	5,079	4,626	4,008	4,118	3,864

Total operating expenses	40,150	35,094	31,740	28,158	27,495

Other Operating Income
Gain on sale of land		508		786

Income From Operations	27,340	26,137	16,775	10,726	3,129

Other Income(Expense):
Litigation Settlement	100	475
Interest income	556	386	97	40	39
Interest expense	(6)	(10)	(94)	(978)	(2,320)
Miscellaneous income (expense)	16	34	(16)		(74)
Other income (expense)—net	666	885	(13)	(938)	(2,355)

Income before income taxes	28,006	27,022	16,762	9,788	774

Income Tax Expense (Benefit)	10,074	9,727	5,452	3,052	(53)

Net Income	$17,932	$17,295	$11,310	$6,736	$827

Earnings Per Common Share:
Diluted	$0.65	$0.64	$0.43	$0.28	$0.04

Average Common Shares:
Diluted	27,691	27,034	26,238	23,876	21,836

BALANCE SHEET DATA:
Working Capital	$54,944	$56,931	$34,582	$26,911	$32,447
Total Assets	139,877	107,301	78,305	66,659	71,447
Long-term debt	5	0	17	5,727	24,102
Stockholders’ equity	$111,052	$88,244	$63,399	$47,658	$34,773

During the year ended December 31, 2004 and 2000, the Company accrued severance costs totaling approximately $663,000 and $331,000, respectively, related to the termination of certain employees.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During 2004, Merit experienced its most successful year ever in terms of revenue and income.  Sales for the year ended December 31, 2004 were up 11% at $151.4 million, compared to $135.9 million for 2003.  Growth in 2004 revenue was primarily driven by increased catheter and inflation device sales.  For the year ended December 31, 2004, the Company reported net income of $17.9 million, or $0.65 per share, up 4% compared to $17.3 million, or $0.64 per share for 2003.  Net income for 2004 was effected by a one time severance expense, costs relating to Sarbanes-Oxley compliance, and a non-recurring gain from a litigation settlement for a total of approximately $792,000 (net of tax), or $0.03 per share.  Net income for 2003 included a non-recurring gain from the settlement of a legal dispute and sale of land for a total of approximately $627,000 (net of tax), or $0.02 per share.

Gross margins as a percentage of sales were down slightly to 44.6% for the year ended December 31, 2004, compared to 44.7% for year ended December 31, 2003.  Inventory turns remained at 3.8 times per year for 2004 compared to the prior year.

The Company’s financial condition strengthened during 2004 as the Company’s cash position rose 9% to $33.0 million, compared to $30.2 million in 2003, including the $15.8 million spent on construction of buildings.  In 2004, the Company experienced its largest cash flow from operations of $30.0 million, an increase of 19%, over the comparable period in 2003.  Significant investments were made during 2004 for 180,000 square feet of new manufacturing space at the Company’s South Jordan, Utah facility, and approximately 40,000 square feet at its Galway, Ireland facility.  The Company intends to use the additional facilities to expand Merit’s manufacturing capacity to meet current and future demand of the Company’s products and consolidate the Merit Sensor Systems, Inc., wafer fabrication facility (8,500 square feet) from Santa Clara, California, to South Jordan, Utah.  The Galway, Ireland facility was completed in November 2004 and one of the new facilities in South Jordan (approximately 47,000 square feet) was completed in December 2004.

During 2005, the Company expects gross margins to decline slightly as it absorbs investments made to increase capacity and improve quality, such as moving into new facilities discussed above.  Another factor that management anticipates will affect the Company’s gross margin percentage will be the potential increase in sales of the lower-margin pack business of MedSource and bringing on new products that management anticipates will have a negative effect on margins. Management believes, however, that if the Company is successful in increasing production volumes according to current plans, the increased production will offset some of the effect of the lower margins.  Merit also intends to invest in additional sales representatives to increase sales, and in selling, general and administrative personnel to support current operations.  The Company believes the additional investments in facilities and personnel are needed to position the Company for future growth in sales and earnings.  During the second half of 2005, the Company expects to release new products that it believes will significantly affect future sales growth.  Management believes market acceptance of the Company’s new and existing products, if achieved, will further enhance future top and bottom-line growth.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Gross profit	44.6	44.7	41.7
Selling, general and administrative expenses	23.2	22.4	23.9
Research and development expenses	3.4	3.4	3.4
Income from operations	18.1	19.2	14.4
Income before income tax expense	18.5	19.9	14.4
Net income	11.8	12.7	9.7

Sales increased by $15.4 million, or 11.4%, in 2004, compared to an increase of 19.7 million, or 17%, in 2003, and an increase of $12.2 million, or 11.7%, in 2002.  The increase in sales for 2004 resulted primarily from a 16% increase in catheter sales, an 11% increase in inflation devices sales, a 10% increase in custom kit revenues, and a 10%

increase in stand-alone products sales.  The increase in sales for 2003 resulted primarily from a 19% increase in stand-alone product revenues, an 18% increase in custom kit revenues, a 17% increase in inflation device revenues, and a 9% increase in catheter product revenues.  The increase in sales for 2002 resulted primarily from a 13% increase in custom kit revenues, a 13% increase in stand-alone product revenues, an 11% increase in inflation device revenues, and a 6% increase in catheter product revenues.  The Company’s revenues increased notwithstanding the fact that the markets for many of the Company’s products are experiencing slight pricing declines; therefore substantially all of the increase in the Company’s revenues was attributable to increased unit sales, except for an increase in the exchange rate between the Euro and the U.S. Dollar which increased sales by 1.2% in 2004 compared to 2003, 1.8% in 2003 compared to 2002, and .4% in 2002 compared to 2001.  Unit growth for 2004, 2003, and 2002 resulted primarily from a procedural growth rate of approximately 6-8%. In addition, unit growth in 2004, 2003, and 2002 was attributable, in part, to the introduction of new products which accounted for approximately 4%, 5%, and 3%, respectively, for total sales for such periods, with the remainder of unit growth coming from market share gains.  International sales in 2004 were approximately $37.5 million, or 25% of total sales; approximately $34.3 million, or 25% of total sales, in 2003; and approximately $27.1 million, or 23% of total sales, in 2002.  These increases were primarily a result of greater acceptance of the Company’s products in international markets, ongoing growth in the Company’s European direct sales, and increased sales related to improvement in the exchange rate between the Euro and the U.S. Dollar, as discussed above.  Direct sales in France, Germany, the U.K., Belgium, the Netherlands and Ireland were $18.9 million, $15.6 million, and $12.3 million in 2004, 2003, and 2002, respectively.

Gross profit as a percentage of sales was 44.6%, 44.7%, and 41.7% in 2004, 2003, and 2002, respectively.  The slight decrease in gross margin percentage in 2004, compared to 2003, was the result of a slight increase in the standard costs per unit as the result of increased manufacturing costs.  The increase in the gross margin percentage for 2003 over 2002, and improvement in 2002 over 2001, was primarily affected by an increase in efficiency and productivity gains achieved primarily by the Company’s operations groups.  These productivity gains have been achieved primarily by enhanced employee productivity, which management believes was encouraged by Merit’s bonus program, streamlined production layouts and investments in manufacturing equipment which have improved efficiencies.  With these improved efficiencies, Merit’s cost per unit for many of its products has decreased as unit sales have grown, notwithstanding slight increases in fixed overhead costs.  Gross profit was also favorable for 2003 over 2002, and 2002 over 2001, primarily due to an increase in the exchange rate of the Euro against the U.S. Dollar, resulting in an increase in gross profit of 0.3 and 0.4, respectively.  During 2003, the Company reduced the material costs from some of its principal vendors.  The Company is operating in a gradually declining price market.  During 2005, the Company expects gross margins to decline as a result of higher overhead expenses attributable to moving into the new buildings discussed above, integrating the lower-margin pack sales of MedSource, and bringing on several new products which are anticipated to have a negative effect on margins until. Management believes, however, that if the Company is successful in increasing production volumes according to current plans, the increased production will offset some of the effect of the lower margins.

Selling, general and administrative expenses increased $4.6 million, or 15.1% in 2004 over 2003; $2.7 million, or 9.9% in 2003 over 2002; and $3.7 million, or 15.4% in 2002 over 2001.  The increase in selling, general and administrative costs for 2004, compared to 2003, was primarily the result of approximately $674,000 in costs associated with Merit’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and severance costs of approximately $663,000 related to the termination of certain employees.  The additional expenditures for 2003 over 2002 were related to increases in commissions paid commensurate with sales growth, costs of expanding the Company’s direct sales force in the United States and Europe, and an increased exchange rate of the Euro against the U.S. Dollar compared to the same period in 2002, resulting in an increase in selling expenses for the Company’s direct sales force in Europe.  The increased expenditures in 2002 over 2001 were related to increased costs of expanding the direct sales force, marketing support, and management both in the United States and Europe.

Research and development (R&D) expenses for 2004 increased 9.8% to $5.1 million, compared to $4.6 million in 2003; grew 15.4% to $4.6 million in 2003, compared to $4.0 million in 2002; and decreased 2.7% to $4.0 million compared to $4.1 million in 2001.  The increase in R&D in 2004 over 2003 and 2002 over 2001 was related primarily to R&D head count additions and indirect costs to support catheter development.  The decline in R&D during 2002 was primarily a result of the completion of R&D activities in Ireland relating to the Company’s guide wire product line and the transition of much of the Company’s R&D resources to manufacture the new diagnostic guide wire product line.  Research and development costs as a percentage of sales were 3.4% for 2004, 2003, and 2002.  Management believes that the development of 10-12 projects at any given time is an appropriate level of R&D for the Company, and is likely to provide 6-8 new products a year through R&D, regulatory, manufacturing, marketing, and sales introduction.

The Company’s effective tax rates for 2004, 2003, and 2002 were 36.0%, 36.0%, and 32.5%, respectively.  The increase in the effective tax rate for 2003 over 2002 was mostly due to lower taxable income in 2003 for the Company’s Irish operations, which are taxed at a lower rate than the U.S. operations.  The change in taxable income for Ireland from 2003 to 2002 was the result of increased costs associated with the development of a new product, which is scheduled to be released during 2005.  The effective tax rate for 2002 was 32.5%, up slightly from 31.2% in 2001, mostly because the foreign sales corporation and R&D tax benefits were diluted by a 71% increase in income from operations.

Other operating income for 2003 was the result of a gain of $507,928 on sale of land adjacent to the Company’s South Jordan, Utah facility.

Other income (expense) for 2004, 2003, and 2002 was $665,639, $886,401, and ($13,209), respectively.  The decrease in other income for 2004 over 2003 was affected by a net decrease in a litigation settlement of $375,000, offset by an increase in 2004 of interest income of $170,075.  The increase in other income for 2003 over 2002 related mostly to the settlement of a legal dispute of $475,000, an increase in interest income of $288,654, and a decrease in interest expense of $84,145, compared to the same period in 2002.  Decreases in other expense in 2002 over 2001 were primarily the result of a decrease in interest expense in 2002 of $833,903, and an increase in interest income of $56,412, offset by a gain on the sale of land in 2001 of $787,204.

Net income for 2004 was $17.9 million, compared to $17.3 million for 2003. Net income for 2003 was up 52.9% to $17.3 million, compared to $11.3 million for 2002.  Net income for 2002 increased 67.9% to $11.3 million, compared to $6.7 million.  Net income for 2003 and 2002 was favorably affected by higher sales, gross profits and an increase in other income.

Under the recently issued Financial Accounting Standard Board Statement (FASB) No. 123R, Share-based Payment, the Company will be required to apply the expense recognition provisions of this pronouncement to equity-based incentives such as stock options.  In anticipation of this pronouncement, during 2004 the Company made two grants to management and employees for a total of 807,296 shares of common stock which vested immediately upon grant, rather than over 5 years as has been the Company’s historical practice.  Additionally, subsequent to December 31, 2004, the Company accelerated the vesting on 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The immediate vesting of options and the acceleration of options which have exercise prices that are below the current market value of the Company’s common stock are anticipated to reduce Merit’s compensation expense by approximately $3.3 million and $2.8 million, respectively, in future periods under the provisions of FAS No. 123R, which management believes is in the best interest of the Company and its shareholders.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions, but reviews annually the impairment of goodwill, or more frequently if impairment indicators arise.  The Company completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment.  The Company has elected to perform its annual testing of goodwill impairment as of July 1 of the applicable fiscal year.  As of July 1, 2004, the Company updated its testing of goodwill for impairment and determined that there was no impairment.  The unamortized amount of goodwill at December 31, 2004 was approximately $5.6 million.

With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments.  Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.  See discussion of the effect of this accounting standard and recently issued accounting standards in Note 1 of the Company’s consolidated financial statements set forth in Item 8 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

The following table summarizes the Company’s capital commitments and contractual obligations as of December 31, 2004, including long-term debt, operating lease payments, and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	12	7	2	3
Operating leases	27,331	2,715	4,490	3,375	16,751
Royalty obligations	1,950	525	975	450
Total contractual cash obligations	29,293	3,247	5,467	3,828	16,751

Additional information regarding the Company’s capital commitments and contractual obligations, including royalty payments, is contained in Notes 7, 8, and 12 of the Notes to the Company’s consolidated financial statements, set forth in Item 8.

The Company’s working capital for 2004, 2003, and 2002 was $54.9 million, $56.9 million, and $34.6 million, respectively.  The decrease in working capital from 2004 over 2003 was the result of cash being used to fund the construction of the Company’s new facilities in South Jordan, Utah, and Galway, Ireland.  The increases in working capital for 2003 over 2002 and for 2002 over 2001, were primarily due to an increase in the Company’s cash balance of $20.5 million in 2003 of $9.3 million in 2002.  As of December 31, 2004, the Company had a current ratio of 3.6 to 1. The Company had $0 outstanding under its line of credit at December 31, 2004. Merit assumed some capital leases with the purchase of MedSource, with an outstanding balance of $12,457 at December 31, 2004.  The Company generated cash from operations for 2004, 2003, and 2002 in the amount of $30.0 million, $25.2 million, and $21.5 million, respectively. The Company maintains a long-term revolving credit facility (the “Facility”) with a bank, which currently enables the Company to borrow funds at variable interest rates. The credit facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006.  Based on discussions with representatives of the bank, management believes the Company could restore the credit facility to its former level of $35 million, subject to a favorable credit review.

Historically, the Company has incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During 2005, approximately $14.1 million remains to be paid to complete the remaining facility in South Jordan, Utah.  Management anticipates that an additional $2.5 million, in excess of the Company’s 2004 annual capital expenditures, will be spent on other production equipment for these new facilities.  Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity, cash from loans on equipment, and bank lines of credit.  Management believes that its present sources of liquidity and capital are adequate for the current operations and for the foreseeable future.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases estimates on past experience and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.   Actual results may differ from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period.  Management has discussed the development, and selection of the Company’s most critical financial estimates with the audit committee of the Company’s Board of Directors.  The following paragraphs identify the Company’s most critical accounting policies:

Inventory Obsolescence Reserve:  The Company’s management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been an historically

accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.   The Company’s obsolescence reserve was approximately $2.3 million as of December 31, 2004.

Allowance for Doubtful Accounts:  A majority of the Company’s receivables are with hospitals, which over the Company’s history have demonstrated favorable collections.  Therefore, the Company has experienced minimal bad debts from hospital customers and similar write-offs associated with some of the Company’s international distributors, typically as a result of terminating a distributor within a foreign country.  The most significant write-offs over the Company’s history have come from U.S. packers who bundle Merit’s products in surgical trays.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company’s bad debt reserve was $728,865 at December 31, 2004, which is in line with historical collection experience.

Stock-Based Compensation:  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and intends to continue to do so.  Accordingly, no compensation cost has been recognized for its stock compensation arrangements.  If the compensation cost for the Company’s compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below (in thousands except per share data) :

	2004	2003	2002

Net income—as reported	$17,932	$17,296	$11,310
Compensation cost under fair value-based accounting method—net of tax	4,373	2,958	1,436

Net income—pro forma	$13,559	$14,338	$9,874

Net income per common share:
Basic:
As reported	$0.68	$0.66	$0.47
Pro forma	0.52	0.56	0.41

Diluted:
As reported	0.65	0.62	0.43
Pro forma	0.49	0.53	0.38

In applying the Black-Scholes methodology to the option grants, the Company used the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.96% - 3.68%	2.32% - 3.23%	5.08% - 5.16%
Expected option life	2.5 years	5 years	5 years
Expected price volatility	47.54%	63.81%	63.24%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The Company’s principal market risk relates to changes in the value of the Euro relative to the value of the U.S. Dollar.  The Company’s consolidated financial statements are denominated in, and the Company’s principal currency is, the U.S. Dollar.  A portion of the Company’s revenues in 2004 ($15.5 million, representing approximately 10.2% of aggregate revenues) came from sales that were denominated in Euros.  Certain of the Company’s expenses are also denominated in Euros, partially offsetting any risk associated with fluctuations of the Euro/Dollar exchange rate.  Because of the Company’s Euro-denominated revenues and expenses, in a year in which the Company’s Euro-denominated revenues exceed its Euro-based expenses, the value of such Euro-denominated net income increases if the value of the Euro increases relative to the value of the U.S. Dollar, and decreases if the value of the Euro decreases relative to the value of the U. S. Dollar.  During 2004, the exchange rate between the Euro and the U.S. dollar resulted in an increase of the Company’s gross revenues of $1.8 million and 0.3% in gross profit.

At December 31, 2004, the Company had a net exposure (representing the difference between Euro denominated receivables and Euro denominated payables) of approximately $230,000.  In order to partially offset such risk, at December 31, 2004, the Company entered into a 30-day forward Euro hedge contract.  The Company enters into similar hedging transactions at various times during the year to partially offset exchange rate risks it bears throughout the year.  The Company does not purchase or hold derivative financial instruments for speculative or trading purposes.  During the year ended December 31, 2004, the Company experienced a net loss of approximately $8,000 on hedging transactions it executed during 2004 in an effort to limit its exposure to fluctuations in the Euro/Dollar exchange rate.

Another market risk relates to variable rate debt.  As of December 31, 2004, the Company had no variable rate debt.  As long as the Company does not have variable rate debt, the Company’s interest expense would not be affected by changes in interest rates.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems Inc., and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 11, 2005

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In Thousands)

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,037	$30,204
Trade receivables—net of allowance for uncollectible accounts: 2004—$729; 2003—$749	19,724	17,729
Employee and other receivables	157	267
Inventories	23,096	21,269
Prepaid expenses and other assets	797	823
Deferred income tax assets	56	221
Income tax refund receivables		375

Total current assets	76,867	70,888

PROPERTY AND EQUIPMENT:
Land and land improvements	4,664	2,740
Building	18,272	5,268
Manufacturing equipment	32,475	29,569
Furniture and fixtures	12,786	11,953
Leasehold improvements	4,085	4,616
Construction-in-progress	14,474	4,887

Total	86,756	59,033
Less accumulated depreciation and amortization	(34,264)	(29,836)

Property and equipment—net	52,492	29,197

OTHER ASSETS:
Intangibles net of accumulated amortization: 2004—$1,332; 2003—$1,312	1,990	1,846
Goodwill	5,570	4,765
Other assets	1,822	573
Note receivable	1,000
Deposits	136	32

Total other assets	10,518	7,216

TOTAL ASSETS	$139,877	$107,301

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In Thousands)

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$7	$17
Trade payables	10,728	5,700
Accrued expenses	8,467	7,988
Advances from employees	221	159
Deferred income tax liabilities	227
Income taxes payable	2,273	87

Total current liabilities	21,923	13,951

DEFERRED INCOME TAX LIABILITIES	2,580	3,020

LONG-TERM DEBT	5

DEFERRED COMPENSATION PAYABLE	1,702	579

DEFERRED CREDITS	2,615	1,507

Total liabilities	28,825	19,057

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, 12 and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of December 31, 2004 and 2003, no shares issued Common stock—no par value; 50,000 shares authorized; 26,486 and 26,003 shares issued at December 31, 2004 and 2003, respectively	42,559	37,702
Retained earnings	68,891	50,959
Accumulated other comprehensive loss	(398)	(417)

Total stockholders’ equity	111,052	88,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,877	$107,301

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands Except Per Share Data)

	2004	2003	2002

NET SALES	$151,398	$135,953	$116,227

COST OF SALES	83,908	75,230	67,712

GROSS PROFIT	67,490	60,723	48,515

OPERATING EXPENSES:
Selling, general and administrative	35,071	30,468	27,732
Research and development	5,079	4,626	4,008

Total operating expenses	40,150	35,094	31,740

OTHER OPERATING INCOME—
Gain on sale of land		508

INCOME FROM OPERATIONS	27,340	26,137	16,775

OTHER INCOME (EXPENSE):
Litigation settlement	100	475
Interest income	556	386	97
Interest expense	(6)	(10)	(94)
Other income (expense)	16	34	(16)

Other income (expense)—net	666	885	(13)

INCOME BEFORE INCOME TAXES	28,006	27,022	16,762

INCOME TAX EXPENSE	10,074	9,727	5,452

NET INCOME	$17,932	$17,295	$11,310

EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.68	$0.47
Diluted	$0.65	$0.64	$0.43

AVERAGE COMMON SHARES:
Basic	26,300,773	25,401,445	24,226,100
Diluted	27,690,668	27,033,964	26,238,450

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In Thousands)

				Accumulated
		Common Stock		Other Compre-	Retained
	Total	Shares	Amount	hensive Loss	Earnings

BALANCE—January 1, 2002	$47,659	23,781	$25,959	$(653)	$22,353
Comprehensive income:
Net income	11,310				11,310
Foreign currency translation adjustment (net of deferred tax of $75)	122			122
Total comprehensive income	11,432
Tax benefit attributable to appreciation of common stock options exercised	2,684		2,684
Sale of treasury stock	142	13	142
Issuance of common stock under Employee Stock Purchase Plans	350	42	350
Options and warrants exercised	1,928	876	1,928
Shares surrendered in exchange for the payment of payroll tax liabilities	(469)	(36)	(469)
Shares surrendered in exchange for the exercise of stock options	(327)	(29)	(327)

BALANCE—January 1, 2003	63,399	24,647	30,267	(531)	33,663
Comprehensive income:
Net income	17,295				17,295
Foreign currency translation adjustment (net of deferred tax of $69)	114			114
Total comprehensive income	17,409
Tax benefit attributable to appreciation of common stock options exercised	4,741		4,741
Issuance of common stock under Employee Stock Purchase Plans	305	33	305
Options and warrants exercised	3,719	1,408	3,719
Shares surrendered in exchange for the payment of payroll tax liabilities	(781)	(49)	(781)
Shares surrendered in exchange for the exercise of stock options	(548)	(36)	(548)

BALANCE—January 1, 2004	88,244	26,003	37,703	(417)	50,958
Comprehensive income:
Net income	17,932				17,932
Foreign currency translation adjustment (net of deferred tax of $11)	19			19
Total comprehensive income	17,951
Tax benefit attributable to appreciation of common stock options exercised	2,841		2,841
Stock issued in conjunction with acquisition (net of registration expenses of $22)	301		301
Issuance of common stock under Employee Stock Purchase Plans	584	40	584
Options and warrants exercised	1,855	480	1,855
Shares surrendered in exchange for the payment of payroll tax liabilities	(459)	(22)	(459)
Shares surrendered in exchange for the exercise of stock options	(265)	(15)	(265)

BALANCE—December 31, 2004	$111,052	26,486	$42,560	$(398)	$68,890

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In Thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,932	$17,295	$11,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,730	4,486	4,577
(Gains) losses on sales and abandonment of property and equipment	1	(517)	4
Write-off of certain patents and trademarks	214	26	391
Amortization of deferred credits	(238)	(258)	(195)
Deferred income taxes	(48)	430	1,294
Tax benefit attributable to appreciation of common stock options exercised	2,841	4,741	2,684
Changes in operating assets and liabilities net of effects from acquisition:
Trade receivables	(1,792)	(2,481)	(500)
Employee and other receivables	111	537	(33)
Inventories	(1,634)	(2,570)	2,124
Prepaid expenses and other assets	95	(156)	(152)
Other receivables		331	(1,112)
Deposits	(105)	1	2
Trade payables	5,028	1,579	(538)
Accrued expenses	259	1,949	1,801
Advances from employees	62	(3)	33
Income taxes payable	2,560	(197)	(203)

Total adjustments	12,084	7,898	10,177

Net cash provided by operating activities	30,016	25,193	21,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(27,915)	(8,166)	(7,954)
Patents and trademarks	(539)	(103)	(98)
Proceeds from the sale of property and equipment	4	570	3
Increase in cash surrender value of life insurance contracts	1,123
Note receivable	(1,000)
Cash paid in acquisition	(813)

Net cash used in investing activities	(29,140)	(7,699)	(8,049)

See notes to consolidated financial statements.

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit facility	$	$	$(5,078)
Proceeds from:
Issuance of common stock	1,693	2,695	1,586
Deferred credits	1,349	904	128
Principal payments on notes payable to financial institutions and capital leases	(18)	(400)	(793)
Increase in deferred compensation payable	(1,225)	(356)	(132)

Net cash provided by (used in) financing activities	1,799	2,843	(4,289)

EFFECT OF EXCHANGE RATES ON CASH	158	183	193

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,833	20,520	9,342

CASH AND CASH EQUIVALENTS:
Beginning of year	30,204	9,684	342

End of year	$33,037	$30,204	$9,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest (including capitalized interest of approximately $-0-, $-0- and $17,000 during 2004, 2003 and 2002, respectively)	$6	$16	$109

Income taxes	$4,722	$4,354	$2,397

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

•                        During 2001, the Company entered into capital lease obligations and notes payable for approximately $271,000 for manufacturing equipment.

•                        During 2004, 2003 and 2002, options to purchase 22,227, 49,173 and 36,487 matured shares, respectively, (i.e. shares owned for more than six months) of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $459,000, $781,000 and $469,000. The matured shares were valued based upon the closing price of the Company’s common stock on the surrender date.

•                        During 2004, 2003 and 2002, 14,820, 35,934 and 29,335 mature shares of Company common stock with a value of approximately $265,000, $548,000 and $327,000, respectively, were surrendered in exchange for the exercise of stock options.

•                        During 2004, the Company acquired all of the assets of MedSource Packaging Concepts LLC, in a purchase transaction for $812,516. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including goodwill of $805,381)	$1,464,409
Cash paid	812,516
Fair value of 100,000 warrants issued	323,170

Liabilities assumed	$328,723

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

1.                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Merit Medical Systems, Inc. (“Merit”) and its wholly-owned subsidiaries, Merit Holdings, Inc. (“MHI”), and Merit Sensor Systems, Inc. collectively own 100% of Merit Medical Systems LP (“MMSLP”). Combined with its other wholly-owned subsidiary, Merit Medical International, Inc. (“MMI”), Merit, MHI and Merit Sensor Systems, Inc. collectively own 100% of Merit Services, Inc. (“MSI”) (collectively, the “Company”). The Company develops, manufactures and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular disease which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States, and Western Europe (see Note 11).

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

Use of Estimates in Preparing Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include those of Merit, MMI, MHI, MSI, MMSLP and Merit Sensor systems, Inc. Intercompany balances and transactions have been eliminated

Receivables—The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of its ability to collect individual outstanding balances.

Revenue Recognition— The Company sells its single-use disposable medical products through a direct sales force in the U.S., France, Germany, UK, Holland, Ireland and Belgium, and through its OEM relationships, custom packers and independent distributors in other international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonable assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. The Company has certain written agreements with group purchasing organizations to sell its products to participating hospitals. These agreements have destination shipping terms which require the Company to defer the recognition of a sale until the product has arrived at the participating hospitals. The Company reserves for sales returns for defective products (i.e. warranty liability) as a reduction in revenue based on its historical experience. The Company also offers sales rebates and discounts to purchasing groups. These reserves are recorded as a reduction in revenue and are not material to the Company’s consolidated statements of operation for the years ended December 31, 2004, 2003 and 2002.

Shipping and Handling—The Company bills its customers for shipping and handling charges, which are included in total revenues for the applicable period and the corresponding shipping and handling expense is reported in cost of goods sold.

Inventories—The Company values its inventories at the lower of cost, determined on a first-in, first-out method, or market value. Market value for raw materials is based on replacement costs. Inventory costs include material, labor costs, and manufacturing overhead. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

Income Taxes—The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions, but reviews annually the impairment of goodwill, or more frequently if impairment indicators arise. The Company completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment. The Company has elected to perform its annual testing of goodwill impairment as of July 1. As of July 1, 2004, 2003 and 2002, the Company updated its testing of goodwill for impairment and determined that there was no impairment.

With the adoption of SFAS No. 142, the Company reassessed the useful lives and all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets. Intangible assets are depreciated over a straight line basis over the following useful lives:

Patents	17 years
Trademarks	15 years
License agreements	10 to 15 years

Long-Lived Assets—In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 was adopted by the Company on January 1, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2004, 2003 and 2002.

Property and Equipment—Property and equipment is stated at the historical cost of construction or purchase. Construction costs include payroll-related costs, an allocation of general and administrative costs, and interest capitalized during construction. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or life of the leasehold improvements. Construction-in-process primarily consists of a 140,000 square foot facility currently being built the Company’s headquarters in South Jordan, Utah and various production equipment. Assets in construction-in-process will commence depreciation once the asset has been placed in service. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Building	25 years
Automobiles	4 years
Manufacturing equipment	5 to 12 years
Furniture and fixtures	3 to 10 years
Land improvements	10 to 20 years
Leasehold improvements	4 to 25 years

Deferred Credits—Deferred credits consist of grant money received from the Irish government and deferred gains on sales leaseback transactions. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees. Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property. Deferred gains on sales leaseback transactions are amortized as a reduction of rent expense over periods ranging from six to 10 years.

Research and Development—Research and development costs are expensed as incurred.

Stockholders’ Equity— On March 27, 2002, the Company’s Board of Directors approved a five-for-four split of the Company’s common stock effective April 11, 2002 for stockholders of record as of April 8, 2002. On July 31, 2003, the Company’s Board of Directors approved a four-for-three stock split of the Company’s common stock effective August 15, 2003, for stockholders of record as of August 11, 2003. On November 19, 2003, the Company’s Board of Directors approved a four-for-three stock split of the Company’s common stock effective December 3, 2003, for stockholders of record as of November 28, 2003. All historical share and per share amounts have been restated to reflect these stock splits.

Earnings per Common Share—Net income per common share is computed by both the basic method, which uses the weighted average number of the Company’s common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

Financial Instruments—The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Stock-Based Compensation—The Company accounts for its stock-based compensation under the intrinsic value outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation cost has been recognized for its stock compensation arrangements. If the compensation cost for the Company’s compensation plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below(in thousands, except per share data):

	2004	2003	2002

Net income—as reported	$17,932	$17,295	$11,310
Compensation cost under fair value-based accounting method—net of tax	4,373	2,957	1,436

Net income—pro forma	$13,559	$14,338	$9,874

Net income per common share:
Basic:
As reported	$0.68	$0.68	$0.47
Pro forma	0.52	0.56	0.41

Diluted:
As reported	0.65	0.64	0.43
Pro forma	0.49	0.53	0.38

In applying the Black-Scholes methodology to the option grants, the Company used the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.96% - 3.68%	2.32% - 3.23%	5.08% - 5.16%
Expected option life	2.5 years	5 years	5 years
Expected price volatility	47.54%	63.81%	63.24%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.

Statements of Cash Flows—For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash and cash equivalents and accounts receivable. The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s single largest customer approximated 7% of total sales for the years ended December 31, 2004, 2003 and 2002.

Foreign Currency—The financial statements of the Company’s foreign subsidiaries, which are included within MHI, are measured using local currencies as the functional currency, with the exception of Ireland, which uses a United States dollar functional currency. Assets and liabilities are translated into United States dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.

Foreign currency transactions denominated in a currency other than the entity’s functional currency are included in determining net income for the period. Such foreign currency transaction gains and losses have not been significant.

Foreign Currency Hedges—At December 31, 2004, the Company had a net exposure (representing the difference between Euro denominated receivables and Euro denominated payables) of approximately 230,000 Euros. In order to partially offset such risk at December 31, 2004, the Company entered into a 30-day forward Euro hedge contract with a notional amount of 230,000 Euros. The Company enters into similar hedging transactions various times during the year to partially offset exchange rate risks it bears throughout the year. The Company does not purchase or hold derivative financial instruments for speculative or trading purposes. The contract is marked to market at each month-end. During the year ended December 31, 2004, the Company recorded a net loss of approximately $8,000 on this forward Euro contract. As of December 31, 2004, the fair value of the open forward Euro contract was a net loss of approximately $8,000, which was accounted for as an economic hedge.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

Recently Issued Financial Accounting Standards—In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity’s equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity’s equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently assessing the impact of SFAS no. 151 on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“the Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company expects to complete its evaluation no later than December 31, 2005. The Company does not believe that the adoption of FAS 109-2 will have a material impact on the Company’s financial statements.

Deferred Compensation—The Company has a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. The Company has established a rabbi trust to finance obligations under the Plan with corporate-owned variable life insurance contracts.  The related cash surrender value on such contracts is included in “Other assets” in the Company’s consolidated balance sheets. The cash surrender value totaled approximately $1,798,000 and $573,000 as of December 31, 2004 and 2003, respectively. The Company has recorded a “Deferred Compensation

Payable” of $1,702,000 and $579,000 at December 31, 2004 and 2003, respectively, to reflect its liability to its employees under this plan.

Reclassifications—Certain amounts have been reclassified in the prior year financials to conform with the current year presentation.

2.                      ACQUISITIONS

On November 17, 2004, the Company acquired all of the assets and assumed certain liabilities of MedSource Packaging Concepts LLC (“MedSource”), a privately held Virginia corporation, for a purchase price of approximately $1,464,000 consisting of $813,000 in cash, 100,000 warrants issued at a fair value of approximately $323,000 and the assumption of liabilities in the amount of approximately $329,900. This acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The excess of the purchase price, over the fair value of tangible and indentifiable intangible assets, of $805,000 was allocated to goodwill. The amount allocated to goodwill will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142. The 100,000 warrants issued to MedSource were issued at a price of $10.13, with immediate vesting, subject to their registration with the Securities and Exchange Commission.  The fair value of these warrants was calculated using the Black-Scholes model based on the assumptions outlined in Footnote 1 of these financial statements.  MedSource is a packager of custom procedure trays with sterile and non-sterile medical devices for use in the medical industry. The operating results of MedSource have been included in the Company’s consolidated statements of operations from the date of acquisition.

3.                      INVENTORIES

Inventories consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Finished goods	$12,080	$11,996
Work-in-process	3,643	3,581
Raw materials	7,373	5,692

Total	$23,096	$21,269

4.                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Patents, net	$1,608	$1,502
License agreements, net	190	171
Trademarks, net	192	173

Total	$1,990	$1,846

Aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 is approximately. $184,000, $158,000 and $227,000, respectively.

Estimated amortization expense for the intangible assets for the net five succeeding fiscal years is as follows (in thousands):

Year ending December 31:
2005	$197
2006	197
2007	189
2008	187
2009	172

5.                      INCOME TAXES

Following is a summary of income before income taxes of US and foreign operations (in thousands):

	2004	2003	2002

Domestic	$26,666	$26,337	$15,210
Foreign	1,340	685	1,552

Total	$28,006	$27,022	$16,762

The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002

Current expense:
Federal	$8,486	$7,993	$3,614
State	1,277	1,200	436
Foreign	359	104	108

	10,122	9,297	4,158

Deferred (benefit) expense:
Federal	(120)	389	1,029
State	(2)	48	140
Foreign	74	(7)	125

	(48)	430	1,294

Total	$10,074	$9,727	$5,452

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows (in thousands):

	2004	2003	2002

Computed Federal income tax expense at statutory rate of 35%	$9,802	$9,458	$5,867
State income taxes	843	811	384
Tax credits	(88)	(375)	(356)
Extraterritorial income exclusion tax benefit	(372)	(298)	(118)
Income of subsidiaries recorded at foreign tax rates	(226)	(93)	(286)
Other—including the effect of graduated rates	115	224	(39)

Total income tax expense	$10,074	$9,727	$5,452

Deferred income tax assets and liabilities at December 31, 2004 and 2003 consist of the following temporary differences and carry-forward items (in thousands):

	Current		Long-Term
	2004	2003	2004	2003
Deferred income tax assets:
Allowance for uncollectible accounts receivable	$291	$300	$—	$—
Accrued compensation expense	430	627	800
Inventory capitalization for tax purposes	99	199
Inventory obsolescence reserve	563	608
Tax credit carry-forwards			77	90
Net operating loss carry-forwards	56	53	358	302
Other	354	225	292	388

Total deferred income tax assets	1,793	2,012	1,527	780

Deferred income tax liabilities:
Prepaid expenses	(1,872)	(1,791)
Property and equipment			(4,013)	(3,598)
Other	(92)		(94)	(202)

Net	$(171)	$221	$(2,580)	$(3,020)

Reported as:
Deferred income tax asset	56	221
Deferred income tax liability	(227)		(2,580)	(3,020)
Net	$(171)	$221	$(2,580)	$(3,020)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely, in accordance with APB No. 23. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of December 31, 2004, the Company had net operating loss carry-forwards for U.S. federal income tax reporting purposes totaling $1.0 million that will begin to expire in 2020 through 2024 if not utilized. The Company has various state net operating loss carry-forwards, totaling $93,000 at December 31, 2004, which expire depending on the rules of the various states to which the net operating loss is allocated. The Company has not provided for a valuation allowance for its operating loss carry-forwards based on tax strategies that could be implemented if needed to ensure that the carryforwards are realized. The Company also has foreign operating loss carry-forwards totaling $531,000 that have no expiration date.

The Company has state research and development tax credit carry-forwards of approximately $77,000 that begin to expire in 2019.

6.                      ACCRUED EXPENSES

The Company’s accrued expenses consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Payroll taxes	$516	$536
Payroll	1,926	1,146
Bonuses	2,004	1,885
Commissions	418	416
Vacation	1,536	1,436
Other accrued expenses	2,067	2,569

Total	$8,467	$7,988

7.                      REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility—The Company maintains a long-term revolving credit facility (the Facility) with a bank, which enables the Company to borrow funds at variable interest rates. The credit facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006. There were no outstanding borrowings on the facility at December 31, 2004 and 2003.Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2004 and 2003, management of the Company believes the Company was in compliance with all debt covenants. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

Long-term Debt—Long-term debt consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Note payable to a financial institution; payable in monthly installments through 2005, at an interest rate of 7.41%; collateralized by equipment	$—	$17
Capital lease obligations (see note 8)	12
Less current portion	(7)	(17)

Long-term portion	$5	$—

Scheduled maturities of long-term debt at December 31, 2004 are as follows (in thousands):

Capital Leases
Year ending December 31:
2005	$7
2006	1
2007	1
2008	2
2009	1

Total	$12

8.                      COMMITMENTS AND CONTINGENCIES

Leases—The Company has non-cancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. The terms of the leases for equipment range from five to seven years. Total rental expense on these operating leases and on the Company’s manufacturing and office building (see below) for the years ended December 31, 2004, 2003 and 2002 approximated $2,622,000, $2,568,000 and $2,978,000, respectively.

In June 1993, the Company entered into a 25-year lease agreement with a developer for a manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after 10 years and, if not exercised, after 25 years. In connection with this lease agreement, in 1993 the Company sold to the developer 10 acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 431,836 shares of the Company’s common stock at $1.78 per share subject to carrying cost increases of 3% per year. These warrants were exercised in January 2003 with total proceeds to the Company of approximately $950,000.

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

The future minimum lease payments for operating leases as of December 31, 2004 are as follows (in thousands):

Operating
Leases
Year ending December 31:
2005	$2,714,961
2006	2,466,974
2007	2,022,904
2008	1,709,279
2009	1,665,991
Thereafter	16,750,605

Total minimum lease payments	$27,330,714

Irish Government Development Agency Grants—Through December 31, 2003, the Company had entered into several grant agreements with the Irish Government Development Agency of which approximately $-0- remained in receivables at both December 31, 2004 and 2003. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2004, 2003 and 2002 in the amounts of approximately $13,000, $-0- and $163,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property. The balance of deferred credits related to such grants as of December 31, 2004 and 2003 are approximately $2,591,000 and $1,454,000, respectively. During 2004, 2003 and 2002, approximately $238,000, $229,000 and $167,000, respectively, of the deferred credit was amortized as a reduction of operating expenses. There is a commitment to repay the Irish government grants received from them if the Company were to cease production in Ireland within ten years of the receipt of the last government payment. Management does not believe it will ever have to repay any of these grant monies. As of December 31, 2004, the total amount of grants that could be subject to refund was approximately $5,000,000.

Preferred Share Purchase Rights—In August 1997, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock outstanding on August 27, 1997.  Each right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40, subject to adjustments, in the event a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s common stock. Until such an event, the Rights are not exercisable and are transferable with the common stock and may be redeemed at a price of $.0001 per Right.  As of December 31, 2004, there are approximately 20,300,000 preferred share purchase rights outstanding.

Litigation—In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company’s financial position or results of operations. During 2004 and 2003, the Company recorded a gain of $100,000 and $475,000, respectively, from the settlement of a legal dispute which amount is included in other income.

9.                      EARNINGS PER COMMON SHARE (EPS)

The following table sets forth the computation of shares outstanding and the basic and diluted earnings per common share (in thousands except per share data):

	Net		Per Share
	Income	Shares	Amount
Year ended December 31, 2004:
Basic EPS	$17,932	26,301	$0.68
Effect of dilutive stock options and warrants		1,390

Diluted EPS	$17,932	27,691	$0.65

Year ended December 31, 2003:
Basic EPS	$17,295	25,401	$0.68
Effect of dilutive stock options and warrants		1,633

Diluted EPS	$17,295	27,034	$0.64

Year ended December 31, 2002:
Basic EPS	$11,310	24,226	$0.47
Effect of dilutive stock options and warrants		2,012

Diluted EPS	$11,310	26,238	$0.43

For the years ended December 31, 2004, 2003 and 2002, approximately 769,000, 449,000 and -0-, respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

10.               EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

The Company offers to its employees an Employee Stock Purchase Plan (“ESPP”) which allows the employee on a quarterly basis to purchase shares of the Company’s common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The Company has a qualified and a non-qualified ESPP, which expire on June 30, 2006. The total number of shares available to employees to purchase under the qualified plan is 1,194,444 of which 816,384 have been purchased as of December 31, 2004. The total number of shares available to employees to purchase under the non-qualified plan is 194,444 of which 56,001 have been purchased as of December 31, 2004.

The Company has a long-term incentive plan which provides for the issuance of incentive stock options, nonstatutory stock options and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 11,111,111. Options may be granted to directors, officers, outside consultants and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee in its sole discretion shall determine. Options vest either 20% per year over a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. The Company also has options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, shall the exercise price be less than the fair market value on the date of grant. Under a provision of the Company’s stock incentive plan, participants are allowed to surrender mature shares of the Company’s common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of the Company’s common stock on the date of exercise by the participant.

Changes in stock options and warrants for the years ended December 31, 2004, 2003 and 2002 are as follows (shares in thousands):

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
2004:
Granted	812	$14.63	100	$10.13
Exercised	479	3.82
Forfeited/expired	150	9.56
Outstanding at December 31	4,371	9.28	100	10.13
Exercisable	2,674	9.36	100	10.13

Weighted average fair value of options granted during year		$4.54		$3.23

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$2.52

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
2003:
Granted	1,532	$13.33
Exercised	976	2.84	431,836	$2.19
Forfeited/expired	50	5.66
Outstanding at December 31	4,188	7.63
Exercisable	1,530	5.67

Weighted average fair value of options granted during year		$7.46

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$2.67

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
2002:
Granted	149	$9.47
Exercised	876	2.20
Forfeited/expired	51	3.92
Outstanding at December 31	3,682	3.96	431,836	$2.19
Exercisable	1,568	3.30	431,836	2.19

Weighted average fair value of options granted during year		$3.59

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$1.47

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousand):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$1.62 — $2.85	1,203	4.63	$2.02	769	$2.00
$4.06 — $9.74	1,746	7.49	8.66	685	8.29
$10.47 — $15.03	995	9.55	13.49	1,062	13.57
$21.67 — $21.67	427	8.95	21.67	158	21.67

$1.62 — $21.67	4,371	7.37	$9.30	2,674	$9.36

11.               SEGMENT REPORTING AND FOREIGN OPERATIONS

During the years ended December 31, 2004, 2003, and 2002, the Company had foreign sales of approximately $37,522,000, $34,263,000, and $27,062,000 or approximately 25%, 25% and 23%, respectively, of total sales, primarily in Japan, Germany, France and the United Kingdom. Foreign sales are attributed based on location of the customer receiving the product.

The Company operates primarily in one segment in which it develops, manufactures and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in the Netherlands, and sales subsidiaries in Europe. The following is a summary of how the Company manages and reports its worldwide operations for fiscal years 2004, 2003, and 2002 (in thousands):

		Transfers
	Sales to	Between
	Unaffiliated	Geographic	Net	Identifiable
	Customers	Areas	Sales	Assets

Fiscal year ended December 31, 2004:
United States, Canada and international distributors	$126,537	$2,244	$128,781	$113,038
Europe direct and European distributors	24,861	11,826	36,687	25,839
Eliminations		(14,070)	(14,070)

Consolidated	$151,398	$—	$151,398	$138,877

Fiscal year ended December 31, 2003:
United States, Canada and international distributors	$115,847	$1,891	$117,738	$88,877
Europe direct and European distributors	20,106	9,374	$29,480	18,424
Eliminations		(11,265)	$(11,265)

Consolidated	$135,953	$—	$135,953	$107,301

Fiscal year ended December 31, 2002:
United States, Canada and international distributors	$99,694	$1,787	$101,481	$65,104
Europe direct and European distributors	16,533	9,078	25,611	13,201
Eliminations		(10,865)	(10,865)

Consolidated	$116,227	$—	$116,227	$78,305

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

Following is a summary of the Company’s long-lived assets by geographic area (in thousands):

	2004	2003

United States	$38,337	$21,489
Ireland	14,098	7,622
Other foreign countries	57	86

Total	$52,492	$29,197

12.                   ROYALTY AGREEMENTS

Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. The license agreement will terminate upon the expiration or invalidation of the last related patents, which will expire in August 2008. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2004, 2003 and 2002.

During 2002, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, which will not exceed $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2006.

13.                   EMPLOYEE BENEFIT PLAN

The Company has a contributory 401(k) savings and profit sharing plan (the “Plan”) covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees’ compensation. Contributions made by the Company to the Plan for the years ended December 31, 2004, 2003 and 2002 totaled approximately $692,000, $629,000 and $499,000, respectively.

14.                   SUBSEQUENT EVENTS

During the fourth quarter of 2004 the Company advanced $1.0 million as a promissory note to be applied against the purchase price of an anticipated business combination. On March 1, 2005, the company to be acquired signed a letter of intent with the Company for $30,000 in cash and the release of the promissory note in exchange to purchase all of the assets (excluding intellectual property) and product know-how. The Company was unable to acquire the entire company as the result of certain patent issues.  The Company plans to allocate the purchase price of $1,030,000, which includes the $30,000 in cash and $1.0 million relating to the release of the promissory note between the fair value of assets acquired and other identifiable intangible assets. The Company intends to develop a new product line with the product know-how acquired.

On February 3, 2005, the Board of Directors accelerated the vesting on 427,448 options with an exercise price of $21.67, which were in excess of the current market price.  Management believes, that the acceleration of these options will reduce the compensation expense in future periods under the provisions of SFAS No. 123R, which is in the best interest of the Company and its shareholders.

On March 4, 2005, the Board of Directors approved to resume its prior Stock Purchase Program effective March 11, 2005.  The Board of Directors has authorized management to repurchase, within its discretion, up to 1,000,000 shares of Merit common stock.

15.               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2004

Net sales	$37,663	$38,921	$35,475	$39,339
Gross profit	16,433	18,009	15,792	17,213
Income from operations	6,706	7,940	6,126	5,390
Income tax expense	2,537	3,009	2,040	2,077
Net income	4,376	5,071	4,189	3,707
Basic earnings per common share	0.17	0.19	0.16	0.14
Diluted earnings per common share	0.16	0.18	0.15	0.13

2003

Net sales	$31,741	$34,577	$34,507	$35,128
Gross profit	13,271	15,181	15,977	16,294
Income from operations	5,291	6,534	7,084	7,228
Income tax expense	2,082	2,404	2,557	2,685
Net income	3,752	4,205	4,652	4,686
Basic earnings per common share	0.15	0.17	0.18	0.18
Diluted earnings per common share	0.14	0.16	0.17	0.17

2002

Net sales	$28,672	$28,789	$29,341	$29,425
Gross profit	11,152	12,033	12,556	12,774
Income from operations	3,483	4,104	4,624	4,564
Income tax expense	1,096	1,376	1,509	1,471
Net income	2,327	2,702	3,125	3,156
Basic earnings per common share	0.10	0.11	0.13	0.13
Diluted earnings per common share	0.09	0.10	0.12	0.12

During the fourth quarter ended December 31, 2004 the Company accrued severance costs totaling approximately $663,000 related to the termination of certain employees.

******

SUPPLEMENTARY FINANCIAL DATA

The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 12 to the consolidated financial statements of the Company set forth above.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Merit’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Merit Medical Systems, Inc.;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•                  Provide reasonable assurance that receipts and expenditures of Merit Medical Systems, Inc. are being made only in accordance with authorization of management and directors of Merit Medical Systems, Inc.; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Merit’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, except for the internal control over financial reporting at MedSource, which was acquired on November 17, 2004 and whose financial statements reflect total assets and revenues both constituting less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  In making this assessment, Merit’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on those criteria and management’s assessment, the Company believes that, as of December 31, 2004, Merit’s internal control over financial reporting is effective.

Merit’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Merit Medical Systems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at MedSource Packaging Concepts LLC (“MedSource”) which was acquired on November 17, 2004 and whose financial statements reflect total assets and revenues both constituting less than one percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at MedSource.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 11, 2005

PART III

Item 10, 11, 12, 13 and 14

These items are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2005.  The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8–K.

(a)                                  Documents filed as part of this report:

(1)  Financial Statements.  The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

•           Report of Independent Registered Public Accounting Firm — Internal Control

•           Report of Independent Registered Public Accounting Firm — Financial Statements

•           Consolidated Balance Sheets as of December 31, 2004 and 2003

•           Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

•           Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

•           Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

•           Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule

•                                          Schedule II - Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In Thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs		End of
Description	of Year	Expenses (a)	Deduction (c)	Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2002	(409)	(81)	14	(476)
2003	(476)	(323)	50	(749)
2004	(749)	(114)	134	(729)

(a) The Company records a bad debt provision based upon historical experience and a review of individual customer balances.

(c) When an individual customer balance becomes impaired and is deemed uncollectible a deduction is made against the allowance for uncollectible accounts.

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs		End of
Description	of Year	Expenses (b)	Deductions(d)	Year

RESERVE FOR INVENTORY OBSOLESCENCE:

2002	(3,395)	(1,831)	2,458	(2,768)
2003	(2,768)	(932)	1,323	(2,377)
2004	(2,377)	(692)	760	(2,309)

(b) The Company writes down its inventory for estimated obsolescence for ummarketable and/or slow moving products that may expire prior to being sold.

(d) When a previously reserved for inventory item is either disposed of or sold the Company records a deduction to its reserve for obsolescence inventory.

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(b)                                 Reports on Form 8–K:

Form 8-K	Date of Event	Description
Items 7.01 and 9.01	10/13/2004	Merit pre-announces preliminary results for the third quarter of 2004.

Items 2.02,7.01, and 9.01	10/26/2004	Merit annouces financial and operating results for the three and nine months ended September 31, 2004.

Items 7.01 and 9.01	11/23/2004	Merit acquires assets of MedSource Packaging Concepts LLC.

(c)                                  Exhibits:

The following exhibits required by Item 601 of Regulation S—K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.
3.1	Articles of Incorporation of the Company, as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]

3.2	Bylaws of the Company*	[Form S-18 filed October 19, 1989, Exhibit No. 2]

4	Specimen Certificate of the Company’s Common Stock, no par value*	[Form S-18 filed October 19, 1989, Exhibit No. 10]

4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]

4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]

4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]

4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]

10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*	[Form 10-Q filed August 14, 1996, Exhibit No. 2]

10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991*	[Form S-1 filed February 14, 1992, Exhibit No. 8]

10.3	License Agreement, dated April 8, 1992 between the Company and Utah Medical Products, Inc.*	[Form S-1 filed February 14, 1992, Exhibit No. 5]

10.4	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10-K for year ended December 31, 1994, Exhibit No. 10.5]

10.5	Amended and Restated Loan Agreement with Zion’s First National Bank dated August 11, 1999*	[Form 10-K for year ended December 31, 1995, Exhibit No. 10.5

10.6	Amendment to Loan Agreement with Zion’s First National Bank 3/11/2002*	Form 10-K for year ended December 31, 2000, Exhibit No. 10.6]

10.7	Fifth Amendment to Loan Agreement with Zion’s First National Bank Date November 15, 2002*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.7]

10.8	Employment agreement between the Company and Fred P. Lampropoulos*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.8]

10.9	Employment agreement between the Company and Kent W. Stanger*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.9]

10.10	Employment agreement between the Company and B. Leigh Weintraub*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.10]

10.11	Employment agreement between the Company and Brian Ferrand*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.11]

10.12	Amended and Restated Deferred Compensation plan*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]

10.13	Purchase agreement dated November 17, 2004 between the Company and MedSource Packaging Concepts LLC	Filed herewith

10.14	Severance Agreement dated October 18, 2004 between the Company and Brian Ferrand	Filed herewith

21	Subsidiaries Of Merit Medical Systems, Inc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

*                 These exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/: FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2005.  In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos

/s/: KENT W. STANGER	Chief Financial Officer, Secretary, Treasurer and
Kent W. Stanger	Director (Principal financial and accounting officer)

/s/: RICHARD W. EDELMAN	Director
Richard W. Edelman

/s/: REX C. BEAN	Director
Rex C. Bean

/s/: JAMES J. ELLIS	Director
James J. Ellis

/s/: MICHAEL E. STILLABOWER	Director
Michael E. Stillabower