Form 10-Q
period 2005-03-31
MERIT MEDICAL SYSTEMS INC
filed 2005-05-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	26,586,448
Title or class	Number of Shares
Outstanding at May 4, 2005

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(In Thousands - Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,617	$33,037
Trade receivables - less allowances of $735 and $758, respectively	20,544	19,724
Employee and other receivables	203	157
Inventories	24,493	23,096
Prepaid expenses and other assets	741	797
Deferred income tax assets	38	56

Total current assets	74,636	76,867

PROPERTY AND EQUIPMENT:
Land and land improvements	5,667	4,664
Building	18,840	18,272
Manufacturing equipment	33,253	32,475
Furniture and fixtures	13,190	12,786
Leasehold improvements	4,107	4,085
Construction-in-progress	21,600	14,474

Total	96,657	86,756
Less accumulated depreciation and amortization	(35,430)	(34,264)

Property and equipment—net	61,227	52,492

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,358 and $1,332, respectively	2,767	1,990
Goodwill	5,717	5,570
Other assets	1,856	1,822
Note receivable		1,000
Deposits	137	136

Total other assets	10,477	10,518

TOTAL ASSETS	$146,340	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(In Thousands - Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$5	$7
Trade payables	12,359	10,728
Accrued expenses	7,667	8,467
Advances from employees	146	221
Deferred income tax liabilities	449	227
Income taxes payable	3,237	2,273

Total current liabilities	23,863	21,923

DEFERRED INCOME TAX LIABILITIES	2,412	2,580

LONG-TERM DEBT	5	5

DEFERRED COMPENSATION PAYABLE	1,918	1,702

DEFERRED CREDITS	2,561	2,615

OTHER LIABILITIES	138

Total liabilities	30,897	28,825

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2005, no shares issued
Common stock—no par value; 50,000 shares authorized; 26,515 and 26,486 shares issued at March 31, 2005 and December 31 2004, respectively	42,887	42,559
Retained earnings	72,965	68,891
Accumulated other comprehensive loss	(409)	(398)

Total stockholders’ equity	115,443	111,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,340	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 2005 AND 2004

(In Thousands, Except Share Data and Unaudited)

	Three Months Ended March 31,
	2005	2004

NET SALES	$40,274	$37,663

COST OF SALES	22,813	21,230

GROSS PROFIT	17,461	16,433

OPERATING EXPENSES:
Selling, general, and administrative	9,707	8,536
Research and development	1,547	1,191

Total operating expenses	11,254	9,727

INCOME FROM OPERATIONS	6,207	6,706

OTHER INCOME (EXPENSE):
Litigation settlement		100
Interest income	182	123
Miscellaneouse expense	(21)	(16)

Other income - net	161	207

INCOME BEFORE INCOME TAXES	6,368	6,913

INCOME TAX EXPENSE	2,294	2,537

NET INCOME	$4,074	$4,376

EARNINGS PER COMMON SHARE:
Basic	$.15	$.17
Diluted	$.15	$.16

AVERAGE COMMON SHARES:
Basic	26,506,733	26,057,803
Diluted	27,598,050	27,771,834

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH  31, 2005 AND 2004

(In Thousands and Unaudited)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,074	$4,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,213	1,154
Bad debt expense	32	10
Write-off of certain patents and trademarks	14	27
Amortization of deferred credits	(54)	(58)
Deferred income taxes	73	(306)
Tax benefit attributable to appreciation of
common stock options exercised	36	1,804
Changes in operating assets and liabilities net of effects from acquisition:
Trade receivables	(852)	(1,312)
Employee and other receivables	(46)	31
Inventories	(1,327)	(924)
Prepaid expenses and other assets	57	45
Income tax refund receivables		196
Deposits	(1)	(95)
Trade payables	1,630	712
Accrued expenses	(800)	(62)
Advances from employees	(75)	33
Income taxes payable	964	860
Other liabilities	137

Total adjustments	1,001	2,115

Net cash provided by operating activities	5,075	6,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(9,730)	(2,987)
Patents and trademarks	(84)	(339)
Increase in cash surrender value of life insurance contracts	(34)	(467)
Cash paid in acquisition	(67)

Net cash used in investing activities	(9,915)	(3,793)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In Thousands and Unaudited)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$292	$537
Deferred credits		6
Principal payments on long-term debt	(2)	(17)
Increase in deferred compensation payable	216	461

Net cash provided by financing activities	506	987

EFFECT OF EXCHANGE RATES ON CASH	(86)	4

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,420)	3,689

CASH AND CASH EQUIVALENTS:
Beginning of period	33,037	30,204

End of period	$28,617	$33,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$5	$3

Income taxes	$1,221	$10

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                  During the three months ended March 31, 2004, 13,293 matured shares (i.e. shares owned for more than six months) of Merit common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $289,000, related to the exercise of stock options.  The matured shares were valued based upon the closing price of the Merit common stock on the surrender date.

•                  During the three months ended March 31, 2004, 5,295 matured shares of Merit common stock, with a value of approximately $115,000, were surrendered in exchange for the exercise of stock options.

•                  During the three months ended March 31, 2005, Merit acquired substantially all of the assets of Sub-Q, Inc. (“Sub-Q”) (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,067,062, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.  The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles for $750,000 and goodwill for $142,859.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2005 and 2004 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2005, and our results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”).

Stock-Based Compensation.  We account for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and currently intend to continue to do so until we adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS No. 123R).  Accordingly, no compensation cost has been recognized for our stock compensation arrangements.  If the compensation cost for our compensation plans had been determined consistent with SFAS No. 123R, our net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$4,074	$4,376
Compensation cost under fair value-based accounting method, net of tax	2,380	498
Net income, pro forma	$1,694	$3,878

Net income per common share:
Basic:
As reported	$0.15	$0.17
Pro forma	0.06	0.15

Diluted:
As reported	0.15	0.16
Pro forma	0.06	0.14

In applying the Black-Scholes methodology to the option grants, Merit used the following assumptions:

Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.32% - 5.20%	2.32% - 6.13%
Expected option life	2.5 - 5.0 years	5.0 years
Expected price volatility	46.28% - 63.97%	55.97% - 63.81%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.  On February 3, 2005, Merit accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation for the three months ended March 31, 2005 by approximately $1.9 million, net of tax.

Reclassifications.  Certain amounts have been reclassified in the prior year’s financials to conform with the current year’s presentation.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

Finished goods	$11,811	$12,080
Work-in-process	4,901	3,643
Raw materials	7,781	7,373

Total	$24,493	$23,096

3.  Reporting Comprehensive Income.  Comprehensive income for the three months ended March 31, 2005 and 2004 consisted of net income and foreign currency translation adjustments.  As of March 31, 2005 and December 31, 2004, the cumulative effect of such adjustments reduced stockholders’ equity by $409,439 and $398,445, respectively.  Comprehensive income for the three-month periods ended March 31, 2005 and 2004 has been computed as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$4,074	$4,376
Foreign currency translation	(11)	3
Comprehensive income	$4,063	$4,379

4. Acquisitions.  On March 11, 2005, Merit acquired substantially all of the assets of Sub-Q (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,067,062, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.  The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles (know-how and formulas) for $750,000 and goodwill for $142,859. This acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142.  Sub-Q was a Delaware corporation, formed in June of 1998, and located in San Clemente, California.  Sub-Q was involved in the development, manufacture and marketing of vascular sealing devices.  In addition, Sub-Q was developing proprietary gel foam products that may be used as an embolic and/or to stop bleeding in many areas of health care including, among others, interventional cardiology and radiology, wound care, gynecology, the emergency room, and surgery.  With the purchase of the Sub-Q assets, Merit plans to develop proprietary products to be used in interventional cardiology and radiology and, potentially, for additional medical applications.

5. Recently Issued Accounting Standards.  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows.  This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, Merit is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  SFAS No. 123R does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.  The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.  Merit intends to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Currently, Merit does not recognize compensation expense for stock-based compensation.  Merit is currently evaluating to what extent the entity’s equity instruments will be used in the future for employee compensation and the transition provisions of SFAS No. 123R; therefore, the impact to Merit’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

In December 2004, FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. On January 1, 2005 Merit adopted the provisions of FAS 109-1.  The adoption of FAS 109-1 did not have a material impact on Merit’s financial statements.

6.  Subsequent Events.    In April 2005, Merit acquired a 102,000 square foot building in Chester, Virginia for approximately $3.8 million dollars.  Merit intends to use this facility for production of procedure trays, including those acquired from MedSource Packaging Concepts LLC (“MedSource”) in the fourth quarter of 2004, and office space for administrative functions to support this business operation.  Merit believes the facility will create greater productive capacity for procedure trays, and permit future growth.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results may vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Factors That May Affect Future Results” beginning on page 12 below.

Overview

For the quarter ended March 31, 2005, we reported record revenues of $40.3 million, up 7% over the three months ended March 31, 2004.

Gross profit for the first quarter of 2005 was $17.4 million, up approximately one million dollars over gross profit of $16.4 million for the same period of the prior year.  Gross margins, however, were down slightly from 43.6% of sales in the first quarter of 2004 to 43.4% of sales in the first quarter of 2005, due primarily to Merit’s newly acquired procedure tray business in Richmond, Virginia, which negatively affected gross margins by 1.1%.

Net income decreased slightly for the three months ended March 31, 2005 to $4.1 million, compared to $4.4 million for the prior year’s period.  Net income was negatively affected by higher research and development spending, and selling, general and administrative expenses when compared to the prior year’s period, and positively affected by increased sales volumes.  Earnings per share for the first quarter of 2005 were negatively impacted by a one-time buy-out of a distribution agreement and severance payments for two former employees, resulting in a total incremental expenses of approximately $227,000 (net of tax) during the quarter, or approximately $0.01 per share.

Merit is making significant investments during 2005, for the completion of new facilities and the purchase of a new facility in Chester, Virginia for its newly acquired procedure tray business, to meet production demands for future sales growth and the release of seven new products during 2005.  Management believes the market acceptance of Merit’s new and existing products, if achieved, will further enhance future top and bottom-line growth.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2005	2004
Sales	100.0%	100.0%
Gross profit	43.4	43.6
Selling, general and administrative expenses	24.1	22.7
Research and development expenses	3.8	3.2
Income from operations	15.4	17.8
Other income	0.4	0.5
Net income	10.1	11.6

Sales.  Sales for the three months ended March 31, 2005 increased by 7%, or approximately $2.6 million, compared to the same period of 2004.  Merit reports sales in five product categories.  Listed below are the sales relating to these product categories for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	% Change	2005	2004
Inflation devices	5%	$12,209	$11,658
Custom kits	6%	12,009	11,279
Stand-alone devices	5%	11,579	11,048
Catheters	6%	3,899	3,678
Procedure trays		578
Total	7%	$40,274	$37,663

Sales growth for the first quarter of 2005, when compared to the same period of the prior year, was favorably affected by a two percent increase due to the introduction of new products, a one percent increase due to new procedure tray business resulting from the acquisition from MedSource in the fourth quarter of 2004, a one percent increase due to positive fluctuations in the exchange rate between the Euro and the U.S. Dollar when compared to the same periods in 2004, and the remainder resulting primarily from procedural growth and market share gains.  Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.                              Gross profit for the first quarter of 2005 was up approximately $1million over the prior year’s period.  However, during the first quarter of 2005, gross profit decreased to 43.4% of sales, compared to 43.6% of sales for the same period of 2004.  The decline in the gross margin percentage for the first quarter of 2005 was primarily the result of negative margins associated with Merit’s newly acquired procedure tray business in Richmond, Virginia, which negatively affected gross margins by 1.1%.  Absent the effect of the new procedure tray business, we believe our gross margins would have improved to 44.5%, principally as a result of lower product cost per unit when compared to the same period of 2004.  The improvement in our lower cost per unit was primarily affected by an increase in efficiency and productivity gains achieved primarily by our operations groups.  These productivity gains have been achieved primarily by enhanced employee productivity, which management believes was encouraged by Merit’s bonus program, streamlined production layouts and investments in manufacturing equipment which have improved efficiencies.

Operating Expenses.  Operating expenses increased to 24.1% of sales for the three months ended March 31, 2005, compared with 22.7% of sales for the three months ended March 31, 2004.  The increase in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2005, was due primarily to costs associated with the buy-out of a distribution agreement ($200,000), severance for two employees ($155,000), and external audit fees to complete the audit of management’s assessment of the effectiveness of internal control over financial reporting under section 404 of the Sarbanes-Oxley Act of 2002 ($72,000).  Research and development expenses increased to 3.8% of sales for the three months ended March 31, 2005, compared to 3.2% of sales when compared to the same period in 2004.  This increase was partially attributable to additional headcount and expenses associated with our efforts to launch seven new products during 2005.

Other Income.  Other income for the first quarter of 2005 was approximately $161,000, compared to approximately $207,000 for the same period in 2004.  The decrease in other income during the first quarter of 2005, when compared to the same period in 2004, was primarily the result of a gain from the settlement of a legal dispute of $100,000 during the 2004 period. Absent this legal settlement, other income for the three months ended March 31, 2005 would have increased compared to the prior year’s period primarily as the result of an increase in interest income of approximately $59,000, when compared to the same period in 2004.

Income Taxes.  Our effective tax rate for the three months ended March 31, 2005 was 36.0%, compared to 36.7% for the same period of 2004.  The decrease was principally the result of increased profitability in our Irish operation, when compared to the prior year’s period, which is taxed at a lower effective income tax rate than our U.S. effective income tax rate.

Income.  During the first quarter of 2005, we reported income from operations of $6.2 million, a decrease of 7.4% from $6.7 million for the comparable period in 2004.  The decrease in income was primarily the result of higher research and development spending, and higher selling, general and administrative expenses as a percentage of sales, partially offset by increased sales volumes.  These factors contributed to net income of $4.1 million for the three months ended March 31, 2005, compared to net income of $4.4 million for the same period of 2004.

Liquidity and Capital Resources

Our working capital as of March 31, 2005 and December 31, 2004 was $50.8 million and $54.9 million, respectively.  The decrease in working capital was, in part, the result of cash being used to fund the construction of our new facilities in South Jordan, Utah.  As of March 31, 2005, we had a current ratio of 3.1 to 1. We had $0 outstanding under our line of credit at March 31, 2005.  We generated cash from operations for the three months ended March 31, 2005, in the amount of $5.1 million. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. The Facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006.  Based on discussions with representatives of the bank, we believe we could restore the Facility to its former level of $35 million, subject to a favorable credit review.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During the three months ended March 31, 2005, we paid approximately $3.7 million for progress payments on our facilities under construction in South Jordan, Utah.  In addition during the first quarter of 2005, we spent approximately $1.0 million to purchase 5 acres of land just west of our current South Jordan, Utah facilities.  We still have approximately $10.1 million remaining to be paid to complete the facility in South Jordan, Utah.  We anticipate that an additional $2.5 million, in excess of our 2004 annual capital expenditures, will be spent on other production equipment for these new facilities.  Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of Merit’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been an historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.2 million as of March 31, 2005.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collections.  Therefore, we have experienced relatively minimal bad debts from hospital customers and similar write-offs associated with some of our international distributors, typically as a result of terminating a distributor within a foreign country.  The most significant write-offs over our history have come from U.S. packers who bundle Merit’s products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $734,810 at March 31, 2005, which is generally in line with our historical collection experience.

Stock-Based Compensation:  We account for stock compensation arrangements under the intrinsic value method outlined in APB Opinion No. 25, and currently intend to continue to do so until we adopt the provisions of SFAS No. 123R.  Accordingly, no compensation cost has been recognized for our stock compensation arrangements.  If the compensation cost for our compensation plans had been determined consistent with SFAS No. 123R, our net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$4,074	$4,376
Compensation cost under fair value-based accounting method, net of tax	2,380	498
Net income, pro forma	$1,694	$3,878

Net income per common share:
Basic:
As reported	$0.15	$0.17
Pro forma	0.06	0.15

Diluted:
As reported	0.15	0.16
Pro forma	0.06	0.14

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.32% - 5.20%	2.32% - 6.13%
Expected option life	2.5 - 5.0 years	5.0 years
Expected price volatility	46.28% - 63.97%	55.97% - 63.81%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.  On February 3, 2005, we accelerated the vesting on 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation expense for the three months ended March 31, 2005 by approximately $1.9 million, net of tax.

Factors That May Affect Future Results

Our business, operations and financial condition are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected.  The following is a summary of some of the key factors, discussed in more detail in our 2004 Annual Report on Form 10-K, that may have a direct bearing on our business, operations and financial condition:

•                  We may be unable to compete in our markets, particularly if there is a significant change in relevant procedures or technology, or increase in competitive pressures;

•                  Our products may be subject to recall or product liability claims;

•                  We may be unable to successfully manage growth, particularly if accomplished through acquisitions;

•                  A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business;

•                  A significant portion of our revenues are derived from a few products and procedures;

•                  Termination of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business;

•                  We may be unable to protect our proprietary technology or our technology may infringe on the proprietary technology of others;

•                  We are dependent upon key personnel;

•                  Limits on reimbursement imposed by governmental and other programs may adversely affect our business;

•                  Fluctuations in Euro and British Pound Sterling exchange rates may negatively impact our financial results;

•                  The market price of our common stock has been, and may continue to be, volatile;

•                  We are subject to work stoppage, transportation and related risks.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and British Pound Sterling (GBP) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.3 million, representing approximately 13.1% of aggregate revenues), for the three months ended March 31, 2005 came from sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of the Euro and GBP against the U.S. Dollar exchange rate.  Because of our Euro and GBP denominated revenues and expenses, in a year in which our Euro and GBP denominated revenues exceed our Euro and GBP based expenses, the value of such Euro and GBP denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the three months ended March 31, 2005, the exchange rate between the Euro and the U.S. Dollar resulted in an increase of our gross revenues of approximately $356,000 and 0.1% in gross profit.

At March 31, 2005, we had a net exposure (representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables) of approximately $830,000 and $405,000, respectively.  In order to partially offset such risks, at March 31, 2005, we entered into 30-day forward Euro and GBP hedge contracts.  We enter into similar economic hedging transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three months ended March 31, 2005, we experienced a net loss of approximately $19,000 on hedging transactions we executed during the three months ended March 31, 2005 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of March 31, 2005, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 9, 2005	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	May 9, 2005	/s/ Kent W. Stanger
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER