Form 10-Q
period 2005-06-30
MERIT MEDICAL SYSTEMS INC
filed 2005-08-05
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	26,960,919
Title or class	Number of Shares
Outstanding at August 3, 2005

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(In Thousands and Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,835	$33,037
Trade receivables - net	21,199	19,724
Employee receivables	114	94
Other receivables	253	63
Inventories	26,715	23,096
Prepaid expenses and other assets	1,243	797
Deferred income tax assets	41	56
Total current assets	68,400	76,867

PROPERTY AND EQUIPMENT:
Land and land improvements	5,669	4,664
Building	23,702	18,272
Manufacturing equipment	34,243	32,475
Furniture and fixtures	13,776	12,786
Leasehold improvements	4,115	4,085
Construction-in-progress	29,464	14,474

Total	110,969	86,756
Less accumulated depreciation and amortization	(36,584)	(34,264)

Property and equipment—net	74,385	52,492

OTHER ASSETS:
Other intangibles, net	2,758	1,990
Goodwill	5,738	5,570
Other assets	1,980	1,822
Note receivable		1,000
Deposits	156	136

Total other assets	10,632	10,518

TOTAL ASSETS	$153,417	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(In Thousands and Unaudited)

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$4	$7
Trade payables	13,054	10,728
Accrued expenses	8,651	8,467
Advances from employees	274	221
Deferred income tax liabilities	503	227
Income taxes payable	1,578	2,273

Total current liabilities	24,064	21,923

DEFERRED INCOME TAX LIABILITIES	2,365	2,580

LONG-TERM DEBT	5	5

DEFERRED COMPENSATION PAYABLE	2,064	1,702

DEFERRED CREDITS	2,510	2,615

OTHER LIABILITIES	125

Total liabilities	31,133	28,825

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2005, no shares issued
Common stock—no par value; 50,000 shares authorized; 26,895 and 26,486 shares issued at June 30, 2005 and December 31 2004, respectively	45,027	42,559
Retained earnings	77,647	68,891
Accumulated other comprehensive loss	(390)	(398)

Total stockholders’ equity	122,284	111,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,417	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands Except Share Data and Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET SALES	$42,405	$38,921	$82,679	$76,583

COST OF SALES	24,145	20,912	46,957	42,141

GROSS PROFIT	18,260	18,009	35,722	34,442

OPERATING EXPENSES:
Selling, general, and administrative	9,326	8,796	19,033	17,332
Research and development	1,747	1,273	3,294	2,465

Total operating expenses	11,073	10,069	22,327	19,797

INCOME FROM OPERATIONS	7,187	7,940	13,395	14,645

OTHER INCOME (EXPENSE):
Litigation settlement				100
Interest income	143	133	325	256
Other income(expense) - net	(20)	7	(41)	(9)

Other income - net	123	140	284	347

INCOME BEFORE INCOME TAXES	7,310	8,080	13,679	14,992

INCOME TAX EXPENSE	2,629	3,008	4,923	5,545

NET INCOME	$4,681	$5,072	$8,756	$9,447

EARNINGS PER COMMON SHARE:
Basic	$.18	$.19	$.33	$.36
Diluted	$.17	$.18	$.32	$.34

AVERAGE COMMON SHARES:
Basic	26,725,684	26,301,004	26,616,813	26,183,069
Diluted	27,726,579	27,729,654	27,658,419	27,754,410

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands and Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,756	$9,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,486	2,355
Losses (gains) on sales of property and equipment	(1)	2
Bad debt expense	24	29
Write-off of certain patents and trademarks	29	34
Amortization of deferred credits	(105)	(108)
Deferred income taxes	76	(258)
Tax benefit attributable to appreciation of common stock options exercised	1,894	2,162
Changes in operating assets and liabilities: net of effects from acquisition:
Trade receivables	(1,498)	(2,219)
Employee receivables	(19)	(36)
Other receivables	(190)	(36)
Inventories	(3,452)	(1,619)
Prepaid expenses and other assets	(446)	(259)
Income tax refund receivables		347
Deposits	(20)	(95)
Trade payables	78	737
Accrued expenses	(507)	(110)
Advances from employees	53	49
Income taxes payable	(695)	2,153
Other liabilities	125

Total adjustments	(2,168)	3,128

Net cash provided by operating activities	(6,588)	12,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(21,874)	(7,353)
Patents and trademarks	(133)	(371)
Increase in cash surrender value of life insurance contracts	(158)	(696)
Proceeds from the sale of property and equipment	4	1
Cash paid in acquisition	(86)

Net cash used in investing activities	(22,247)	(8,419)

See notes to consolidated financial statements.

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$1,265	$815
Deferred credits		6
Principal payments on long-term debt	(4)	(17)
Increase in deferred compensation payable	362	709

Net cash provided by financing activities	1,623	1,513

EFFECT OF EXCHANGE RATES ON CASH	(166)	(8)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(14,202)	5,661

CASH AND CASH EQUIVALENTS:
Beginning of period	33,037	30,204

End of period	$18,835	$35,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$5	$4

Income taxes	$3,648	$1,142

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                  During the six months ended June 30, 2005 and 2004, 48,795 and 19,715 matured shares (i.e. shares owned for more than six months) of Merit common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $691,000 and $384,000, respectively, related to the exercise of stock options.  The matured shares were valued based upon the closing price of the Merit common stock on the surrender date.

•                  During the six months ended June 30, 2005 and 2004, 26,231 and 12,146 matured shares of Merit common stock, with a value of approximately $371,000 and $219,000, respectively, were surrendered in exchange for the exercise of stock options.

•                  During the six months ended June 30, 2005, Merit acquired substantially all of the assets of Sub-Q, Inc. (“Sub-Q”) (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.  The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles for $750,000 and goodwill for $161,582.

•                  As of June 30, 2005 and 2004, $6,256,866 and $2,621,481, respectively, of additions to plant, equipment, and other asset purchases were accrued in accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2005 and 2004 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2005, and our results of operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”).

Stock-Based Compensation.  We account for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and currently intend to continue to do so until we adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS No. 123R).  Accordingly, no compensation cost has been recognized for our stock compensation arrangements.  If the compensation cost for our compensation plans had been determined consistent with SFAS No. 123, our net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$4,681	$5,072	$8,756	$9,447
Compensation cost under fair value-based accounting method, net of tax	599	1,747	2,980	2,232
Net income, pro forma	$4,082	$3,325	$5,776	$7,215

Net income per common share:
Basic:
As reported	$0.18	$0.19	$0.33	$0.36
Pro forma	0.15	0.13	0.22	0.28

Diluted:
As reported	0.17	0.18	0.32	0.34
Pro forma	0.15	0.12	0.21	0.26

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Three and Six-Months Ended June 30,
	2005		2004
Risk-free interest rate	2.32% - 5.20%		2.32% - 6.13%
Expected option life	2.5% - 5.0 years		2.5% - 5.0 years
Expected price volatility	46.28% - 63.97%		47.54% - 63.81%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.  On February 3, 2005, Merit accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation cost for the six months ended June 30, 2005 by approximately $1.9 million, net of tax.

Reclassifications.  Subsequent to the issuance of our quarterly report on Form 10-Q for the three months ended June 30, 2004, we determined that certain of our liabilities associated with the acquisition of properties, plant and equipment were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities.  Management has concluded that the error was not material to our financial statements, and accordingly the prior period presented has been corrected by reducing net cash from operating activities and net cash used for investing activities by approximately $2.2 million.  In addition, certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.  Inventories. Inventories at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Finished goods	$12,336	$12,080
Work-in-process	5,524	3,643
Raw materials	8,855	7,373
Total	$26,715	$23,096

3.  Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2005 and 2004 consisted of net income and foreign currency translation adjustments.  As of June 30, 2005 and December 31, 2004, the cumulative effect of such adjustments reduced stockholders’ equity by $389,886 and $398,445, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2005 and 2004 has been computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$4,681	$5,072	$8,756	$9,447
Foreign currency translation	20	(12)	9	(7)
Comprehensive income	$4,701	$5,060	$8,765	$9,440

4. Acquisitions.  On March 11, 2005, we acquired substantially all of the assets of Sub-Q (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.  The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles (know-how and formulas) for $750,000 and goodwill for $161,582. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142.  Sub-Q is a Delaware corporation, formed in June of 1998, and located in San Clemente, California.  Sub-Q was involved in the development, manufacture and marketing of vascular sealing devices.  In addition, Sub-Q was developing proprietary gel foam products that may be used as an embolic and/or to stop bleeding in many areas of health care including, among others, interventional cardiology and radiology, wound care, gynecology, emergency room procedures, and surgery.  With the purchase of the Sub-Q assets, we plan to develop proprietary products to be used in interventional cardiology and radiology and, potentially, for additional medical applications.

5. Recently Issued Accounting Standards.  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows.  This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, we are required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  SFAS No. 123R does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.  The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.  We intend to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Currently, we do not recognize compensation expense for stock-based compensation.  We are currently evaluating to what extent our equity instruments will be used in the future for employee compensation and the transition provisions of SFAS No. 123R; therefore, the impact to our financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). Accordingly the FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. On January 1, 2005 we adopted the provisions of FAS 109-1.  The adoption of FAS 109-1 did not have a material impact on our financial statements.

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

Overview

For the quarter ended June 30, 2005, we reported record revenues of $42.4 million, up 9% over the three months ended June 30, 2004.  Revenues for the six months ended June 30, 2005 were a record $82.7 million, compared with $76.6 million for the same six months in 2004, a gain of 8%.

Gross margins were down to 43.1% and 43.2% of sales for the three and six-month periods ended June 30, 2005, respectively, when compared to 46.3% and 45.0% of sales for the three and six-month periods ended June 30, 2004, respectively.  This decline resulted primarily from negative margins in the new procedure tray business acquired from MedSource Packaging Concepts ("MedSource").  The effect was a reduction of gross margins by 1.4% and 1.2%, respectively, for the three and six-month periods ended June 30, 2005.

Net income decreased for the three months ended June 30, 2005 to $4.7 million, compared to $5.1 million for the prior year’s period.  For the six-month period ended June 30, 2005 net income decreased to $8.8 million, compared to $9.4 million for the prior year’s period.  Net income for the three and six-month periods ended June 30, 2005 was negatively affected by higher research and development spending, and selling, general and administrative expenses when compared to the prior year’s periods, and positively affected by increased sales volumes.  Net income for the six-month period ended June 30, 2005 was negatively impacted by a buy-out of a distribution agreement and severance payments for two former employees, resulting in total incremental expenses of approximately $355,000, or approximately $0.01 per share.

We are making significant investments during 2005, for the completion of new facilities in South Jordan, Utah and the purchase of a new facility in Chester, Virginia for our newly acquired procedure tray business.  These facilities are needed to meet production demands for anticipated future sales growth and the release of seven new products during 2005.  During the second quarter of 2005 two significant products were released, the Prelude™

sheath introducer and the Viceroy™ inflation device.  Management believes the market acceptance of Merit’s new and existing products, if achieved, will further enhance future top and bottom-line growth.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	43.1	46.3	43.2	45.0
Selling, general and administrative expenses	22.0	22.6	23.0	22.6
Research and development expenses	4.1	3.3	4.0	3.2
Income from operations	16.9	20.4	16.2	19.1
Other income	0.3	0.4	0.3	0.5
Net income	11.0	13.0	10.6	12.3

Sales.  Sales for the three months ended June 30, 2005 increased by 9%, or approximately $3.5 million, compared to the same period of 2004.  Sales for the six months ended June 30, 2005 increased by 8%, or approximately $6.1 million, compared to the same period of 2004.  We report sales in five product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2005	2004	% Change	2005	2004
Inflation devices	5%	$13,639	$12,973	5%	$25,848	$24,631
Custom kits	8%	11,616	10,709	7%	23,625	21,988
Stand-alone devices	3%	12,038	11,683	4%	23,617	22,731
Catheters	22%	4,346	3,556	14%	8,245	7,233
Procedure trays		766			1,344
Total	9%	$42,405	$38,921	8%	$82,679	$76,583

Sales growth for the three and six-month periods ended June 30, 2005, was favorably affected by an approximately two percent increase due to the introduction of new products, a two percent increase due to new procedure tray business acquired from MedSource in the fourth quarter of 2004, a one percent increase due to positive fluctuations in the exchange rate between the Euro and the U.S. Dollar when compared to the same periods in 2004, and the remainder resulting primarily from procedural growth and market share gains.  Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.  Gross margins were down to 43.1% and 43.2% of sales for the three and six-month periods ended June 30, 2005, respectively, when compared to 46.3% and 45.0% of sales for the three and six-month periods ended June 30, 2004, respectively.  This decline resulted primarily from negative margins in the new procedure tray business acquired from MedSource.  The effect was a reduction of gross margins by 1.4% and 1.2%, respectively, for the three and six-month periods ended June 30, 2005.  Gross margins for the three and six-month periods ended June 30, 2005 were also affected by increases in material costs, overhead (i.e. supplies, new facilities, and utilities) and labor related costs.

Operating Expenses.  Selling, general and administrative expenses decreased to 22.0% of sales for the three months ended June 30, 2005, compared with 22.6% of sales for the three months ended June 30, 2004.  The small decrease in selling, general and administrative expenses related primarily to lower legal costs and bonuses.  For the six months ended June 30, 2005, selling, general and administrative expenses increased slightly to 23.0% compared with 22.6% of sales for the six months ended June 30, 2004.  The increase in selling, general and administrative expenses as a percentage of sales during the six months ended June 30, 2005, was due primarily to costs associated with the buy-out of a distribution agreement ($200,000), severance for two employees ($155,000), and external audit fees to complete the audit of management’s assessment of the effectiveness of internal control over financial reporting under section 404 of the Sarbanes-Oxley Act of 2002 ($72,000).  Research and development expenses increased to 4.1% and 4.0% of sales for the three and six-month periods ended June 30, 2005, respectively, compared to 3.3% and 3.2% of sales for the three and six-month periods ended June 30, 2004, respectively.  This increase was primarily attributable to additional headcount and expenses associated with our efforts to launch seven new products during 2005.

Other Income.  Other income for the second quarter of 2005 was approximately $123,000, compared to approximately $140,000 for the same period in 2004.  The decrease in other income during the second quarter of 2005, when compared to the same period in 2004, was primarily the result of foreign exchange losses of approximately $22,000 relating to the Company’s hedging of the Euro and British Pound Sterling ("GBP").  Other income for the six months ended June 30, 2005 was approximately $284,000, compared to approximately $347,000 for the same period in 2004.  The decrease in other income for the six months ended June 30, 2005 when compared to the same period in 2004 was primarily the result of a gain from the settlement of a legal dispute of $100,000 in 2004.  Absent this legal settlement, other income for the six months ended June 30, 2005 would have increased compared to the prior year’s period primarily as the result of an increase in interest income of approximately $69,000, when compared to the same period in 2004.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2005 was 36.0%, compared to 37.2% for the same period of 2004.  For the six months ended June 30, 2005, our effective tax rate was 36.0%, compared to 37.0% for the same period in 2004.  The decrease in the effective tax rate for the three and six-month periods ended June 30, 2005 was principally the result of increased profitability in our Irish operation, when compared to the prior year’s periods, which is taxed at a lower effective income tax rate than our U.S. effective income tax rate.

Income.  During the second quarter of 2005, we reported income from operations of $7.2 million, a decrease of 9.5% from $7.9 million for the comparable period in 2004.  For the six months ended June 30, 2005, we reported income from operations of $13.4 million, a decrease of 8.5% from $14.6 million for the comparable period in 2004.  The decrease in income from operations for the three and six-month periods ended June 30, 2005 was primarily the result of higher research and development spending, and higher selling, general and administrative expenses when compared to the prior year’s periods, partially offset by increased sales volumes.  These factors contributed to lower net income of $4.7 and $8.8 million for the three and six-month periods ended June 30, 2005, respectively, compared to net income of $5.1 million and $9.4 million for the same periods of 2004.

Liquidity and Capital Resources

Our working capital as of June 30, 2005 and December 31, 2004 was $44.3 million and $54.9 million, respectively.  The decrease in working capital was, in part, the result of cash being used to fund the construction of our new facilities in South Jordan, Utah.  As of June 30, 2005, we had a current ratio of 2.8 to 1. We had $0 outstanding under our line of credit at June 30, 2005.  We generated cash from operations for the six months ended June 30, 2005 in the amount of $9.5 million. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. The Facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006.  Based on discussions with representatives of the bank, we believe we could restore the Facility to its former level of $35 million, subject to a favorable credit review.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During the six months ended June 30, 2005, we paid approximately $9.1 million for progress payments on our facilities under construction in South Jordan, Utah.  In addition, during the six months ended June 30, 2005, we spent approximately $3.8 million to purchase a 102,000 square foot facility in Chester, Virginia and $1.0 million to purchase 5 acres of land just west of our current South Jordan, Utah facilities.  We still have approximately $6.3 million remaining to be paid to complete the facility in South Jordan, Utah.  We anticipate that an additional $2.5 million, in excess of our 2004 annual capital expenditures, will be spent on other production equipment for these new facilities.  Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant's financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.0 million as of June 30, 2005.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collections.  Therefore, we have experienced relatively minimal bad debts from hospital customers and similar write-offs associated with some of our international distributors, typically as a result of terminating a distributor within a foreign country.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $740,059 at June 30, 2005, which is generally in line with our historical collection experience.

Stock-Based Compensation:  We account for stock compensation arrangements under the intrinsic value method outlined in APB Opinion No. 25, and currently intend to continue to do so until we adopt the provisions of SFAS No. 123R.  Please see the discussion of this point in Note 1 to our Consolidated Financial Statements, under the heading: Stock-Based Compensation.

Factors That May Affect Future Results

Our business, operations and financial condition are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected.  The following is a summary of some of the key factors, discussed in more detail in our Annual Report on Form 10-K, for the year ended December 31, 2004, that may have a direct bearing on our business, operations and financial condition:

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

•                  We may be unable to protect our proprietary technology, or our technology may infringe on the proprietary technology of others;

•                  Limits on reimbursement imposed by governmental and other programs may adversely affect our business;

•                  Fluctuations in Euro and GBP exchange rates may negatively impact our financial results;

•                  The market price of our common stock has been, and may continue to be, volatile;

•                  We are subject to work stoppage, transportation and related risks;

•                  We are dependent upon key personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and GBP relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.4 million, representing approximately 12.6% of aggregate revenues), for the three months ended June 30, 2005 came from sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of the Euro and GBP against the U.S. Dollar exchange rate.  Because of our Euro and GBP denominated revenues and expenses, in a year in which our Euro and GBP denominated revenues exceed our Euro and GBP based expenses, the value of such Euro and GBP denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the three months ended June 30, 2005, the exchange rate between the Euro and the U.S. Dollar resulted in an increase of our gross revenues of approximately $223,000 and 0.1% in gross profit.

At June 30, 2005, we had a net exposure (representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables) of approximately $1.4 million and $172,000, respectively.  In order to partially offset such risks, at May 31, 2005, we entered into 30-day forward Euro and GBP hedge contracts.  We enter into similar economic hedging transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three and six-month periods ended June 30, 2005, we experienced a net loss of approximately $22,000 and $44,000, respectively, on hedging transactions we executed during the three and six-month periods ended June 30, 2005 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of June 30, 2005, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2005 we held our 2005 Annual Meeting of Shareholders at which our shareholders considered and voted as follows on the items described below:

1.  The shareholders considered whether to elect the following persons as directors, each to serve for a term of three years or until his respective successor shall have been duly elected and shall qualify:

	Votes
	Received	Withheld
James J. Ellis	23,584,119	226,652
Michael E. Stillabower, M.D.	23,645,725	165,046
Franklin J. Miller, M.D.	21,137,715	1,594,401

In addition to the three individuals named above, Fred P. Lampropoulos, Kent W. Stanger, Rex C. Bean and Richard W. Edelman continue to serve as directors.

2.  Our shareholders also considered a proposal to ratify the appointment by the Audit Commitee of our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2005.  There were 23,412,030 votes cast in favor, 305,484 votes cast against, 29,023 votes abstained, and 128,466 broker non-votes.

ITEM 6. EXHIBITS

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 5, 2005	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	August 5, 2005	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER