Form 10-Q
period 2005-09-30
MERIT MEDICAL SYSTEMS INC
filed 2005-11-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,127,862
Title or class	Number of Shares
Outstanding at November 3, 2005

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(In Thousands and Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,976	$33,037
Trade receivables - net	21,705	19,724
Employee receivables	143	94
Other receivables	270	63
Inventories	29,699	23,096
Prepaid expenses and other assets	1,278	797
Deferred income tax assets	41	56
Total current assets	65,112	76,867

PROPERTY AND EQUIPMENT:
Land and land improvements	6,166	4,664
Building	39,583	18,272
Manufacturing equipment	42,409	32,475
Furniture and fixtures	15,262	12,786
Leasehold improvements	4,117	4,085
Construction-in-progress	13,454	14,474

Total	120,991	86,756
Less accumulated depreciation and amortization	(38,001)	(34,264)

Property and equipment—net	82,990	52,492

OTHER ASSETS:
Other intangibles, net	2,747	1,990
Goodwill	5,750	5,570
Other assets	2,254	1,822
Note receivable		1,000
Deposits	128	136

Total other assets	10,879	10,518

TOTAL ASSETS	$158,981	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(In Thousands and Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2	$7
Trade payables	12,506	10,728
Accrued expenses	9,121	8,467
Advances from employees	232	221
Deferred income tax liabilities	768	227
Income taxes payable	1,016	2,273

Total current liabilities	23,645	21,923

DEFERRED INCOME TAX LIABILITIES	2,494	2,580

LONG-TERM DEBT	3	5

DEFERRED COMPENSATION PAYABLE	2,211	1,702

DEFERRED CREDITS	2,462	2,615

OTHER LIABILITIES	112

Total liabilities	30,927	28,825

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of September 30, 2005, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,128 and 26,486 shares issued at September 30, 2005 and December 31 2004, respectively	47,469	42,559
Retained earnings	80,974	68,891
Accumulated other comprehensive loss	(389)	(398)

Total stockholders’ equity	128,054	111,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,981	$139,877

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,  2005 AND 2004

(In Thousands Except Share Data and Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NET SALES	$41,224	$35,476	$123,903	$112,059

COST OF SALES	24,422	19,683	71,379	61,825

GROSS PROFIT	16,802	15,793	52,524	50,234

OPERATING EXPENSES:
Selling, general, and administrative	10,010	8,457	29,043	25,789
Research and development	1,788	1,210	5,082	3,674

Total operating expenses	11,798	9,667	34,125	29,463

INCOME FROM OPERATIONS	5,004	6,126	18,399	20,771

OTHER INCOME (EXPENSE):
Litigation settlement				100
Interest income	99	144	424	400
Other income(expense) - net	(13)	(41)	(54)	(50)

Other income - net	86	103	370	450

INCOME BEFORE INCOME TAXES	5,090	6,229	18,769	21,221

INCOME TAX EXPENSE	1,763	2,040	6,686	7,586

NET INCOME	$3,327	$4,189	$12,083	$13,635

EARNINGS PER COMMON SHARE:
Basic	$.12	$.16	$.45	$.52
Diluted	$.12	$.15	$.43	$.49

AVERAGE COMMON SHARES:
Basic	27,008,936	26,380,059	26,748,957	26,249,212
Diluted	28,112,012	27,760,219	27,811,053	27,756,826

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands and Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,083	$13,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,935	3,544
Losses on sales of property and equipment		2
Bad debt expense	35	45
Write-off of certain patents and trademarks	65	243
Amortization of deferred credits	(153)	(152)
Deferred income taxes	470	206
Tax benefit attributable to appreciation of common stock options exercised	2,587	2,698
Changes in operating assets and liabilities:
net of effects from acquisition:
Trade receivables	(2,016)	467
Employee receivables	(49)	71
Other receivables	(206)	39
Inventories	(6,447)	(2,226)
Prepaid expenses and other assets	(481)	(248)
Income tax refund receivables		372
Deposits	8	(95)
Trade payables	1,526	(264)
Accrued expenses	(38)	(514)
Advances from employees	11	(27)
Income taxes payable	(1,256)	989
Other liabilities	113

Total adjustments	(1,896)	5,150

Net cash provided by operating activities	10,187	18,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(33,902)	(15,382)
Patents and trademarks	(182)	(456)
Increase in cash surrender value of life insurance contracts	(432)	(869)
Proceeds from the sale of property and equipment	4	2
Cash paid in acquisition	(86)

Net cash used in investing activities	(34,598)	(16,705)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands and Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$3,014	$1,277
Principal payments on long-term debt	(8)	(17)
Increase in deferred compensation payable	509	897

Net cash provided by financing activities	3,515	2,157

EFFECT OF EXCHANGE RATES ON CASH	(165)	(7)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(21,061)	4,230

CASH AND CASH EQUIVALENTS:
Beginning of period	33,037	30,204

End of period	$11,976	$34,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$18	$4

Income taxes	$4,908	$3,321

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                  During the nine months ended September 30, 2005 and 2004, 48,795 and 24,114 matured shares (i.e. shares owned for more than six months) of Merit common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $691,000 and $459,000, respectively, related to the exercise of stock options.  The matured shares were valued based upon the closing price of the Merit common stock on the surrender date.

•                  During the nine months ended September 30, 2005 and 2004, 26,231 and 14,820 matured shares of Merit common stock, with a value of approximately $371,000 and $265,000, respectively, were surrendered in exchange for the exercise of stock options.

•                  During the nine months ended September 30, 2005, Merit acquired substantially all of the assets of Sub-Q, Inc. (“Sub-Q”) (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.   The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles for $750,000 and goodwill for $161,582.

•                  As of September 30, 2005 and 2004, $4.3 million and $3.7 million, respectively, of additions to plant, equipment, and other asset purchases were accrued in accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2005 and 2004 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$3,327	$4,189	$12,083	$13,635
Compensation cost under fair value-based accounting method, net of tax	568	459	3,458	2,722
Net income, pro forma	$2,759	$3,730	$8,625	$10,913

Net income per common share:
Basic:
As reported	$0.12	$0.16	$0.45	$0.52
Pro forma	0.10	0.14	0.32	0.42

Diluted:
As reported	0.12	0.15	0.43	0.49
Pro forma	0.10	0.13	0.31	0.39

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

Three and Nine-Months Ended September 30,
	2005	2004
Risk-free interest rate	2.32 - 5.20%	2.32 - 6.13%
Expected option life	2.5 - 5.0 years	2.5 - 5.0 years
Expected price volatility	46.28 - 63.97%	47.54 - 63.97%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are

fully vested on the date of grant.    On February 3, 2005, we accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation cost for the nine months ended September 30, 2005 by approximately $1.9 million, net of tax.

Reclassifications.  Subsequent to the issuance of our Quarterly Report on Form 10-Q for the three months ended September 30, 2004, we determined that certain of our liabilities associated with the acquisition of properties, plant and equipment were erroneously reflected as cash inflows for operating activities and cash outflows for investing activities.  Management has concluded that the error was not material to our financial statements, and accordingly the prior period presentation has been revised by reducing net cash from operating activities and net cash used for investing activities by approximately $3.3 million.  In addition, certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.  Inventories.  Inventories at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	Sepetember 30,	December 31,
	2005	2004

Finished goods	$13,947	$12,080
Work-in-process	5,521	3,643
Raw materials	10,231	7,373
Total	$29,699	$23,096

3.  Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004 consisted of net income and foreign currency translation adjustments.  As of September 30, 2005 and December 31, 2004, such adjustments reduced stockholders’ equity by $388,875 and $398,445, respectively.  Comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$3,327	$4,189	$12,083	$13,635
Foreign currency translation	1	(1)	10	(7)
Comprehensive income	$3,328	$4,188	$12,093	$13,628

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

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). Accordingly, the FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. On January 1, 2005 we adopted the provisions of FAS 109-1.  The adoption of FAS 109-1 did not have a material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements contained herein, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results may vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Factors That May Affect Future Results” beginning on page 13 below.

Overview

For the quarter ended September 30, 2005, we reported revenues of $41.2 million, up 16% over the three months ended September 30, 2004.  Revenues for the nine months ended September 30, 2005 were a record $123.9 million, compared with $112.1 million for the same nine months in 2004, an increase of 11%.

Gross margins were down to 40.8% and 42.4% of sales for the three and nine-month periods ended September 30, 2005, respectively, when compared to 44.5% and 44.8% of sales for the three and nine-month periods ended September 30, 2004, respectively.  This decline resulted primarily from negative margins in the new procedure tray business acquired from MedSource Packaging Concepts (“MedSource”) in Richmond, Virginia.  The decline in gross margins also resulted from a wage increase for direct labor, the start-up of new facilities and an associated increase in overhead expense in our South Jordan, Utah facility.

Net income decreased for the three month period ended September 30, 2005 to $3.3 million, compared to $4.2 million for the prior year’s period.   For the nine-month period ended September 30, 2005 net income decreased to $12.1 million, compared to $13.6 million for the prior year’s period.  When compared to the prior year's periods, net income for the three and nine-month periods ended September 30, 2005 was negatively affected by lower gross margins, higher research and development spending, and selling, general and administrative expenses, and positively affected by increased sales.

We have made significant investments toward the completion of our new molding and finished goods warehouse in South Jordan, Utah, which were completed in September, 2005, and the purchase of a new facility in Chester, Virginia, for the Medsource procedure tray business that we acquired during the fourth quarter of 2004. These facilities are needed to meet production demands for anticipated future sales growth and the release of seven new products during 2005.  We anticipate that costs associated with these new buildings, (ie. depreciation, utilities, maintenance and taxes) will affect our gross margins and net income for a period of time until overhead expense can be absorbed through increased  sales. Net income will also be affected by the increased costs in our sales force and research and development expenditures.   During the third quarter of 2005, we released our Backstop® Plus safety device, which is the third of seven new products anticipated for release in 2005.    Previous product launches this year include two products, the Prelude™ sheath introducer and the Viceroy™ inflation device.  We believe the market acceptance of our new and existing products, if achieved, will further enhance our future top and bottom-line growth.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.8	44.5	42.4	44.8
Selling, general and administrative expenses	24.3	23.8	23.4	23.0
Research and development expenses	4.3	3.4	4.1	3.3
Income from operations	12.1	17.3	14.8	18.5
Other income	0.2	0.3	0.3	0.4
Net income	8.1	11.8	9.8	12.2

Sales.  Sales for the three months ended September 30, 2005 increased by 16%, or approximately $5.7 million, compared to the same period of 2004.   Sales for the nine months ended September 30, 2005 increased by 11%, or approximately $11.8 million, compared to the same period of 2004.   We report sales in five product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended September 30, 2005 and 2004:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2005	2004	% Change	2005	2004
Inflation devices	7%	$12,726	$11,908	6%	$38,574	$36,539
Custom kits	11%	11,187	10,063	9%	34,812	32,051
Stand-alone devices	18%	11,797	9,959	8%	35,414	32,787
Catheters	21%	4,301	3,546	17%	12,546	10,682
Procedure trays		1,213			2,557
Total	16%	$41,224	$35,476	11%	$123,903	$112,059

Sales growth for the three and nine-month periods ended September 30, 2005, was favorably affected by an approximate two percent increase due to the introduction of new products, an approximate three percent increase for the quarter, an approximate two percent  increase for the nine month period due to MedSource procedure tray business we acquired during the fourth quarter of 2004, and the remainder resulting primarily from procedural growth as the result of an aging population and market share gains.   Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.  Gross margins were down to 40.8% and 42.4% of sales for the three and nine-month periods ended September 30, 2005, respectively, when compared to 44.5% and 44.8% of sales for the three and nine-month periods ended September 30, 2004, respectively.  This decline in gross margins for the three and nine-month periods ended September 30, 2005, resulted primarily from negative margins in the new procedure tray business acquired from MedSource during the fourth quarter of 2004.  The effect was a reduction of gross margins by 1.9% and 1.5%, respectively.   We believe that these negative margins will continue until sales volumes increase to

cover overhead costs.   Gross margins may decrease over time depending upon the growth rate of this lower margin business. The decline in gross margins also resulted from a wage increase for direct labor, the start-up of new facilities, an increase in overhead expense in our South Jordan, Utah facility, and costs associated with the mandatory shut-down of our Angleton, Texas facility due to Hurricane Rita.

Operating Expenses.  Selling, general and administrative expenses increased to 24.3% of sales for the three months ended September 30, 2005, compared with 23.8% of sales for the three months ended September 30, 2004.   The increase in selling, general and administrative expenses related primarily to severance payments to former employees, resulting in total incremental expenses of approximately $318,000, the hiring of 17 additional sales people, and sample expense related to new product introductions.  For the nine months ended September 30, 2005, selling, general and administrative expenses increased slightly to 23.4% compared with 23.0% of sales for the nine months ended September 30, 2004.  The increase in selling, general and administrative expenses as a percentage of sales during the nine months ended September 30, 2005, was due primarily to costs associated with severance for employees ($473,000), the buy-out of a distribution agreement ($200,000), the hiring of 17 additional sales people, and the sample expense related to new product introductions.  Research and development expenses increased to 4.3% and 4.1% of sales for the three and nine-month periods ended September 30, 2005, respectively, compared to 3.4% and 3.3% of sales for the three and nine-month periods ended September 30, 2004, respectively.  This increase was primarily attributable to additional headcount and expenses associated with our increased efforts to launch new products during 2005 and into the future.

Other Income.  Other income for the third quarter of 2005 was approximately $86,000, compared to approximately $103,000 for the same period in 2004.  The decrease in other income during the third quarter of 2005, when compared to the same period in 2004, was primarily the result of a decrease in interest income due to a lower cash balance from expenditures for the construction of our new facilities. Other income for the nine months ended September 30, 2005 was approximately $370,000, compared to approximately $450,000 for the same period in 2004.  The decrease in other income for the nine months ended September 30, 2005 when compared to the same period in 2004 was primarily the result of a gain from the settlement of a legal dispute of $100,000 in 2004.  Absent this legal settlement, other income for the nine months ended September 30, 2005 would have increased compared to the prior year’s period primarily as the result of an increase in interest income of approximately $24,000, when compared to the same period in 2004.

Income Taxes. Our effective tax rate for the three months ended September 30, 2005 was 34.6%, compared to 32.7% for the same period of 2004.  For the nine months ended September 30, 2005, our effective tax rate was 35.6%, compared to 35.7% for the same period in 2004.  The increase in the effective tax rate for the three months ended September 30, 2005 was principally the result of smaller permanent tax adjusted differences between our 2004 income tax provision to our final 2004 return adjusted for in the third quarter of 2005, when compared to adjustments made for our 2003 income tax return to 2003 provision adjusted for the in the third quarter of 2004.

Income.  During the third quarter of 2005, we reported income from operations of $5.1 million, a decrease of 18.3% from $6.1 million for the comparable period in 2004.  For the nine months ended September 30, 2005, we reported income from operations of $18.4 million, a decrease of 11.4% from $20.8 million for the comparable period in 2004.  The decrease in income from operations for the three and nine-month periods ended September 30, 2005 was primarily the result of lower gross margins, an increase in research and development expenditures,  and higher selling, general and administrative expenses when compared to the prior year’s periods, partially offset by increased sales volumes.  These factors contributed to lower net income of $3.3 and $4.2 million for the three and nine-month periods ended September 30, 2005, respectively, compared to net income of $12.1 million and $13.6 million for the same periods of 2004.

Liquidity and Capital Resources

Our working capital as of September 30, 2005 and December 31, 2004 was $41.5 million and $54.9 million, respectively.  The decrease in working capital was, in part, the result of cash being used to fund the construction of our new facilities in South Jordan, Utah.  As of September 30, 2005, we had a current ratio of 2.8 to 1. We had $0 outstanding under our line of credit at September 30, 2005.  We generated cash from operations for the nine months ended September 30, 2005 in the amount of $10.2 million. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. The Facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006.  Based on discussions with representatives of the bank, we believe we could currently restore the Facility to its former level of $35 million, subject to a favorable credit review.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During the nine months ended September 30, 2005, we paid approximately $13.3 million for progress payments on our facilities under construction in South Jordan, Utah.  In addition, during the nine months ended September 30, 2005, we spent approximately $3.8 million to purchase a 102,000 square foot facility in Chester, Virginia, $600,000 to add a cleanroom, and $1.5 million to purchase 7 acres of land just west of our current South Jordan, Utah facilities.  We still have approximately $1.3 million remaining to be paid to complete the cafeteria expansion in South Jordan, Utah.  We anticipate that an additional $2.5 million, in excess of our 2004 annual capital expenditures, will be spent on other production equipment for these new facilities.  Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.   Actual results may differ from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.   Our  obsolescence reserve was approximately $1.9 million as of September 30, 2005.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collections.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have also written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $720,170 at September 30, 2005, which is generally in line with our historical collection experience.

Stock-Based Compensation:  We account for stock compensation arrangements under the intrinsic value method outlined in APB Opinion No. 25, and currently intend to continue to do so until we adopt the provisions of SFAS No. 123R.  Please see the discussion of this issue in Note 1 to our Consolidated Financial Statements, under the heading: Stock-Based Compensation.

Factors That May Affect Future Results

Our business, operations and financial condition are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected.  The following is a summary of some of the key factors, discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, that may have a direct bearing on our business, operations and financial condition:

•                  We may be unable to compete in our markets, particularly if there is a significant change in relevant procedures or technology, or an  increase in competitive pressures;

•                  Our products may be subject to recall or product liability claims;

•                  We may be unable to successfully manage growth, particularly if accomplished through acquisitions;

•                  A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business;

•                  Since a significant portion of our revenues are derived from a few products and procedures, their restrictions, limitations, or a decrease in demand for those products or procedures, could negatively affect our results of operation or financial condition;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and GBP relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($4.6 million, representing approximately 11.1% of aggregate revenues), for the three months ended September 30, 2005 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the three months ended September 30, 2005, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $16,000 and 0.03% in gross profit.

At September 30, 2005, we had a net exposure (representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables) of approximately $1.5 million and $322,000, respectively.  In order to partially offset such risks, at August 31, 2005, we entered into 30-day forward Euro and GBP hedge contracts.  We generally enter into similar economic hedging transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three and nine-month periods ended September 30, 2005, we experienced a net gain/(loss) of approximately $7,000 and ($33,000), respectively, on hedging transactions we executed during the three and nine-month periods ended September 30, 2005 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of September 30, 2005, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
10.15	Severance Agreement dated August 1, 2005 between the Company and Bryan Lampropoulos

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 8, 2005	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	November 8, 2005	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER