Form 10-K
period 2005-12-31
MERIT MEDICAL SYSTEMS INC
filed 2006-03-14
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005, or

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in rule 12b-2 of the Act) or a non-accelerated filer (Check one):  Large accelerated filer  ☐ Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non–affiliates of the Registrant, on June 30, 2005, which is the last day of the Registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2005), was approximately $386 million. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

As of March 2, 2006, the Registrant had 27,207,221 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2006.

PART I

Unless otherwise indicated in this report, “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that could render our products obsolete, product liability claims, foreign currency fluctuations, changes in health care markets related to health care reform initiatives, and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”).  All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 14.

Item 1.    Business.

GENERAL

Merit Medical Systems, Inc. was formed in 1987 by a few members of our current management to produce high quality single-use medical products.  Our initial focus was on creating products to be used by doctors in diagnosing and treating cardiovascular disease.  Our early products were designed to enable physicians and other health care professionals to perform interventional and diagnostic procedures safely and effectively.  Early on, we were able to introduce innovative new products and capture significant market share because of our expertise in product design, our proprietary technology, and our skills in injection and insert molding.  Later, we developed an innovative product line of angioplasty inflation products that included electronic sensing and display features.  Angioplasty is a procedure used to clear out blockages and blood clots in arteries by inserting and inflating a small balloon in the clogged arteries.  We now market these devices along with a group of sensor–based products designed to be used by hospital personnel in various diagnostic and interventional catheterization procedures.  Catheterization refers to the process of inserting a catheter, usually into a patient’s arteries. Recently we have expanded our product offerings to include angiographic catheters, guide wires, needles, safety products, therapeutic infusion catheters and accessories, drainage catheters and accessories, sheath introducers, pressure infusion bags, syringes, kits, procedure trays.  Additionally, we have sought to improve on our line of core products.

We offer a broad line of innovative, disposable products designed to assist physicians in diagnosing disease and intervening in the areas of radiology and cardiology.  Sales of both new and existing products are increasing both in the United States and in foreign markets.  In the long run, we look to create new products based on our sensor–based technologies, plastics molding, catheter, guide wire, and electronic capabilities, and to develop products for diagnostic and interventional procedures in additional markets.  Our sales of stand-alone products, in combination with custom kits, have increased as we have expanded our product lines.  In 2005, approximately 48% of our sales were made directly to U. S. hospitals and approximately 24% of sales were made to U.S. custom packagers, distributors and original equipment manufacturers, or “OEM”, companies.  Approximately 27% of our sales in 2005 were made in international markets.  Approximately 1% of our sales were non-medical, including sensors.

Our company was organized in July 1987 as a Utah corporation.  In July 1994, we purchased a controlling interest in Merit Sensor Systems, Inc. (formerly Sentir, Inc.), a California-based manufacturer of silicon sensors, and during 1999, we purchased the remaining interest in Merit Sensor Systems, Inc.  We have established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, and The Netherlands to conduct international business.  In January 1997, we purchased the operating assets and product lines of Universal Medical Instruments Corp, or UMI.  In August 1999, we purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc.  In 2000, we purchased the assets of Electo Catheter Corp., also known as Elecath.  In November 2004, we purchased substantially all of the assets of MedSource Packaging Concepts LLC (“MedSource”).    In March 2005, we bought substantially all of the assets of Sub-Q, Inc (“Sub-Q”).  On December 30, 2005, we acquired all of the capital stock of MCTec Holding B.V, a Dutch company in the business of coating wires and tubings for medical devices.  Our principal offices are located in manufacturing and office facilities at 1600 West Merit Parkway, South Jordan, Utah, 84095, and our telephone number is (801) 253–1600.   See “Item 2. Properties.”

PRODUCTS

We have designed and developed our products in response to the needs of customers and patients.  We identify these needs primarily by observing procedures in cardiac catheterization and radiology laboratories, by consulting with our medical advisors and consultants, and by communicating directly with customers.  Since 1988, we have developed and introduced several product lines, including the following:

•  coronary control syringes (CCS™, Smart Tip™ Inject8™, and Inject10n™)

•  inflation devices (IntelliSystem®, Monarch®,™, Viceroy™, basix™, basixCOMPAK (including new 30-atmosphere versions), and monitors (IntelliSystem® and IntelliSystem II™)

•  specialty syringes (Medallion® and VacLok®)

•  high-pressure tubing and connectors (Excite™, flexible, braided, rigid, PVC)

•  waste management products (Merit Disposal Depot™, MDD600™, Backstop®, Backstop Plus™, Dugout®, MiniStop™ and MiniStop Plus)

•  disposable blood pressure transducer (Meritrans®); and pressure monitoring tubing

•  disposable hemostasis valves and accessories (MAP™, MBA™, Passage®, Access9™, AccessPlus™, DoublePlay™, RXP™) and guide wire torque devices

•  manifolds and stopcocks (Marquis® series)

•  radial artery compression systems (RadStat®)

•  contrast management systems drip sets and spikes (Miser® and In Line Contrast Management System™,)

•  medication labeling system (Merit PAL™ pen and labels)

•  angiography needles and accessories (Majestik® series, Majestik® Shielded Needle, Captiva®, ShortStop®, SecureLoc™ and A.S.K. Merit Safety Access Kits™)

•  drainage catheters and accessories (Resolve®, non-locking drainage catheters, One Step™ centesis cathethers and SPPT paracentesis kits, Revolution™ and StayFix™ drainage accessories)

•  pericardiocentesis catheters and procedure trays

•  thrombolytic infusion catheters and accessories (Fountain®, Mistique® and Squirt®)

•  diagnostic angiographic pigtail catheters, diagnostic cardiology and radiology catheters, and marker band catheters (Impress™, SofTouch® and Performa®)

•  guide catheters (Trax®)

•  percutaneous sheath introducers and vessel dialators (Prelude™, DialEase™, Thomas Medical®, Merit MAK® and S-MAK Mini Access Kits)

•  diagnostic guide wires (Inqwire®), and accessories (Keep™ and Ringmaster™), and hydrophilic guide wires, (Merit H20®)

•  pressure infusor bags

•  custom and standard procedure trays and packs, drapes and prep kits

These products are sold separately, and many are sold in custom kits consisting primarily of selected combinations of products.

We have not experienced any significant product liability claims; however, the sale and use of our products entail inherent risks that customers may assert product liability claims against us.  We maintain product liability insurance in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate, which may not be adequate to cover potential expenses or liabilities we could incur if we face a products liability claim.  We also maintain product liability insurance for events in the United Kingdom in the amount of 5,000,000 GBP (Great Britain Pounds) per occurrence and in the aggregate, which also may not be enough to cover our actual expenses or liabilities.

The following paragraphs briefly describe and provide other information regarding our products:

Inflation Devices and Angioplasty Accessories.  Angioplasty is a procedure used to clear blockages in arteries by inserting and inflating a small balloon in the clogged arteries.  Our inflation devices are large, specialized syringes used to inflate balloon-tipped catheters in angioplasty procedures.  Our inflation devices incorporate patented, proprietary design features which contribute to their ease of use, including features that allow clinicians to engage or release the syringe plunger with one hand.  Each syringe also provides a clear view of the fluid path; this makes it easier for the user to debubble and to accurately measure the pressure in the syringe.

Our IntelliSystem® inflation device, which was the first such device to incorporate electronic sensing and display features, is a disposable 20cc inflation syringe with an internal pressure transducer which connects to a monitor outside of the sterile field.  The IntelliSystem® monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon.  We believe that electronic sensing and display of such information is more accurate and precise than most conventional analog gauges.  By using electronic sensors, important data can be stored and later retrieved, displayed and printed.

In 2003, we launched the patented IntelliSystem II™ color monitor, an advanced balloon inflation system.  It gives physicians several desirable options, including a large color touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show subtle changes in pressure measurements.  In addition, the readouts are available in four languages.  The user can change settings and programming by simply touching the screen.   Management believes that Merit is the only company with digital technology sensitive enough to show subtle changes in pressure.

The Monarch® is a disposable inflation device that digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe.  This small digital readout monitor does not offer the same display, storage or printing capabilities of the IntelliSystem® & IntelliSystem II™, but does offer the convenience of portable, digital operation.  In 2003, we launched a 30-atmosphere version of the Monarch® to provide clinicians with additional options.

The Viceroy™, Basix® and the BasixCOMPAK™ are disposable inflation syringes that incorporate conventional analog pressure gauges mounted on the barrels of inflation syringes.  The Basix® resembles devices marketed by our competitors, but includes our proprietary design features and benefits.  We believe the Basix® and BasixCOMPAK™ represent significant additions to our line of inflation devices, and will contribute to increased sales where both clinical outcomes and pricing are priorities.

Hemostasis Valves.   Hemostasis refers to the stoppage of bleeding in an injured blood vessel.  We sell a line of hemostasis valves designed to complement our inflation devices.  These valves are also sold as a part of our angioplasty product packages.  This line of valves includes the MBA™, Passage®, AccessPlus™, Access 9™, and Double Play™, hemostasis valves.  These valves are made of clear polycarbonate plastic for strength and clarity; however, the devices vary in size and function.  The MBA™ features a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve.  The Access Plus™ and Access 9™ are large-bore configurations.  The Double Play™ incorporates a double “Y” configuration for kissing-balloon techniques.

Torque Devices.  Our standard torque device used in interventional procedures is a guide wire steering tool with a tapered design and contrasting colors for improved visibility.  The torque device typically is included as a component of our angioplasty packs.  We also provide a variety of torque devices used for diagnostic and hydrophilic guide wires (H20 Torq™).

Coronary Control Syringes.  Our disposable control syringes are utilized for one–handed control of the injection of contrast media and other fluids during angiography, angioplasty, and stent placement.  A stent is a device that is inserted into a vessel or passage to keep it open and prevent closure due to stricture or external pressure.  Control syringes are molded from polycarbonate material, which is tougher than glass and most other plastics used in the medical products industry.  We offer different models and sizes of the control syringes with varying features, according to physician preference.  These features include different configurations of syringe handles, plungers, and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes.  In response to customer need and request for smaller diameter diagnostic and guiding catheters, we have also developed several designs of control syringes that provide the user with higher injection pressures.  All of our control syringes are latex-free.

Specialty Syringes.  Our Medallion® syringes, a line of disposable, latex-free, color-coded specialty syringes, are used for injection of medications, flushing manifolds and other general purposes.  The 60ml VacLok® syringe is used to create negative pressure.  There are multiple clinical applications for a negative pressure syringe, including abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.  These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations.  We color-code our syringes to minimize medication errors; color-coding allows doctors to assign a color for each medication to be dispensed and to differentiate syringes by their contents.  Our Medallion® syringes can be customized with medication names and strengths to meet the requirements set forth by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, and other governing bodies. We believe that the design, color-coding and materials used in our specialty syringes contribute to patient safety and more efficient procedures.  We sell the specialty syringes separately as well as in our custom kits.

Marquis™ Series Stopcock.  Our Marquis™ Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle.  Stopcocks are manufactured in numerous design configurations and styles, including 1-way, 3-way, 4-way, 50 pounds per square inch (“psi”) to 1050 psi, on and off handles, fixed luer, rotating luer, and slip luer.

Large-Bore Stopcock.  The Large-Bore Stopcock is designed to facilitate fluid movement.  The large internal diameter, measuring 0.120 inches, is designed to move drainage fluid from the body.  Like all of our stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate handle.   We have also incorporated this stopcock in several other products such as pressure infusor bags and drainage kits.

Manifolds.  Manifolds have a series of valves which control the flow of various fluids.  Manifolds are generally used to administer saline, imaging, and contrast fluids, as well as to manage blood-pressure, fluid injection and waste collection in angiography or angioplasty procedures.  We have designed our own manifold products consisting of one, two, three, four, or five valves.  When compared to manifolds sold by competitors, we believe that our manifold is easier to use, simplifies identification of flow direction, and provides leak–free operation under the pressures of manual or mechanical fluid injection.  Our manifold is sold separately as well as in our custom kits.

High-Pressure Contrast Injection Line.  During angiographic and diagnostic radiology procedures, a different colored fluid is injected through a catheter into a patient’s artery or vein.  This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi, and requires tubing that can withstand these pressures.  We offer high-pressure, braided and clear, specialty tubing.  Excite™ is a line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength.  The connectors allow coupling and uncoupling of tubing with injectors, syringes and manifolds without over-tightening or breaking.  We currently offer specialty tubing that can handle pressures ranging from 500 to 1200 psi.  The specialty tubing is an important component of custom kits.

RadStat® Radial Artery Compression Device.   The RadStat® Radial Artery Compression Device is intended to apply direct pressure to the radial artery puncture site after diagnostic and interventional procedures.  In addition to rapid controlled hemostasis, the RadStat® immobilizes the wrist comfortably, facilitating a patient’s recovery.

Waste Containment Systems.  Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible.  To address these concerns, we have designed a waste containment bag which connects to a manifold in a closed system and collects waste materials such as blood and other fluids during angioplasty or other procedures.  Our Disposal Depot™ is self-contained for simplified disposal and reduced risk of contamination.  The Backstop® and Backstop Plus™ are unique and proprietary alternative fluid disposal basins designed to reduce exposure to blood-borne pathogens.  The DugOut®, a large volume (1000 ml) line extension to the Backstop®, also contains an additional compartment for the storage of accessories.  The MiniStop™ and MiniStop Plus™ are designed to meet the needs of clinical procedures that accumulate smaller volumes of waste.

Contrast Management Systems.  The Miser™ and the In Line Contrast Management System™ are designed to reduce the waste of various contrast media, or colored fluid, and increase catheterization lab efficiencies.  The Miser system’s blue fluid level indicator disk is designed to minimize air from entering the contrast line and to potentially be injected into the patient.   We believe that this small system helps hospitals save thousands of dollars a year in wasted contrast.

Majestik® Angiographic Needles.  The angiography needle creates the percutaneous (through the skin) access site for virtually all invasive diagnostic and interventional procedures performed in cardiology and radiology.  The needle provides the initial point of entry site for the introducer sheath, guide wires, catheters and any other diagnostic and interventional devices.  Our Majestik® needle helps physicians achieve precise vascular access with one of the sharpest angiography needles on the market.

Majestik® and SecureLoc™ Shielded Angiography Needles.  The Needlestick Safety and Prevention Act passed by the United States Congress in November 2000 requires healthcare employers to document their exposure control plan and evaluate safety-engineered products to protect clinicians.  In 2002, we launched a new line of shielded, 18-gauge angiography introducer needles designed to meet the requirements of the law.  We believe that the Majestik® shielded needle is one of the first safety-engineered devices designed to promote safer needles in cardiology and radiology.  The SecureLoc™ Shielded Needle (trademark of Specialized Health Products International, Inc.) launched in 2005 provides a second clinical alternative.  We launched the A.S.K. Merit Safety Access Kits™ in early 2003, which include protected scalpels and needles used for vascular access.

Fountain® and Mistique® Infusion Catheters.  Vascular occlusion is a common anomaly that affects millions of patients each year.  Both the Fountain® and the Mistique® catheters deliver therapeutic solutions intended to dissolve blood clots in peripheral arteries, hemodialysis grafts and deep veins.  The Fountain® catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes.  The Mistique® is designed to be used over standard 0.035 or 0.038 guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

Squirt® Fluid Dispensing System.  The Squirt® fluid dispensing system is a unique and proprietary product designed to deliver fluid in a controlled, accurate and consistent manner.   The device is available stand-alone as well as packaged with the Fountain® Catheter.

Prelude™ and DialEase® Introducer Sheaths.  In 2005, we launched the Prelude™ Sheath Introducer, a new beginning in vascular access.  The product was specifically designed to meet customer requirements.  The DialEase® Introducer Sheath (a registered trademark of Thomas Medical) is a short introducer ideally suited for dialysis graft intervention.  It is commonly used in conjunction with the Fountain® and Mistique® therapeutic infusion catheters to declot dialysis grafts.

Merit MAK™ and Merit S-MAK™ Mini Access Kits.   In 2004, we introduced the Merit MAK Mini Access Kit for those clinical applications requiring small,  21-gauge needle introduction.  Kit configurations provide the necessary components for vascular access.  The S-MAK was recently launched with a stiffened version of the standard product.

Vessel Dilators.   Dilators are used to dilate puncture sites.  They are commonly used in radiology and cardiology over a 0.035” or 0,038” guide wire to dilate the site prior to placing sheaths and catheters in the femoral artery.

InQwire® Diagnostic Guide Wires.  Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil.  Production of these wires requires considerable technology, and we utilize our guide wire center of excellence in Ireland to manufacture the InQwire® Diagnostic Guide Wire.  Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient’s cardiovascular system.  In late 2003, we launched a line of hydrophilic guide wires (Merit H20).

Merit H20® Hydrophylic Guide Wires and Accessories.   In late 2003, we launched a line of hydrophilic guide wires.  The H20 Torque™ guide wire torque device complements the guide wire offering.

RingMaster™.  The RingMaster™ guide wire basin allows clinicians to conveniently store guide wires to maintain sterility and organization.  It separates wires for quick selection, uses less table space than conventional basins because it is stackable, and helps keep wires hydrated throughout the procedure.

Pericardiocentesis Kit.  On occasion, the pericardial sac surrounding the heart becomes filled with blood or fluid.  To remove the fluid and the potential for heart strangulation, a catheter is placed in the pericardial sac to drain the excess fluid.  We offer a complete pericardiocentesis kit that combines a high-flow drainage catheter with all components needed to place the device in the pericardial sac.  We believe that the kit combination saves physicians both time and money by having all components in one convenient tray.

One-Step™ Centesis Catheter.  The One Step™ centesis catheter is intended to be used for short-term centesis procedures.  It incorporates a luer-locked introducer needle for secure, one-handed placement.  The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement.  The transition between the catheter and needle is smooth to facilitate insertion.  In 2003, we launched a new line of safety kits including the One-Step centesis catheter.

Resolve® Universal Drainage Catheter with Non-Locking Pigtail.  The Resolve® Universal Drainage Catheter with non-locking pigtail is a standard drainage catheter designed to expand our drainage products offerings.

Revolution™ and StayFix™ – Catheter Fixation Devices.  The Revolution™ is the most recent addition to our drainage accessory line of products.  The Revolution™ is a three-point catheter fixation device that allows visibility of the puncture site.  The StayFix™ is a one-piece catheter tube securing device and dressing for percutaneous drainage sites.  These products provide comfortable, low-profile fixation for catheters and tubes.  Catheter securement devices are used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

MDD600™.  Our Disposal Depot™ is specifically designed to temporarily collect fluids.  It incorporates a drainage spout for quick and easy fluid disposal, and an internal anti-reflux valve to help prevent fluid from backing up the line.  The bag also comes packaged with an adjustable velcro strap that can be used to attach the device to the patient’s waist or leg.

Meritrans® Pressure Transducer and Accessories.  Diagnostic blood pressure monitoring is a critical priority in virtually all diagnostic and interventional procedures.  We believe that Meritrans® provides clinicians with reliable and precise blood pressure measurement and that the clear flow-through design makes flushing and debubbling simple and safe.  The transducer is a vital component of many custom kit configurations.  Pressure Monitoring Tubing and Stopcocks are common ancillary products to complement the Meritrans®.  We provide several reusable accessories to support the Meritrans®.  The Merit Mentor™ is a transducer calibration and troubleshooting device that insures accuracy and repeatability of physiologic pressure measurements.  Reusable transducer cables connect the Meritrans® to the bedside monitor.  Organizing brackets hold multiple transducers to beds and IV poles according to the needs of the user.

Pressure Infusor Bag.  Our pressure infusor bags include proprietary over-pressure relief valves.  These devices are used in multiple clinical areas to apply pressure to a sealed bag of fluid, such as IV solutions or blood products.  The pressure exerted is shown by a color-coded pressure gauge, and the device has a valve that releases pressure to prevent inadvertent over-pressurization.  The device also has patented technology that allows the user to choose between 300 and 400 mmHg of pressure exerted on the bag.

ShortStop®.  The ShortStop®, a small, temporary sharps container with an adhesive base that fits on the back table in a clinical lab, is used for the temporary containment of needles, scalpels and other sharp tools to help prevent inadvertent clinician injury.  Smaller versions of the ShortStop® have recently been added as differentiating features to the Backstop Plus™ and MiniStop Plus™.

Universal Fluid Dispensing Syringe.  In addition to angioplasty, angiography, and radiology, our digital inflation devices (IntelliSystem® and Monarch® products) can be used in additional clinical applications such as discography, esophageal dilatation, trigeminal nerve compression and the repair of retinal detachment.  Universal fluid dispensing syringes incorporate patented, proprietary features designed to increase ease of use, including features allowing clinicians to engage or release the syringe plunger with one hand while increasing or decreasing pressure.  Each syringe also provides a clear view of the fluid path that simplifies debubbling and contributes to accurate pressure measurement.  When used in clinical applications such as discography, the IntelliSystem® accurately dispenses fluid while documenting and graphing pressures in the disc.  We believe that electronic sensing display of such information is more accurate and precise than standard syringes and conventional analog gauges.  The electronic sensor stores data, which can be retrieved, displayed, graphed and printed.

Diagnostic Cardiology Catheters.  Doctors perform cardiac catheterization to diagnose the nature, severity, and precise location of blockages and other abnormalities of the heart.  We believe this technique is the most essential diagnostic tool in managing patients with cardiovascular disease.  We manufacture both the Performa® and Softouch® Line of diagnostic catheters used for these procedures.

Diagnostic Peripheral Radiology Catheters.   The Impress™, Performa®, and Softouch® peripheral catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, legs, etc).  We acquired a series of peripheral catheter products from Mallinckrodt’s Angleton division in 1999.  Since then, we have invested in significant product improvements and line extensions.

Angiography Pigtail Catheter.  Our thin-wall, PTFE, high-flow, pigtail angiographic catheters are designed specifically for use with smaller patients.

Vessel-Sizing Catheters.  Our adult vessel-sizing catheters are used to measure the internal diameters and lengths of blood vessels under fluoroscopy.  Procedures in which these catheters are used include angioplasty, embolization, abdominal aortic aneurysm (AAA) stent-grafts and vena cava filter placements.  We also offer pediatric vessel-sizing catheters.

Guide Catheters.  Angioplasty requires guiding catheters to place balloons within a patient’s arteries.  Catheters are inserted through sheaths into the arterial system.  Once in place, guiding catheters act as conduits for guide wires, dilating balloon catheters, stents, and radiopaque dye that is used to provide fluoroscopic visualization during interventional procedures.

Medication Labeling System.    The Merit PAL (pen and labels) is a strategically designed medication labeling system that complies with JCAHO’s latest patient safety goals.  The labels have been designed to be placed on syringes, medicine cups, bowls and other procedural basins that hold fluids and drugs.

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

Procedural Trays and Packs.   Our 2004 acquisition of the Medsource assets enabled us to add a new level of service to customers through the distribution of a comprehensive line of custom procedure packs and trays.

MARKETING AND SALES

Target Market/Industry.  Cardiovascular disease continues to be a leading health problem in the United States.   According to American Heart Association estimates, 70 million Americans, or approximately 24% of the population, have one or more types of cardiovascular disease.  Cardiovascular disease accounts for more than one million deaths annually, more than 40% of the U.S. total.  We derive a majority of our sales revenues from products used in angiography and angioplasty procedures designed to treat cardiovascular disease.  We believe that the greatest potential to diagnose and treat the disease comes from the use of transcatheter technologies, meaning products utilizing vascular catheterization procedures such as balloons, bare metal and drug eluding stents, and technologies aimed at defect repair.  We intend to pursue additional our sales growth by building on our existing market position in both catheter technology and accessory products.

The global market for transcatheter products stands at a major crossroad, even when considering the continued dynamic evolution in vascular stent placement.  The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends.  Several companies, however, are researching and developing new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention.  Much of this additional research and development has led to new or enhanced procedures, devices and drugs designed to treat or prevent cardiovascular disease.  These procedures, devices and drugs include laser angioplasty, atherectomy procedures and drug therapies.  Because these new procedures and therapies do not involve the use of catheterization, they may either render some of our products obsolete or limit the markets for our products.  However, with the advent of vascular stents and other procedures, such as discography and kyphoplasty, we have experienced continued growth in our proprietary inflation technology.  We are monitoring trends in the industry and believe that we are in a position to launch catheters and accessories to support growing clinical applications.

A large number of current research and development projects focus on improving the diagnosis of cardiovascular disease, improving the issue of restenosis, and developing other less invasive alternatives to open-heart surgery.  In recent years, researchers have focused their interests on technologies and products that support the increased use of transcatheter approaches to reduce the mortality rate of cardiovascular disease.  These new technologies and procedures include drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy, and transmyocardial revascularization.  One area of specific interest to us is transradial catheterization, in which a doctor introduces vascular catheters through the radial artery, allowing a patient’s rapid recovery, which ultimately reduces total patient cost.  We plan to continue to develop and launch innovative products to support these clinical trends.

Market Strategy.  Our marketing strategy is focused on identifying and introducing a continual flow of highly profitable, differentiated products that meet customer needs.  In order to stay abreast of customer needs, we seek suggestions from hospital personnel working with our products in cardiology and radiology applications.  Suggestions for new products and product improvements may come from engineers, sales people, physicians and technicians who perform the clinical procedures.

When we determine that a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with our business, and has a good potential financial return, we assemble a “project team” comprised of individuals from our marketing, engineering, manufacturing, legal, and quality assurance departments.  This team identifies the customer requirements, integrates the design, compiles all necessary documentation and testing, and prepares the product for market introduction.  We believe that one of our marketing strengths is our capacity to rapidly conceive, design, develop, and introduce new products.

U. S. Sales.  Our direct sales force currently consists of a Vice President of Sales, eight regional sales managers and 63 direct sales representatives and clinical specialists located in major metropolitan areas throughout the United States.  Our sales people are trained by personnel at our facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings, by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

International Sales.  Approximately 100 independent dealer organizations distribute our products worldwide, including territories in Europe, Asia, South and Central America, and Canada.  We have appointed a Vice President for International Sales outside Europe and the United States.  We also have a Vice President of European Sales and an international sales and distribution office in Maastricht, The Netherlands.  Approximately 18 direct sales representatives presently sell our products in Germany, France, the United Kingdom, Belgium, The Netherlands, and Ireland.  In 2005, our international sales grew by 21% and accounted for approximately 27% of total sales.  With the recent and planned additions to its product lines, we believe that our international sales will continue to increase.

We generally require our international dealers to inventory products and sell directly to customers within defined sales territories.  Each of our products must be approved for sale under the laws of the country in which it is sold.  International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

OEM Sales.   We currently have an OEM division that sells molded components, sub-assembled goods, and bulk non-sterile goods, which may be combined with other components and/or goods from other companies and then sold under a Merit or non-Merit label.   We engage in both international and domestic OEM sales.

CUSTOMERS

We serve hospital-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management physicians), neurologists, technicians, and nurses, all of whom influence the purchasing decisions for our products.   Hospitals and acute care facilities in the United States purchase our products through our direct sales force, distributors, OEM relationships, custom packagers and packers who assemble and combine products in custom kits and packs.  Outside the United States, hospitals and acute care facilities purchase through our direct sales force, or in the absence of a sales force, through independent distributors or OEM relationships.

In 2005, approximately 48% of our sales were made directly to domestic hospitals, approximately 24% to custom tray manufacturers and domestic dealers, approximately 27% to international markets, and approximately 1% were non-medical.  Sales to our single largest customer, a packer, accounted for approximately 6% of total sales during the year ended December 31, 2005.  We manufacture products for other medical device companies through our OEM program.  During the year ended December 31, 2005, OEM sales represented approximately 14% of our total revenue, which included 2% purchased by international OEM companies.

RESEARCH AND DEVELOPMENT

We believe that one of our historic strengths has been our ability to quickly adapt our expertise and experience in injection molding, insert molding, catheter extrusion, guide wire assembly, and electronic and sensor technologies, and to apply these core competencies to a perceived need for a new product or product improvement.  Our development efforts are presently focused on disposable, innovative single-patient or single-use items, which can be included in our custom kits or sold separately.

Our executive officers devote a portion of their time to research and development.  Research and development expenses were approximately $7.0 million, $5.1 million, and $4.6 million in 2005, 2004, and 2003, respectively.  We did not conduct any customer-sponsored research and development during those periods.  We anticipate that our research and development expenses will range between approximately 4% and 5% of net sales during the year ending December 31, 2006.

MANUFACTURING

We manufacture many of our products utilizing our proprietary technology and our expertise in plastic injection and insert molding.  We contract with third parties for the tooling of molds, but we design and own all of our molds.  We utilize our experience in injection and insert molding technologies in the manufacture of most of the custom components used in our products.

We either assemble the electronic monitors and sensors used in our IntelliSystem® and Monarch® inflation devices from standard electronic components or we purchase them from suppliers.  In July 1994, we acquired a 73% interest in Merit Sensor Systems, Inc., which develops and markets silicon sensors.  In August 1999, we acquired the remaining interest in that company.  It is presently supplying virtually all of the sensors we utilize in our digital inflation devices.

Our products are manufactured at several factories including our own facilities located in South Jordan, Utah; Santa Clara, California; Galway, Ireland; Angleton, Texas; Chester, Virginia as well as a leased expansion facility in Murray, Utah.  With the acquisition of MCTec in December 2005, our manufacturing activities expanded to a new facility in Venlo, The Netherlands.  See “Item 2. Properties.”

We believe that our variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long-term relationships with such suppliers, promote stability in our manufacturing process.  Historically, we have not been materially affected by interruptions with such suppliers.  Further, we have developed contingency plans to engage back-up suppliers, materials and components in the event of supply interruptions.

COMPETITION

We compete in the domestic and international radiology and cardiology markets, which encompass a large number of suppliers of many different sizes.  We compete with more than 30 different companies.  These firms include small firms, such as Possis Medical and Microtherapeutics; medium-sized companies like Cook, Arrow, and Angio Dynamics; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Guidant, Medtronic, and C.R. Bard.   Many of our competitors have substantially greater financial, technical, and marketing resources than we do.

The principal competitive factors in the markets in which our products are sold are quality, performance, service, breadth of line, and price.  We believe that our products have achieved market acceptance due, in part, to the quality of materials and workmanship, innovative design, ease of operation, and our prompt attention to customer inquiries.  Our products are priced competitively, but generally not below prices for competing products.  One of our primary competitive strengths is a comprehensive, broad line of ancillary products used in both cardiology and radiology.

Based on available industry data with respect to the number of procedures performed, we believe that we are one of two market leaders in the United States for control syringes, tubing, and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and we are the world market leader for inflation devices and hemostasis accessories.  We also believe that the recent and planned additions to our product lines will enable us to compete more effectively in both U.S. and international markets.  For example, our new IntelliSystem® II color monitor provides considerable improvements, including visibility of pressure data in our existing, patented digital technology.   We believe that we are a leading provider of digital inflation technology in the world.  There is no assurance, however, that we will be able to maintain our existing competitive advantages or compete successfully in the future.

We derive a substantial majority of our revenues from sales of products used in diagnostic angiography and interventional angioplasty procedures.  Medical professionals are starting to use newer procedures, devices, and drugs for the treatment and prevention of cardiovascular disease such as laser angioplasty, atherectomy procedures, and drug therapies, the effect of which may be to render some of our products obsolete or to limit the markets for our products.  However, with the advent of vascular stents and other procedures such as discography, we have experienced continued growth in its proprietary inflation technology.

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

We consider our proprietary technology to be important in the development and manufacture of our products.  We seek to protect our technology through a combination of patents, trademarks, trade secrets, copyrights, and confidentiality agreements.   We generally seek patent protection of our technology in the United States and certain foreign countries where such protection appears to be advantageous.  We have received 97 issued U.S. and foreign patents, and other U.S. and foreign patent applications are currently pending.  The U.S. Patent Office issued nine patents to us during 2003, 2004 and 2005.  These patents are directed to the following innovations:

•      U.S. Patent No. 6,508,789 is directed to an innovative drainage catheter design

•      U.S. Patent No. 6,533,757 is directed to a further improvement to our IntelliSystem® II system for monitoring and displaying pressurization data

•      U.S. Patent No. 6,537,266 is directed to an innovative puncture guard for catheter wires

•      U.S. Patent No. 6,547,072 is directed to our innovative RingMasterTM stackable guide wire basins

•      U.S. Patent No. 6,572,590 is directed to an innovative hemostasis valve having a quick release lever

•      U.S. Patent No. 6,719,017 is directed to our DugOut® disposal basin

•      U.S. Patent No. 6,800,069 is directed to an innovative modularized infusion pump

•      U.S. Patent No. 6,814,427 is directed to innovative systems and methods for accurately measuring fluids

•      U.S. Patent No. 6,966,893 is directed to an innovative over pressurization relief apparatus.

We believe that our patents and pending patent applications are materially important to our business, but we do not believe that our business is dependent on securing such patents.  We also operate under licenses from other owners of certain patents, patent applications, technology, trade secrets, know-how, copyrights, or trademarks.  We believe, however, that no single patent, patent application, technology, trade secret, know-how, copyright, trademark, or license is material in relation to our business as a whole.

Although certain of our patents related to inflation devices will expire in 2008 and other patents will expire thereafter, we expect that related products will continue to be valuable, in part because of proprietary innovations made since the issue of the initial patent.  In 1992, we granted a license to use our patented IntelliSystem® and Monarch® inflation devices.  In return, we are receiving a 5.75% ongoing royalty from the licensee, not to exceed $450,000 annually. Royalties paid for such license in each of 2005, 2004, and 2003 were $450,000.

While we have obtained U.S. patents and filed additional U.S. and foreign patent applications, there can be no assurance that any patents we hold will provide us with any significant competitive advantages, that third parties will not challenge our patents, or that patents owned by others will not have an adverse effect on our ability to conduct business.  We could incur substantial costs in preventing patent infringement, in curbing the unauthorized use of our proprietary technology by others, or in defending against similar claims of others.  Since we rely on trade secrets and proprietary know-how to maintain our competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

We operate in an increasingly competitive medical technology marketplace.  There has also been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  There are risks that our activities may require us to defend against claims and actions alleging infringement of the intellectual rights of others.  If a court rules against us in any patent litigation, any of several negative outcomes could occur: we could be subject to significant liabilities, we could be forced to seek licenses from third parties, or we could conceivably be prevented from marketing certain products.  Any of these outcomes could have a material adverse effect on our business.

We have also registered or applied for registration of several trade names or trademarks.  See “Products” above.  We have received 120 U.S. and foreign trademark registrations, and other U.S. and foreign trademark applications are currently pending.  We place copyright notices on our instructional and advertising materials and have registered copyrights relating to certain software used in our electronic inflation devices.

REGULATION

The U.S. Congress has passed the Federal Food, Drug, and Cosmetic Act.  Under that act and through its own rules, the U.S. Food and Drug Administration (“FDA”) regulates the development, testing, packaging, labeling, and marketing of medical devices and manufacturing procedures relating to these devices.  In general, the FDA requires that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.  We employ a Vice President of Regulatory Affairs and a Vice President of Quality Systems who are responsible for compliance with all applicable FDA regulations.  Although we believe that we are currently in material compliance with these requirements, any failure on our part to comply with all applicable current and future regulations could adversely affect our business.

The FDA’s Quality Systems Regulations standards regulate our manufacturing processes, require the maintenance of certain records, and provide for unscheduled inspections of our facilities.  We must also comply with certain requirements of state, local, and foreign governments in the manufacture and marketing of the Company’s products.

New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval, or “PMA,” regulations promulgated by the FDA and similar regulatory authorities in foreign countries.  New products in either category require extensive documentation, careful engineering and manufacturing controls to ensure quality.  Products needing PMA approval require extensive pre-clinical and clinical testing and approval by the FDA prior to marketing.  Products subject to the Section 510(k) of the Federal Food Drug and Cosmetic

Act require FDA clearance prior to marketing.  To date, our products have required only compliance with Section 510(k).  Most of our products are subject to foreign regulatory approvals before they may be marketed abroad.  We place the “CE” mark on devices and products sold in Europe.  We have received ISO 13485 certification for our Utah and Texas facilities.  We have received EN ISO 13485 certification for our Galway, Ireland facility. We have also received ISO 9002 certification for our Merit Sensor Systems, Inc. facility in Santa Clara, California.

EMPLOYEES

As of December 31, 2005, we employed 1,519 people, including 1,146 in manufacturing, 152 in sales and marketing, 133 in engineering, research and development, and 88 in administration.

Many of our present employees are highly skilled.  Our failure or success will depend, in part, upon our ability to retain such employees.  We believe that an adequate supply of skilled employees is available.   We have from time to time experienced rapid turnover among our entry-level assembly workers, as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training of replacement and new entry-level employees.  All of our employees are bound by confidentiality policies.   None of our employees is represented by a union or other collective bargaining group.  We believe that our relations with our employees are good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.

We make available, free of charge, on our Internet website, located at www.merit.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC.  In addition, we provide electronic or paper copies of our filings free of charge upon request.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

For financial information relating to our foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 11 to our consolidated financial statements set forth in Item 8 of this report.

Item 1A. Risk Factors.

Our business, operations and financial condition are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected or expected.  Among the key factors that may have a direct bearing on our business, operations or financial condition are the factors identified below:

Our products may be subject to recall or product liability claims.

Our products are used in connection with invasive procedures and in other medical contexts in which it is important that those products function with precision and accuracy.  If our products do not function as designed, or are designed improperly, we may choose to or be forced by regulatory agencies to withdraw such products from the market.  In addition, if medical personnel or their patients suffer injury as a result of any failure our products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages.  Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

Substantially all of our products are backed by a limited warranty for returns due to defects in quality and workmanship.  We maintain a reserve for these future returned products, but the actual costs of such returns may significantly exceed the reserve, which could have a material adverse effect on our financial condition.

Termination of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.

We rely on raw materials, component parts, finished products, and services supplied by outside third parties in connection with our business.  For example, substantially all of our products are sterilized by a few entities.  In addition, some of our products are manufactured or assembled by third parties.  If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our end customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business, operations or financial condition.

We may be unable to protect our proprietary technology or may infringe on the proprietary technology of others.

Our ability to remain competitive is dependent, in part, upon our ability to prevent other companies from using our proprietary technology incorporated into our products.  We seek to protect our technology through a combination of patents, trademarks, and trade secrets, as well as licenses, proprietary know-how and confidentiality agreements.  We may be unable, however, to prevent others from using our proprietary information, or continue to use such information itself, for numerous reasons, including the following, which could have a material adverse effect on the Company’s business, operations or financial condition:

•      Our issued patents may not be sufficiently broad to prevent others from copying our proprietary technologies;

•      Our issued patents may be challenged by third parties and deemed to be overbroad or unenforceable;

•      Our products may infringe on the patents of others, requiring us to alter or discontinue our manufacture or sale of such products;

•      Costs associated with seeking enforcement of our patents against infringement, or defending four self against allegations of infringement, may be significant;

•      Our pending patent applications may not be granted for various reasons, including overbreadth or conflict with an existing patent; and

•      Other persons may independently develop, or have developed, similar or superior technologies.

We may be unable to successfully manage growth, particularly if accomplished through acquisitions.

Successful implementation of our business strategy will require that we effectively manage any associated growth.  To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to improve our information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

To the extent that we grow through acquisition, we will face the additional challenges of integrating our current operations, culture, informational management systems and other characteristics with that of the acquired entity.  We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may inherit certain liabilities in connection with the acquisition as a result of our failure or inability to conduct adequate due diligence or otherwise.  In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s).  If we do not adequately identify targets for, or manage issues related to its future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business.

Substantially all of our products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act, (“FDA”) and the manufacture, distribution, record keeping, labeling and advertisement of our products are subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered and sold.  Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA’s Quality System Regulations and similar requirements of foreign countries.  In addition, we are subject to certain export control restrictions governed by the U.S. Department of the Treasury and may be governed by other regulatory agencies in various foreign countries in which products are exported.  Our business, operations or financial condition could be adversely affected if we are found to be out of compliance with governing regulations.  If such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect our business, operations or financial condition.

A significant portion of our revenues are derived from a few products and procedures.

A significant portion of our revenues are attributable to sales of our inflation devices.  During the year ended December 31, 2005, sales of our inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 33% our total revenues.  Any material decline in market demand for our inflation devices could have an adverse effect on our business, operations or financial condition.

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

The market for each of our products is highly competitive.  We face competition from many companies, many of which are larger, better established and have greater financial, technical and other resources and greater market presence than we do.  Such resources and market presence may enable our competition to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

In addition, our ability to compete successfully is dependent, in part, upon our response to changes in technology and to our efforts to develop and market new products which achieve significant market acceptance. Competing companies with substantially greater resources than us are actively engaged in research and development of diagnostic and interventional methods, treatments and procedures that could limit the market for our products and eventually make certain products obsolete.  A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business, operations or financial condition.

The market price of our common stock has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, highly volatile for various reasons, including the following, which could have a material adverse effect on the Company’s business, operations or financial condition:

•      Our announcement of new products or technical innovations, or similar announcements by our competitors;

•      Development of new procedures that use, or do not use, our technology;

•      Quarter-to-quarter variances in our financial results;

•      Claims involving potential infringement of patents and other intellectual property rights;

•      Analysts’ and other projections or recommendations regarding our common stock or medical technology stocks generally;

•      Any restatement of our financial statements or any investigation of us by the SEC or another regulatory authority; and

•      A general decline, or rise, of stock prices in the capital markets generally.

Fluctuations in Euro and GBP exchange rates may negatively impact our financial results.

Fluctuations in the rate of exchange between the Euro and GBP relative to value of the U.S. Dollar could have a negative impact on our margins and financial results.  For example, during 2005, the exchange rate between the Euro and the U.S. Dollar resulted in an increase in our gross revenues of approximately $263,000 and 0.09% in gross profit.

For the year ended December 31, 2005, approximately $20.0 million, or 12.0%, of our sales were denominated in Euros and GBP.  If the rate of exchange between the Euro and the GBP declines, against the U.S. Dollar, we may not be able to increase the prices we charge our European customers for products whose prices are denominated in Euros and GBP.  Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates.  As a result, as the rate of exchange between Euros and GBP declines, against the U.S. Dollars, our financial results may be negatively impacted.

We are dependent upon key personnel.

Our success is dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer.  Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and the Company does not maintain key man life insurance on his life. The loss of Mr. Lampropoulos, or of certain other key management personnel, could materially adversely affect our business and operations.  Our success also depends, among other factors, on the successful recruitment and retention of key operations, manufacturing, sales and other personnel.

We are subject to work stoppage, transportation and related risks.

We manufacture products at various locations in the United States and in Ireland and sell our products worldwide.  We depend on third-party transportation companies to deliver supplies necessary to manufacture Merit products from vendors to our various facilities and to move our products to customers, operating divisions and other subsidiaries located worldwide. Our manufacturing operations, and the operations of the transportation companies on which we depend, may be adversely affected by natural disasters or significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event.  Any disruption in our manufacturing or transportation could materially adversely affect our ability to meet customer demands or our operations.

Limits on reimbursement imposed by governmental and other programs may adversely affect our business.

The cost of a significant portion of medical care is funded by governmental, social security or other insurance programs.  Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products.  In addition, limitations on reimbursement for procedures which utilize our products could adversely affect sales.

Item 2.    Properties.

The Company owns approximately 23 acres of real property situated in the City of South Jordan, Utah, surrounding an additional ten acres of leased real property on which is located the Company’s 175,000 square foot principal office and manufacturing facility.  The Company sold the ten-acre site to an unrelated developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility.  Monthly lease payments attributable to the ten-acre parcel are approximately $138,000.  The Company also holds an option to purchase the facility, exercisable at market value after 25 years.  During 2004, the Company acquired an additional four acres of property south of and adjacent to its current property in South Jordan, Utah.  During 2005 the Company acquired an additional seven acres of property just west of its current facility in South Jordan, Utah.  The acquisition of these additional properties would potentially enable the Company to expand its operations in the future as property surrounding the Company is limited due to increased development over the past few years.  At the end of 2004, the Company completed a 47,000 square foot facility in South Jordan, Utah.  This facility is used primarily for research, development and pilot production clean rooms.  The Company also intends to use this ancillary facility to relocate its production of sensors from Santa Clara, California.  The Company completed a 140,000 square foot facility located in South Jordan, Utah in September of 2005.  This facility is used for injection and insert molding production, an automated finished goods warehouse, and management information system employees. The completion of the new facilities in South Jordan, Utah are designed to increase Merit’s clean room production capacity and administrative office space to meet current and projected demand the Company anticipates it will experience over the next several years.

The Company owns a building of approximately 65,000 square feet with approximately three acres of land, in Galway, County Galway, Republic of Ireland, which serves as its principal office and manufacturing facility for the Company’s European operations.  The facility houses a research and development team, which developed Merit’s diagnostic guide wire, and is working to develop other new products.  The Company also manufactures other products at the Galway facility, including custom kits, BASIX® inflation devices, and hemostasis valve products.  During 2004, the Company completed a 40,000-square-foot expansion of its Galway facility.  This expansion is designed to provide additional production capacity and office space to meet the Company’s current and anticipated needs.  The Company’s Galway property has been improved and equipped on terms favorable to the Company in connection with economic development incentives and grants provided by the Irish Government.

The Company leases a manufacturing facility of approximately 69,000 square feet comprised of nine units, located in Murray, Utah.  The Murray facility is used for production of several of the Company’s products.  The leases related to three of the units at the Murray facility expired in 2004, and leases related to six of these units will expire in 2007.  The aggregate monthly lease payments on these Murray facilities are approximately $36,000 and will expire in 2007.

The Company also leases 8,500 square feet of manufacturing and office space located in Santa Clara, California for the production of sensors.  This lease runs through August 2006 at a monthly cost of approximately $14,000.  The Company does not currently plan to renew its Santa Clara, California lease as it currently intends to relocate its sensor operations to a new facility built in South Jordan, Utah during 2004.  The Company currently anticipates that this move will begin during the second half of 2006 and be completed in 2007.   The Company intends to upgrade its wafer fabrication production to improve capacity and quality and reduce costs at its South Jordan facility prior to closing its Santa Clara, California operation.

The Company owns approximately 19 acres of land and a 75,000-square-foot building in Angleton, Texas.  The facility is used for the production of catheter related products.

The Company owns approximately 12 acres of land and a 100,000-square-foot building in Chester, Virginia.  The facility is used for production of custom procedure trays used in the medical industry.

The Company leases a manufacturing facility of approximately 5,000 square feet located in Venlo, The Netherlands.    The facility is used for the coating of wires and tubing for medical devices.  The lease will expire in June of 2007. The Company plans to relocate this operation to another facility with approximately 10,000 square feet after its current lease expires.  The current monthly lease payment is approximately $8,000.

The Company believes that its existing and proposed facilities will generally be adequate for its present and future anticipated level of operations.

Item 3.     Legal Proceedings.

In the course of conducting its business operations, the Company is, from time to time, involved in litigation and other disputes.  Management does not currently anticipate that any pending litigation or dispute against the Company will have a materially adverse effect on the Company’s operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Shareholder Matters.

MARKET PRICE FOR THE COMMON STOCK

Merit’s common stock (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “MMSI.”  The following table sets forth high and low sale prices for the Common Stock for the periods indicated.

March 31, 2004	$25.40	$18.05
June 30, 2004	$22.39	$13.25
September 30, 2004	$17.69	$14.09
December 31, 2004	$15.64	$9.61

March 31, 2005	$15.05	$11.46
June 30, 2005	$15.86	$11.67
September 30, 2005	$18.32	$15.14
December 31, 2005	$17.70	$11.60

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

As of March 2, 2006 number of shares of Common Stock outstanding was 27,207,221, held by approximately 200 shareholders of record, not including shareholders whose shares are held in securities position listings.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2005 (in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders	4,288	(1),(3)	$10.67	435	(2),(3)
Equity compensation Plans not approved by security holders	100	(4)	$10.13
Total	4,388			435

(1) Consists of 4,288,022 shares subject to the options granted under the Company’s Stock Incentive Plan.

(2) Consists of 434,855 shares available to be issued under the Company’s Employee Stock Purchase Plans and 500 shares available to be issued under the Company’s Stock Incentive Plan.

(3) See Note 10 to the Company’s consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

(4) Consist of warrants issued in the acquisition of MedSource in 2004 – see Note 2 to the Company’s consolidated financial statements set forth in Item 8 of this report for additional information regarding this acquisition.

Item 6.     Selected Financial Data (in thousands except share data).

	Years Ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA:
Net Sales	$166,585	$151,398	$135,953	$116,227	$104,036
Cost of Sales	97,493	83,908	75,230	67,712	65,938
Gross Profit	69,092	67,490	60,723	48,515	38,098

Operating Expenses:
Selling, general and administrative	38,579	35,071	30,468	27,732	24,040
Research and development	6,992	5,079	4,626	4,008	4,118

Total operating expenses	45,571	40,150	35,094	31,740	28,158

Other Operating Income
Gain on sale of land			508		786

Income From Operations	23,521	27,340	26,137	16,775	10,726

Other Income(Expense):
Litigation settlement		100	475
Interest income	491	556	386	97	40
Interest expense	(18)	(6)	(10)	(94)	(978)
Miscellaneous income (expense)	(94)	16	34	(16)
Other income—net	379	666	885	(13)	(938)

Income before income taxes	23,900	28,006	27,022	16,762	9,788

Income Tax Expense	8,122	10,074	9,727	5,452	3,052

Net Income	$15,778	$17,932	$17,295	$11,310	$6,736

Earnings Per Common Share:
Diluted	$0.57	$0.65	$0.64	$0.43	$0.28

Average Common Shares:
Diluted	27,847	27,691	27,034	26,238	23,876

BALANCE SHEET DATA:
Working capital	$42,293	$54,944	$56,931	$34,582	$26,911
Total assets	161,716	139,877	107,301	78,305	66,659
Long-term debt	2	5	0	17	5,727
Stockholders’ equity	$132,484	$111,052	$88,244	$63,399	$47,658

During the quarter ended December 31, 2005 the Company adopted SFAS No. 151, Inventory Costs and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

During the year ended December 31, 2004 the Company accrued severance costs totaling approximately $663,000 related to the termination of certain employees.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During 2005, we made significant investments in new production facilities, expanded our U.S. direct sales force and increased research and development efforts.   In 2005, we completed the construction of our new molding, technology, and logistic facility (MTL) in South Jordan, Utah, and purchased a new facility in Chester, Virginia, for the Medsource procedure tray business that we acquired during the fourth quarter of 2004. These facilities, along with facilities completed in Galway, Ireland and South Jordan, Utah during 2004, were developed to meet production demands for anticipated future sales growth.   Also, during 2005 we added additional research and development staff and created a new pilot production clean room to support new product launches.  During 2005, we also released several new products, including the Prelude™ sheath introducer, Viceroy inflation device, Backstop® Plus and Minstop™ Plus safety devices.   We plan to release three new products in the first half of 2006, the Revolution™ securement device, the Impress™ radiology catheter and the Honor™ hemostasis valve.  In an effort to promote future sales growth and improve market penetration, we hired 17 new sales people for our U.S. domestic direct sales force during 2005. We believe despite the temporary effects of these investments on earnings, they were needed to position us for potential future sales growth and earnings.

For the year ended December 31, 2005, we reported net sales of $166.6 million, up $15.2 million or 10% over the comparable period in 2004.   Net sales growth in 2005 was primarily driven by increased sales of our stand-alone products and our new procedure tray business.

Gross margins as a percentage of sales were down to 41.5% for the year ended December 31, 2005, compared to 44.6% for year ended December 31, 2004.  This decline resulted primarily from new facilities and equipment, increased cost of direct labor, higher overhead expenses and negative margins in the new procedure tray business acquired.  Sales of procedure trays contributed 2.4% to the Company’s total sales for 2005.

Net income decreased for the year ended December 31, 2005 to $15.8 million, compared to $17.9 million for the prior year period.  When compared to the prior year period, net income for the year ended December 31, 2005 was positively affected by increased sales volumes, and negatively affected by lower gross margins, higher research and development spending, and increased selling, general and administrative expenses.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Gross profit	41.5	44.6	44.7
Selling, general and administrative expenses	23.2	23.2	22.4
Research and development expenses	4.2	3.4	3.4
Income from operations	14.1	18.1	19.2
Income before income tax expense	14.3	18.5	19.9
Net income	9.5	11.8	12.7

Our net sales increased by $15.2 million, or 10%, in 2005, compared to an increase of $15.4 million, or 11.4%, in 2004, and an increase of 19.7 million, or 17%, in 2003.  We report sales in five product categories.  Listed below are the sales relating to these product categories for the years ended December 31, 2005, 2004 and 2003:

	Twelve Months Ended December 31,
	% Change	2005	% Change	2004	% Change	2003	2002
Inflation devices	5%	$52,319	11%	$49,672	17%	$44,583	$38,232
Custom kits	6%	44,713	8%	42,187	18%	39,044	32,958
Stand-alone devices	8%	46,900	8%	43,226	19%	39,919	33,673
Catheters	17%	18,626	29%	15,967	9%	12,407	11,364
Procedure trays		4,027		346		—
Total	10%	$166,585	11%	$151,398	17%	$135,953	$116,227

Our revenues increased notwithstanding the fact that the markets for many of our products are experiencing slight pricing declines as our customers try to reduce costs.  Substantially all of the increase in our revenues was attributable to increased unit sales, except for a slight increase in the exchange rate between the Euro and the U.S. Dollar which increased sales by .09% in 2005 compared to 2004, 1.2% in 2004 compared to 2003, 1.8% in 2003 compared to 2002.  Unit growth for 2005, 2004, and 2003 resulted primarily from a procedural growth rate of approximately 6-8%. In addition, unit growth in 2005, 2004 and 2003 was attributable, in part, to our introduction of new products which accounted for approximately 4%, 4% and 5%, respectively, for total sales for such periods, with the remainder of unit growth coming from market share gains.  International sales in 2005 were approximately $45.3 million, or 27% of total sales; international sales in 2004 were approximately $37.5 million, or 25% of total sales; and international sales in 2003 were approximately $34.3 million, or 25% of total sales.  These increases were primarily a result of greater acceptance of our products in international markets, ongoing growth in our European direct sales, and increased sales related to improvement in the exchange rate between the Euro and the U.S. Dollar, as discussed above.  Our total direct sales in France, Germany, the U.K., Belgium, The Netherlands and Ireland were $20.0 million and $18.9 million and $15.6 million in 2005, 2004, and 2003, respectively.

Our gross profit as a percentage of sales was 41.5%, 44.6% and 44.7%, in 2005, 2004, and 2003, respectively.  The decline in gross margins in 2005 resulted primarily from new facilities and equipment, increased cost of direct labor, higher overhead expenses (i.e. utilities, maintenance, cleaning and taxes) and new product launches.  The decline in gross margins for 2005 was also affected by negative margins in the new procedure tray business we acquired from MedSource during the fourth quarter of 2004.  The effect was a reduction of gross margins by 1.4% for 2005.  Sales of procedure trays contributed 2.4% to the Company’s total sales for 2005.   The slight decrease in gross margin percentage in 2004, compared to 2003, was the result of a slight increase in the standard costs per unit as the result of increased manufacturing costs.  The increase in the gross margin percentage for 2003 over 2002 was primarily effected by an increase in efficiency and productivity gains achieved primarily our operations groups.  These productivity gains have been achieved primarily by enhanced employee productivity, which we believe was encouraged by our bonus program, streamlined production layouts and investments in manufacturing equipment.  With these improved efficiencies, our cost per unit for many of our products has decreased as unit sales have grown, notwithstanding slight increases in fixed overhead costs.  Gross profit was also favorable for 2003 over 2002 by an increase in the exchange rate of the Euro against the U.S. Dollar, resulting in an increase in gross profit of 0.3 and 0.4, respectively.  During 2003, we reduced the material costs from some of its principal vendors.  We are operating in a gradually declining price market.  During 2006, we expect gross margins to decline as a result of higher overhead expenses attributable to absorbing the new buildings and associated overhead costs; growth of lower-margin pack sales of MedSource; and bringing on several new products until sales volumes increase to cover overhead costs. We believe, however, that if we are successful in increasing production volumes according to current sales plans, the increased production will offset some of the effect of the lower margins.

Our selling, general and administrative expenses increased $3.5 million, or 10% in 2005 over 2004; $4.6 million, or 15.1% in 2004 over 2003; $2.7 million, or 9.9% in 2003 over 2002.  The increase in selling, general and administrative expenses in 2005 was due primarily to costs associated with severance for employees ($493,000), the buy-out of a distribution agreement ($200,000), the hiring of 17 additional sales people, and the sample expense related to new product introductions. The increase in selling, general and administrative costs for 2004, compared to 2003, was primarily the result of approximately $674,000 in costs associated with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and severance costs of approximately $663,000 related to the termination of certain employees.  The additional expenditures for 2003 over 2002 were related to increases in commissions paid commensurate with sales growth, costs of expanding our direct sales force in the United States and Europe, and an increased exchange rate of the Euro against the U.S. Dollar compared to the same period in 2002, resulting in an increase in selling expenses for our direct sales force in Europe.

Our research and development (R&D) expenses for 2005 increased 37.7% to $7.0 million, compared to $5.1 million in 2004; increased 9.8% to $5.1 million, compared to $4.6 million in 2003; increased 15.4% to $4.6 million in 2003, compared to $4.0 million in 2002.  The increase in R&D in 2005, 2004, and 2003 was related primarily to R&D head count additions and indirect costs, to support an increase in the number of new products we launched.  Our research and development costs as a percentage of sales were 4.2% for 2005 and 3.4% for 2004 and 2003.  We believe that the development of 10-12 projects at any given time is an appropriate level of R&D for our current capabilities, and are likely to provide six to eight new products a year through R&D, regulatory, manufacturing, marketing, and sales introduction.

Our effective tax rates for 2005, 2004, and 2003 were 34%, 36%, and 36%, respectively.  The decrease in the effective tax rate for 2005 over 2004 was the result of the reimbursement by the U.S. parent of costs incurred by its Irish operation for the development of two new products which are taxed at a lower income tax rate than the U.S. The increase in the effective tax rate for 2003 over 2002 was mostly due to lower taxable income in 2003 for our Irish operations, which are taxed at a lower rate than our U.S. operations.  The change in taxable income for Irish operations from 2003 to 2002 was the result of increased costs associated with the development of a new product.

Our other operating income for 2003 was the result of a gain of $507,928 on sale of land adjacent to our Company’s South Jordan, Utah facility.

Our other income for 2005, 2004, and 2003 was approximately $379,000, $666,000, and $885,000, respectively.  The decrease in other income for 2005 over 2004 was affected by a net decrease in a litigation settlement of $100,000, an increase in foreign currency transaction loss of approximately $67,000 and a decrease in interest income of approximately $65,000. The decrease in other income for 2004 over 2003 was affected by a net decrease in a litigation settlement of approximately $375,000, offset by an increase in 2004 of interest income of approximately $170,000.  The increase in other income for 2003 over 2002 related mostly to the settlement of a legal dispute of $475,000, an increase in interest income of approximately $289,000, and a decrease in interest expense of approximately $84,00 compared to the same period in 2002.

Our net income for 2005 was $15.8 million, compared to $17.9 million for 2004. Net income for 2004 was $17.9 million, compared to $17.3 million for 2003.  Net income for 2003 was $17.3 million, compared to $11.3 million for 2002.  Net income for 2005 and 2004 was negatively affected by lower gross margins, higher research and development spending, selling, general and administrative expenses, and positively affected by increased sales volumes.   Net income for 2003 and 2002 was favorably affected by higher sales, gross profits and an increase in other income.

Under the recently issued Financial Accounting Standard Board Statement (FASB) No. 123R, Share-based Payment, we will be required to apply the expense recognition provisions of this pronouncement to equity-based incentives such as stock options.  In anticipation of this pronouncement, during 2005 and 2004 we made grants to management and employees for a total of 774,976 and 807,296 shares of our common stock, respectively, which vested immediately upon grant, rather than over five years as has been our historical practice.  Additionally, subsequent to December 31, 2004, we accelerated the vesting on 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The immediate vesting of options and the acceleration of options which have exercise prices that are above the current market value of our common stock are anticipated to reduce our compensation expense by approximately $2.8 million and $3.2 million, respectively, in future periods under the provisions of FAS No. 123R, which we believe is in the best interest of Merit and its shareholders.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, we no longer amortize goodwill from business acquisitions, but review annually the impairment of goodwill, or more frequently if impairment indicators arise.  We completed its initial testing of goodwill as of January 1, 2002 and determined that there was no impairment.  We have elected to perform our annual testing of goodwill impairment as of July 1 of the applicable fiscal year.  As of July 1, 2005, we updated our testing of goodwill for impairment and determined that there was no impairment.  The unamortized amount of goodwill at December 31, 2005, was approximately $6.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

The following table summarizes our capital commitments and contractual obligations as of December 31, 2005, including long-term debt, operating lease payments, and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	4	2	2
Operating leases	25,295	2,773	3,968	3,465	15,089
Royalty obligations	1,350	450	900
Total contractual cash obligations	26,649	3,225	4,870	3,465	15,089

Additional information regarding our capital commitments and contractual obligations, including royalty payments, is contained in Notes 7, 8, and 12 of the Notes to our consolidated financial statements, set forth in Item 8.

Our working capital for 2005, 2004, and 2003 was $42.3million, $54.9 million, and $56.9 million, respectively.  The decrease in working capital for 2005 and 2004 over the comparable periods of 2004 and 2003, respectively, was primarily the result of cash being used to fund the construction of our new facilities in South Jordan, Utah, and Galway, Ireland; the purchase of and remodel of our facility in Chester, Virginia; and the acquisitions of MCTec, MedSource and Sub-Q.  The increases in working capital for 2003 over 2002 was primarily due to an increase in our cash balance of $20.5 million in 2003 and $9.3 million in 2002.  As of December 31, 2005, we had a current ratio of 3.1 to 1.  We had $0 outstanding under our line of credit at December 31, 2005.  We assumed some capital leases with the purchase of the MedSource assets, with an outstanding balance of approximately $4,000 at December 31, 2005.  We generated cash from operations for 2005, 2004, and 2003 in the amount of $11.2 million, $26.5 million, and $25.2 million respectively. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. The Facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006.  We are currently in discussions with a different bank for a line of credit for $30 million, subject to a favorable credit review.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During 2005, we paid approximately $14.6 million for payments to complete the construction of our new MTL building and cafeteria expansion in South Jordan, Utah.  In addition, during 2005, we spent, approximately $4.7 million to purchase a 102,000 square foot facility and add a clean room in Chester, Virginia, and $1.5 million to purchase seven acres of land just west of our current South Jordan, Utah facilities.   Also during 2005, significant investments were made for new equipment including approximately $1.8 million in molding equipment, approximately $3.4 million for an automated warehouse shipping system, and approximately $2 million for automated production equipment.    Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.   Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development, and selection of our most critical financial estimates with the audit committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been an historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $1.7 million as of December 31, 2005.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $758,663 at December 31, 2005, which is in line with historical collection experience.

Stock-Based Compensation:  We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”).  Accordingly, no compensation cost has been recognized for our stock compensation arrangements.  If the compensation cost for our compensation plans had been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below (in thousands except per share data) :

	2005	2004	2003

Net income—as reported	$15,778	$17,932	$17,295
Compensation cost under fair value-based accounting method—net of tax	5,201	4,373	2,957

Net income—pro forma	$10,577	$13,559	$14,338

Net income per common share:
Basic:
As reported	$0.59	$0.68	$0.68
Pro forma	0.39	0.52	0.56

Diluted:
As reported	0.57	0.65	0.64
Pro forma	0.38	0.49	0.53

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.31% - 4.36%	2.96% - 3.68%	2.32% - 3.23%
Expected option life	2.5 years	2.5 years	5 years
Expected price volatility	43.23%-46.28%	47.54%	63.81%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.    On February 3, 2005, we accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation cost for the twelve months ended December 31, 2005 by approximately $3.2 million, net of tax.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($20.0 million, representing approximately 12.0% of aggregate revenues), for the year ended December 31, 2005 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the year ended December 31, 2005, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $263,000 and 0.09% in gross profit.

At December 31, 2005, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately $1.7 million and $295,000, respectively.  In order to partially offset such risks, at November 30, 2005, we entered into 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the year ended December 31, 2005 and 2004 we experienced a net loss of approximately $67,000 and $8,000, respectively, on these transactions executed during 2005 and 2004 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

Another market risk relates to variable rate debt.  As of December 31, 2005, we had no variable rate debt.  As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 1, 2006

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands)

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,645	$33,037
Trade receivables—net of allowance for uncollectible accounts: 2005—$767; 2004—$729	25,433	19,724
Employee receivables	116	94
Other receivables	108	63
Inventories	32,080	23,096
Prepaid expenses and other assets	1,023	797
Deferred income tax assets	28	56
Income tax refunds receivable	977

Total current assets	64,410	76,867

PROPERTY AND EQUIPMENT:
Land and land improvements	6,232	4,664
Buildings	42,283	18,272
Manufacturing equipment	46,457	32,475
Furniture and fixtures	16,255	12,786
Leasehold improvements	6,658	4,085
Construction-in-progress	7,374	14,474

Total	125,259	86,756
Less accumulated depreciation	(39,641)	(34,264)

Property and equipment—net	85,618	52,492

OTHER ASSETS:
Intangibles net of accumulated
amortization: 2005—$1,483; 2004—$1,332	3,342	1,990
Goodwill	6,415	5,570
Other assets	2,363	1,822
Note receivable		1,000
Deposits	99	136

Total other assets	12,219	10,518

TOTAL ASSETS	$162,247	$139,877

See notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands)

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2	$7
Trade payables	10,254	10,728
Accrued expenses	8,549	8,467
Advances from employees	316	221
Deferred income tax liabilities	1,141	227
Income taxes payable	455	2,273

Total current liabilities	20,717	21,923

DEFERRED INCOME TAX LIABILITIES	4,166	2,580

LONG-TERM DEBT	2	5

DEFERRED COMPENSATION PAYABLE	2,363	1,702

DEFERRED CREDITS	2,415	2,615

OTHER LONG-TERM OBLIGATION	100

Total liabilities	29,763	28,825

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of December 31, 2005 and 2004; no shares issued
Common stock—no par value; 50,000 shares authorized; 27,163 and 26,486 shares issued at December 31, 2005 and 2004, respectively	48,198	42,559
Retained earnings	84,668	68,891
Accumulated other comprehensive loss	(382)	(398)

Total stockholders’ equity	132,484	111,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,247	$139,877

See notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands Except Per Share Data)

	2005	2004	2003

NET SALES	$166,585	$151,398	$135,953

COST OF SALES	97,493	83,908	75,230

GROSS PROFIT	69,092	67,490	60,723

OPERATING EXPENSES:
Selling, general and administrative	38,579	35,071	30,468
Research and development	6,992	5,079	4,626

Total operating expenses	45,571	40,150	35,094

OTHER OPERATING INCOME—
Gain on sale of land			508

INCOME FROM OPERATIONS	23,521	27,340	26,137

OTHER INCOME (EXPENSE):
Litigation settlement		100	475
Interest income	491	556	386
Interest expense	(18)	(6)	(10)
Other income (expense)	(94)	16	34

Other income—net	379	666	885

INCOME BEFORE INCOME TAXES	23,900	28,006	27,022

INCOME TAX EXPENSE	8,122	10,074	9,727

NET INCOME	$15,778	$17,932	$17,295

EARNINGS PER COMMON SHARE:
Basic	$0.59	$0.68	$0.68
Diluted	$0.57	$0.65	$0.64

AVERAGE COMMON SHARES:
Basic	26,848,447	26,300,773	25,401,445
Diluted	27,847,122	27,690,668	27,033,964

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

				Accumulated
				Other
		Common Stock		Comprehensive	Retained
	Total	Shares	Amount	Loss	Earnings
BALANCE—January 1, 2003	63,399	24,647	30,267	(531)	33,663
Comprehensive income:
Net income	17,295				17,295
Foreign currency translation adjustment (net of deferred tax of $69)	114			114
Total comprehensive income	17,409
Tax benefit attributable to appreciation of common stock options exercised	4,741		4,741
Issuance of common stock under Employee Stock Purchase Plans	305	33	305
Options and warrants exercised	3,719	1,408	3,719
Shares surrendered in exchange for the payment of payroll tax liabilities	(781)	(49)	(781)
Shares surrendered in exchange for the exercise of stock options	(548)	(36)	(548)

BALANCE—January 1, 2004	88,244	26,003	37,703	(417)	50,958
Comprehensive income:
Net income	17,932				17,932
Foreign currency translation adjustment (net of deferred tax of $11)	19			19
Total comprehensive income	17,951
Tax benefit attributable to appreciation of common stock options exercised	2,841		2,841
Stock issued in conjunction with acquisition (net of registration expenses of $22)	301		301
Issuance of common stock under Employee Stock Purchase Plans	584	40	584
Options and warrants exercised	1,855	480	1,855
Shares surrendered in exchange for the payment of payroll tax liabilities	(459)	(22)	(459)
Shares surrendered in exchange for the exercise of stock options	(265)	(15)	(265)

BALANCE—January 1, 2005	111,052	26,486	42,560	(398)	68,890
Comprehensive income:
Net income	15,778				15,778
Foreign currency translation adjustment (net of deferred tax of $10)	16			16
Total comprehensive income	15,794
Tax benefit attributable to appreciation of common stock options exercised	2,632		2,632
Issuance of common stock under Employee Stock Purchase Plans	913	82	913
Options and warrants exercised	3,155	670	3,155
Shares surrendered in exchange for the payment of payroll tax liabilities	(691)	(49)	(691)
Shares surrendered in exchange for the exercise of stock options	(371)	(26)	(371)

BALANCE—December 31, 2005	$132,484	27,163	$48,198	$(382)	$84,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,778	$17,932	$17,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,841	4,730	4,486
(Gains) losses on sales and/or abandonment of property and equipment	12	1	(517)
Write-off of certain patents and trademarks	35	214	26
Amortization of deferred credits	(199)	(238)	(258)
Deferred income taxes	2,574	(48)	430
Tax benefit attributable to appreciation of common stock options exercised	2,632	2,841	4,741
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(5,489)	(1,792)	(2,481)
Employee and other receivables	(28)	111	537
Inventories	(8,470)	(1,634)	(2,570)
Prepaid expenses and other assets	(214)	34	(156)
Other receivables	(6)	61	331
Other long-term assets	(93)
Deposits	38	(105)	1
Trade payables	1,852	1,477	1,579
Accrued expenses	(627)	259	1,949
Advances from employees	107	62	(3)
Income taxes payable	(2,749)	2,560	(197)
Other long-term obligation	100

Total adjustments	(4,684)	8,533	7,898

Net cash provided by operating activities	11,094	26,465	25,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(40,741)	(24,364)	(8,166)
Patents and trademarks	(269)	(539)	(103)
Proceeds from the sale of property and equipment	29	4	570
Increase in cash surrender value of life insurance contracts	(449)	(1,225)	(356)
Note receivable		(1,000)
Cash paid in acquisitions, net of cash acquired	(2,345)	(813)

Net cash used in investing activities	(43,775)	(27,937)	(8,055)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$3,697	$1,693	$2,695
Deferred credits		1,349	904
Principal payments on notes payable to financial institutions and capital leases	(8)	(18)	(400)
Increase in deferred compensation payable	661	1,123

Net cash provided by financing activities	4,350	4,147	3,199

EFFECT OF EXCHANGE RATES ON CASH	(61)	158	183

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,392)	2,833	20,520

CASH AND CASH EQUIVALENTS:
Beginning of year	33,037	30,204	9,684

End of year	$4,645	$33,037	$30,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:

Interest	$18	$6	$16

Income taxes	$5,733	$4,722	$4,354

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

•        During 2005, 2004, and 2003, 48,795, 22,227 and 49,173 matured shares, (i.e. shares owned for more than six months) respectively, of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $691,000, $459,000 and $781,000. The matured shares were valued based upon the closing price of the Company’s common stock on the surrender date.

•        During 2005, 2004 and 2003, 26,331, 14,820 and 35,934 matured shares of the Company’s common stock with a value of approximately $371,000, $265,000, and $548,000, respectively, were surrendered in exchange for the exercise of stock options.

•          As of December 31, 2005 and 2004, $1.6 million and $4.0 million, respectively, of additions to plant, equipment,   and other asset purchases were accrued as accounts payable.

•        During 2004, the Company acquired all of the assets of MedSource Packaging Concepts LLC, in a purchase transaction for $812,516. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including goodwill of $805,381)	$1,464,409
Cash paid	(812,516)
Fair value of 100,000 warrants issued	(323,170)

Liabilities assumed	$328,723

•      During 2005, the Company acquired substantially all of the assets of Sub-Q, Inc. (“Sub-Q”) (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.   The purchase price was allocated between fixed assets for $135,815, other intangibles for $450,000 and goodwill for $499,970.

Fair value of assets acquired (including goodwill of $499,970)	$1,085,785
Cash paid	(85,785)
Promissory note applied to purchase price	(1,000,000)

Liabilities assumed	NONE

•        During 2005, the Company acquired all of the issued and outstanding capital stock of MCTec Holding B.V, for a purchase price of $2.4 million, net of cash acquired of $741,046.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including goodwill of $345,356)	$2,789,596
Cash paid, net of cash acquired	(2,258,954)
Accrued direct costs of acquistion	(159,687)
Liabilities assumed	$370,955

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization–Merit Medical Systems, Inc. (“Merit”) and its wholly-owned subsidiaries, (collectively, the “Company”) develops, manufactures and markets disposable medical products primarily for use in the diagnosis and treatment of cardiovascular diseases which is considered to be one segment line of business. The Company manufactures its products in plants located in the United States, The Netherlands and in Ireland. The Company has export sales to dealers and has direct sales forces in the United States and Western Europe (see Note 11).  The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

Use of Estimates in Preparing Financial Statements–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation–The consolidated financial statements include those of the Company, including its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Receivables–The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of its ability to collect individual outstanding balances.

Revenue Recognition– The Company sells its single-use disposable medical products through a direct sales force in the U.S., France, Germany, United Kingdom, The Netherlands, Ireland, Ireland and Belgium, and through its OEM relationships, custom packers and independent distributors in other international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. The Company has certain written agreements with group purchasing organizations to sell its products to participating hospitals. These agreements have destination shipping terms which require the Company to defer the recognition of a sale until the product has arrived at the participating hospitals. The Company reserves for sales returns for defective products (i.e. warranty liability) as a reduction in revenue, based on its historical experience. The Company also offers sales rebates and discounts to purchasing groups.  These reserves are recorded as a reduction in revenue and are not material to the Company’s consolidated statements of operation for the years ended December 31, 2005, 2004 and 2003.

Shipping and Handling–The Company bills its customers for shipping and handling charges, which are included in total revenues for the applicable period and the corresponding shipping and handling expense is reported in cost of goods sold.

Inventories–The Company values its inventories at the lower of cost, determined on a first-in, first-out method, or market value. Market value for raw materials is based on replacement costs. Inventory costs include material, labor costs, and manufacturing overhead. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

Income Taxes–The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.  In addition, the Company accrues for Income Tax Contingencies in accordance with SFAS No. 5 Accounting for Contingencies, when applicable.

Intangible Assets–Goodwill is tested for impairment on an annual basis as of July 1, or when impairment indicators arise.  The Company uses a fair-value-based approach to test for impairment.  No impairment of goodwill has been identified during any of the periods presented.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exits.  All of the Company’s intangible assets are subject to amortization.  No impairments of intangibles assets have been identified during any of the periods presented. Intangible assets are depreciated over a straight line basis over the following useful lives:

Patents	17 years
Trademarks	10 years
License agreements	10 to 15 years
Foam technology	10 years
Customer list and royalty income	5 years

Long-Lived Assets–The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2005, 2004 and 2003.

Property and Equipment–Property and equipment is stated at the historical cost of construction or purchase. Construction costs include payroll-related costs and interest capitalized during construction. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or life of the leasehold improvements. Construction-in-process consists of various production equipment being constructed internally and externally.  During 2004, construction-in-process consisted of a 140,000 square foot facility being built at the Company’s headquarters in South Jordan, Utah and the related purchase of various production equipment. This building was completed in September of 2005.  Assets in construction-in-process will commence depreciating once the asset has been placed in service. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Automobiles	4 years
Manufacturing equipment	5 to 20 years
Furniture and fixtures	3 to 10 years
Land improvements	10 to 20 years
Leasehold improvements	4 to 25 years

Deferred Compensation–The Company has a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. The Company has established a rabbi trust to finance obligations under the Plan with corporate-owned variable life insurance contracts.  The related cash surrender value on such contracts is included in “Other assets” in the Company’s consolidated balance sheets. The cash surrender value totaled approximately $2,247,000 and $1,798,000 as of December 31, 2005 and 2004, respectively. The Company has recorded a “Deferred Compensation Payable” of $2,363,000 and $1,702,000 at December 31, 2005 and 2004, respectively, to reflect its liability to its employees under this plan.

Deferred Credits–Deferred credits consist of grant money received from the Irish government and deferred gains on sales leaseback transactions. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees. Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property. Deferred gains on sales leaseback transactions are amortized as a reduction of rent expense over periods ranging from 6 to 10 years.

Research and Development–Research and development costs are expensed as incurred.

Stockholders’ Equity– On July 31, 2003, the Company’s Board of Directors approved a four-for-three stock split of the Company’s common stock effective August 15, 2003, for stockholders of record as of August 11, 2003. On November 19, 2003, the Company’s Board of Directors approved a four-for-three stock split of the Company’s common stock effective December 3, 2003, for stockholders of record as of November 28, 2003. All historical share and per share amounts have been restated to reflect these stock splits.

Earnings per Common Share–Net income per common share is computed by both the basic method, which uses the weighted average number of the Company’s common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

Financial Instruments–The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Stock-Based Compensation–The Company accounts for its stock-based compensation under the intrinsic value outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation cost has been recognized for its stock compensation arrangements. If the compensation cost for the Company’s compensation plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per common and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003

Net income—as reported	$15,778	$17,932	$17,295
Compensation cost under fair value-based accounting method—net of tax	5,201	4,373	2,957

Net income—pro forma	$10,577	$13,559	$14,338

Net income per common share:
Basic:
As reported	$0.59	$0.68	$0.68
Pro forma	0.39	0.52	0.56

Diluted:
As reported	0.57	0.65	0.64
Pro forma	0.38	0.49	0.53

In applying the Black-Scholes methodology to the option grants, the Company used the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.31% - 4.36%	2.96% - 3.68%	2.32% - 3.23%
Expected option life	2.5 years	2.5 years	5 years
Expected price volatility	43.23% - 46.28%	47.54%	63.81%

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.  On February 3, 2005, we accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation cost for the twelve months ended December 31, 2005 by approximately $3.2 million, net of tax.

Statements of Cash Flows–For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk–Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash and cash equivalents and accounts receivable. The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s single largest customer approximated 6% of total sales for the year ended December 31, 2005, and approximately 7% of sales for the years ended December 31, 2004 and 2003.

Foreign Currency–The financial statements of the Company’s foreign subsidiaries are measured using local currencies as the functional currency, with the exception of Ireland, which uses the U.S. Dollars as its functional currency. Assets and liabilities are translated into United States Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.

Foreign currency transactions denominated in a currency other than the entity’s functional currency are included in determining net income for the period. Such foreign currency transaction gains and losses have not been significant.

Foreign Currency Forward Contracts–At December 31, 2005, the Company had a net exposure (representing the difference between Euro and Great Britain Pound (“GBP”) denominated receivables and Euro denominated payables) of approximately 1.7 million Euros and 295, 000 GBPs. In order to partially offset such risks at November 30, 2005, the Company entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 1.7 Euros and notional amount of 295,000 GBPs. The Company enters into similar transactions at various times during the year to partially offset exchange rate risks it bears throughout the year. The Company does not purchase or hold derivative financial instruments for speculative or trading purposes. These contracts are marked to market at each month-end. During the year ended December 31, 2005 and 2004, the Company recorded a net gain/(loss) of approximately $4,000 and ($8,000), respectively, on these forward contracts. As of December 31, 2005 and 2004, the fair value of the open forward Euro and GBP contract was a net gain/(loss) of approximately $4,000 and ($8,000), respectively.

Accumulated Other Comprehensive Loss–Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

Recently Issued Financial Accounting Standards–In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award.  SFAS No. 123R also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.  Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award.  The Company intends to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The Company anticipates that the impact of adopting SFAS No. 123R on grants unvested prior to January 1, 2006 will reduce operating income by approximately $1.5 million.    We are currently evaluating to what extent its equity instruments will be used in the future for employee compensation; therefore, the full impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.6, $2.8 and $4.7 in 2005, 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted the provisions of SFAS No. 151 during the fourth quarter of 2005.  The adoption of this pronouncement did not have a material effect on the Company’s financial statements. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities (see note 14).

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. On January 1, 2005 the Company adopted the provisions of FAS 109-1.  The adoption of FAS 109-1 did not have a material impact on the financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“the Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company adopted the provisions of FAS 109-2 during the fourth quarter of 2005.  The adoption of this pronouncement did not have a material effect the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20 and FASB Statement No. 3.  FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  Management will implement the requirements of SFAS No. 154 after its effective date, as applicable.

Reclassifications–Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company determined that certain of its liabilities associated with the acquisition of property, plant and equipment were erroneously reflected as cash inflows from operating activities and cash outflows from investing activities.  Management has concluded that the error was not material to the Company’s consolidated financial statements, and accordingly the 2004 presentation has been revised by reducing net cash from operating activities and net cash used for investing activities by approximately $3.6 million.  In addition, certain other amounts have been reclassified in the prior year’s financial statements to conform to the current year’s presentation.

2.       ACQUISITIONS

On November 17, 2004, the Company acquired all of the assets and assumed certain liabilities of MedSource Packaging Concepts LLC (“MedSource”), a privately-held Virginia corporation, for a purchase price of $1,464,409, consisting of $812,516 cash, 100,000 warrants issued at a fair value of $323,170 and the assumption of liabilities in the amount of $328,723. This acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The excess of the purchase price over the fair value of tangible and identifiable intangible assets of $805,381 was allocated to goodwill. The 100,000 warrants issued to MedSource were issued at a price of $10.13, with immediate vesting, subject to their registration with the Securities and Exchange Commission.  The fair value of these warrants was calculated using the Black-Scholes model based on the assumptions outlined in Footnote 1 of these financial statements.  MedSource was a packager of custom procedure trays with sterile and non-sterile medical devices for use in the medical industry. The operating results of the operations acquired from MedSource have been included in the Company’s consolidated statements of operations from the date of acquisition.

On March 11, 2005, the Company acquired substantially all of the assets of Sub-Q (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.   The purchase price was allocated between fixed assets for $135,815, other intangibles (know-how and formulas) for $450,000, and goodwill for $499,970. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142.   Sub-Q is a Delaware corporation, formed in June of 1998, and located in San Clemente, California.  Sub-Q was involved in the development, manufacture and marketing of vascular sealing devices.  In addition, Sub-Q was developing proprietary gel foam products that may be used as an embolic and/or to stop bleeding in many areas of health care including, among others, interventional cardiology and radiology, wound care, gynecology, emergency room procedures and surgery.  With the purchase of the Sub-Q assets, the Company plans to develop proprietary products to be used in interventional cardiology and radiology and, potentially, for additional medical applications.

On December 30, 2005, the Company acquired all of the issued and outstanding capital stock of MCTec Holding B.V, a Dutch company located in Venlo, The Netherlands from Angiotech Pharmaceuticals, Inc. for approximately $2.4 million in cash, net of cash acquired of $741,046.  MCTec Holding B.V. is the sole shareholder of MCTec B.V., a Dutch entity primarily involved in the coating of wires and tubings for medical devices.   The purchase price was allocated between tangible and intangible assets and liabilities assumed based on their estimated fair values.   Net tangible assets and liabilities assumed totaled $1,556,090 and $370,955, respectively.    The Company recorded goodwill for $345,356,   Other identifiable assets include a customer list and royalty agreements with fair values of approximately $645,389 and $242,761, respectively, both of which will be amortized over five years.

Proforma consolidated financial results for the acquisitions discussed above have not been included in the Company’s consolidated financial results because their effect would not be material.

3.       INVENTORIES

Inventories consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Finished goods	$16,259	$12,080
Work-in-process	3,832	3,643
Raw materials	11,989	7,373

Total	$32,080	$23,096

4.       INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2005 and 2004 (in thousands):

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents, net	$2,478	$(737)	$1,741
License agreements, net	641	(478)	163
Trademark, net	368	(234)	134
Foam technology	450	(34)	416
Customer list	645		645
Royalty agreements	243		243
Total	$4,825	$(1,483)	$3,342

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents, net	$2,309	$(701)	$1,608
License agreements, net	641	(451)	190
Trademark, net	372	(180)	192
Foam Technology
Total	$3,322	$(1,332)	$1,990

Aggregate amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately $202,000, $184,000, and $158,000, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

Year ending December 31:
2006	$207
2007	206
2008	203
2009	190
2010	184

5.       INCOME TAXES

Following is a summary of income before income taxes of US and foreign operations (in thousands):

	2005	2004	2003

Domestic	$20,525	$26,666	$26,337
Foreign	3,375	1,340	685

Total	$23,900	$28,006	$27,022

The components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003

Current expense:
Federal	$4,465	$8,486	$7,993
State	641	1,277	1,200
Foreign	442	359	104

	5,548	10,122	9,297

Deferred (benefit) expense:
Federal	2,141	(120)	389
State	368	(2)	48
Foreign	65	74	(7)

	2,574	(48)	430

Total	$8,122	$10,074	$9,727

Income tax expense differs from amounts computed by applying the statutory Federal rate of 35.0 percent to pretax income as follows (in thousands):

	2005	2004	2003

Computed federal income tax expense at statutory rate of 35%	$8,365	$9,802	$9,458
State income taxes	635	843	811
Tax credits	(113)	(88)	(375)
Extraterritorial income exclusion tax benefit and production activity deduction	(483)	(372)	(298)
Income of subsidiaries recorded at foreign tax rates	(673)	(226)	(93)
Tax-exempt interest income	(75)
Other—including the effect of graduated rates	466	115	224

Total income tax expense	$8,122	$10,074	$9,727

Deferred income tax assets and liabilities at December 31, 2005 and 2004 consisted of the following temporary differences and carry-forward items (in thousands):

	Current		Long-Term
	2005	2004	2005	2004
Deferred income tax assets:
Allowance for uncollectible accounts receivable	$303	$291	$	$—
Accrued compensation expense	454	430	856	800
Inventory capitalization for tax purposes	266	99
Inventory obsolescence reserve	368	563
Tax credit carry-forwards			53	77
Net operating loss carry-forwards	23	56	153	358
Deferred revenue			106
Other	459	354	353	271

Total deferred income tax assets	1,873	1,793	1,521	1,506

Deferred income tax liabilities:
Prepaid expenses	(2,900)	(1,872)
Property and equipment			(5,443)	(4,013)
Intangible assets			(219)	(73)
Other	(86)	(92)	(25)

Net	$(1,113)	$(171)	$(4,166)	$(2,580)

Reported as:
Deferred income tax asset	28	56
Deferred income tax liability	(1,141)	(227)	(4,166)	(2,580)
Net	$(1,113)	$(171)	$(4,166)	$(2,580)

The current deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely in operations outside the United States, in accordance with APB No. 23. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of December 31, 2005, the Company has net operating loss carry-forwards for U.S. federal income tax reporting purposes totaling $438,000 and will expire in 2024 if not utilized. The Company has not provided for a valuation allowance for its operating loss carry-forwards based on tax strategies that could be implemented if needed to ensure that the carry-forwards are realized.

The Company has state research and development tax credit carry-forwards of approximately $53,000 that begin to expire in 2020.  In addition, the Company accrues for Income Tax Contingencies in accordance with SFAS No. 5 Accounting for Contingencies, when applicable.

6.       ACCRUED EXPENSES

The Company’s accrued expenses consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Payroll taxes	$540	$516
Payroll	2,275	1,926
Bonuses	1,113	2,004
Commissions	488	418
Vacation	1,633	1,536
Other accrued expenses	2,500	2,067

Total	$8,549	$8,467

7.       REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility–The Company maintains a long-term revolving credit facility (the “Facility”) with a bank, which enables the Company to borrow funds at variable interest rates. The Facility was voluntarily reduced to $500,000 in August 2002. The Facility expires on June 30, 2006. There were no outstanding borrowings on the Facility at December 31, 2005 and 2004. Under the terms of the Facility, among other things, the Company is required to maintain a ratio of total liabilities to tangible net worth not to exceed 2.0 to 1.0, maintain a ratio of current assets to current liabilities of at least 1.5 to 1.0, maintain minimum working capital of $25,000,000, and is restricted from paying dividends to shareholders. For the years ended December 31, 2005 and 2004, management of the Company believes the Company was in compliance with all debt covenants. The Facility is collateralized by trade receivables, inventories, property and equipment, and intangible assets.

Long-term Debt–Long-term debt consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Capital lease obligations (see note 8)	$4	$12
Less current portion	(2)	(7)

Long-term portion	$2	$5

Scheduled maturities of long-term debt at December 31, 2005 were as follows (in thousands):

Capital Leases
Year ending December 31:
2006	2
2007	1
2008	1

Total	$4

8.       COMMITMENTS AND CONTINGENCIES

Leases–The Company has non-cancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for five years and have renewal options of one to five years. The terms of the leases for equipment range from five to seven years. Total rental expense on these operating leases and on the Company’s manufacturing and office building (see below) for the years ended December 31, 2005, 2004  and 2003 approximated $3,424,000, $2,622,000 and $2,568,000, respectively.

In June 1993, the Company entered into a 25-year lease agreement with a developer for a manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after ten years and, if not exercised, after 25 years. In connection with this lease agreement, in 1993 the Company sold to the developer ten acres of land on which the building was constructed. The $166,136 gain on the sale of the land has been recorded as a deferred credit and is being amortized as a reduction of rent expense over ten years. In connection with the lease agreement, the Company issued to the developer warrants to purchase 431,836 shares of the Company’s common stock at $1.78 per share subject to carrying cost increases of 3% per year. These warrants were exercised in January 2003 with total proceeds to the Company of approximately $950,000.

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

The future minimum lease payments for operating leases as of December 31, 2005 are as follows (in thousands):

Operating Leases

Year ending December 31:
2006	$2,773
2007	2,186
2008	1,782
2009	1,736
2010	1,729
Thereafter	15,089

Total minimum lease payments	$25,295

Irish Government Development Agency Grants–Through December 31, 2003, the Company had entered into several grant agreements with the Irish Government Development Agency of which approximately $-0- remained in receivables at both December 31, 2005 and 2004. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2005, 2004, and 2003 in the amounts of approximately $-0-, $13,000 and $-0-, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property. The balance of deferred credits related to such grants as of December 31, 2005 and 2004 are approximately $2,404,000 and $2,591,000, respectively. During 2005, 2004, and 2003, approximately $186,000, $238,000, and $229,000, respectively, of the deferred credit was amortized as a reduction of operating expenses. There is a commitment to repay the Irish government grants received if the Company were to cease production in Ireland within ten years of the receipt of the last government payment. Management does not believe it will ever have to repay any of these grant monies. As of December 31, 2005, the total amount of grants that could be subject to refund was approximately $4.2 million.

Preferred Share Purchase Rights–In August 1997, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock outstanding on August 27, 1997.  Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40, subject to adjustments, in the event a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s common stock. Until such an event, the Rights are not exercisable and are transferable with the common stock and may be redeemed at a price of $.0001 per Right.  As of December 31, 2005, there are approximately 20,300,000 preferred share purchase rights outstanding.

Litigation–In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company’s financial position or results of operations. During 2004 and 2003, the Company recorded a gain of $100,000 and $475,000, respectively, from the settlement of a legal dispute which amount is included in other income.

9.       EARNINGS PER COMMON SHARE (EPS)

The following table sets forth the computation of shares outstanding and the basic and diluted earnings per common share (in thousands except per share data):

	Net Income	Shares	Per Share Amount
Year ended December 31, 2005:
Basic EPS	$15,778	26,848	$0.59
Effect of dilutive stock options and warrants		999

Diluted EPS	$15,778	27,847	$0.57

Year ended December 31, 2004:
Basic EPS	$17,932	26,301	$0.68
Effect of dilutive stock options and warrants		1,390

Diluted EPS	$17,932	27,691	$0.65

Year ended December 31, 2003:
Basic EPS	$17,295	25,401	$0.68
Effect of dilutive stock options and warrants		1,633

Diluted EPS	$17,295	27,034	$0.64

For the years ended December 31, 2005, 2004 and 2003 approximately 1,338,000, 769,000 and 449,000, respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

10.     EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

The Company offers to its employees an Employee Stock Purchase Plan (“ESPP”) which allows the employee on a quarterly basis to purchase shares of the Company’s common stock at the lesser of 85% of the market value on the offering commencement date or offering termination date. The Company has a qualified and a non-qualified ESPP, which expire on June 30, 2006. The total number of shares available to employees to purchase under the qualified plan is 1,194,444, of which 866,444 shares have been purchased as of December 31, 2005. The total number of shares available to employees to purchase under the non-qualified plan is 194,444, of which 87,589 shares have been purchased as of December 31, 2005.

The Company has a long-term incentive plan which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights. The maximum number of shares of common stock for which options may be granted is 11,111,111. Options may be granted to directors, officers, outside consultants and key employees of the Company and may be granted upon such terms and such conditions as the Compensation Committee of the Company’s Board of Directors in its sole discretion shall determine. Options vest either 20% per year over a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. The Company also has options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, shall the exercise price be less than the fair market value on the date of grant. Under a provision of the Company’s stock incentive plan, participants are allowed to surrender mature shares of the Company’s common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of the Company’s common stock on the date of exercise by the participant.

Changes in stock options and warrants for the years ended December 31, 2005, 2004 and 2003 were as follows (shares in thousands):

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

2005:
Granted	775	$13.13
Exercised	670	4.71
Forfeited/expired	188	9.83
Outstanding at December 31	4,288	10.67	100	10.13
Exercisable	3,476	11.40	100	10.13

Weighted average fair value of options granted during year		$4.09

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$3.14

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

2004:
Granted	812	$14.63	100	$10.13
Exercised	479	3.82
Forfeited/expired	150	9.56
Outstanding at December 31	4,371	9.28	100	10.13
Exercisable	2,674	9.36	100	10.13

Weighted average fair value of options granted during year		$4.54		$3.23

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$2.52

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

2003:
Granted	1,532	$13.33
Exercised	976	2.84	431,836	$2.19
Forfeited/expired	50	5.66
Outstanding at December 31	4,188	7.63
Exercisable	1,530	5.67

Weighted average fair value of options granted during year		$7.46

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$2.67

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.07—$7.61	1,441	5.55	$4.86	1,077	$4.93
$8.86—$12.14	1,518	8.15	10.70	1,074	11.08
$13.81—$17.99	926	8.94	14.86	922	14.86
$21.67—$21.67	403	7.95	21.67	403	21.67

$2.07—$21.67	4,288	7.43	$10.67	3,476	$11.40

11.     SEGMENT REPORTING AND FOREIGN OPERATIONS

During the years ended December 31, 2005, 2004 and 2003, the Company had foreign sales of approximately $45,317,000, $37,522,000 and $34,263,000 or approximately 27%, 25% and 25%, respectively, of total sales, primarily in Japan, Germany, France and the United Kingdom. Foreign sales are attributed based on location of the customer receiving the product.

The Company operates primarily in one segment in which it develops, manufactures and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in The Netherlands, and sales subsidiaries in Europe. The following is a summary of how the Company managed and reported its worldwide operations for fiscal years 2005, 2004 and 2003 (in thousands):

	Sales to Unaffiliated Customers	Transfers Between Geographic Areas	Net Sales	Identifiable Assets

Fiscal year ended
December 31, 2005:
United States, Canada and international distributors	$139,178	$2,148	$141,326	$135,508
Europe direct and European distributors	27,407	14,549	41,956	26,739
Eliminations		(16,697)	(16,697)

Consolidated	$166,585	$—	$166,585	$162,247

Fiscal year ended
December 31, 2004:
United States, Canada and international distributors	$126,537	$2,244	$128,781	$114,038
Europe direct and European distributors	24,861	11,826	36,687	25,839
Eliminations		(14,070)	(14,070)

Consolidated	$151,398	$—	$151,398	$139,877

Fiscal year ended
December 31, 2003:
United States, Canada and international distributors	$115,847	$1,891	$117,738	$88,877
Europe direct and European distributors	20,106	9,374	$29,480	18,424
Eliminations		(11,265)	$(11,265)

Consolidated	$135,953	$—	$135,953	$107,301

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

Following is a summary of the Company’s long-lived assets by geographic area (in thousands):

	2005	2004

United States	$70,413	$38,337
Ireland	14,765	14,098
Other foreign countries	440	57

Total	$85,618	$52,492

12.     ROYALTY AGREEMENTS

Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. The license agreement will terminate upon the expiration or invalidation of the last related patents, which will expire in August 2008. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 were paid or accrued in each of the years ended December 31, 2005, 2004 and 2003.

During 2002, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, which will not exceed $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2005.

13.     EMPLOYEE BENEFIT PLAN

The Company has a contributory 401(k) savings and profit sharing plan (the “Plan”) covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees’ compensation. Contributions made by the Company to the Plan for the years ended December 31, 2005, 2004 and 2003 totaled approximately $698,000, $692,000 and $629,000, respectively.

14.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2005

Net sales	$40,274	$42,405	$41,224	$42,682
Gross profit	17,461	18,260	16,802	16,569
Income from operations	6,207	7,187	5,004	5,123
Income tax expense	2,294	2,629	1,763	1,436
Net income	4,074	4,681	3,327	3,696
Basic earnings per common share	0.15	0.18	0.12	0.14
Diluted earnings per common share	0.15	0.17	0.12	0.13

2004

Net sales	$37,663	$38,921	$35,475	$39,339
Gross profit	16,433	18,009	15,792	17,256
Income from operations	6,706	7,940	6,126	6,568
Income tax expense	2,537	3,009	2,040	2,488
Net income	4,376	5,071	4,189	4,296
Basic earnings per common share	0.17	0.19	0.16	0.16
Diluted earnings per common share	0.16	0.18	0.15	0.16

2003

Net sales	$31,741	$34,577	$34,507	$35,128
Gross profit	13,271	15,181	15,977	16,294
Income from operations	5,291	6,534	7,084	7,228
Income tax expense	2,082	2,404	2,557	2,685
Net income	3,752	4,205	4,652	4,686
Basic earnings per common share	0.15	0.17	0.18	0.18
Diluted earnings per common share	0.14	0.16	0.17	0.17

During the fourth quarter ended December 31, 2005, the Company adopted SFAS No. 151, Inventory Costs and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

During the fourth quarter ended December 31, 2004, the Company accrued severance costs totaling approximately $663,000 related to the termination of employment of certain employees.

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

Merit’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. Management excluded from their assessment the internal control over financial reporting at MCTec Holdings B.V. which was acquired on December 30, 2005, and whose financial statements reflect total assets constituting approximately two percent of the related consolidated financial statement amounts as of December 31, 2005. In making this assessment, Merit’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on those criteria and management’s assessment, the Company believes that, as of December 31, 2005, Merit’s internal control over financial reporting is effective.

Merit’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Merit Medical Systems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at MCTec Holdings B.V. (“MCTec”) which was acquired on December 30, 2005, and whose financial statements reflect total assets constituting approximately two percent of the related consolidated financial statement amounts as of December 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting at MCTec.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Salt Lake City, Utah
March 1, 2006

PART III

Items 10, 11, 12, 13 and 14.

These items are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2006.  The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8–K.

(a)           Documents filed as part of this report:

(1)  Financial Statements.  The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

•	Report of Independent Registered Public Accounting Firm – Internal Control

•	Report of Independent Registered Public Accounting Firm – Financial Statements

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

• Schedule II - Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs Expenses (a)	Deduction (c)	Balance at End of Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2003	(476)	(323)	50	(749)
2004	(749)	(114)	134	(729)
2005	(729)	(83)	45	(767)

(a)   The Company records a bad debt provision based upon historical experience and a review of individual customer balances.

(c)   When an individual customer balance becomes impaired and is deemed uncollectible a deduction is made against the allowance for uncollectible accounts.

Description	Balance at Beginning of Year	Additions Charged to Costs Expenses (b)	Deductions(d)	Balance at End of Year

RESERVE FOR INVENTORY OBSOLESCENCE:

2003	(2,768)	(932)	1,323	(2,377)
2004	(2,377)	(692)	760	(2,309)
2005	(2,309)	(139)	740	(1,708)

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

(b)           none

(c)           Exhibits:

The following exhibits required by Item 601 of Regulation S–K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.
3.1	Articles of Incorporation of the Company, as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]

3.2	Bylaws of the Company*	[Form S-18 filed October 19, 1989, Exhibit No. 2]

4	Specimen Certificate of the Company’s Common Stock, no par value*	[Form S-18 filed October 19, 1989, Exhibit No. 10]

4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]

4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]

4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]

4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]

10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*	[Form 10-Q filed August 14, 1996, Exhibit No. 2]

10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991*	[Form S-1 filed February 14, 1992, Exhibit No. 8]

10.3	License Agreement, dated April 8, 1992 between the Company and Utah Medical Products, Inc.*	[Form S-1 filed February 14, 1992, Exhibit No. 5]

10.4	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10-K for year ended December 31, 1994, Exhibit No. 10.4]

10.5	Amended and Restated Loan Agreement with Zion’s First National Bank dated August 11, 1999*	[Form 10-K for year ended December 31, 1995, Exhibit No. 10.5

10.6	Amendment to Loan Agreement with Zion’s First National Bank 3/11/2002*	Form 10-K for year ended December 31, 2000, Exhibit No. 10.6]

10.7	Fifth Amendment to Loan Agreement with Zion’s First National Bank Date November 15, 2002*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.7]

10.8	Employment agreement between the Company and Fred P. Lampropoulos*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.8]

10.9	Employment agreement between the Company and Kent W. Stanger*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.9]

10.10	Employment agreement between the Company and B. Leigh Weintraub*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.10]

10.11	Employment agreement between the Company and Brian Ferrand*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.11]

10.12	Amended and Restated Deferred Compensation plan*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]

10.13	Purchase agreement dated November 17, 2004 between the Company and MedSource Packaging Concepts LLC*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.13]

10.14	Severance Agreement dated October 18, 2004 between the Company and Brian Ferrand*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.14]

10.15	Severance Agreement dated August 1, 2005 between the Company and Bryan Lampropoulos*	[Form 10-Q for quarter ended September 30, 2005, Exhibit No. 10.15]

21	Subsidiaries Of Merit Medical Systems, Inc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

*     These exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/: FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2006.  In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos

/s/: KENT W. STANGER	Chief Financial Officer, Secretary, Treasurer and
Kent W. Stanger	Director (Principal financial and accounting officer)

/s/: RICHARD W. EDELMAN	Director
Richard W. Edelman

/s/: REX C. BEAN	Director
Rex C. Bean

/s/: JAMES J. ELLIS	Director
James J. Ellis

/s/: MICHAEL E. STILLABOWER	Director
Michael E. Stillabower

/s/ FRANKLIN J. MILLER	Director
Franklin J. Miller