Form 10-Q
period 2006-03-31
MERIT MEDICAL SYSTEMS INC
filed 2006-05-10
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,226,626
Title or class	Number of Shares
Outstanding at May 1, 2006

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(In Thousands - Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,014	$4,645
Trade receivables - less allowances of $400 and $767, respectively	22,672	25,433
Employee receivables	116	116
Other receivables	252	108
Inventories	33,607	32,080
Prepaid expenses and other assets	1,086	1,023
Deferred income tax assets	24	28
Income tax refunds receivable	22	977

Total current assets	66,793	64,410

PROPERTY AND EQUIPMENT:
Land and land improvements	6,235	6,232
Building	42,487	42,283
Manufacturing equipment	48,164	46,457
Furniture and fixtures	16,367	16,255
Leasehold improvements	6,694	6,658
Construction-in-progress	8,270	7,374

Total	128,217	125,259
Less accumulated depreciation and amortization	(41,383)	(39,641)

Property and equipment—net	86,834	85,618

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,580 and $1,483, respectively	3,320	3,342
Goodwill	6,470	6,415
Other assets	2,552	2,363
Deferred income tax assets	6
Deposits	99	99

Total other assets	12,447	12,219

TOTAL ASSETS	$166,074	$162,247

See notes to consolidated financial statements.

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1	$2
Trade payables	10,427	10,254
Accrued expenses	8,549	8,549
Advances from employees	227	316
Deferred income tax liabilities	568	1,141
Income taxes payable	1,223	455

Total current liabilities	20,995	20,717

DEFERRED INCOME TAX LIABILITIES	4,144	4,166

LONG-TERM DEBT	4	2

DEFERRED COMPENSATION PAYABLE	2,588	2,363

DEFERRED CREDITS	2,370	2,415

OTHER LONG-TERM OBLIGATION	87	100

Total liabilities	30,188	29,763

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2006, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,217 and 27,163 shares issued at March 31, 2006 and December 31 2005, respectively	49,163	48,198
Retained earnings	87,069	84,668
Accumulated other comprehensive loss	(346)	(382)

Total stockholders’ equity	135,886	132,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,074	$162,247

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31,  2006 AND 2005

(In Thousands, Except Share Data, and Unaudited)

	Three Months Ended
	March 31,
	2006	2005

NET SALES	$45,040	$40,274

COST OF SALES	27,990	22,813

GROSS PROFIT	17,050	17,461

OPERATING EXPENSES:
Selling, general, and administrative	11,238	9,707
Research and development	2,078	1,547

Total operating expenses	13,316	11,254

INCOME FROM OPERATIONS	3,734	6,207

OTHER INCOME (EXPENSE):
Interest income	46	182
Other income (exepense)	(28)	(21)

Other income - net	18	161

INCOME BEFORE INCOME TAXES	3,752	6,368

INCOME TAX EXPENSE	1,351	2,294

NET INCOME	$2,401	$4,074

EARNINGS PER COMMON SHARE:
Basic	$.09	$.15
Diluted	$.09	$.15

AVERAGE COMMON SHARES:
Basic	27,195,671	26,506,733
Diluted	28,092,099	27,598,050

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands - Unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,401	$4,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,963	1,213
Losses on sales and abandonment of equipment	29
Bad debt expense	24	32
Write-off of certain patents and trademarks	40	14
Amortization of deferred credits	(45)	(54)
Deferred income taxes	(599)	73
Stock-based compensation	390
Excess tax benefits for stock-based compensation		36
Changes in operating assets and liabilities net of effects from acquisition:
Trade receivables	2,813	(852)
Employee receivables	3	(20)
Other receivables	(137)	(26)
Income tax refunds receivable	955
Inventories	(1,581)	(1,327)
Prepaid expenses and other assets	(60)	57
Deposits		(1)
Trade payables	537	(177)
Accrued expenses	(33)	(800)
Advances from employees	(91)	(75)
Income taxes payable	755	964
Other long-term obligation	(12)	137

Total adjustments	4,951	(806)

Net cash provided by operating activities	7,352	3,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(3,518)	(7,923)
Patents and trademarks	(96)	(84)
Increase in cash surrender value of life insurance contracts	(188)	(34)
Proceeds from the sales of equipment	8
Cash paid in acquisition		(67)

Net cash used in investing activities	(3,794)	(8,108)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In Thousands - Unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$407	$292
Principal payments on long-term debt		(2)
Increase in deferred compensation payable	224	216
Excess tax benefits from stock-based compensation	169

Net cash provided by financing activities	800	506

EFFECT OF EXCHANGE RATES ON CASH	11	(86)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,369	(4,420)

CASH AND CASH EQUIVALENTS:
Beginning of period	4,645	33,037

End of period	$9,014	$28,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$2	$5

Income taxes	$36	$1,221

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                  During the three months ended March 31, 2005, we acquired substantially all of the assets of Sub-Q, Inc. (“Sub-Q”) (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,067,062, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price.   The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles for $750,000 and goodwill for $142,859.

•                  As of March 31, 2006 and 2005, $1.2 million and $5.8 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2006 and 2005 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2006, and our results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Subsequent to the issuance of our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, we determined that certain liabilities associated with our acquisition of properties, plant and equipment were erroneously reflected as cash inflows for operating activities and cash outflows of investing activities.  Management has concluded that the error was not material to our financial statements, and accordingly the prior period presentation has been revised by reducing net cash from operating activities and net cash used for investing activities by approximately $1.8 million.  In addition, certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Finished goods	$16,537	$16,259
Work-in-process	5,767	3,832
Raw materials	11,303	11,989

Total	$33,607	$32,080

3.  Reporting Comprehensive Income.  Comprehensive income for the three months ended March 31, 2006 and 2005 consisted of net income and foreign currency translation adjustments.  As of March 31, 2006 and December 31, 2005, the cumulative effect of such adjustments reduced stockholders’ equity by $345,688 and $381,784, respectively.  Comprehensive income for the three-month periods ended March 31, 2006 and 2005 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$2,401	$4,074
Foreign currency translation	36	(11)
Comprehensive income	$2,437	$4,063

4. Stock-based Compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R,  Share-Based Payment,  (“SFAS No. 123R”).  We adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.   Under this transition method, stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments not yet vested as of January 1 2006 based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123.   In addition, this transition method requires any share-based payments granted after January 1, 2006, be accounted in accordance with the provisions of SFAS No. 123R.

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $390,000 ($116,000 in cost of goods sold, $48,000 in research and development and $226,000 in selling, general and administrative expense). We recognize stock-based compensation expense (net of a forfeiture rate) for only those awards expected to vest on a straight-line basis over the requisite service period.  We estimated the forfeiture rate based on our historical experience and expectations about future forfeitures.  The stock-based compensation expense associated with our adoption of SFAS No. 123R reduced net operating income for the three months ended March 31, 2006 by $390,000, decreased net income by $250,000, and reduced basic earnings per share by $.01 per share.  The diluted earnings per share calculation for the first quarter of 2006, was affected by stock-based compensation; however, the effect was less than $.01 per share.  As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.9 million and is expected to be recognized over a weighted average period of 1.4 years.  The total income tax benefit related to share-based compensation for the first quarter of 2006 which is recorded in capital in excess of par value was $169,000 and was shown as a cash flow from financing activities in our cash flow statement.

Our stock-based compensation primarily consists of the following plans:

Employee Stock Purchase Plan:  Prior to January 1, 2006, the Merit Medical Systems, Inc. 1996 Employee Stock Purchase Plan (“ESPP”) permitted participants to purchase shares on a quarterly basis at the lesser of 85% of the market value on the offering commencement date or offering termination date.   In October 2005, our Board of Directors amended the ESPP, effective January 1, 2006, adjusting the per-share price that participants pay for shares of common stock purchased under the ESPP to be equal to 95% of the market price of the common stock at the end of the applicable offering period.   This amendment was adopted in response to the adoption of SFAS No. 123R in an effort to eliminate our stock-based compensation expense related to ESPP grants.

Stock Options: We have a long-term incentive plan which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights. Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors in their sole discretion shall determine. Options typically vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. We also have options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, may the exercise price be less than the fair market value on the date of grant. Under a provision of our stock incentive plan, participants are allowed to surrender mature shares of our common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of our common stock on the date of exercise by the participant.

Prior to January 1, 2006, we accounted for stock compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25).  Accordingly, no compensation cost has been recognized for our stock compensation arrangements in our consolidated financial statements.  If the compensation cost for our compensation plans had been determined consistent with SFAS No. 123R, our net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

Three Months Ended
March 31, 2005

Net income, as reported	$4,074
Compensation cost under fair value-based accounting method, net of tax	2,380
Net income, pro forma	$1,694

Net income per common share:
Basic:
As reported	$0.15
Pro forma	0.06

Diluted:
As reported	0.15
Pro forma	0.06

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	2.32% - 5.20%
Expected option life	2.5 - 5.0 years
Expected price volatility	46.28% - 63.97%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.   We determined the expected term of the stock options using historical data.   The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life.  For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.    On February 3, 2005, Merit accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation for the three months ended March 31, 2005 by approximately $1.9 million, net of tax.  During the first quarter of 2006, no stock-based compensation grants were made.

The weighted-average estimated fair value of stock options granted during the quarter ended March 31, 2006 and 2005 was $0 and $4.43.

The table below presents information related to stock option activity for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Total intrinsic value of stock options exercised	445	95
Cash received from stock option exercises	304	112
Net income tax benefit from the exercises of stock options	169	36

Table of Contents

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

		Average	Remaining
	times	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	4,288	$10.67
Granted
Exercised	(63)	5.70
Forfeited or expired	(54)	9.54
Outstanding at March 31, 2006	4,171	$10.75	7.21	$11,771
Exercisable	3,709	$10.96	7.30	$10,372

A summary of warrant activity for the three months ended March 31, 2006 is as follows:

		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	100	$10.13
Granted
Exercised
Forfeited/expired
Outstanding at March 31, 2006	100	$10.13	8.63	$188
Exercisable	100	$10.13	8.63	$188

On November 17, 2004, we acquired all of the assets and assumed certain liabilities of MedSource Packaging Concepts LLC (“MedSource”), a privately-held Virginia corporation, for a purchase price of approximately $1,464,409, consisting of $812,516 cash, 100,000 warrants issued at a fair value of approximately $323,170 and the assumption of liabilities in the amount of approximately $328,723. The 100,000 warrants issued to MedSource were issued at a price of $10.13, with immediate vesting. The fair value of these warrants were calculated using the Black-Scholes model.

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands):

	March 31,
	2006	2005

Weighted-average shares outstanding used for calculation of net income per share-basic	27,196	26,507

Common stock equivalents	896	1,082

Total shares used for calculation of net income per share-diluted	28,092	27,589

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	1,316	1,240

6.  Acquisitions.  On March 11, 2005, Merit acquired substantially all of the assets of Sub-Q (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,067,062.  The purchase consideration included the cancellation of a $1.0 million promissory note representing funds advanced to Sub-Q during 2004. The amount of the cancelled note was applied to the purchase price.   The purchase price was preliminarily allocated between fixed assets for $174,203, other intangibles (know-how and formulas) for $750,000 and goodwill for $142,859. This acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.   Sub-Q was a Delaware corporation, formed in June of 1998, and located in San Clemente, California.  Sub-Q was involved in the development, manufacture and marketing of vascular sealing devices.  In addition, Sub-Q was developing proprietary gel foam products that may be used as an embolic and/or to stop bleeding in many areas of health care including, among others, interventional cardiology and radiology, wound care, gynecology,  emergency care, and surgery.  With the purchase of the Sub-Q assets, Merit plans to develop proprietary products to be used in interventional cardiology and radiology and, potentially, for additional medical applications.

7.  Recently Issued Accounting Standards.  In May 2005, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  On January 1, 2006 we adopted the provisions of SFAS No. 154.  The adoption of this pronouncement did not have a material impact on Merit’s consolidated financial statements for the three months ended March 31, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We elected early adoption of the provisions of SFAS No. 151 during the fourth quarter of 2005 and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

8.  Subsequent Events.   In April of 2006 we made two product acquisitions of a hemostasis valve and a safety scalpel.  The hemostasis value was acquired from Millimed A/S, a Danish company in exchange for a maximum payment of $1.5 million.   The safety scalpel was purchased from Hypoguard, a UK company in exchange for a maximum payment of $1.25 million.  We anticipate that these product acquisitions will be accounted for as  purchases  in accordance with  SFAS No. 141, Business Combinations, during the second quarter of 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” beginning on page 16 below.

Overview

For the quarter ended March 31, 2006, we reported record revenues of $45.0 million, up 12% over the three months ended March 31, 2005.

Gross profit as a percentage of sales declined to 37.9% for the first quarter of 2006, compared to 43.4% for the first quarter of 2005.  This decline resulted primarily from our incurrence of additional expenses during the second half of 2005 for new facilities and related costs (i.e. depreciation, utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, and new product launches. The decline in gross margin was also affected by an increase in procedure tray sales, which generate lower gross margins than many of our other products.  Sales of procedure trays contributed 4.4% to our total sales for the first quarter of 2006, compared to 1.6% of sales for the first quarter of 2005.

Net income decreased for the three months ended March 31, 2006 to $2.4 million, compared to $4.1 million for the three months ended March 31, 2005. When compared to the first quarter of 2005, net income for the three months ended March 31, 2006 was positively affected by increased sales volumes, and negatively affected by lower gross margins, higher research and development spending and increased selling, general and administrative expenses.

We made significant investments during 2005, including capital expenditures for the completion of new facilities designed to meet estimated production demands for future sales growth, capital expenditures associated with the purchase of a new facility in Chester, Virginia for our newly-acquired procedure tray business, expenses associated with the addition of 17 sales representatives to our U.S. domestic sales force and additional staff added to research and development to support product launches, all of which affected our net income for the first quarter of 2006.

Management believes that, despite the negative effects of these investments on net income for the first quarter of 2006, the expenses were necessary to position us for potential future growth.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Sales	100.0%	100.0%
Gross profit	37.9	43.4
Selling, general and administrative expenses	25.0	24.1
Research and development expenses	4.6	3.8
Income from operations	8.3	15.4
Other income	0.04	0.4
Net income	5.3	10.1

Sales.  Sales for the three months ended March 31, 2006 increased by 12%, or approximately $4.8 million, compared to the same period of 2005.    Merit reports sales in five product categories.  Listed below are the sales relating to these product categories the three months ended March 31, 2006 and 2005.  In order to track Merit’s changing business more clearly, management has decided to combine the custom kit and procedure tray sales, which we reported separately until December 31, 2005, into one single category:

	Three Months Ended
	March 31,
	% Change	2006	2005
Inflation devices	14%	$13,858	$12,209
Custom and procedure trays	7%	13,282	12,380
Stand-alone devices	9%	12,621	11,606
Catheters	29%	5,279	4,079
Total	12%	$45,040	$40,274

Sales growth for the first quarter of 2006, when compared to the same period of 2005, was favorably affected by a 3% increase in procedure tray business,  a 2.1% increase in sales from coatings of wires and tubing for medical devices acquired from MCTec in December of 2005, a 1.6% increase in new product sales and the remainder resulting primarily from procedural growth and market share gains.    Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.          Gross profit as a percentage of sales declined to 37.9% for the first quarter of 2006, compared to 43.4% of sales for the comparable period of 2005.    This decline resulted primarily from additions made during the second half of 2005 for new facilities and related costs (i.e. depreciation, utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, and new product launches. The decline in gross margin was also effected by an increase in procedure tray business at lower gross margins.  Sales of procedure trays contributed 4.4% to our total sales for the first quarter of 2006, compared to 1.4% of sales for the first quarter of 2005.

Operating Expenses.  Selling, general and administrative expenses increased to 25.0% of sales for the three months ended March 31, 2006, compared with 24.1% of sales for the three months ended March 31, 2005.    The increase in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2006, was due primarily the hiring of 17 additional sales people during the second half of 2006 and stock-based compensation recorded in connection with the adoption of SFAS No. 123R on January 1, 2006.  Research and development expenses increased to 4.6% of sales for the three months ended March 31, 2006, compared to 3.8% of sales when compared to the same period of 2005.  This increase was attributable to additional headcount and expenses associated with our efforts to launch new products.

Other Income.  Other income for the first quarter of 2006 was approximately $18,000, compared to other income of approximately $161,000 for the same period of 2005.  The decrease in other income during the first quarter of

2006, when compared to the same period in 2005, was primarily the result of a decrease in interest income as the result of a decrease in our cash balance.  The decrease in the cash balance for the three months ended March 31,  2006 over the corresponding period of 2005 reflected our use of cash to construct our expanded facilities in South Jordan, Utah,  to purchase a facility in Chester, Virginia, which we are using for our procedure tray business, to build an automated finished goods warehouse, and to acquire additional production equipment intended to increase our operating capacity and to introduce new products.

Income Taxes.  Our effective tax rate for the three months ended March 31, 2006 was 36.0%, compared to 36.0% which was essentially the same rate that we experienced for the same period of 2005.

Income.  During the first quarter of 2006, we reported income from operations of $3.7 million, a decrease of 40% from $6.2 million for the comparable period in 2005.  When compared to the first quarter of 2005,  net income for the quarter ended March 31, 2006 was positively affected by increased sales volumes, and negatively affected by lower gross margins, higher research and development spending and increased selling, general and administrative expenses. These factors contributed to a lower net income of $2.4 million for the three months ended March 31, 2006, compared to net income of $4.1 million for the first three months of  2005.

Liquidity and Capital Resources

Our working capital as of March 31, 2006 and December 31, 2005 was $45.8 million and $43.7 million, respectively.  The increase in working capital was, in part, the result of less cash needed to fund construction of our new facilities in South Jordan, Utah and an improvement from year end in our day’s sales outstanding (DSO) from 47 DSO at year end to 45 DSO at March 31, 2006.  As of March 31, 2006, we had a current ratio of 3.2 to 1. We had $0 outstanding under our line of credit at March 31, 2006.  We generated cash from operations for the three months ended March 31, 2006, in the amount of $7.2 million, an increase of $3.9 million over the comparable period of 2005. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. We voluntarily reduced the Facility to $500,000 in August 2002. The Facility is scheduled to expire on June 30, 2006.  We are currently in discussions with a different bank for a line of credit for $30 million, subject to a favorable credit review.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  We have also used substantial capital to finance the increase in our receivables and inventories associated with our increased sales. Our principal source of funding for these and other expenses has historically been cash generated from operations, sale of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate to conduct our current operations for the foreseeable future.

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

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to projected product expiration dates.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has historically been an accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $1.8 million as of March 31, 2006.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have written off bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $398,999 at March  31, 2006, which is in line with our historical collection experience.

Stock-Based Compensation:  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS No.123R). We adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.   Under this transition method, stock-based compensation cost recognized beginning January 1, 2006 includes, compensation cost for all share-based payments not yet vested as of January 1, 2006, based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123.   In addition, this transition method requires any share-based payments granted after January 1, 2006, be accounted in accordance with the provisions of SFAS No. 123R.

We recognize compensation cost net of a forfeiture rate and recognize the associated compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period.   No new share-based payments were granted during the first quarter of 2006, as we are currently evaluating to what extent our equity instruments will be used in the future for employee compensation.

 If we continue to grant share-based payments, reasonable judgment will be required in the determination of the fair value of share-based payment on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected term of the awards, the expected stock price volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards and an estimate of  the amount of awards that are expected to be forfeited.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the stock-based compensation expense recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.1 million, representing approximately 11.2% of aggregate revenues), for the quarter ended March 31, 2006 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended March 31, 2006, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an decrease of our gross revenues of approximately $506,000 and 0.07% in gross profit.

At March 31, 2006, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately 1.2 million and 382,000, respectively.  In order to partially offset such risks, at February 28, 2006, we entered into 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the quarter ended March  31, 2006 we recorded net gain of approximately

$4,000 on these transactions executed during the quarter ended March 31, 2006 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of March 31, 2006, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Merit.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 10, 2006	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	May 10, 2006	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER