Form 10-Q
period 2006-06-30
MERIT MEDICAL SYSTEMS INC
filed 2006-08-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Large Accelerated ☐ Filer Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Title or class	Outstanding at August 4, 2006
Common Stock	27,349,540

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In Thousands - Unaudited)

	June 30,	December 31,
ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$7,644	$4,645
Trade receivables - less allowances of $442 and $767, respectively	23,150	25,433
Employee receivables	160	116
Other receivables	553	108
Inventories	35,756	32,080
Prepaid expenses and other assets	1,695	1,023
Deferred income tax assets	28	28
Income tax refunds receivable	46	977

Total current assets	69,032	64,410

PROPERTY AND EQUIPMENT:
Land and land improvements	7,885	6,232
Building	42,533	42,283
Manufacturing equipment	50,218	46,457
Furniture and fixtures	16,941	16,255
Leasehold improvements	6,630	6,658
Construction-in-progress	8,431	7,374

Total	132,638	125,259
Less accumulated depreciation and amortization	(42,651)	(39,641)

Property and equipment—net	89,987	85,618

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,634	3,595	3,342
and $1,483, respectively
Goodwill	7,579	6,415
Other assets	2,424	2,363
Deferred income tax assets	4
Deposits	99	99

Total other assets	13,701	12,219

TOTAL ASSETS	$172,720	$162,247

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In Thousands - Unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005
CURRENT LIABILITIES:
Current portion of long-term debt	$1	$2
Trade payables	10,758	10,254
Accrued expenses	9,853	8,549
Advances from employees	273	316
Deferred income tax liabilities	720	1,141
Income taxes payable	1,448	455

Total current liabilities	23,053	20,717

DEFERRED INCOME TAX LIABILITIES	4,144	4,166

LONG-TERM DEBT	3	2

DEFERRED COMPENSATION PAYABLE	2,586	2,363

DEFERRED CREDITS	2,325	2,415

OTHER LONG-TERM OBLIGATION	75	100

Total liabilities	32,186	29,763

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of
June 30, 2006, no shares issued
Common stock—no par value; 50,000 shares
authorized; 27,308 and 27,163 shares issued
at June 30, 2006 and December 31 2005, respectively	50,179	48,198
Retained earnings	90,591	84,668
Accumulated other comprehensive loss	(236)	(382)

Total stockholders’ equity	140,534	132,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,720	$162,247

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In Thousands Except Share Data and Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$48,121	$42,405	$93,161	$82,679

COST OF SALES	29,125	24,145	57,114	46,957

GROSS PROFIT	18,996	18,260	36,047	35,722

OPERATING EXPENSES:
Selling, general, and administrative	11,301	9,326	22,539	19,033
Research and development	2,023	1,747	4,102	3,294
Impairment	196		225

Total operating expenses	13,520	11,073	26,866	22,327

INCOME FROM OPERATIONS	5,476	7,187	9,181	13,395

OTHER INCOME (EXPENSE):
Interest income	64	143	110	325
Other (expense)	(67)	(20)	(65)	(41)

Other income (expense) - net	(3)	123	45	284

INCOME BEFORE INCOME TAXES	5,473	7,310	9,226	13,679

INCOME TAX EXPENSE	1,951	2,629	3,303	4,923

NET INCOME	$3,522	$4,681	$5,923	$8,756

EARNINGS PER COMMON SHARE:
Basic	$.13	$.18	$.22	$.33
Diluted	$.13	$.17	$.21	$.32

AVERAGE COMMON SHARES:
Basic	27,260,928	26,725,684	27,228,481	26,616,813
Diluted	27,966,729	27,726,579	28,029,595	27,658,419

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In Thousands and Unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,923	$8,756
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,998	2,486
Losses (gains) on sales of property and equipment	169	(1)
Bad debt expense	24	24
Write-off of certain patents and trademarks	40	29
Amortization of deferred credits	(90)	(105)
Deferred income taxes	(448)	76
Stock-based compensation	764
Excess tax benefits for stock-based compensation		1,894
Changes in operating assets and liabilities
net of effects from acquisitions:
Trade receivables	2,500	(1,498)
Employee receivables	(44)	(19)
Other receivables	(424)	(190)
Inventories	(3,153)	(3,452)
Prepaid expenses and other assets	(655)	(446)
Income tax refund receivables	932
Deposits	(1)	(20)
Trade payables	371	78
Accrued expenses	720	(507)
Advances from employees	(50)	53
Income taxes payable	962	(695)
Other liabilities	(25)	125

Total adjustments	5,590	(2,168)

Net cash provided by operating activities	11,513	6,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(8,032)	(21,874)
Patents and trademarks	(205)	(133)
Increase in cash surrender value of life insurance contracts	(61)	(158)
Proceeds from the sale of property and equipment	14	4
Cash paid in acquisitions	(1,800)	(86)

Net cash used in investing activities	(10,084)	(22,247)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In Thousands and Unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$856	$1,265
Principal payments on long-term debt		(4)
Increase in deferred compensation payable	223	362
Excess tax benefits from stock-based compensation	361

Net cash provided by financing activities	1,440	1,623

EFFECT OF EXCHANGE RATES ON CASH	130	(166)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,999	(14,202)

CASH AND CASH EQUIVALENTS:
Beginning of period	4,645	33,037

End of period	$7,644	$18,835

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION—Cash paid during
the period for:
Interest	$5	$5

Income taxes	$1,464	$3,648

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2006, we acquired certain assets and other intangibles (Customer Relationships) of Hypoguard USA, Inc. in a purchase transaction for $790,077.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangible for $300,000 and goodwill for $161,683.

Fair value of assets acquired (including goodwill of $161,683)	$790,077
Cash paid	(790,777)

Liabilities assumed	NONE

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In Thousands and Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):

During the six months ended June 30, 2006, we acquired certain assets of Millimed A/S in a purchase transaction for $1,510,122.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $912,742. We have accrued for the additional purchase price payment of $500,000 in accrued expenses.

Fair value of assets acquired (including goodwill of $912,742)	$1,510,122
Cash paid	(1,010,122)
Accrued purchase price	(500,000)

Liabilities assumed	NONE

As of June 30, 2006 and 2005, $1.5 million and $6.3 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2006 and 2005 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2006, and our results of operations and cash flows for the three and six-month periods ended June 30, 2006 and 2005. The results of operations for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$18,093	$16,259
Work-in-process	5,717	3,832
Raw materials	11,946	11,989

Total	$35,756	$32,080

3.  Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 consisted of net income and foreign currency translation adjustments.  As of June 30, 2006 and December 31, 2005, the cumulative effect of such adjustments reduced stockholders’ equity by $236,320 and $381,784, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 has been computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$3,522	$4,681	$5,923	$8,756
Foreign currency translation	109	20	145	9
Comprehensive income	$3,631	$4,701	$6,068	$8,765

4. Stock-based Compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R,  Share-Based Payment,  (“SFAS No. 123R”).  We adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.   Under this transition method, stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments not yet vested as of January 1, 2006 based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123.   In addition, this transition method requires any share-based payments granted after January 1, 2006, be accounted in accordance with the provisions of SFAS No. 123R.

In the six-month period ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $764,000 ($225,000 in cost of goods sold, $90,000 in research and development and

$449,000 in selling, general and administrative expense). We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period.  We estimated the forfeiture rate based on our historical experience and expectations about future forfeitures.  The stock-based compensation expense associated with our adoption of SFAS No. 123R reduced net operating income for the three months ended June 30, 2006 by $374,000, decreased net income by $239,000, and reduced basic earnings per share by $.01 per share.  The diluted earnings per share calculation for the second quarter of 2006, was affected by stock-based compensation; however, the effect was less than $.01 per share.  For the six-month period ended June 30, 2006, stock-based compensation expense associated with  our adoption of SFAS No. 123R reduced net operating income by $764,000, decreased net income by $489,000, reduced basic earnings per share by $.01 per share and reduced diluted earnings per share by $.02. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $2.1 million and is expected to be recognized over a weighted average period of 1.1 years. The total income tax benefit related to share-based compensation for the six month period ended June 30, 2006 which is recorded in capital in excess of par value was $361,000 and was shown as a cash flow from financing activities in our cash flow statement.

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

Stock Option Incentive Plans:

Stock Incentive Plan

Since 1999, we have operated the Merit Medical Systems, Inc.  Stock Incentive Plan (formerly the 1999 Omnibus Stock Incentive Plan), which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights (the “Stock Incentive Plan”).   Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors in their sole discretion shall determine. Options typically vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. The Plan also provides for options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, may the exercise price be less than the fair market value on the date of grant. Under a provision of our stock incentive plan, participants are allowed to surrender mature shares of our common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of our common stock on the date of exercise by the participant.   As of June 30, 2006 a total of 95,402 shares remained available to be issued under the Stock Incentive Plan.

2006 Long-Term Incentive Plan

Merit’s Board of Directors adopted and our shareholders approved the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) in May of 2006.   The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards.  Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors shall determine.   Options will typically vest over a 3 or 5 year life (or 1 year if performance based) with contractual lives of 7 years.  A total of 1.5 million shares of common stock was approved to be granted under the 2006 Long-Term Incentive Plan. As of June 30, 2006 a total of 1,395,000 shares remained available to be issued under the 2006 Long-Term Incentive Plan.

Prior to January 1, 2006, we accounted for stock-based compensation arrangements under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25).  Accordingly, no compensation cost has been recognized for our stock-based compensation arrangements in our consolidated financial statements.  If the compensation cost for our stock-based compensation plans had been determined consistent with SFAS No. 123R, our net income and earnings per common share and common share equivalent would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$4,681	$8,756
Compensation cost under fair value-based
accounting method, net of tax	599	2,980
Net income, pro forma	$4,082	$5,776

Net income per common share:
Basic:
As reported	$0.18	$0.33
Pro forma	0.15	0.22

Diluted:
As reported	0.17	0.32
Pro forma	0.15	0.21

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Six Months
	Ended June 30,
	2006	2005
Risk-free interest rate	4.98%	3.13-3.65%
Expected option life	6.08	2.5
Expected price volatility	41.90%	46.28%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.   We determined the expected term of the stock options using historical data.   The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of our daily historical volatility.    For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant.    On February 3, 2005, Merit accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro-forma compensation for the three months ended March 31, 2005 by approximately $1.9 million, net of tax.  During the second quarter of 2006, 105,000 stock-based compensation grants were made for a total fair value of approximately $541,000, net of an estimated forfeiture rate.

The weighted-average estimated fair value of stock options granted during the quarter ended June 30, 2006 and 2005 was $5.58 and $4.52, respectively.

The table below presents information related to stock option activity for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30,
	2006	2005

Total intrinsic value of stock options exercised	$962	$4,996
Cash received from stock option exercises	667	875
Net income tax benefit from the exercises of stock options	361	1,894

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted	Wtd. Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term (years)	(In thousands)
Outstanding at December 31, 2005	4,288	$10.67
Granted	105	11.52
Exercised	(136)	5.52
Forfeited or expired	(106)	10.87
Outstanding at June 30, 2006	4,151	10.85	6.99	$16,160
Exercisable	3,615	11.05	7.09	$13,857

A summary of warrant activity for the six months ended June 30, 2006 is as follows:

		Weighted	Wtd. Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term (years)	(In thousands)
Outstanding at December 31, 2005	100	$10.13
Granted
Exercised
Forfeited or expired
Outstanding at June 30, 2006	100	$10.13	3.38	$363
Exercisable	100	$10.13	3.38	$363

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands):

	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average shares outstanding used for calculation of net income per share-basic	27,261	26,726	27,228	26,617

Common stock equivalents	706	1,001	802	1,041

Total shares used for calculation of net income per share-diluted	27,967	27,727	28,030	27,658

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	2,051	1,054	1,366	1,275

6.  2006 Acquisitions.  On March 31, 2006, Merit entered into an Asset Purchase Agreement with Millimed A/S, a Danish Company, to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price including legal fees of $1,510,122. Merit made an initial payment on April 3, 2006 of $1.0 million to Millimed A/S, with additional payment of $500,000 due upon the first to occur of: (a) the date of six months following the closing date; or (b) the successful transfer of the production of the product to Merit’s facility in Galway, Ireland.  In accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, we have recorded the additional $500,000 in accrued expenses in the financial statements as it certain beyond a reasonable doubt that the payment will occur through the passage of time.  The additional future payment has been included in the initial purchase price allocation.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $912,742.    Merit is the market leader in hemostasis valves.   This hemostasis device minimizes blood loss during an interventional procedure.  With the purchase of this hemostasis valve product line, Merit will be able to broaden its hemostasis product offerings as well as compete against other competitors which have similar devices.  We plan to finalize the purchase price allocation in 2006.

On April 7, 2006, Merit entered into an Asset Purchase Agreement with Hypoguard USA, Inc, a Delaware corporation, to purchase certain assets for the manufacturing and sale of auto-retractable safety scalpels, for a purchase price including legal fees and freights costs to transport fixed assets of $790,077. Merit made an initial payment of $750,000 to Hypoguard USA, Inc, with a potential earn-out payment of $500,000 due upon reaching certain sales milestones.  In accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, we have not recorded the additional earn out contingent consideration as it is not certain beyond a reasonable doubt.  If the earn-out payment occurs it will be included in the initial purchase price.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangible (Customer Relationships) for $300,000 and goodwill for $161,683. Customer Relationships will be amortized on an accelerated basis over 4 years.   Disposable safety scalpels are used in various medical procedures for the purpose of minimizing accidents to health care workers.   Merit intends to use scalpel product line and technology to broaden product offerings related to customs kits, procedure trays and OEM business.  We plan to finalize the purchase price allocation in 2006

All of the acquisitions discussed above have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill for each of the acquisitions will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

7.  Recently Adopted/Issued Accounting Standards.  In May 2005, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  On January 1, 2006 we adopted the provisions of SFAS No. 154.  The adoption of this pronouncement did not have a material impact on Merit’s consolidated financial statements for the six months ended June 30, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, (“SFAS No. 151”) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, SFAS No. 151 requires the allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We elected early adoption of the provisions of SFAS No. 151 during the fourth quarter of 2005 and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

Overview

For the quarter ended June 30, 2006 we reported record revenues of $48.1 million, up 13% from the three months ended June 30, 2005 of $42.4 million.  Revenues for the six months ended June 30, 2006 were a record $93.2 million, compared with $82.7 million for the same six months in 2005, a gain of 13%.

Gross margins were down to 39.5% and 38.7% of sales for the three and six-month periods ended June 30, 2006, respectively, when compared to 43.1% and 43.2% of sales for the three and six-month periods ended June 30, 2005, respectively.  This decline resulted primarily from additions made during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, and new product launches. The decline in gross margin was also affected by an increase in procedure tray business at lower gross margins.  Sales of procedure trays contributed 4.8% and 4.7%, respectively, to our total sales for the three and six-month periods ended June 30, 2006, compared to 1.8% and 1.6%, respectively, to sales for the three and six-month period ended June 30, 2005.    Absent the procedure tray business gross margins for the three and six-month periods ended June 30, 2006 would have been 41.6% and 40.7%, respectively, compared to 44.4% for the three and six-month periods ended June 30, 2005.

Net income decreased for the three months ended June 30, 2006 to $3.5 million, compared to $4.7 million for the prior year’s period.   For the six-month period ended June 30, 2006 net income decreased to $5.9 million, compared to $8.8 million for the prior year’s period.  Net income for the three and six-month periods ended June 30, 2006 was positively affected by increased sales volumes, and negatively affected by lower gross margins,  increased selling, general and administrative expenses, higher research and development spending and increased fixed asset impairment losses, when compared to the prior year’s periods.

Merit made significant investments during 2005, including for the completion of new facilities to meet production demands for anticipated future sales growth; the purchase of a new facility in Chester, Virginia for our newly acquired procedure tray business, 17 new sales representatives added to our U.S. domestic sales force; and additional research and development staff to support anticipated product launches.  All of these investments affected our performance for the three and six-month periods ended June 30, 2006. Management believes that, despite the temporary effects of these investments on earnings, they improve our position for potential growth and earnings.  Management has already seen some improvement in gross margins during the second quarter of 2006 to 39.5% of sales, compared to 37.9% of sales for the first quarter of 2006.   The improvement in gross margins for second quarter was the first in eight quarters, which our management believes can be attributed primarily to increased sales and the absorption of relatively fixed overhead created by the expansion of facilities and the hiring of personnel to develop new molding and production facilities.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.5	43.1	38.7	43.2
Selling, general and administrative expenses	23.5	22.0	24.2	23.0
Research and development expenses	4.2	4.1	4.4	4.0
Income from operations	11.8	16.9	10.1	16.2
Other income	-0.4	0.3	-0.2	0.3
Net income	7.3	11.0	6.4	10.6

Sales.  Sales for the three months ended June 30, 2006 increased by 13%, or approximately $5.7 million, compared to the same period of 2005.   Sales for the six months ended June 30, 2006 increased by 13%, or approximately $10.5 million, compared to the same period of 2005.   We currently report sales in four product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2006 and 2005.  In order to track Merit’s changing business more clearly, management has decided to combine the custom kit and procedure tray sales, which we reported separately until December 31, 2005, into a single category.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% Change	2006	2005	% Change	2006	2005
Inflation devices	5%	$14,307	$13,639	9%	$28,165	$25,848
Custom kits and procedure trays	17%	14,228	12,159	12%	27,510	24,539
Stand-alone devices	20%	14,330	11,974	14%	26,953	23,580
Catheters	13%	5,256	4,633	21%	10,533	8,712
Total	13%	$48,121	$42,405	13%	$93,161	$82,679

Sales growth for the three and six-month periods ended June 30, 2006, when compared to the prior year periods, was favorably affected by an approximate five percent  increase due to the introduction of new products, a five percent and four percent, respectively, increase due to new procedure tray business acquired from MedSource in the fourth quarter of 2004, and the remainder resulting primarily from procedural growth and market share gains.   Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.  Gross margins were down to 39.5% and 38.7% of sales for the three and six-month periods ended June 30, 2006, respectively, when compared to 43.1% and 43.2% of sales for the three and six-month periods ended June 30, 2005, respectively.  This decline resulted primarily from additions made during the second half of

2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, and new product launches. The decline in gross margin was also affected by an increase in procedure tray business at lower gross margins.  Sales of procedure trays contributed 4.8% and 4.7%, respectively, to our total sales for the three and six-month periods ended June 30, 2006, compared to 1.8% and 1.6%, respectively, to sales for the three and six-month periods ended June 30, 2005.

Operating Expenses.  Selling, general and administrative expenses increased to 23.5% of sales for the three months ended June 30, 2006, compared with 22.0% of sales for the three months ended June 30, 2005.     For the six months ended June 30, 2006, selling, general and administrative expenses increased to 24.2% compared with 23.0% of sales for the six months ended June 30, 2005.  The increase in selling, general and administrative expenses as a percentage of sales during the three and six-month periods ended June 30, 2006, when compared to the prior periods, was due primarily to the hiring of 17 additional sales people during the second half of 2005 and the effect of stock-based compensation expense resulting from our adoption of  SFAS No. 123R effective January 1, 2006. Research and development expenses increased to 4.2% and 4.4% of sales for the three and six-month periods ended June 30, 2006, respectively, compared to 4.1% and 4.0% of sales for the three and six-month periods ended June 30, 2005, respectively.  This increase was primarily attributable to additional headcount and indirect costs, to support an increase in the number of new products launched.  Impairment costs of $196,000 and $225,000 for the three and six-month periods ended June 30, 2006, respectively,  related to losses on long-lived assets that were disposed of during 2006.  Most of the long-lived asset losses related to molding equipment and leasehold improvements abandoned after the movement of Merit’s molding department to its new facility.

Other Income (Expense).  Other expense for the second quarter of 2006 was approximately ($3,000), compared to other income of approximately $123,000 for the same period in 2005.  Other income for the six months ended June 30, 2006 was approximately $45,000, compared to other income of approximately $284,000 for the same period in 2005.  The net change from other income for the three and  six-month periods ended June 30, 2006 when compared to the same periods in 2005 was primarily the result of a decrease in interest income as the result of the decrease in our cash balance.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2006 was 35.7%, compared to 36.0% for the same period of 2005.  For the six months ended June 30, 2006, our effective tax rate was 35.8%, compared to 36.0% for the same period in 2005.

Income.  During the second quarter of 2006, we reported income from operations of $5.5 million, a decrease of 24% from $7.2 million for the comparable period in 2005.  For the six months ended June 30, 2006, we reported income from operations of $9.2 million, a decrease of 31% from $13.4 million for the comparable period in 2005.  When compared to the prior year periods, income from operations was positively affected by increased sales volumes, and negatively affected by lower gross margins, increased selling, general and administrative expenses, higher research and development spending and increased asset impairment losses. These factors contributed to lower net income of $3.5 and $5.9 million for the three and six-month periods ended June 30, 2006, respectively, compared to net income of $4.7 million and $8.8 million for the same periods of 2005.

Liquidity and Capital Resources

Our working capital as of June 30, 2006 and December 31, 2005 was $46.0 million and $43.7 million, respectively.  The increase in working capital was, in part, the result of less cash needed to fund construction of our new facilities in South Jordan, Utah and an improvement from year end in our day’s sales outstanding (DSO) from 47 DSO at year end to 44 DSO at June 30, 2006.  As of June 30, 2006, we had a current ratio of 3 to 1. We had $0 outstanding under our line of credit at June 30, 2006.  We generated cash from operations for the six  months ended June 30, 2006, in the amount of $11.5 million, an increase of $4.9 million over the comparable period of 2005. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. We voluntarily reduced the Facility to $500,000 in August 2002. The Facility expired on June 30, 2006.  We are currently working with the bank to extend this $500,000 credit facility.  We are currently in discussions with a different bank for a line of credit for $30 million, subject to a favorable credit review.

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

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to projected product expiration dates.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has historically been an accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $1.9 million as of June 30, 2006.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals, which over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have written off bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have been attributed to receivables associated with sales to U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $441,856 at June  30, 2006, which is in line with our historical collection experience.

Stock-Based Compensation:  Effective January 1, 2006, we adopted SFAS No.123R. We adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.   Under this transition method, stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments not yet vested as of January 1, 2006, based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123.   In addition, this transition method requires any share-based payments granted after January 1, 2006, be accounted in accordance with the provisions of SFAS No. 123R.

We recognize compensation cost net of a forfeiture rate and recognize the associated compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period. During the second quarter of 2006, 105,000 stock-based compensation grants were made for a total fair value of approximately $541,000, net of an estimated forfeiture rate.

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

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.1 million, representing approximately 10.5% of aggregate revenues), for the quarter ended June 30, 2006 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended June 30, 2006, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $115,000 and 0.24% in gross profit.

At June 30, 2006, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately €1.1 million and £308,000, respectively.  In order to partially offset such risks, at May 31, 2006, we entered into a 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three and six-month periods ended June 30, 2006, we experienced a net loss of approximately $66,000 and $62,000, respectively, on hedging transactions we executed during the three and six-month periods ended June 30, 2006 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of June 30, 2006, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:                   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2006 we held our 2006 Annual Meeting of Shareholders at which our shareholders considered and voted as follows on the items described below:

1.  The shareholders considered whether to elect the following persons as directors, each to serve for a term of one, two or three years, as indicated below, or until his respective successor shall have been duly elected and shall qualify:

	Term	Votes
	in Years	Received	Withheld
Michael E. Stillabower, M.D.	1	24,424,563	223,679
Kent W. Stanger	2	23,347,470	1,300,722
Fred P. Lampropoulos	3	23,785,990	862,252
Franklin J. Miller, M.D.	3	24,437,579	210,663

In addition to the four individuals named above, Rex C. Bean, Richard W. Edelman, and James J. Ellis shall continue to serve as directors.

2.  Our shareholders also considered a proposal to amend the Merit Medical Systems, Inc.  1996 Employee Stock Purchase Plan and the Merit Services Non-qualified Employee Stock Purchase Plan.  There were 20,808,024 votes cast in favor of the proposal, 215,940 votes cast against the proposal, and 203,427 votes abstained.

3.   Our shareholders also considered a proposal to approve the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan.   There were 17,464,391 votes cast in favor of the proposal, 3,578,724 votes cast against the proposal, and 198,376 votes abstained.

4.  Our shareholders also considered a proposal to ratify the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2006.  There were 24,490,440 votes cast in favor of the proposal, 137,664 votes cast against the proposal, and 20,138 votes abstained.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 8, 2006	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	August 8, 2006	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER