Form 10-Q
period 2006-09-30
MERIT MEDICAL SYSTEMS INC
filed 2006-11-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,432,850
Title or class	Number of Shares
Outstanding at November 2, 2006

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands - Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,005	$4,645
Trade receivables - less allowances of $498 and $767, respectively	23,317	25,433
Employee receivables	164	116
Other receivables	293	108
Inventories	37,752	32,080
Prepaid expenses and other assets	1,568	1,023
Deferred income tax assets	28	28
Income tax refunds receivable	19	977

Total current assets	70,146	64,410

PROPERTY AND EQUIPMENT:
Land and land improvements	7,877	6,232
Building	42,557	42,283
Manufacturing equipment	53,266	46,457
Furniture and fixtures	17,164	16,255
Leasehold improvements	7,654	6,658
Construction-in-progress	7,874	7,374

Total	136,392	125,259
Less accumulated depreciation and amortization	(44,581)	(39,641)

Property and equipment—net	91,811	85,618

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,824 and $1,483, respectively	4,298	3,342
Goodwill	8,090	6,415
Other assets	2,659	2,363
Deferred income tax assets	7
Deposits	96	99

Total other assets	15,150	12,219

TOTAL ASSETS	$177,107	$162,247

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands - Unaudited)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1	$2
Trade payables	11,270	10,254
Accrued expenses	8,827	8,549
Advances from employees	211	316
Deferred income tax liabilities	812	1,141
Income taxes payable	1,541	455

Total current liabilities	22,662	20,717

DEFERRED INCOME TAX LIABILITIES	4,134	4,166

LONG-TERM DEBT	3	2

DEFERRED COMPENSATION PAYABLE	2,594	2,363

DEFERRED CREDITS	2,280	2,415

OTHER LONG-TERM OBLIGATION	62	100

Total liabilities	31,735	29,763

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of September 30, 2006, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,399 and 27,163 shares issued at September 30, 2006 and December 31 2005, respectively	51,707	48,198
Retained earnings	93,916	84,668
Accumulated other comprehensive loss	(251)	(382)

Total stockholders’ equity	145,372	132,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,107	$162,247

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Except Share Data and Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$46,697	$41,224	$139,858	$123,903

COST OF SALES	28,629	24,422	85,743	71,379

GROSS PROFIT	18,068	16,802	54,115	52,524

OPERATING EXPENSES:
Selling, general, and administrative	10,813	10,010	33,577	29,043
Research and development	2,119	1,788	6,221	5,082

Total operating expenses	12,932	11,798	39,798	34,125

INCOME FROM OPERATIONS	5,136	5,004	14,317	18,399

OTHER INCOME (EXPENSE):
Interest income	69	99	179	424
Other income (expense)	20	(13)	(45)	(54)

Other income net	89	86	134	370

INCOME BEFORE INCOME TAXES	5,225	5,090	14,451	18,769

INCOME TAX EXPENSE	1,900	1,763	5,203	6,686

NET INCOME	$3,325	$3,327	$9,248	$12,083

EARNINGS PER COMMON SHARE:
Basic	$.12	$.12	$.34	$.45
Diluted	$.12	$.12	$.33	$.43

AVERAGE COMMON SHARES:
Basic	27,363,182	27,008,936	27,273,873	26,748,957
Diluted	28,286,928	28,112,012	28,115,865	27,811,053

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands and Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,248	$12,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,078	3,935
Losses on sales and/or disposals of property and equipment	161
Bad debt expense	81	35
Write-off of certain patents and trademarks	40	65
Amortization of deferred credits	(135)	(153)
Deferred income taxes	(373)	470
Stock-based compensation	1,196
Excess tax benefits for stock-based compensation	(508)	2,587
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	2,186	(2,016)
Employee receivables	(48)	(49)
Other receivables	(178)	(206)
Inventories	(5,149)	(6,447)
Prepaid expenses and other assets	(534)	(481)
Income tax refund receivables	959
Deposits	2	8
Trade payables	85	1,526
Accrued expenses	230	(38)
Advances from employees	(111)	11
Income taxes payable	1,555	(1,256)
Other liabilities	(38)	113

Total adjustments	5,499	(1,896)

Net cash provided by operating activities	14,747	10,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(11,754)	(33,902)
Patents and trademarks	(236)	(182)
Increase in cash surrender value of life insurance contracts	(296)	(432)
Proceeds from the sale of property and equipment	26	4
Cash paid in acquisitions	(2,802)	(86)

Net cash used in investing activities	(15,062)	(34,598)

See notes to consolidated financial statements.

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,805	$3,014
Principal payments on long-term debt	1	(8)
Increase in deferred compensation payable	230	509
Excess tax benefits from stock-based compensation	508

Net cash provided by financing activities	2,544	3,515

EFFECT OF EXCHANGE RATES ON CASH	131	(165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,360	(21,061)

CASH AND CASH EQUIVALENTS:
Beginning of period	4,645	33,037

End of period	$7,005	$11,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$7	$18

Income taxes	$3,019	$4,908

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2006, we acquired certain assets and other intangibles (Customer Relationships) of Hypoguard USA, Inc. in a purchase transaction for $1,290,077.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangible for $300,000 and goodwill for $661,683. We have accrued for the additional purchase price payment of $500,000 in other payables.

Fair value of assets acquired (including goodwill of $661,683)	$1,290,077
Cash paid	(790,077)
Accrued purchase price	(500,000)

Liabilities assumed	NONE

See notes to consolidated financial statements.

During the nine months ended September 30, 2006, we acquired certain assets of Millimed A/S in a purchase transaction for $1,510,878.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $913,498.

Fair value of assets acquired (including goodwill of $913,498)	$1,510,878
Cash paid	(1,510,878)

Liabilities assumed	NONE

During the nine months ended September 30, 2006, we acquired certain know how and formulas from a medical device company to produce a medical product in a purchase transaction for approximately $742,501.  The purchase price was preliminarily allocated to other intangible (Product Technology) for $742,501.  We have accrued for an additional purchase price payment of $241,464 in other payables.

Fair value of assets acquired	$742,501
Cash paid	(501,037)
Accrued purchase price	(241,464)

Liabilities assumed	NONE

As of September 30, 2006 and 2005, $1.6 million and $4.3 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2006 and 2005 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2006, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2006 and 2005. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories.  Inventories are stated at the lower of cost or market.  Inventories at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$18,798	$16,259
Work-in-process	5,905	3,832
Raw materials	13,049	11,989

Total	$37,752	$32,080

3.  Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 consisted of net income and foreign currency translation adjustments.  As of September 30, 2006 and December 31, 2005, the cumulative effect of such adjustments reduced stockholders’ equity by $250,369 and $381,784, respectively.  Comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,325	$3,327	$9,248	$12,083
Foreign currency translation	(15)	1	131	10
Comprehensive income	$3,310	$3,328	$9,379	$12,093

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

In the nine-month period ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $1,196,000 ($313,000 in cost of goods sold, $134,000 in research and development and $749,000 in selling, general and administrative expense). We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period.  We estimated the forfeiture rate based on our historical experience and expectations about future forfeitures.  The stock-based compensation expense associated with our adoption of SFAS No. 123R reduced net operating income for the three months ended September 30, 2006 by $432,000, decreased net income by $276,000, and reduced basic and diluted earnings per share by $.01 per share.   For the nine-month period ended September 30, 2006, stock-based compensation expense associated with  our adoption of SFAS No. 123R reduced operating income by $1,196,000, decreased net income by $765,000, reduced basic and diluted earnings per share by $.03. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.7 million and is expected to be recognized over a weighted average period of 0.83 years. The total income tax benefit related to share-based compensation for the nine month period ended September 30, 2006 which is recorded in capital in excess of par value was $508,000 and was shown as a cash inflow from financing activities in our cash flow statement.

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

Stock Option Incentive Plans:

Stock Incentive Plan

Since 1999, we have operated the Merit Medical Systems, Inc.  Stock Incentive Plan (formerly the 1999 Omnibus Stock Incentive Plan), which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights (the “Stock Incentive Plan”).   Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors in their sole discretion shall determine. Options typically vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. The Plan also provides for options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, may the exercise price be less than the fair market value on the date of grant. Under a provision of our stock incentive plan, participants are allowed to surrender mature shares of our common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of our common stock on the date of exercise by the participant.   As of September 30, 2006 a total of 122,587 shares remained available to be issued under the Stock Incentive Plan.

2006 Long-Term Incentive Plan

Merit’s Board of Directors adopted and our shareholders approved the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) in May of 2006.   The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards.  Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors shall determine.   Options will typically vest over a 3 or 5 year life (or 1 year if performance based) with contractual lives of 7 years.  A total of 1.5 million shares of common stock was approved be granted under the 2006 Long-Term Incentive Plan.   As of September 30, 2006 a total of 1,395,000 shares remained available to be issued under the 2006 Long-Term Incentive Plan.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$3,327	$12,083
Compensation cost under fair value-based accounting method, net of tax	568	3,458
Net income, pro forma	$2,759	$8,625

Net income per common share:
Basic:
As reported	$0.12	$0.45
Pro forma	0.10	0.32

Diluted:
As reported	0.12	0.43
Pro forma	0.10	0.31

In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Nine Months
	Ended September 30,
	2006	2005
Risk-free interest rate	4.98%	3.31-3.89%
Expected option life	6.08	2.5
Expected price volatility	41.90%	46.28%

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

The weighted-average estimated fair value of stock options granted during the quarter ended September 30, 2006 and 2005 was $5.58 and $4.96, respectively.

The table below presents information related to stock option activity for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Total intrinsic value of stock options exercised	$1,333	$6,947
Cash received from stock option exercises	1,523	2,451
Net income tax benefit from the exercises of stock options	508	2,587

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term (years)	(In thousands)
Outstanding at December 31, 2005	4,288	$10.67
Granted	105	11.52
Exercised	(221)	7.06
Forfeited or expired	(122)	11.75
Outstanding at September 30, 2006	4,050	10.86	6.73	$15,264
Exercisable	3,527	11.06	6.82	$13,141

A summary of warrant activity for the nine months ended September 30, 2006 is as follows:

	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term (years)	(In thousands)
Outstanding at December 31, 2005	100	$10.13
Granted
Exercised
Forfeited or expired
Outstanding at September 30, 2006	100	$10.13	3.13	$345
Exercisable	100	$10.13	3.13	$345

5.  Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands):

	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average shares outstanding used for calculation of net income per share-basic	27,363	27,009	27,274	26,749

Common stock equivalents	924	1,103	842	1,063

Total shares used for calculation of net income per share-diluted	28,287	28,112	28,116	27,812

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive	1,399	486	1,366	1,275

6.  Recent Acquisitions.  On March 31, 2006, Merit entered into an Asset Purchase Agreement with Millimed A/S, a Danish Company, to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price including legal fees of $1,510,878. Merit made an initial payment on April 3, 2006 of $1.0 million to Millimed A/S, with an additional payment of $500,000 made in July, after the successful transfer of the production of the product to Merit’s facility in Galway, Ireland.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $913,498.   Merit is the market leader in hemostasis valves.  This hemostasis device minimizes blood loss during an interventional procedure.  With the purchase of this product line, we believe we will be able to broaden our hemostasis product offerings as well as compete against other competitors which have similar devices.  We plan to finalize the purchase price allocation in 2006.

On April 7, 2006, Merit entered into an Asset Purchase Agreement with Hypoguard USA, Inc, a Delaware corporation, to purchase certain assets for the manufacture and sale of auto-retractable safety scalpels, for a purchase price including legal fees and freights costs to transport fixed assets of $790,077. Merit made an initial payment of $750,000 to Hypoguard USA, Inc, with a potential earn-out payment of $500,000 due upon reaching certain sales milestones.  During the third quarter of 2006, Hypoguard reached their sales milestone.  We have accrued for the additional $500,000 in other payables in the financial statements as it was earned at the end of September 30, 2006.  This additional payment has been included in the initial purchase price.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangible (Customer Relationships) for $300,000 and goodwill for $661,683. Customer Relationships will be amortized on an accelerated basis over 4 years.   Disposable safety scalpels are used in various medical procedures for the purpose of minimizing accidents to health care workers.   Merit intends to use scalpel product line and technology to broaden product offerings related to customs kits, procedure trays and OEM business.  We plan to finalize the purchase price allocation in 2006

On August 1, of 2006, Merit entered in an exclusive agreement with a medical device company to purchase the product know-how and formulas for medical products for approximately $1.0 million.  During the third quarter of 2006, we made two installment payments totaling $501,037 and accrued in other payables for $241,464 for an additional payment in accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, as we consider it is certain upon a reasonable doubt that the contingent payment will occur through the passage of time. Also, in accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, we have not recorded a fourth payment due of approximately $250,000 as it is not certain upon a reasonable doubt that the criteria obligating by us to pay will in fact occur.  If the final earn out payment occurs it will be included in the initial purchase price.  The purchase price was preliminarily allocated to other intangible for $742,501 (Product Technology).   With the product know-how and formulas pursuant to this exclusive agreement, we intend to develop and replace a similar product that we are currently selling.  We also intend to improve our product quality, reduce costs and expand our market potential.

All of the acquisitions discussed above have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The amount allocated to goodwill for each of the acquisitions will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

7.  Recently Adopted/Issued Accounting Standards.  In May 2005, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  On January 1, 2006 we adopted the provisions of SFAS No. 154.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2006.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.    We do not expect the adoption of  SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for years ending after November 15, 2006.   We are currently evaluating the impact of SAB No. 108 on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” beginning on page 17 below.

Overview

For the quarter ended September 30, 2006 we reported revenues of $46.7 million, up 13% from the three months ended September 30, 2005 of $41.2 million.  Revenues for the nine months ended September 30, 2006 were a record $139.9 million, compared with $123.9 million for the same nine months in 2005, also a gain of 13%.

Gross margins declined to 38.7% for both the three and nine-month periods ended September 30, 2006, compared to 40.8% and 42.4% of sales for the three and nine-month periods ended September 30, 2005, respectively.  This decline resulted primarily from expenses incurred during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, the adoption of SFAS No. 123R and increased health insurance costs.

Net income for the three months ended September 30, 2006, as well as three months ended September 30, 2005 was $3.3 million.  After adjusting for stock-based compensation expense of $276,000, net of tax, third quarter earnings for 2006 were up on a year over year comparison for the first time in eight quarters.  For the nine-month period ended September 30, 2006 net income decreased to $9.2 million, compared to $12.1 million for the prior year’s period.   Net income for the nine-month period ended September 30, 2006 was positively affected by increased sales volumes and negatively affected by lower gross margins, higher selling, general and administrative expenses, increased research and development expenses and losses related to molding equipment and leasehold improvements disposed of after the movement of Merit’s molding department to its new facility.

Merit made significant investments during 2005, including capital expenditures to complete new facilities to meet production demands for anticipated future sales growth; the purchase of a new facility in Chester, Virginia for our newly acquired procedure tray business, the addition of 17 new sales representatives to our U.S. domestic sales force; and the expense of additional research and development staff to support anticipated product launches.  All of these investments affected our performance for the three and nine-month periods ended September 30, 2006. Management believes that, despite the temporary effects of these investments on earnings, they improve our position for potential growth and future earnings.   During the three months ended September 30, 2006 we experienced some additional operating leverage from our additional sales force hired during 2005, as our selling, general and administrative expenses decreased to 23.2% of sales, compared to 24.3% of sales for the comparable period in 2005.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.7	40.8	38.7	42.4
Selling, general and administrative expenses	23.2	24.3	24.0	23.4
Research and development expenses	4.5	4.3	4.4	4.1
Income from operations	11.0	12.1	10.2	14.8
Other income	0.2	0.2	0.1	0.3
Net income	7.1	8.1	6.6	9.8

Sales.  Sales for the three months ended September 30, 2006 increased by 13%, or approximately $5.5 million, compared to the same period of 2005.   Sales for the nine months ended September 30, 2006 increased by 13%, or approximately $16.0 million, compared to the same period of 2005.   We currently report sales in four product categories.  Listed below are the sales relating to these product categories for the three and nine-month periods ended September 30, 2006 and 2005.  In order to track Merit’s changing business more clearly, management has decided to combine the custom kit and procedure tray sales, which we reported separately until December 31, 2005, into a single category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2006	2005	% Change	2006	2005
Inflation devices	6%	$13,550	$12,726	8%	$41,715	$38,573
Custom kits and procedure trays	12%	13,610	12,200	12%	41,120	36,721
Stand-alone devices	19%	14,063	11,845	16%	41,016	35,444
Catheters	23%	5,473	4,453	22%	16,007	13,165
Total	13%	$46,696	$41,224	13%	$139,858	$123,903

Sales growth for the three and nine-month periods ended September 30, 2006, when compared to the prior year periods, was favorably affected by an approximate five percent and four percent increase, respectively, due to the introduction of new products.  Most of the introduction of new products resulted from the acq uisition of MCTec in December of 2005 and catheter products.  Also, increases in sales for the three and nine-month periods ended September 30 were effected by a three percent increase due to new procedure tray business acquired from MedSource in the fourth quarter of 2004, and the remainder resulting primarily from procedural growth and market share gains.   Substantially all of the increase in revenues was attributable to increased unit sales as the markets for many of our products are experiencing slight pricing declines.

Gross Profit.  Gross margins were down to 38.7% of sales for both the three and nine-month periods ended September 30, 2006, respectively, when compared to 40.8% and 42.4% of sales for the three and nine-month periods ended September 30, 2005, respectively.  This decline resulted primarily from additions made during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment, additional headcount to support production lines, increased cost of direct labor, the adoption of SFAS No. 123R and increases health insurance costs.

Operating Expenses.  Selling, general and administrative expenses decreased to 23.2% of sales for the three months ended September 30, 2006, compared with 24.3% of sales for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, selling, general and administrative expenses increased to 24.0%, compared with 23.4% of sales for the nine months ended September 30, 2005.  The decrease in selling, general and administrative expenses as a percentage of sales during the three months ended September 30, 2006, when compared to the prior period, was due primarily to operating leverage from the hiring of 17 additional sales representatives during the second half of 2005, which helped increase sales during the quarter ended September 30, 2006.  The increase in selling, general and administrative expenses as a percentage of sales during the nine months ended September 30, 2006, when compared to the prior period was primarily attributable to hiring 17 additional sales representatives, the effect of stock-based compensation expense resulting from our adoption of  SFAS No. 123R effective January 1, 2006 and losses of $218,000, related to molding equipment and leasehold improvements disposed of after the movement of Merit’s molding department to its new facility. Research and development expenses increased to 4.5% and 4.4% of sales for the three and nine-month periods ended September  30, 2006, respectively, compared to 4.3% and 4.1% of sales for the three and nine-month periods ended September 30, 2005, respectively.  The increases were primarily attributable to the increased expense of research and development personnel and indirect costs associated with an increase in the number of new products launched.

Other Income (Expense).  Other income for the third quarter of 2006 was approximately $89,000, compared to other income of approximately $86,000 for the same period in 2005.  Other income for the nine months ended September 30, 2006 was approximately $134,000, compared to other income of approximately $370,000 for the same period in 2005.  The net change from other income for the nine-month period ended September 30, 2006 when compared to the same period in 2005 was primarily the result of a decrease in interest income as the result of the decrease in our cash balance due to investments we have made in plant and equipment.

Income Taxes.  Our effective tax rate for the three months ended September 30, 2006 was 36.4%, compared to 34.6% for the same period of 2005.  The increase in the effective tax rate for the three months ended September 30, 2006 was principally the result of smaller permanent tax true-up differences from our 2005 income tax provision to our final 2005 return adjusted for in the third quarter of 2006, when compared to adjustments made for our 2004 income tax return to 2004 provision adjusted for the in the third quarter of 2005.   Our effective tax rate for the nine months ended September 30, 2006 was 36.0%, compared to 35.6% for the same period of 2005.

Income.  During the third quarter of 2006, we reported income from operations of $5.1 million, an increase of  2.4% from $5.0 million for the comparable period in 2005.  For the nine months ended September  30, 2006, we reported income from operations of $14.3 million, a decrease of 22.2% from $18.4 million for the comparable period in 2005.  Income from operations for the nine-month period ended September 30, 2006 was positively affected by increased sales volumes and negatively effected by higher selling, general and administrative expenses, lower gross margins, higher research and development expenses and  increased fixed asset losses, when compared to the prior year’s period.  These factors contributed to lower net income of $9.2 for the nine months ended September 30,2006, compared to net income of $12.1 million for the comparable period of 2005.  Net income for the three months ended September 30, 2006 was $3.3 million, which was essentially equivalent to net income of $3.3 for the same period in 2005.

Liquidity and Capital Resources

Our working capital as of September 30, 2006 and December 31, 2005 was $47.5 million and $43.7 million, respectively.  The increase in working capital was, in part, the result of less cash needed to fund construction of our new facilities in South Jordan, Utah and an improvement from year end in our day’s sales outstanding (“DSO”) from 47 DSO at year end to 45 DSO at September  30, 2006.  As of September 30, 2006, we had a current ratio of 3 to 1. We had no amounts outstanding under our line of credit at September 30, 2006.  We generated cash from operations for the nine months ended September 30, 2006, in the amount of $14.7 million, an increase of $4.5 million over the comparable period of 2005. We maintain a long-term revolving credit facility (the “Facility”) with a bank, which currently enables us to borrow funds at variable interest rates. We voluntarily reduced the Facility to $500,000 in August 2002. The Facility expired on June 30, 2006.  We are currently working with the bank to obtain a new $1,000,000 credit facility.  We are currently in discussions with a different bank for a line of credit for $30 million, subject to a favorable credit review.

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

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to projected product expiration dates.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has historically been an accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.0 million as of September 30, 2006.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.   If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $498,334 at September  30, 2006, which is in line with our historical collection experience.

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

We recognize compensation cost net of a forfeiture rate and recognize the associated compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period. During the second quarter of 2006, 105,000 stock-based compensation grants were made for a total fair value of approximately $541,000, net of an estimated forfeiture rate.  No stock options were granted during the first and third quarter of 2006.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($4.6 million, representing approximately 10.0% of aggregate revenues), for the quarter ended September  30, 2006 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP, on the one hand, and the U.S. Dollar, on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended September 30, 2006, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $200,000 and 0.02% in gross profit.

At September 30, 2006, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately €471,000 and £261,000, respectively.  In order to partially offset such risks, at August 31, 2006, we entered into a 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the three and nine-month periods ended September 30, 2006, we experienced a net gain of approximately $16,000 and a net loss of approximately $5,000, respectively, on hedging transactions we executed during the three and nine-month periods ended September 30, 2006 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of September 30, 2006, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 8, 2006	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	November 8, 2006	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER