Form 10-K
period 2006-12-31
MERIT MEDICAL SYSTEMS INC
filed 2007-03-15
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                                 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006,

or

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, No Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S—K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The aggregate market value of the registrant’s common stock held by non—affiliates of the registrant, on June 30, 2006, which is the last day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market System on June 30, 2006), was approximately $351,173 million. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of March 5, 2007, the registrant had 27,649,986 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 23, 2007.

i

PART I

Unless otherwise indicated in this report, “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and techniques that could render our products obsolete, product liability claims, foreign currency fluctuations, changes in health care markets related to health care reform initiatives, and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”).  All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 13.

Item 1.                          Business.

GENERAL

Merit Medical Systems, Inc. was formed in 1987 by a few members of our current management to produce high quality single-use medical products.  Our initial focus was on creating products to be used by doctors in diagnosing and treating cardiovascular disease.  Our early products were designed to enable physicians and other health care professionals to perform interventional and diagnostic procedures safely and effectively.  Early in our development, we were able to introduce innovative new products and capture significant market share because of our expertise in product design, our proprietary technology, and our skills in injection and insert molding.  Later, we developed an innovative product line of angioplasty inflation products that included electronic sensing and display features.  Angioplasty and stent placement are procedures used to clear out blockages and blood clots in arteries by inserting and inflating a small balloon in the clogged arteries.  We market these devices along with a group of sensor-based products designed to be used by hospital personnel in various diagnostic and interventional catheterization procedures.  Catheterization refers to the process of inserting a catheter, usually into a patient’s arteries.  Recently we have expanded our product offerings to include angiographic catheters, guide wires, needles, safety products, therapeutic infusion catheters and accessories, drainage catheters and accessories, sheath introducers, pressure infusion bags, syringes, kits, and procedure trays.  Additionally, we have sought to improve on our line of core products.

We offer a broad line of innovative, disposable products designed to assist physicians in diagnosing disease and intervening in the areas of radiology and cardiology.  Sales of new and existing products are increasing both in the United States and in foreign markets.  In the long run, we look to create new products based on our sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities, and to develop products for diagnostic and interventional procedures in additional markets.  Our sales of stand-alone products, in combination with custom kits, have increased as we have expanded our product lines.  In 2006, our U.S. domestic sales force made approximately 43% of our U.S. sales directly to U.S. hospitals and approximately 15% of U.S. sales through other channels such as U.S. customs packagers and distributors. Original equipment manufacturers, or “OEM”, companies accounted for approximately 14% of our 2006 sales.  Approximately 28% of our sales in 2006 were made in international markets.

Our Company was organized in July 1987 as a Utah corporation.  In July 1994, we purchased a controlling interest in Merit Sensor Systems, Inc. (formerly Sentir, Inc.) (“Merit Sensor Systems”), a California-based manufacturer of silicon sensors, and during 1999, we purchased the remaining interest in Merit Sensor Systems, Inc.  We have established subsidiaries in Ireland, Germany, France, the United Kingdom, Belgium, The Netherlands, Denmark and Sweden to conduct international business.  In January 1997, we purchased the operating assets and product lines of Universal Medical Instruments Corp, or UMI.  In August 1999, we purchased the operating assets and product lines of the Angleton, Texas division of Mallinckrodt Inc.  In 2000, we purchased the assets of Electo Catheter Corp., also known as Elecath.  In November 2004, we purchased substantially all of the assets of MedSource Packaging Concepts LLC (“MedSource”).  In March 2005, we bought substantially all of the assets of Sub-Q, Inc (“Sub-Q”).  During the fourth quarter ended December 31, 2006, the Company determined it was not likely that it would pursue the product associated with the intellectual property and assets purchased from Sub-Q due to other priorities and opportunities.  Therefore, the Company recorded an impairment charge of approximately $929,000 during the quarter of 2006 related to Sub-Q.  On December 30, 2005, we acquired all of the capital stock of MCTec Holding B.V, a Dutch company in the business of coating wires and tubings for medical devices (“MCTec”).  In March 2006, we purchased a hemostasis valve product line from Millimed A/S and Millimed Holdings, Inc.  (“Millimed”). In April 2006, we purchased a safety scalpel product line from Hypoguard USA, Inc. and Medisys PLC (“Hypoguard”).  Our principal offices are located in manufacturing and office facilities at 1600 West Merit Parkway, South Jordan, Utah, 84095, and our telephone number is (801) 253-1600.   See Item 2. “Properties.”

PRODUCTS

We have designed and developed our products in response to the needs of customers and patients.  We identify these needs primarily by observing procedures in cardiac catheterization and radiology laboratories, by consulting with our medical advisors and consultants, and by communicating directly with customers.  Since 1988, we have developed and introduced several product lines, including the following:

•  coronary control syringes (CCS™, Smart Tip™, Inject8™ and Inject10n™)

•  inflation devices (IntelliSystem®, Monarch®, Viceroy®, Basix™, BasixCompak™ (including new 30-atmosphere versions) and monitors (IntelliSystem® and IntelliSystem II™)

•  specialty syringes (Medallion® and VacLok®)

•  high-pressure tubing and connectors (Excite™, flexible, braided, rigid and PVC)

•  waste management products (Merit® Disposal Depot, Backstop®, Backstop +™, Dugout®, MiniStop®, MiniStop+™ and TriplePlay™)

•  disposable blood pressure transducer (Meritrans® and Merit Mentor™); pressure monitoring tubing and accessories.

•  disposable hemostasis valves, guide wire torque devices, and accessories (MAP™, MBA™, Passage®, Access-9™, AccessPLUS™, DoublePlay™, Honor® and RXP®).

•  drainage catheters and accessories (Resolve® locking and non-locking drainage catheters, One-Step™ centesis catheters and SPPT paracentesis kits, Revolution™, Merit® Drainage Depot™ and StayFix® drainage accessories)

•  pericardiocentesis catheters and procedure trays

•  thrombolytic infusion catheters and accessories (Fountain®, Mistique® and Squirt®)

•  diagnostic angiographic pigtail catheters, diagnostic cardiology and radiology catheters, and marker band catheters (Impress®, MultiPACK, MultiPACK Plus™, SofTouch® and Performa®)

•  guide catheters (Trax®)

•  percutaneous sheath introducers, obturators and vessel dialators (Prelude®, DialEase™, Merit MAK™ and S-MAK™ Mini Access Kits)

•  diagnostic guide wires (Inqwire®), and accessories (H2O Torq™, Keep™ and Ringmaster™) and

•  manifolds and stopcocks (Marquis® series, and Devos™)

•  radial artery compression systems (RadStat®)

•  contrast management systems, drip sets and spikes (Miser® and In-Line Contrast Management System™)

•  medication labeling system (Merit PAL™ pen and labels)

•  angiography needles and accessories (Majestik® series, Majestik® Shielded Needle, Secureloc™ Shielded Needle, ShortStop®, Merit Advance™, ShortStop Advantage™ and A.S.K. Merit Safety Access Kits™)

hydrophilic guide wires, (Merit H2O®)

•  pressure infusor bags

•  custom and standard kits, angiography procedure trays and packs, drapes and prep kits (First Step™)

•  spinal procedure trays and accessories (Epi-Fix™, Intellisystem® and Monarch®)

•  safety scalpel (Futura®)

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

The following paragraphs briefly describe and provide other information regarding our products:

Inflation Devices and Angioplasty Accessories.  Angioplasty is a procedure used to clear blockages in arteries by inserting and inflating a small balloon in the clogged arteries.  Our inflation devices are large, specialized syringes used to inflate balloon-tipped catheters in angioplasty procedures.  Our inflation devices incorporate patented, proprietary design features which contribute to their ease of use, including features that allow clinicians to engage or release the syringe plunger with one hand.  Each syringe also provides a clear view of the fluid path, which makes it easier for the user to “debubble” and to accurately measure the pressure in the syringe.

Our IntelliSystem® inflation device, which we believe was the first such device to incorporate electronic sensing and display features, is a disposable 20cc inflation syringe with an internal pressure transducer which connects to a monitor outside of the sterile field.  The IntelliSystem® monitor measures, times, records, and digitally displays information concerning the pressure, duration and number of each inflation and deflation of the angioplasty balloon.  We believe that electronic sensing and display of such information is more accurate and precise than most conventional analog gauges.  By using electronic sensors, important data can be stored and later retrieved, displayed and printed.

In 2003, we launched the patented IntelliSystem II™ color monitor, an advanced balloon inflation system.  It gives physicians several desirable options, including a large color touch screen, an instant readout of positive and negative pressures, and an enlarged graphing display to show subtle changes in pressure measurements.  In addition, the readouts are available in four languages.  The user can change settings and programming by simply touching the screen.   We believe we are the only company with digital technology sensitive enough to show subtle changes in pressure.

The Monarch® is a disposable inflation device that digitally displays data concerning pressure and duration of inflations and deflations on a small digital readout mounted on the barrel of the inflation syringe.  This small digital readout monitor does not offer the same display, storage or printing capabilities of the IntelliSystem®  and IntelliSystem II™, but does offer the convenience of portable, digital operation.  In 2003 we launched a 30-atmosphere version of the Monarch® to provide clinicians with additional options.

The Viceroy®, Basix™ and the BasixCompak™ are disposable inflation syringes that incorporate conventional analog pressure gauges mounted on the barrels of inflation syringes.  The Basix™ resembles devices marketed by our competitors, but includes our proprietary design features and benefits.  We believe the Basix™ and BasixCompak™ represent significant additions to our line of inflation devices and will contribute to increased sales where both clinical outcomes and pricing are priorities.

Hemostasis Valves.  Hemostasis refers to the stoppage of bleeding in an injured blood vessel.  We sell a line of hemostasis valves designed to complement our inflation devices.  These valves are also sold as a part of our angioplasty product packages.  This line of valves includes the MBA™, Passage®, AccessPlus™, Access-9™, Double Play™, and Honor® hemostasis valves.  These valves are made of clear polycarbonate plastic for strength and clarity; however, the devices vary in size and function.  The MBA™ and Honor® feature a valve mechanism that minimizes blood loss during exchange of wires, catheters and other tools through the valve.  The Access Plus™ and Access-9™ are large-bore configurations.  The Double Play™ incorporates a double “Y” configuration for kissing-balloon techniques.

Torque Devices.  Our standard torque device used in interventional procedures is a guide wire steering tool with a tapered design and contrasting colors for improved visibility.  The torque device typically is included as a component of our angioplasty packs.  We also provide a variety of torque devices used for diagnostic and hydrophilic guide wires (H20 Torq™).

Coronary Control Syringes.  Our disposable control syringes are utilized for one-handed control of the injection of contrast media and other fluids during angiography, angioplasty, and stent placement.  A stent is a device that is inserted into a vessel or passage to keep it open and prevent closure due to stricture or external pressure.  Control syringes are molded from polycarbonate material, which is tougher than glass and most other plastics used in the medical products industry.  We offer different models and sizes of control syringes with varying features, according to physician preference.  These features include different configurations of syringe handles, plungers, and connectors which allow operation of the syringe in a fixed or rotating position and varying volume sizes.  In response to customer need and request for smaller diameter diagnostic and guiding catheters, we have also developed several designs of control syringes that provide the user with higher injection pressures.  All of our control syringes are latex-free.

Specialty Syringes.  Our Medallion® syringes, a line of disposable, latex-free, color-coded specialty syringes, are used for injection of medications, flushing manifolds and other general purposes.  These syringes are molded of polycarbonate material for added strength and are available in hundreds of sizes, colors and custom printing combinations.  We color-code our syringes to minimize medication errors; color-coding allows doctors to assign a color for each medication to be dispensed and to differentiate syringes by their contents.  Our Medallion® syringes can be customized with medication names and strengths to meet the requirements set forth by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, and other governing bodies.  The VacLok® syringe is used to create negative pressure.  There are multiple clinical applications for a negative pressure syringe, including abscess drainage and biopsy, balloon preparation, nephrostomy drainage, and more.  We believe that the design, color-coding and materials used in our specialty syringes contribute to patient safety and more efficient procedures.  We sell the specialty syringes separately as well as in our custom kits.

Marquis® Series Stopcock.  Our Marquis® Series Stopcock offers improvements to competitive stopcock devices, including a large, easy-grip handle.  Stopcocks are manufactured in numerous design configurations and styles, including 1-way, 3-way, 4-way, 50 pounds per square inch (“psi”) to 1050 psi, on and off handles, fixed luer, rotating luer, and slip luer.  A large-bore stopcock is designed to facilitate fluid movement.  The large internal diameter, measuring 0.120 inches, is designed to move drainage fluid from the body.  Like all of our stopcocks, the large-bore version incorporates a clear body for easy visualization and a large, easy-to-manipulate, handle.  We have also incorporated this stopcock in several other products such as pressure infusor bags and drainage kits.

Manifolds.  Manifolds have a series of valves which control the flow of various fluids.  Manifolds are generally used to administer saline, imaging, and contrast fluids, as well as to manage blood-pressure, fluid injection and waste collection in angiography or angioplasty procedures.  We have designed our own manifold products consisting of one, two, three, four, or five valves.  When compared to manifolds sold by competitors, we believe that our manifold is easier to use, simplifies identification of flow direction, and provides leak-free operation under the pressures of manual or mechanical fluid injection.  Our manifold is sold separately as well as in our custom kits.

High-Pressure Contrast Injection Line.  During angiographic and diagnostic radiology procedures, contrast media is injected through a catheter into a patient’s artery or vein.  This is sometimes accomplished by a mechanical injector which can generate pressures up to 1200 psi and requires tubing that can withstand these pressures.  We offer high-pressure, braided and clear, specialty tubing.  Excite™ is a line of clear, flexible, high-pressure tubing that combines the features of tubing clarity and strength.  We currently offer specialty tubing that can handle pressures ranging from 500 to 1200 psi.  High pressure tubing is an important component of custom kits.

RadStat® Radial Artery Compression Device.   The RadStat® Radial Artery Compression Device is intended to apply direct pressure to the radial artery puncture site after diagnostic and interventional procedures.  In addition to rapid controlled hemostasis, the RadStat® immobilizes the wrist comfortably, facilitating a patient’s recovery.

Waste Containment Systems.  Because of heightened awareness of the risks associated with blood and related waste materials, hospitals have moved toward closed systems whenever possible.  To address these concerns, we have designed a waste containment bag which connects to a manifold in a closed system and collects waste materials such as blood and other fluids during angioplasty or other procedures.  Our Disposal Depot™ is self-contained for simplified disposal and reduced risk of contamination.  The Backstop® and Backstop Plus™ are unique and proprietary alternative fluid disposal basins designed to reduce exposure to blood-borne pathogens.  The MiniStop™ and MiniStop+™ are designed to meet the needs of clinical procedures that accumulate smaller volumes of waste.  The DugOut®, a large volume (1000 ml) line extension to the Backstop®, also contains an additional compartment for the storage of accessories.  The Triple Play™ combines the features of a covered waste basin, an absorbent catch basin, and ancillary product tray.

Contrast Management Systems.  The Miser™ and the In-Line Contrast Management System™ are designed to reduce the waste of various contrast media and increase catheterization lab efficiencies.  The Miser system’s blue fluid level indicator disk is designed to minimize air from entering the contrast line and to potentially be injected into the patient.   We believe that this small system helps hospitals save thousands of dollars a year in wasted contrast.

Majestik® Angiographic Needles.  The angiography needle creates the percutaneous (through the skin) access site for virtually all invasive diagnostic and interventional procedures performed in cardiology and radiology.  The needle provides the initial point of entry site for the introducer sheath, guide wires, catheters and any other diagnostic and interventional devices.  Our Majestik® and Merit Advance needles help physicians achieve precise vascular access with one of the sharpest angiography needles on the market.

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

Fountain® and Mistique® Infusion Catheters.  Vascular occlusion is a common anomaly that affects millions of patients each year.  Both the Fountain® and the Mistique® catheters deliver therapeutic solutions intended to dissolve blood clots in peripheral arteries, hemodialysis grafts and deep veins.  The Fountain® catheter utilizes an occluding wire to effectively block off the end hole and direct the infusion therapy uniformly through the laser-drilled side holes.  The Mistique® is designed to be used over standard 0.035 or 0.038 inch guide wires to block off the end hole and direct the infusion therapy uniformly through the side holes.

Squirt® Fluid Dispensing System.  The Squirt® fluid dispensing system is a unique and proprietary product designed to deliver fluid in a controlled, accurate and consistent manner.  The device is available stand-alone as well as packaged with the Fountain® Catheter.

Prelude® and DialEase® Introducer Sheaths.  In 2005, we launched the Prelude® Sheath Introducer, a new beginning in vascular access.  The product was specifically designed to meet customer requirements.  The DialEase® Introducer Sheath (a registered trademark of Thomas Medical) is a short introducer ideally suited for dialysis graft intervention.  It is commonly used in conjunction with the Fountain® and Mistique® therapeutic infusion catheters to declot dialysis grafts and as and acute hemodialysis catheter.

Merit MAK™ and Merit S-MAK™ Mini Access Kits.   In 2004, we introduced the Merit MAK™ Mini Access Kit for those clinical applications requiring small, 21-gauge needle introduction.  Kit configurations provide the necessary components for vascular access.  In 2006 the S-MAK™ was launched with a stiffened version of the standard product.

Vessel Dilators and Obturators.  Dilators are used to dilate puncture sites.  They are commonly used in radiology and cardiology over a 0.035 or 0.038 inch guide wire to dilate the site prior to placing sheaths and catheters.  Obturators are used to maintain, sheath patency and improve patient comfort.

InQwire® Diagnostic Guide Wires.  Guide wires consist of a small-diameter wire tightly wrapped in a coated wire coil.  Production of these wires requires considerable technology, and we utilize our guide wire center of excellence in Ireland to manufacture the InQwire® Diagnostic Guide Wire.  Guide wires vary in length, outside diameter and tip configuration, and are used to place either a diagnostic or therapeutic catheter into a patient.

Merit H20® Hydrophilic Guide Wires and Accessories.  In late 2003, we launched a line of hydrophilic guide wires.  The H20 Torq™ guide wire torque device complements our guide wire offerings.

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

One-Step™ Centesis Catheter.  The One-Step™ centesis catheter is intended to be used for short-term centesis procedures.  It incorporates a luer-locked introducer needle for secure, one-handed placement.  The tip of the introducer needle is echogenically enhanced for visualization during ultrasound-guided placement.  The transition between the catheter and needle is smooth to facilitate insertion.  In 2003, we launched a line of safety kits, including the One-Step centesis catheter.

Resolve® Universal Drainage Catheter with Locking and Non-Locking Pigtail.  The Resolve® Universal Drainage Catheter with non-locking pigtail is a standard drainage catheter designed to expand our drainage products offerings.  In 2006, we expanded the drainage catheter offerings to include a full line of proprietary locking catheters.

Revolution™ and StayFix® — Catheter Fixation Devices.  The Revolution™ is the most recent addition to our drainage accessory line of products.  The Revolution™ is a three-point catheter fixation device that allows visibility of the puncture site.  The StayFix® is a one-piece catheter tube securing device and dressing for percutaneous drainage sites.  These products provide comfortable, low-profile fixation for catheters and tubes.  Catheter securement devices are used in interventional radiology, special procedures, cardiology, urology, home health care, and skilled nursing facilities.

Drainage Depot™.  Our Drainage Depot™ is specifically designed to temporarily collect fluids.  It incorporates a drainage spout for quick and easy fluid disposal, and an internal anti-reflux valve to help prevent fluid from backing up the line.  The bag also comes packaged with an adjustable Velcro® strap that can be used to attach the device to the patient’s waist or leg.

Meritrans® Pressure Transducer and Accessories.  Diagnostic blood pressure monitoring is a critical priority in virtually all diagnostic and interventional procedures.  We believe the Meritrans® provides clinicians with reliable and precise blood pressure measurement and that the clear flow-through design makes flushing and debubbling simple and safe.  The transducer is a vital component of many custom kit configurations.  Pressure monitoring tubing and stopcocks are common ancillary products to complement the Meritrans®.  We provide several reusable accessories to support the Meritrans®.  The Merit Mentor™ is a transducer calibration and troubleshooting device that insures accuracy and repeatability of physiologic pressure measurements.  Reusable transducer cables connect the Meritrans® to the bedside monitor.  Organizing brackets hold multiple transducers to beds and IV poles according to the needs of the user.

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

ShortStop® and ShortStop Advantage™.  The ShortStop® and ShortStop Advantage™ are small temporary sharps containers with an adhesive base that fits on the back table in a clinical lab, used for the temporary containment of needles, scalpels and other sharp tools to help prevent inadvertent clinician injury.  Smaller versions of the ShortStop® have recently been added as differentiating features to the Backstop+™ and MiniStop+™.  The ShortStop Advantage™ incorporates an additional side loading feature.

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

Diagnostic Peripheral Radiology Catheters.   The Impress®, Performa®, and Softouch® peripheral catheters are engineered and designed with distinct tip configurations to access specific vessels and organs outside the heart (head, kidneys, legs, etc).  We acquired a series of peripheral catheter products from Mallinckrodt’s Angleton division in 1999.  Since then, we have invested in significant product improvements and line extensions, including MultiPACK Plus™ catheters with wires and sheaths.

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

Medication Labeling System.    The Merit PAL™ (pen and labels) is a strategically designed medication labeling system that complies with JCAHO’s latest patient safety goals.  The labels have been designed to be placed on syringes, medicine cups, bowls and other procedural basins that hold fluids and drugs.

Custom Kits.  Custom kits allow physicians to obtain the medical devices and accessories they most frequently use during angiography, angioplasty and similar procedures in a convenient, pre-packaged and preassembled form.  Custom kits also provide cost savings over purchasing single products and reduce hospitals’ administrative costs associated with maintaining inventory of individual sterile products.

Procedural Trays and Packs.   Our 2004 acquisition of the Medsource assets enabled us to add a new level of service to customers through the distribution of a comprehensive line of custom procedure packs and trays.

MARKETING AND SALES

Target Market/Industry.  Cardiovascular disease continues to be a leading health problem in the United States.   According to American Heart Association estimates, almost 80 million Americans, or approximately 28% of the population, have one or more types of cardiovascular disease.  Cardiovascular disease accounts for almost 900,000 deaths annually, more than 36% of the U.S. total.  We derive a majority of our sales revenues from products used in angiography and angioplasty procedures designed to treat cardiovascular disease.  We believe that the greatest potential to diagnose and treat the disease comes from the use of transcatheter technologies, meaning products utilizing vascular catheterization procedures such as balloons, bare metal and drug eluding stents, and technologies aimed at defect repair.  We intend to pursue additional sales growth by building on our existing market position in both catheter technology and accessory products.

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

A large number of current research and development projects focus on improving the diagnosis of cardiovascular disease, improving the issue of restenosis, and developing other less invasive alternatives to open-heart surgery.  In recent years, researchers have focused their interests on technologies and products that support the increased use of transcatheter approaches to reduce the mortality rate of cardiovascular disease.  These new technologies and procedures include drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy, and transmyocardial revascularization.  One area of specific interest to us is transradial catheterization, in which a doctor introduces vascular catheters through the radial artery, allowing a patient’s rapid mobility, which ultimately reduces total patient cost.  We plan to continue to develop and launch innovative products to support these clinical trends.

Market Strategy.  Our marketing strategy is focused on identifying and introducing a continual flow of highly profitable differentiated products that meet customer needs.  In order to stay abreast of customer needs, we seek suggestions from hospital personnel working with our products in cardiology and radiology applications.  Suggestions for new products and product improvements may come from engineers, sales people, physicians and technicians who perform the clinical procedures.

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

U. S. Sales.  Sales of our products in the United States accounted for 72%, 73% and 75% of our total sales for the years ended December 31, 2006, 2005 and 2004, respectively.  Our direct sales force currently consists of a Vice President of Sales, eight regional sales managers and 63 direct sales representatives and clinical specialists located in major metropolitan areas throughout the United States.  Our sales people are trained by personnel at our facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings, by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

International Sales.  Approximately 100 independent dealer organizations distribute our products worldwide, including territories in Europe, Africa, the Middle East, Asia, South and Central America, and Canada.  We have appointed a Vice President for International Sales outside Europe and the United States.  We also have a Vice President of European Sales and an international sales and distribution office in Maastricht, The Netherlands.  Approximately 20 direct sales representatives and country managers presently sell our products in Germany, France, the United Kingdom, Belgium, The Netherlands, Denmark, Sweden, and Ireland.  In 2006, our international sales grew approximately 18% over our total sales for the years ended December 31, 2005 and 2004, respectively, and accounted for approximately 28% of total sales.  With the recent and planned additions to its product lines, we believe that our international sales will increase.

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

In 2006, our U.S. domestic sales force made approximately 43% of our U.S. sales directly to U.S. hospitals, and they made approximately 15% of U.S. sales through other channels such as U.S. customs packagers and distributors.  Approximately 28% of our sales were made by our direct European sales force, international distributors, and our OEM sales force to international markets.  Sales to our single largest customer, a packer, accounted for approximately 6% of total sales during the year ended December 31, 2006.  We generally manufacture products for other medical device companies through our OEM program.  During the year ended December 31, 2006, OEM sales represented approximately 14% of our total revenue, including approximately 8% of which was purchased by international OEM companies.

RESEARCH AND DEVELOPMENT

We believe that one of our historic strengths has been our ability to quickly adapt our expertise and experience in injection molding, insert molding, catheter extrusion and tipping, guide wire assembly, and electronic and sensor technologies, and to apply these core competencies toward innovative new products and product improvement.  Our development efforts are presently focused on disposable, single-patient or single-use items, which can be included in our custom kits or sold separately.

Our Chief Executive Officer frequently devotes a portion of his time to research and development.  Research and development expenses were approximately $8.6 million, $7.0 million, and $5.1 million in 2006, 2005, and 2004, respectively.  We did not conduct any customer-sponsored research and development during those periods.  We anticipate that our research and development expenses will range between approximately 4% and 5% of net sales during the year ending December 31, 2007.

MANUFACTURING

We manufacture many of our products utilizing our proprietary technology and our expertise in plastic injection and insert molding.  We generally contract with third parties for the tooling of molds, but we design and own all of our molds.  We utilize our experience in injection and insert molding technologies in the manufacture of most of the custom components used in our products.

We either assemble the electronic monitors and sensors used in our IntelliSystem® and Monarch® inflation devices from standard electronic components or we purchase them from suppliers.  In July 1994, we acquired a 73% interest in Merit Sensor Systems, which develops and markets silicon sensors.  In August 1999, we acquired the remaining interest in that company.  It is presently supplying virtually all of the sensors we utilize in our digital inflation devices.

Our products are manufactured at several factories including facilities located in South Jordan and Murray, Utah; Santa Clara, California; Galway, Ireland; Venlo, The Netherlands; Angleton, Texas; and Chester, Virginia.  Our manufacturing capabilities are being expanded into a contract manufacturing facility in Mexico.  See Item 2. “Properties.”

We believe that our variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long-term relationships with such suppliers, promote stability in our manufacturing process.  Historically, we have not been materially affected by interruptions with such suppliers.  Furthermore, we have developed contingency plans to engage back-up suppliers, materials and components in the event of supply interruptions.

COMPETITION

We compete in the domestic and international cardiology and radiology markets, which encompass a large number of suppliers of many different sizes.  We compete with more than 30 different companies.  These firms include small firms, such as Possis Medical and Angio Dynamics; medium-sized companies like Cook, Arrow, and ICU Medical; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Medtronic, and C.R. Bard.   Many of our competitors have substantially greater financial, technical, and marketing resources than we do.

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

Based on available industry data with respect to the number of procedures performed, we believe that we are one of two market leaders in the United States for control syringes, tubing, and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific), and we are the world market leader for inflation devices and hemostasis accessories.  We also believe that the recent and planned additions to our product lines will enable us to compete more effectively in both U.S. and international markets.  For example, our IntelliSystem® II color monitor provides considerable improvements, including visibility of pressure data in our existing, patented, digital technology.  We believe that we are a leading provider of digital inflation technology in the world.  There is no assurance, however, that we will be able to maintain our existing competitive advantages or compete successfully in the future.

We derive a substantial majority of our revenues from sales of products used in diagnostic angiography and interventional angioplasty and stent procedures.  Medical professionals are starting to use newer procedures, devices, and drugs for the treatment and prevention of cardiovascular disease such as laser angioplasty, atherectomy procedures, and drug therapies, the effect of which may be to render some of our products obsolete or to limit the markets for our products.  However, with the advent of vascular stents and other procedures, we have experienced continued growth in proprietary inflation technology.

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

We consider our proprietary technology to be important in the development and manufacture of our products.  We seek to protect our technology through a combination of patents, trademarks, trade secrets, copyrights, and confidentiality agreements.  We generally seek patent protection of our technology in the United States and certain foreign countries where such protection appears to be advantageous.  We have received 108 issued U.S. and foreign patents, and other U.S. and foreign patent applications are currently pending.  Fifteen U.S. and foreign patents were issued to us during 2004, 2005 and 2006.  These patents are directed to the following innovations:

•                  U.S. Patent No. 7,035,741 is directed to systems and methods for accurately measuring fluid

•                  U.S. Patent No. 6,966,893 is directed to an over pressurization relief apparatus.

•                  U.S. Patent No. 6,719,017 is directed to our DugOut® disposal basin.

•                  U.S. Patent No. 6,800,069 is directed to an innovative modularized infusion pump.

•                  U.S. Patent No. 6,814,427 is directed to innovative systems and methods for accurately measuring fluids.

•                  U.S. Patent  No. 6,966,893 is directed to an innovative over pressurization relief apparatus.

•                  U.S. Patent No. D502,993 S is directed to the ornamental design for a waste collection container.

•                  Belgium Patent No. 1229948 is directed to a hemostasis valve apparatus.

•                  France Patent No. 1229948 is directed to a hemostasis valve apparatus.

•                  German Patent No. 1229948 is directed to a hemostasis valve apparatus.

•                  Japan Patent No. 3157834 is directed to a transducer housing with a calibration port.

•                  Japan Patent No. 3790474 is directed to a hemostasis valve with integral introducer.

•                  Luxembourg Patent No. 1229948 is directed to a hemostasis valve apparatus.

•                  The Netherlands Patent No. 1229948 is directed to a hemostasis valve apparatus.

•                  United Kingdom Patent No. 1229948 is directed to hemostasis valve apparatus with an integral introducer.

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

Although certain of our patents related to inflation devices will expire in 2008 and other patents will expire thereafter, we expect that related products will continue to be valuable, in part because of proprietary innovations made since the issue of the initial patent.  In 1992, we were granted a license to use the patented IntelliSystem® and Monarch® inflation devices.  In return, we are paying a 5.75% ongoing royalty to the licensee, not to exceed $450,000 annually.  Royalties paid for such license in each of 2006, 2005 and 2004 were $450,000.

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

We have also registered or applied for registration of several trade names or trademarks.  See “Products” above.  We have received 139 U.S. and foreign trademark registrations, and other U.S. and foreign trademark applications are currently pending.  We place copyright notices on our instructional and advertising materials and have registered copyrights relating to certain software used in our electronic inflation devices.

REGULATION

The U.S. Congress has passed the Federal Food, Drug, and Cosmetic Act (the “Food, Drug and Cosmetic Act”).  Under the Food, Drug and Cosmetic Act, and through its own rules, the U.S. Food and Drug Administration (“FDA”) regulates the development, testing, packaging, labeling, and marketing of medical devices and manufacturing procedures relating to these devices.  In general, the FDA requires that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.  We employ a Vice President of Regulatory Affairs and a Vice President of Quality Systems who are responsible for compliance with all applicable FDA regulations.  Although we believe that we are currently in material compliance with these requirements, any failure on our part to comply with all applicable current and future regulations could adversely affect our business.

The FDA’s Quality Systems Regulations define the requirements for our manufacturing processes, require the maintenance of certain records, and provide for unscheduled inspections of our facilities.  We must also comply with certain requirements of state, local, and foreign governments in the manufacture and marketing of the Company’s products.

New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval (“PMA”) regulations promulgated by the FDA and similar regulatory authorities in foreign countries.  New products in either category require extensive documentation, careful engineering, and manufacturing controls to ensure quality.  Products needing PMA approval require extensive pre-clinical and clinical testing and approval by the FDA prior to marketing.  Products subject to the Section 510(k) of the Food Drug and Cosmetic Act require FDA clearance prior to marketing.  To date, our products have required only compliance with Section 510(k).  Most of our products are subject to foreign regulatory approvals before they may be marketed abroad.  We place the “CE” mark on devices sold in Europe. The CE mark represents that a product has met EU health, safety, and environmental requirements,  We have received ISO 13485 certification for our Utah and Texas facilities.  We have received EN ISO 13485 certification for our Galway, Ireland facility. We have also received ISO 9001:2000 certification for our Merit Sensor Systems. facility in Santa Clara, California.

EMPLOYEES

As of December 31, 2006, we employed 1,709 people, including 1,278 in manufacturing; 145 in sales and marketing; 169 in engineering, research and development; and 117 in administration.

Many of our present employees are highly skilled.  Our failure or success will depend, in part, upon our ability to retain such employees.  We believe that an adequate supply of skilled employees is available.  We have, from time-to-time, experienced rapid turnover among our entry-level assembly workers, as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training replacement and new entry-level employees.  All of our employees are bound by confidentiality policies.   None of our employees are represented by a union or other collective bargaining group.  We believe that our relations with our employees are generally good.

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

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to certain risks and uncertainties.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected or expected.  Among the key factors that may have a direct bearing on our business, operations, or financial condition are the factors identified below:

Our products may be subject to recall or product liability claims.

Our products are used in connection with invasive procedures and in other medical contexts in which it is important that those products function with precision and accuracy.  If our products do not function as designed, or are designed improperly, we may choose to or be forced by regulatory agencies to withdraw such products from the market.  In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages.  Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

We generally offer a limited warranty for product returns which are due to defects in quality and workmanship. We attempt to estimate our potential liability for future product returns and we establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves. If we underestimate our potential liability for future product returns, or if unanticipated events result in returns or warranty obligations that exceed our historical experience, our financial condition and operating results could be materially and adversely affected.

We may be unable to protect our proprietary technology or may infringe on the proprietary technology of others.

Our ability to remain competitive is dependent, in part, upon our ability to prevent other companies from using our proprietary technology incorporated into our products.  We seek to protect our technology through a combination of patents, trademarks, and trade secrets, as well as licenses, proprietary know-how and confidentiality agreements.  We may be unable, however, to prevent others from using our proprietary information, or continue to use such information our self, for numerous reasons, including the following, which could have a material adverse effect on the Company’s business, operations, or financial condition:

•                  Our issued patents may not be sufficiently broad to prevent others from copying our proprietary technologies;

•                  Our issued patents may be challenged by third parties and deemed to be overbroad or unenforceable;

•                  Our products may infringe on the patents or other intellectual property rights of other parties, requiring us to alter or discontinue our manufacture or sale of such products;

•                  Costs associated with seeking enforcement of our patents against infringement, or defending our self against allegations of infringement, may be significant;

•                  Our pending patent applications may not be granted for various reasons, including over breadth or conflict with an existing patent; and

•                  Other persons may independently develop, or have developed, similar or superior technologies.

Termination of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.

We rely on raw materials, component parts, finished products, and services supplied by outside third parties in connection with our business.  For example, substantially all of our products are sterilized by a few entities.  In addition, some of our products are manufactured or assembled by third parties.  If a supplier of significant raw materials, component parts, finished goods, or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our end customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business, operations or financial condition.

We may be unable to successfully manage growth, particularly if accomplished through acquisitions.

Successful implementation of our business strategy will require that we effectively manage any associated growth.  To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to improve our information systems and operations to respond to increased demand, to attract and retain qualified personnel, and to develop, train, and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

To the extent that we grow through acquisition, we will face the additional challenges of integrating our current operations, culture, informational management systems and other characteristics with that of the acquired entity.  We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may inherit certain liabilities in connection with each acquisition.  In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s).  If we do not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business.

Substantially all of our products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act, (“FDA”) and the manufacture, distribution, record keeping, labeling and advertisement of our products are subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered and sold.  Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA’s Quality System Regulations and similar requirements of foreign countries.  In addition, we are subject to certain export control restrictions governed by the U.S. Department of the Treasury and may be governed by other regulatory agencies in various foreign countries in which products are exported.  Our business, operations, or financial condition could be adversely affected if we are found to be out of compliance with governing regulations.  If such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could have a material adverse effect on our business, operations, or financial condition.

A significant portion of our revenues are derived from a few products and procedures.

A significant portion of our revenues are attributable to sales of our inflation devices.  During the year ended December 31, 2006, sales of our inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 31% our total revenues.  Any material decline in market demand for our inflation devices could have an adverse effect on our business, operations or financial condition.

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

In addition, our ability to compete successfully is dependent, in part, upon our response to changes in technology and to our efforts to develop and market new products which achieve significant market acceptance.  Competing companies with substantially greater resources than us are actively engaged in research and development of diagnostic and interventional methods, treatments, and procedures that could limit the market for our products and eventually make certain products obsolete.  A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business, operations or financial condition.

The market price of our common stock has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, highly volatile for various reasons, including the following, which could have a material adverse effect on our  business, operations or financial condition:

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

•                  Any restatement of our financial statements or any investigation of us by the SEC, the FDA  or another domestic or foreign regulatory authority; and

•                  A general decline, or rise, of stock prices in the capital markets generally.

Fluctuations in Euro and GBP exchange rates may negatively impact our financial results.

Fluctuations in the rate of exchange between the Euro and GBP relative to the value of the U.S. Dollar could have a negative impact on our margins and financial results.  For example, during 2006, the exchange rate between the Euro and the U.S. Dollar resulted in an increase in our gross revenues of approximately $21,000 and .01% in gross profit.

For the year ended December 31, 2006, approximately $20 million, or 10.5%, of our sales were denominated in Euros and GBP.  If the rate of exchange between the Euro and the GBP declines, against the U.S. Dollar, we may not be able to increase the prices we charge our European customers for products whose prices are denominated in Euros and GBP.  Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates.  As a result, if the rate of exchange between Euros and GBP declines, against the U.S. Dollar, our financial results may be negatively impacted.

We are dependent upon key personnel.

Our success is dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer.  Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and the Company does not maintain key man life insurance on his life.  The loss of Mr. Lampropoulos, or of certain other key management personnel, could have a material adverse effect our business and operations.  Our success also depends on, among other factors, the successful recruitment and retention of key operating, manufacturing, sales and other personnel.

We are subject to work stoppage, transportation and related risks.

We manufacture products at various locations in the United States and in Ireland and sell our products worldwide.  We depend on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to our various facilities and to move our products to customers, operating divisions, and other subsidiaries located worldwide.  Our manufacturing operations, and the operations of the transportation companies on which we depend, may be adversely affected by natural disasters or significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event.  Any disruption in our manufacturing or transportation could materially adversely affect our ability to meet customer demands or our operations.

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

Item 1B.                 Unresolved Staff Comments.

There are no outstanding SEC Staff comments.

Item 2.                          Properties.

We own approximately 23 acres of real property situated in the city of South Jordan, Utah, surrounding an additional ten acres of leased real property on which our principal office and manufacturing facility is located.  We sold the ten-acre site to an unrelated developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility.  Monthly lease payments attributable to the ten-acre parcel are approximately $138,000.  We also hold an option to purchase the facility, exercisable at market value after 25 years.  During 2004, we acquired an additional four acres of property south of and adjacent to our current property in South Jordan, Utah.  During 2005, we acquired an additional seven acres of property just west of our current facility in South Jordan, Utah.  The acquisition of these additional properties will potentially enable us to expand our operations in the future as property surrounding our existing facilities is limited due to increased development over the past few years.  At the end of 2004, we completed a 47,000 square foot facility in South Jordan, Utah.  This facility is used primarily for research, development and pilot production clean rooms.  We also intend to use this ancillary facility to relocate our production of sensors from Santa Clara, California.  We completed a 140,000 square foot facility located in South Jordan, Utah in September of 2005.  This facility is used for injection and insert molding production, an automated finished goods warehouse, and management information system employees. The new facilities in South Jordan, Utah are designed to increase our clean room production capacity and administrative office space to meet current and projected demand that we anticipate we will experience over the next several years.

We own a building of approximately 65,000 square feet with approximately three acres of land, in Galway, County Galway, Republic of Ireland, which serves as our principal office and manufacturing facility for our European operations.  The facility houses a research and development team, which developed our diagnostic guide wire, and is working to develop other new products.  We also manufacture other products at the Galway facility.  During 2004, we completed a 40,000-square-foot expansion of our Galway facility.  This expansion is designed to provide additional production capacity and office space to meet our current and anticipated needs.  Our Galway property has been improved and equipped on terms favorable to us in connection with economic development incentives and grants provided by the Irish government.

We lease a manufacturing facility of approximately 69,000 square feet located in Murray, Utah.  The Murray facility is used for production of several of our products.  The leases related to three of the units at the Murray facility expired in 2004, and leases related to six of these units will expire in 2007.  The aggregate monthly lease payments on these Murray facilities are approximately $36,000 and will expire in 2007.

We also lease 8,500 square feet of manufacturing and office space located in Santa Clara, California for the production of sensors.  This lease runs through August 2007 at a monthly cost of approximately $14,000.  We do not currently plan to renew our Santa Clara, California lease, as we currently intend to relocate our sensor operations to a new facility that was built in South Jordan, Utah during 2005.  We currently anticipate that this move which began during the second half of 2006 will be completed in 2007.  We intend to upgrade our wafer fabrication production to improve capacity and quality and reduce costs at our South Jordan facility prior to closing our Santa Clara, California operation.

We own approximately 19 acres of land and a 75,000 square foot building in Angleton, Texas.  The facility is used for the production of catheter related products.

We own approximately 12 acres of land and a 100,000 square foot building in Chester, Virginia.  The facility is used for production of custom procedure trays used in the medical industry.

We recently relocated our MCTec operations to a manufacturing facility of approximately 10,000 square feet located in Venlo, The Netherlands.  The facility is used for the coating of wires and tubing for medical devices.  The lease will expire in January of 2011.  The current monthly lease payment is approximately $8,000.  In addition, we purchased approximately three acres of land in Beek, The Netherlands.

We believe that our existing and proposed facilities will generally be adequate for our present and future anticipated levels of operations.

Item 3.                          Legal Proceedings.

In the course of conducting its business operations, we are, from time to time, involved in litigation and other disputes.  Our management does not currently anticipate that any pending litigation or dispute against us will have a materially adverse effect on our business, operations or financial condition.

Item 4.                          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.                           Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of

                                                                 Equity Securities.

MARKET PRICE FOR THE COMMON STOCK

Merit’s common stock (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “MMSI.”  The following table sets forth high and low sale prices for the Common Stock for the periods indicated.

For the year ended December 31, 2006	High	Low
First Quarter	$15.00	$11.90
Second Quarter	$13.76	$10.60
Third Quarter	$14.74	$12.42
Fourth Quarter	$16.79	$12.66

For the year ended December 31, 2005	High	Low
First Quarter	$15.05	$11.46
Second Quarter	$15.86	$11.67
Third Quarter	$18.32	$15.14
Fourth Quarter	$17.70	$11.60

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

As of March 5, 2007 the number of shares of Common Stock outstanding was 27,649,986 held by approximately 188 shareholders of record, not including shareholders whose shares are held in securities position listings.

DIVIDENDS

We have never declared or paid cash dividends on the Common Stock.  We presently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on the Common Stock in the foreseeable future.  In addition, our revolving line of credit contains covenants prohibiting the declaration and distribution of a cash dividend at any time prior to the termination of such line of credit.

Performance Graph

      The following graph compares the performance of Merit’s common stock with the performance of the Nasdaq Stock Market (US Companies) and Nasdaq Stocks (SIC 3840-3849 US Companies - Surgical, Medical and Dental Instruments and Supplies) for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.

 |

	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
Merit Medical System Inc.	$100	$133	$265	$182	$144	$188
Nasdaq Stock Market (US Companies)	$100	$69	$103	$112	$115	$126
Nasdaq Stocks (SIC 3840-3849 US Companies)	$100	$82	$119	$140	$154	$163

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested.  Past performance is not necessarily an indicator of future results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding our equity compensation plans as of December 31, 2006 (in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders	3,797	(1),(3)	$11.03	1,942	(2),(3)
Equity compensation Plans not approved by security holders	100	(4)	$10.13
Total	3,897		$11.01	1,942

(1)             Consists of 3,797,296 shares subject to the options granted under our Stock Incentive Plans.

(2)             Consists of 406,361 shares available to be issued under our Employee Stock Purchase Plans and 1,536,040 shares available to be issued under our Stock Incentive Plans.

(3)             See Note 10 to our consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

(4)             Consist of warrants issued in the acquisition of MedSource in 2004 — See Note 2 to our consolidated financial statements set forth in Item 8 of this report for additional information regarding this acquisition.

Item 6.                          Selected Financial Data  (in thousands).

	Years Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA:
Net Sales	$190,674	$166,585	$151,398	$135,953	$116,227
Cost of Sales	117,596	97,493	83,908	75,230	67,712
Gross Profit	73,078	69,092	67,490	60,723	48,515

Operating Expenses:
Selling, general and administrative	45,486	38,579	35,071	30,468	27,732
Research and development	8,582	6,992	5,079	4,626	4,008

Total operating expenses	54,068	45,571	40,150	35,094	31,740

Other Operating Income
Gain on sale of land				508

Income From Operations	19,010	23,521	27,340	26,137	16,775

Other Income(Expense):
Litigation settlement			100	475
Interest income	250	491	556	386	97
Interest expense	(12)	(18)	(6)	(10)	(94)
Miscellaneous income (expense)	(64)	(94)	16	34	(16)
Other income—net	174	379	666	885	(13)

Income before income taxes	19,184	23,900	28,006	27,022	16,762

Income Tax Expense	6,883	8,122	10,074	9,727	5,452

Net Income	$12,301	$15,778	$17,932	$17,295	$11,310

Earnings Per Common Share:
Diluted	$0.44	$0.57	$0.65	$0.64	$0.43

Average Common Shares:
Diluted	28,245	27,847	27,691	27,034	26,238

BALANCE SHEET DATA:
Working capital	$54,972	$43,693	$54,944	$56,931	$34,582
Total assets	182,668	162,247	139,877	107,301	78,305
Long-term debt	0	2	5	0	17
Stockholders’ equity	$151,212	$132,484	$111,052	$88,244	$63,399

During the quarter ended December 31 2006, we determined it was not likely that we would pursue the product associated with the intellectual property and assets acquired from Sub-Q due to other priorities and opportunities.  Therefore, we recorded an impairment charge of approximately $929,000, during the quarter primarily relating to intellectual property assets acquired from Sub-Q Inc. in March, 2005.

During the quarter ended December 31, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

During the year ended December 31, 2004, we accrued severance costs totaling approximately $663,000 related to the termination of certain executive employees.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During 2006, we released several new products, including the MultiPACK plus™ catheters, PAL™ pen & labeling system, S-Mak™ catheter, Revolution™ securement device and the Resolve® locking catheter.  In addition, we made two product acquisitions:  the Honor® hemostasis valve from Millimed, and the Futura® safety scalpel from Hypoguard.  The most significant product release of 2006 was the Resolve® locking catheter.  The Resolve® locking catheter offers higher gross margins than our existing corporate gross margins, and we expect this product will help to improve our 2007 sales growth.   We continued to see our gross margins decline during 2006 over the prior year.  In an effort to lower product costs, we moved the manufacturing of one of our product lines to Mexico during 2006 and have identified two other product lines that we will move to Mexico during the first half of 2007.  During 2007, the Company will continue to review product lines that can be transferred to Mexico or other low cost alternative sites in an effort to reduce product costs and improve our overall gross margins.

For the year ended December 31, 2006, we reported net sales of $190.7 million, up $24.1 million or 14% over the comparable period in 2005.  Net sales growth in 2006 was primarily driven by increased sales of our stand-alone products and our procedure tray business.

Our gross margins as a percentage of sales were down to 38.3% for the year ended December 31, 2006, compared to 41.5% for year ended December 31, 2005.  This decline resulted primarily from expenses incurred during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment. Gross margins in 2006 were also affected by the increased cost of direct labor, increased health insurance costs and the adoption of SFAS No. 123(R).

Net income decreased for the year ended December 31, 2006 to $12.3 million, compared to $15.8 million for the prior year period.  When compared to the prior year, net income for the year ended December 31, 2006 was positively affected by increased sales volumes, and negatively affected by lower gross margins; higher research and development spending; $1.5 million attributable to the adoption of SFAS No. 123(R) and increased selling, general, and administrative expenses, which included an impairment charge of approximately $929,000 relating to the intellectual property acquired from Sub-Q Inc.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Gross profit	38.3	41.5	44.6
Selling, general and administrative expenses	23.9	23.2	23.2
Research and development expenses	4.5	4.2	3.4
Income from operations	10.0	14.1	18.1
Income before income tax expense	10.1	14.3	18.5
Net income	6.5	9.5	11.8

Our net sales increased by $24.1 million, or 14.5%, in 2006, compared to an increase of $15.2 million, or 10%, in 2005, and an increase of 15.4 million, or 11.4%, in 2004.  We report sales in four product categories.  Listed below are the sales relating to these product categories for the years ended December 31, 2006, 2005 and 2004:

	Twelve Months Ended
	December 31,
	% Change	2006	% Change	2005	% Change	2004	2003
Inflation devices	9%	$56,978	5%	$52,319	11%	$49,672	$44,583
Custom kits & procedure trays	15%	56,009	15%	48,740	9%	42,533	39,044
Stand-alone devices	19%	55,824	8%	46,900	8%	43,226	39,919
Catheters	17%	21,863	17%	18,626	29%	15,967	12,407
Total	14%	$190,674	10%	$166,585	11%	$151,398	$135,953

Our revenues increased during 2006, notwithstanding the fact that the markets for many of our products are experiencing slight pricing declines as our customers try to reduce their costs.  Substantially all of the increase in our revenues was attributable to increased unit sales, except for a slight increase in revenues attributable to an increase in the exchange rate between the Euro and the U.S. Dollar which increased sales by .01% in 2006 compared to 2005, .09% in 2005 compared to 2004, and 1.2% in 2004 compared to 2003.  Unit growth for 2006, 2005, and 2004 resulted primarily from a procedural growth rate of approximately 6-8%.   In addition, unit growth in 2006, 2005 and 2004 was attributable, in part, to our introduction of new products which accounted for approximately 5%, 4%, and 5%, respectively, for total sales for such periods.  Sales growth for 2006 was also favorably effected by an increase of 3% related to acquisitions, which was primarily driven by the acquisition of MCTec made in December of 2005.  Total sales from MCTec in 2006 were approximately $4.0 million.  Other unit growth increases in 2006, 2005, and 2004 came from market share gains.  International sales in 2006 were approximately $53.7 million, or 28% of total sales; international sales in 2005 were approximately $45.3 million, or 26% of total sales; and international sales in 2004 were approximately $37.5 million, or 25% of total sales.  These increases primarily resulted from greater acceptance of our products in international markets, ongoing growth in our European direct sales, and increased sales related to improvement in the exchange rate between the Euro and the U.S. Dollar, as discussed above.  Our total direct sales in France, Germany, the U.K., Belgium, The Netherlands and Ireland were $20.0 million, $20.0 million, and $18.9 million in 2006, 2005, and 2004, respectively.

Our gross profit as a percentage of sales was 38.3%, 41.5%, and 44.6%, in 2006, 2005, and 2004, respectively.  The decline in gross margins in 2006 resulted primarily from expenses incurred during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment. Gross margins in 2006 were also affected by the increased cost of direct labor, increased health insurance costs, and our adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), effective January 1, 2006, increased procedure tray sales in 2006, which have lower gross margins than the Company’s overall gross margins.  The decline in gross margins in 2005 resulted primarily from new facilities and equipment, increased cost of direct labor, higher overhead expenses (i.e. utilities, maintenance, cleaning and taxes) and new product launches.  The decline in gross margins for 2005 was also affected by negative margins in the new procedure tray business we acquired from MedSource during the fourth quarter of 2004.  The effect was a reduction of gross margins by 1.4% for 2005.  Sales of procedure trays contributed 2.4% to our total sales for 2005.   The slight decrease in gross margin percentage in 2004, compared to 2003, was primarily the result of a slight increase in the standard costs per unit as the result of increased manufacturing costs.

Our selling, general, and administrative expenses increased $6.9 million, or 18% in 2006 over 2005; $3.5 million, or 10% in 2005 over 2004; and $4.6 million, or 15.1% in 2004 over 2003.  The increase in selling, general, and administrative costs in 2006 as a percent of sales, was primarily the result of an impairment charge of approximately $929,000, primarily relating to intellectual property assets acquired from Sub-Q Inc. in March 2005, approximately $945,000 attributable to the adoption of SFAS No. 123R and a full year of costs of the 17 additional sales representatives hired in the second half of 2005.  The increase in selling, general, and administrative expenses in 2005 as a percent of sales, compared to 2004, was due primarily to costs associated with severance for certain executive employees $493,000, the buy-out of a distribution agreement $200,000, the hiring of 17 additional sales people, and the sample expense related to new product introductions.  The increase in selling, general and administrative costs for 2004 as a percent of sales, compared to 2003, was primarily the result of approximately $674,000 in costs associated with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and severance costs of approximately $663,000 related to the termination of certain executive employees.

Our research and development (“R&D”) expenses for 2006 increased 22.7% to $8.6 million, compared to $7.0 million in 2005; R&D expenses for 2005 increased 37.7% to $7.0 million, compared to $5.1 million for 2004;  and R&D expenses increased 9.8% to $5.1 million, compared to $4.6 million in 2003.  The increase in R&D expenses in 2006, 2005, and 2004 was related primarily to R&D head count additions and indirect costs to support an increase in the number of new products we launched.  Our R&D expenses as a percentage of sales were 4.5% for 2006 and 4.2% for 2005 and 3.4% for 2004.

Our effective tax rates for 2006, 2005, and 2004 were 36%, 34%, and 36%, respectively.   The increase in the effective tax rate for 2006 over 2005 and the decrease in the effective tax rate for 2005 over 2004 was the primarily the result of our reimbursement of costs incurred by our Irish subsidiary for the development of two new products which are taxed at a lower income tax rate than the U.S.  The effective tax rate for 2004 and 2003 remained unchanged at 36%.

Our other income for 2006, 2005, and 2004 was approximately $174,000, $379,000, and $666,000, respectively.  The decrease in other income for 2006 over 2005 was primarily the result of a decrease in interest income of approximately $241,000.  The decrease in other income for 2005 over 2004 was affected by a net decrease in a litigation settlement of $100,000, an increase in foreign currency transaction loss of approximately $67,000 and a decrease in interest income of approximately $65,000.  The decrease in other income for 2004 over 2003 was affected by a net decrease in a litigation settlement of approximately $375,000, offset by an increase in 2004 of interest income of approximately $170,000.

Our net income for 2006, 2005, and 2004 was approximately $12.3 million, $15.8 million and $17.9 million, respectively.  Net income for 2006 and 2005 was negatively affected by lower gross margins, higher research and development spending, increased selling, general and administrative expenses, and positively affected by increased sales volumes.   Net income for 2004 over 2003 was favorably affected by higher sales and gross profits.

Under SFAS No. 123(R), which we adopted effective January 1, 2006, we are required to apply the expense recognition provisions of this pronouncement to equity-based incentives such as stock options.  In anticipation of this pronouncement, during 2005 and 2004 we made grants to management and employees for a total of 774,976 and 807,296 shares of our common stock, respectively, which vested immediately upon grant, rather than over five years as has been our historical practice.  Additionally, subsequent to December 31, 2005, we accelerated the vesting on 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The immediate vesting of options and the acceleration of options which have exercise prices that are above the current market value of the Common Stock are anticipated to reduce our compensation expense by approximately $2.8 million and $3.2 million, respectively, over the next four years under the provisions of FAS No. 123(R).

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  Under SFAS No. 142, we no longer amortize goodwill from business acquisitions, but review annually the impairment of goodwill, or more frequently if impairment indicators arise.  We completed our initial testing of goodwill as of January 1, 2002 and determined that there was no impairment.  We have elected to perform our annual testing of goodwill impairment as of July 1 of the applicable fiscal year.  As of July 1, 2006, we updated our testing of goodwill for impairment and determined that there was no impairment.  However, during the fourth quarter of 2006, we determined that it was unlikely we would pursue the product associated with the intellectual property acquired from Sub-Q due to other priorities and opportunities.  Therefore, we recorded an impairment charge of approximately $929,000 in selling, general and administrative expense for 2006, which included approximately $500,000 related to goodwill.  The remaining unamortized amount of goodwill at December 31, 2006, was approximately $7.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

The following table summarizes our capital commitments and contractual obligations as of December 31,

2006, including operating lease payments, and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

Contractual Obligations	Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	23,031	2,406	3,776	3,421	13,428
Royalty obligations	2,160	594	738	288	540
Total contractual cash obligations	25,191	3,000	4,514	3,709	13,968

Additional information regarding our capital commitments and contractual obligations, including royalty payments, is contained in notes 7, 8, and 12 of the Notes to our consolidated financial statements, set forth in Item 8.

Our working capital for 2006, 2005, and 2004 was $55.0 million, $43.7 million, and $54.9 million, respectively.  The increase in working capital for 2006 over 2005 was primarily the result of an increase in cash flow from operations of $8.0 million and a reduction in the amount of capital expenditures made, when compared to 2005.  The decrease in working capital for 2005 over 2004 was primarily the result of cash being used to fund the construction of our new facilities in South Jordan, Utah, and Galway, Ireland; the purchase and remodel of our facility in Chester, Virginia; and the acquisitions of MCTec, MedSource and Sub-Q.  As of December 31, 2006, we had a current ratio of 3.7 to 1.  We generated cash from operations for 2006, 2005, and 2004 in the amount of $19.1 million, $11.2 million, and $26.5 million respectively.  On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (the “Bank”), whereby the Bank agreed to provide us a line of credit in the amount of $30,000,000.  Prior to December 7, 2006, the Company maintained a long-term revolving credit facility (the ”Facility”) with a Zion’s First National Bank.  The Facility had a credit limit of $500,000 for years 2005 and 2006.  The Facility expired on June 30, 2006.  On December 8, 2006, we entered into an unsecured loan agreement with Zion’s First National Bank (the “Bank”), whereby the Bank agreed to provide us a line of credit in the amount of $1,000,000.   We had $0 outstanding under our lines of credit as of December 31, 2006.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During 2006, we spent approximately $9.6 million for various production equipment, approximately $2.1 million on building and leasehold improvements, and approximately $1.7 million on the purchase of a piece of land in The Netherlands to build a distribution facility.  During 2005, we paid approximately $14.6 million for payments to complete the construction of our new Molding, Technology and Logistics (“MTL”) building and cafeteria expansion in South Jordan, Utah.  In addition, during 2005, we spent approximately $4.7 million to purchase a 102,000 square foot facility and add a clean room to our facility in Chester, Virginia, and approximately $1.5 million to purchase seven acres of land just west of our current South Jordan, Utah facilities.  Also during 2005, we made significant investments were made for new equipment including approximately $1.8 million in molding equipment, approximately $3.4 million for an automated warehouse shipping system, and approximately $2 million for automated production equipment.  Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

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

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.1 million as of December 31, 2006.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals which, over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $560,181 at December 31, 2006, which is in line with historical collection experience.

Stock-based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123(R).  SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS No.123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  The fair value of our stock options is estimated using a Black-Scholes option valuation model.  Our Employee Stock Purchase Plan (“ESPP”) has a 5% discount based on the date of distribution and under the guidelines of SFAS No.123(R) the ESPP does not require a compensation cost to be recorded.  We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  Prior to January 1, 2006 we accounted for employee stock option grants and ESPP purchases using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant.  We also complied with the disclosure option of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS no. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and made pro forma footnote disclosures.  Pro forma net income and pro forma net income per share disclosed in the footnotes to our consolidated financial statements were estimated using a Black-Scholes option valuation model.

For the twelve month period ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $1,502,000 ($399,000 in cost of goods sold, $158,000 in research and development and $945,000 in selling, general and administrative expense). We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period.  We estimated the forfeiture rate based on our historical experience and expectations about future forfeitures.

Income Taxes.  Management calculates its income tax provision, both current and deferred, based upon various complex estimates and interpretations of income tax laws and regulations in the various countries in which we do business.  In our opinion, we have made adequate provisions for income taxes for all years subject to audit by various taxing authorities.  Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risk.

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($20.0 million, representing approximately 10.5% of aggregate revenues), for the year ended December 31, 2006 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the years ended December 31, 2006, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $21,000 and 0.01% in gross profit.

At December 31, 2006, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately $860,000 and $221,000, respectively.  In order to partially offset such risks, on November 30, 2006, we entered into 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the year ended December 31, 2006 and 2005 we experienced a net loss of approximately $56,000 and $67,000, respectively, on these transactions executed during 2006 and 2005 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

Another market risk relates to variable rate debt.  As of December 31, 2006, we had no variable rate debt.  As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

Item 8.                          Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems Inc., and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 14, 2007

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In thousands)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,838	$4,645
Trade receivables—net of allowance for uncollectible accounts: 2006 - $560; 2005 - $767	25,745	25,433
Employee receivables	194	116
Other receivables	192	108
Inventories	38,562	32,080
Prepaid expenses and other assets	1,031	1,023
Deferred income tax assets	2	28
Income tax refunds receivable	82	977

Total current assets	75,646	64,410

PROPERTY AND EQUIPMENT:
Land and land improvements	7,935	6,232
Buildings	43,111	42,283
Manufacturing equipment	54,400	46,457
Furniture and fixtures	15,910	16,255
Leasehold improvements	7,699	6,658
Construction-in-progress	7,313	7,374

Total property and equipment	136,368	125,259

Less accumulated depreciation	(43,985)	(39,641)

Property and equipment-net	92,383	85,618

OTHER ASSETS:
Intangibles—net of accumulated amortization: 2006—$1,519; 2005—$1,483	4,350	3,342
Goodwill	7,541	6,415
Other assets	2,656	2,363
Deferred income tax assets	2
Deposits	90	99

Total other assets	14,639	12,219

TOTAL	$182,668	$162,247

See notes to consolidated financials statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In thousands)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$	$2
Trade payables	10,598	10,254
Accrued expenses	8,464	8,549
Advances from employees	245	316
Deferred income tax liabilities	190	1,141
Income taxes payable	1,177	455

Total current liabilities	20,674	20,717

DEFERRED INCOME TAX LIABILITIES	5,469	4,166

LONG-TERM DEBT		2

DEFERRED COMPENSATION PAYABLE	2,869	2,363

DEFERRED CREDITS	2,239	2,415

OTHER LONG-TERM OBLIGATIONS	205	100

Total liabilities	31,456	29,763

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 7, 8, and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of December 31, 2006 and 2005; no shares issued
Common stock, no par value—50,000 shares authorized; 27,647 and 27,163 issued shares as of December 31, 2006 and 2005, respectively	54,394	48,198
Retained earnings	96,969	84,668
Accumulated other comprehensive loss	(151)	(382)

Total stockholders’ equity	151,212	132,484

TOTAL	$182,668	$162,247

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands except per share data)

	2006	2005	2004

NET SALES	$190,674	$166,585	$151,398

COST OF SALES	117,596	97,493	83,908

GROSS PROFIT	73,078	69,092	67,490

OPERATING EXPENSES:
Selling, general and administrative	45,486	38,579	35,071
Research and development	8,582	6,992	5,079

Total operating expenses	54,068	45,571	40,150

INCOME FROM OPERATIONS	19,010	23,521	27,340

OTHER INCOME (EXPENSE):
Litigation settlement			100
Interest income	250	491	556
Interest expense	(12)	(18)	(6)
Other income (expense)	(64)	(94)	16

Other income—net	174	379	666

INCOME BEFORE INCOME TAXES	19,184	23,900	28,006

INCOME TAX EXPENSE	6,883	8,122	10,074

NET INCOME	$12,301	$15,778	$17,932

EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.59	$0.68

Diluted	$0.44	$0.57	$0.65

AVERAGE COMMON SHARES:
Basic	27,333,146	26,848,447	26,300,773

Diluted	28,244,948	27,847,122	27,690,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)

					Accumulated
					Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Loss

BALANCE—January 1, 2004	$88,244	26,003	$37,703	$50,958	$(417)

Comprehensive income:
Net income	17,932			17,932
Foreign currency translation adjustment (net of deferred tax of $11)	19				19

Total comprehensive income	17,951

Tax benefit attributable to appreciation of common stock options exercised	2,841		2,841
Stock issued in conjunction with acquisition (net of registration expenses of $22)	301		301
Issuance of common stock under Employee Stock Purchase Plans	584	40	584
Options and warrants exercised	1,855	480	1,855
Shares surrendered in exchange for the payment of payroll tax liabilities	(459)	(22)	(459)
Shares surrendered in exchange for the exercise of stock options	(265)	(15)	(265)

BALANCE—December 31, 2004	111,052	26,486	42,560	68,890	(398)

Comprehensive income:
Net income	15,778			15,778
Foreign currency translation adjustment (net of deferred tax of $10)	16				16

Total comprehensive income	15,794

Tax benefit attributable to appreciation of common stock options exercised	2,632		2,632
Issuance of common stock under Employee Stock Purchase Plans	913	82	913
Options and warrants exercised	3,155	670	3,155
Shares surrendered in exchange for the payment of payroll tax liabilities	(691)	(49)	(691)
Shares surrendered in exchange for the exercise of stock options	(371)	(26)	(371)

BALANCE—December 31, 2005	132,484	27,163	48,198	84,668	(382)

Comprehensive income:
Net income	12,301			12,301
Foreign currency translation adjustment (net of deferred tax of $141)	231				231

Total comprehensive income	12,532

Tax benefit attributable to appreciation of common stock options exercised	1,155		1,155
Stock-based compensation expense	1,502		1,502
Issuance of common stock under Employee Stock Purchase Plans	369	29	369
Options exercised	3,170	455	3,170

BALANCE—December 31, 2006	$151,212	27,647	$54,394	$96,969	$(151)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (In thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,301	$15,778	$17,932

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,275	5,841	4,730
Losses on sales and/or abandonment of property and equipment	242	12	1
Impairment of assets	929
Write-off of certain patents and trademarks	40	35	214
Amortization of deferred credits	(175)	(199)	(238)
Deferred income taxes	376	2,574	(48)
Tax benefit attributable to appreciation of common stock options exercised	(1,155)	2,632	2,841
Stock-based compensation	1,502
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	57	(5,489)	(1,792)
Employee receivables	(76)	(28)	111
Inventories	(6,045)	(8,470)	(1,634)
Prepaid expenses and other assets	6	(214)	34
Other receivables	(52)	(6)	61
Other assets	102	(93)
Deposits	9	38	(105)
Trade payables	305	1,852	1,477
Accrued expenses	(178)	(627)	259
Advances from employees	(81)	107	62
Income taxes payable	2,724	(2,749)	2,560
Other long-term obligations		100

Total adjustments	6,805	(4,684)	8,533

Net cash provided by operating activities	19,106	11,094	26,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(14,715)	(40,741)	(24,364)
Patents and trademarks	(283)	(269)	(539)
Proceeds from the sale of property and equipment	27	29	4
Increase in cash surrender value of life insurance contracts	(293)	(449)	(1,225)
Note receivable			(1,000)
Cash paid in acquisitions—net of cash acquired	(3,923)	(2,345)	(813)

Net cash used in investing activities	(19,187)	(43,775)	(27,937)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (In thousands)

	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$3,539	$3,697	$1,693
Deferred credits			1,349
Excess tax benefits from stock-based compensation	1,155
Principal payments on notes payable to financial institutions and capital leases	(2)	(8)	(18)
Increase in deferred compensation payable	506	661	1,123

Net cash provided by financing activities	5,198	4,350	4,147

EFFECT OF EXCHANGE RATES ON CASH	76	(61)	158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,193	(28,392)	2,833

CASH AND CASH EQUIVALENTS:
Beginning of year	4,645	33,037	30,204

End of year	$9,838	$4,645	$33,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$11	$18	$6

Income taxes	$3,736	$5,733	$4,722

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                        During 2006, the Company acquired certain assets of Millimed A/S in a purchase transaction for $1,510,664. The purchase price was allocated between fixed assets for $135,590, inventory for $419,162, other intangibles for $49,000 and goodwill for $906,912.

Fair value of assets acquired (including goodwill of $906,912)	$1,510,664
Cash paid	(1,510,664)

Liabilities assumed	None

•                        During 2006, the Company acquired certain assets and other intangibles (Customer Relationships) of Hypoguard USA, Inc. in a purchase transaction for $1,290,077. The purchase price was allocated between fixed assets for $203,944, inventory for $119,324, other intangibles for $350,000 and goodwill for $616,809.

Fair value of assets acquired (including goodwill of $616,809)	$1,290,077
Cash paid	(1,290,077)

Liabilities assumed	None

•                        During 2006, the Company acquired certain know how and formulas for producing medical products from a medical device company in a purchase transaction for approximately $742,501. The purchase price was allocated to other intangibles (Product Technology) for $742,501.

Fair value of assets acquired	$742,501
Cash paid	(742,501)

Liabilities assumed	None

•                        During 2006, the Company acquired other intangibles (Customer Relationships) of Q-Tech a Danish Company, in a purchase transaction for $380,054. The purchase price was allocated to other intangibles (Customer Relationships) for $380,054.

Fair value of assets acquired	$380,054
Cash paid	(380,054)

Liabilities assumed	None

See notes to financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

•                        During 2005, the Company acquired all of the issued and outstanding capital stock of MCTec Holding B.V, for a purchase price of $2.4 million, net of cash acquired of $741,046. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including goodwill of $345,356)	$2,789,596
Cash paid, net of cash acquired	(2,258,954)
Accrued direct costs of acquisition	(159,687)
Liabilities assumed	$370,955

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

•                        During 2006, 2005, and 2004, 0, 48,795 and 22,227 matured shares, (i.e. shares owned for more than six months) respectively, of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $0, $691,000 and $459,000. The matured shares were valued based upon the closing price of the Company’s common stock on the surrender date.

•                        During 2006, 2005 and 2004, 0, 26,331 and 14,820 matured shares of the Company’s common stock with a value of approximately $0, $371,000, and $265,000, respectively, were surrendered in exchange for the exercise of stock options.

•                        As of December 31, 2006, 2005, and 2004, $1.4 million, $1.6 million and $4.0 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

Principles of Consolidation—The consolidated financial statements include those of the Company, including its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Receivables—The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of its ability to collect individual outstanding balances.

Revenue Recognition—The Company sells its single-use disposable medical products through a direct sales force in the U.S., France, Germany, United Kingdom, The Netherlands, Ireland, Belgium, and through its OEM relationships, custom packers and independent distributors in other international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. The Company has certain written agreements with group purchasing organizations to sell its products to participating hospitals. These agreements have destination shipping terms which require the Company to defer the recognition of a sale until the product has arrived at the participating hospitals. The Company reserves for sales returns for defective products (i.e. warranty liability) as a reduction in revenue, based on its historical experience. The Company also offers sales rebates and discounts to purchasing groups. These reserves are recorded as a reduction in revenue and are not considered material to the Company’s consolidated statements of operation for the years ended December 31, 2006, 2005, and 2004.

Shipping and Handling—The Company bills its customers for shipping and handling charges, which are included in total revenues for the applicable period and the corresponding shipping and handling expense is reported in cost of goods sold.

Cost of Sales—The Company includes product costs (i.e.material, direct labor, and overhead costs), shipping and handling expense, product royalty expense, and product license agreement expense in cost of goods sold.

Inventories—The Company values its inventories at the lower of cost or market, determined on a first-in, first-out method, or market value. Market value for raw materials is based on replacement costs. Inventory costs include material, labor costs, and manufacturing overhead. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

In November 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Resource Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, (“SFAS No. 151”) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, SFAS No. 151 requires the allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company elected early adoption of the provisions of SFAS No. 151 during the fourth quarter of 2005 and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000 (see Note 14).

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

Intangible Assets—Goodwill is tested for impairment on an annual basis as of July 1, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment.  The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. During 2006, the Company recorded an impairment charge of approximately $929,000, relating to intellectual assets of $872,000 and production equipment of $57,000, which related to assets acquired from Sub-Q Inc. in March of 2005. No other impairments of intangibles assets have been identified during any of the periods presented. Intangible assets are depreciated over a straight line basis except that customer lists are generally amortized on an accelerated basis over the following useful lives:

Patents	17 years
Trademarks	10 years
License agreements	10—15 years
Customer list, royalty income and unpatented technology	5 years

Long-Lived Assets—The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. During 2006, an impairment of $57,000 was recognized relating to the impairment of Sub-Q production assets, discussed above. There were no impairments of long-lived assets during the years ended December 31, 2005 and 2004.

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

Buildings	40 years
Automobiles	4 years
Manufacturing equipment	5—20 years
Furniture and fixtures	3—10 years
Land improvements	10—20 years
Leasehold improvements	4—25 years

Deferred Compensation—The Company has a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. The Company has established a rabbi trust to finance obligations under the Plan with corporate-owned variable life insurance contracts. The related cash surrender value on such contracts is included in “Other assets” in the Company’s consolidated balance sheets. The cash surrender value totaled approximately $2,655,880 and $2,247,000, as of December 31, 2006 and 2005, respectively. The Company has recorded a “Deferred Compensation Payable” of $2,868,974 and $2,363,000 at December 31, 2006 and 2005, respectively, to reflect its liability to its employees under this plan.

Deferred Credits—Deferred credits consist of grant money received from the Irish government. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees. Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property.

Research and Development—Research and development costs are expensed as incurred.

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

Stock-Based Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to January 1, 2006 the Company accounted for employee stock option grants and ESPP using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and included disclosures of pro forma information in its footnotes to the consolidated financial statements. The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No.123(R).  The alternative transition method includes simplified method to establish the beginning balance of the Additional Paid-In Capital (“APIC”) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The impact of adopting SFAS No. 123(R) resulted in additional compensation expense of $1,502,000 in 2006.

Cash and Cash Equivalents—For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s single largest customer approximated 6% of total sales for the year ended December 31, 2006, and 2005 and approximately 7% of sales for the year ended December 31, 2004.

Foreign Currency—The financial statements of the Company’s foreign subsidiaries are measured using local currencies as the functional currency, with the exception of Ireland, which uses the U.S. Dollar as its functional currency. Assets and liabilities are translated into United States Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.  Foreign currency transactions denominated in a currency other than the entity’s functional currency are included in determining net income for the period. Such foreign currency transaction gains and losses have not been significant.

Foreign Currency Forward Contracts—At December 31, 2006, the Company had a net exposure (representing the difference between Euro and Great Britain Pound (“GBP”) denominated receivables and Euro denominated payables) of approximately 860,000 Euros and 221,000 GBPs. In order to partially offset such risks at November 30, 2006, the Company entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 860,000 Euros and notional amount of 221,000 GBPs. The Company enters into similar transactions at various times during the year to partially offset exchange rate risks it bears throughout the year. The Company does not purchase or hold derivative financial instruments for speculative or trading purposes. These contracts are marked to market at each month-end. During the month ended December 31, 2006 and 2005, the Company recorded a net gain/(loss) of approximately $12,000 and ($4,000), respectively, which is included in other income/(expense), on these forward contracts. As of December 31, 2006 and 2005, the fair value of the open forward Euro and GBP contract was a net gain of approximately $12,000 and ($4,000), respectively.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

Recently Issued Financial Accounting Standards—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. On January 1, 2006 the Company adopted the provisions of SFAS No. 154. The adoption of this pronouncement did not have a material impact on the consolidated financial statements for the year ended December 31, 2006.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a tax authority that has full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular reconciliation of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management estimates that a cumulative effect adjustment in the range of approximately $500,000 to $700,000 will be charged to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as management completes its analysis during the first quarter of 2007.  In addition, management estimates that a balance sheet reclassification from deferred tax liabilities (both current and long term) to a  FIN 48 taxes payable (both current and long term) in the range of $600,000 to $1.0 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption was not significant to the Company’s consolidated financial statements.

2.                      ACQUISITIONS

On March 11, 2005, the Company acquired substantially all of the assets of Sub-Q (including know-how and certain formulas, but excluding patents), in a purchase transaction for $1,085,785, which included a $1.0 million promissory note advanced to Sub-Q during 2004 which was applied to the purchase price. The purchase price was allocated between fixed assets for $135,815, other intangibles (know-how and formulas) for $450,000, and goodwill for $499,970. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Sub-Q is a Delaware corporation, formed in June of 1998, and located in San Clemente, California. Sub-Q was involved in the development, manufacture and marketing of vascular sealing devices. In addition, Sub-Q was developing proprietary gel foam products that may be used as an embolic and/or to stop bleeding in many areas of health care including, among others, interventional cardiology and radiology, wound care, gynecology, emergency room procedures and surgery.  During the fourth quarter of 2006, the Company determined that it was unlikely that it would pursue the product associated with the intellectual property acquired from Sub-Q, due to other priorities and opportunities. Therefore, the Company recorded an impairment charge of approximately $929,000 in selling, general and administrative expense for 2006.

On December 30, 2005, the Company acquired all of the issued and outstanding capital stock of MCTec Holding B.V, a Dutch company located in Venlo, The Netherlands from Angiotech Pharmaceuticals, Inc. for approximately $2.4 million in cash, net of cash acquired of $741,046. MCTec Holding B.V. is the sole shareholder of MCTec B.V., a Dutch entity primarily involved in the coating of wires and tubings for medical devices. The purchase price was allocated between tangible and intangible assets and liabilities assumed based on their estimated fair values. Net tangible assets and liabilities assumed totaled $1,556,090 and $370,955, respectively.   The Company recorded goodwill of $345,356.  Other identifiable assets include a customer list and royalty agreements with fair values of $645,389 and $242,761, respectively, both of which will be amortized over five years.

On March 31, 2006, the Company entered into an Asset Purchase Agreement with Millimed A/S, a Danish Company, to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price, including legal fees of $1,510,664. The purchase price was allocated between fixed assets for $135,590; inventory for $419,162; intangible for $49,000 (Unpatented Technology); and goodwill for $906,912.  This hemostasis device minimizes blood loss during an interventional procedure. With the purchase of this product line, the Company believes it will be able to broaden the hemostasis product offerings as well as compete against other competitors which have similar devices.

On April 7, 2006, the Company entered into an Asset Purchase Agreement with Hypoguard USA, Inc. a Delaware corporation, to purchase certain assets for the manufacture and sale of auto-retractable safety scalpels, for a purchase price including legal fees of $1,290,077. The purchase price was allocated between fixed assets for $203,944, inventory for $119,324, other intangible (Customer Relationships) for $300,000 and for $50,000 (Unpatented Technology), and goodwill for $616,809. Customer Relationships will be amortized on an accelerated basis over 5 years and Unpatented Technology will be amortized on a straight line basis over 5 years. Disposable safety scalpels are used in various medical procedures for the purpose of minimizing accidents to health care workers.  The Company intends to use scalpel product line and technology to broaden product offerings related to customs kits, procedure trays and OEM business.

On August 1, 2006, the Company entered in an exclusive agreement with a medical device company to purchase the product know-how and formulas for certain medical products for approximately $1.0 million. During 2006, the Company made three installment payments totaling $742,501, with a remaining payment of approximately $250,000 due. If the final earn out payment occurs, based on meeting certain criteria, it will be included in the initial purchase price. The purchase price was allocated to other intangible for $742,501 (Wire Technology). With the product know-how and formulas pursuant to this exclusive agreement, the Company intends to develop and replace a similar product that it is currently selling. The Company intends to improve its product quality, reduce costs and expand its market potential.

On November 2, 2006, the Company entered into an agreement with its sales distributor, Q-Tech, for Denmark to purchase their customer list for $380,054.  The purchase price was allocated to other intangibles (Customer Relationships) for $380,054.  The Company will go direct in Denmark beginning in 2007 and plans to begin with one sales representative.  The Company expects over time that it will be able to expand its market share in Denmark. Customer relationships will be amortized on an accelerated basis over 5 years.

All of the acquisitions discussed above, except for the asset purchases of Wire Technology and Denmark Customer Relationships, have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.  The amount allocated to goodwill for each of the acquisitions will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  To determine whether goodwill impairment exists, the Company is required to assess the fair value of the reporting unit and compare it to the carrying value.  A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. The valuation of the fair value for each reporting unit is determined based on discounted future cash flow model.  Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions the Company expects to exist.  These assumptions are based on a number of factors including future operating performance, economic conditions and actions the Company expects to take.  While the Company believes its estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.

Proforma consolidated financial results for the acquisitions discussed above have not been included in the Company’s consolidated financial results because their effect would not be material.

3.                      INVENTORIES

Inventories at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006	2005

Finished goods	$ 20,524	$ 16,259
Work-in-process	3,714	3,832
Raw materials	14,324	11,989

Total	$ 38,562	$ 32,080

4.                      INTANGIBLE ASSETS

Intangible assets at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Patents	$ 2,716	$ (868)	$ 1,848
License agreements	283	(147)	136
Trademark	371	(247)	124
Unpatented technology	149	(22)	127
Wire technology	743		743
Customer list	1,340	(184)	1,156
Royalty agreements	267	(51)	216

Total	$ 5,869	$ (1,519)	$ 4,350

	2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Patents	$ 2,478	$ (737)	$ 1,741
License agreements	641	(478)	163
Trademark	368	(234)	134
Foam technology	450	(34)	416
Customer list	645		645
Royalty agreements	243		243

Total	$ 4,825	$ (1,483)	$ 3,342

Aggregate amortization expense for the years ended December 31, 2006, 2005, and 2004, was approximately $475,000, $202,000, and $184,000, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

Year Ending December 31

2007	$ 572
2008	577
2009	490
2010	458
2011	170

5.                      INCOME TAXES

For the years ended December 31, 2006, 2005, and 2004, following is a summary of income before income taxes broken out between US and foreign sourced operations (in thousands):

	2006	2005	2004

Domestic	$ 16,756	$ 20,525	$ 26,666
Foreign	2,428	3,375	1,340

Total	$ 19,184	$ 23,900	$ 28,006

The components of the provision for income taxes for the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004

Current expense:
Federal	$ 5,130	$ 4,465	$ 8,486
State	947	641	1,277
Foreign	430	442	359

	6,507	5,548	10,122

Deferred (benefit) expense:
Federal	102	2,141	(120)
State	88	368	(2)
Foreign	186	65	74

	376	2,574	(48)

Total	$ 6,883	$ 8,122	$ 10,074

Income tax expense differs from amounts computed by applying the statutory Federal rate of  35.0% to pretax income for the years ended December 31, 2006, 2005, and 2004, is as follows (in thousands):

	2006	2005	2004

Computed federal income tax expense at statutory rate of 35%	$ 6,714	$ 8,365	$ 9,802
State income taxes	673	635	843
Tax credits	(135)	(113)	(88)
Extraterritorial income exclusion tax benefit and production activity deduction	(314)	(483)	(372)
Income of subsidiaries recorded at foreign tax rates	(227)	(673)	(226)
Tax-exempt interest income	(100)	(75)
Other—including the effect of graduated rates	272	466	115

Total income tax expense	$ 6,883	$ 8,122	$ 10,074

Deferred income tax assets and liabilities at December 31, 2006 and 2005, consisted of the following temporary differences and carry-forward items (in thousands):

	Current		Long-Term
	2006	2005	2006	2005

Deferred income tax assets:
Allowance for uncollectible accounts receivable	$ 225	$ 303	$	$ —
Accrued compensation expense	641	454	927	856
Inventory capitalization for tax purposes	487	266
Inventory obsolescence reserve	414	368
Tax credit carry-forwards			110	53
Net operating loss carry-forwards		23		153
Deferred revenue			122	106
Intangible Assets			22
Stock Based Compensation (FAS 123R)			557
Other	547	459	261	353

Total deferred income tax assets	2,314	1,873	1,999	1,521

Deferred income tax liabilities:
Prepaid expenses	(2,415)	(2,900)
Property and equipment			(7,431)	(5,443)
Intangible assets				(219)
Other	(87)	(86)	(35)	(25)

Net	$ (188)	$ (1,113)	$ (5,467)	$ (4,166)

Reported as:
Deferred income tax asset	$ 2	$ 28	$ 2	$ —
Deferred income tax liability	(190)	(1,141)	(5,469)	(4,166)

Net	$ (188)	$ (1,113)	$ (5,467)	$ (4,166)

The deferred income tax asset (liabilities) balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely in operations outside the United States, in accordance with APB No. 23.  It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company has state research and development tax credit carry-forwards of approximately $110,000 that begin to expire in 2021.

The Company is regularly under examination by tax authorities in the U.S. and in foreign tax jurisdictions.  Years prior to 2002 are closed to examination for federal tax purposes.  The Company has evaluated evidence about both asserted and unasserted income tax contingencies in income tax returns filed with the Internal Revenue Service (“IRS”), state local and foreign tax authorities.  The Company has recorded an amount for income tax contingencies which represents managements’ estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities,  under the provisions of SFAS No. 5, Accounting for Contingencies.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

6.                      ACCRUED EXPENSES

The Company’s accrued expenses consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Payroll taxes	$ 687	$ 540
Payroll	2,244	2,275
Bonuses	452	1,113
Commissions	503	488
Vacation	2,156	1,633
Other accrued expenses	2,422	2,500

Total	$ 8,464	$ 8,549

7.                      REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility—On December 7, 2006, the Company entered into an unsecured loan agreement with Bank of America, N.A. (the “Bank”), whereby the Bank agreed to provide the Company a line of credit in the amount of $30,000,000, expiring on December 7, 2010. The Loan Agreement requires the Company to pay interest at a rate equal to the lesser of (i) the maximum lawful rate of interest permitted under applicable usury laws, or (ii) the Bank’s prime rate, plus a negative margin, as defined in the Loan Agreement. Alternatively, the Company may elect optional interest rates based on the London Inter-Bank Offered Rate (“LIBOR”) during interest periods agreed to by the Bank and the Company. There were no outstanding borrowings on this loan as of December 31, 2006.

Prior to June 30, 2006, the Company maintained a long-term revolving credit facility (the “Facility”) with a Zion’s First National Bank, which enabled the Company to borrow funds at variable interest rates. The Facility had a credit limit of $500,000 for years 2005 and 2006.  The Facility was collateralized by trade receivables, inventories, property and equipment, and intangible assets. The Facility expired on June 30, 2006. There were no outstanding borrowings on the Facility as of December 31, 2005.

On December 8, 2006, the Company entered into an unsecured Loan agreement with Zion’s First National Bank (the “Bank”), whereby the Bank agreed to provide the Company a line of credit in the amount of $1,000,000. The Loan Agreement requires the Company to pay interest at a rate of prime minus .35%.  The Loan agreement will expire on December 1, 2009. There were no outstanding borrowings on this loan as of December 31, 2006.

The Company believes it is in compliance with covenants in its loan agreements, which require the maintenance of certain financial ratios and minimum working capital, and also include, among other things, limitations on additional indebtedness, the pledging or sale of assets and are restricted from paying dividends to shareholders.

8.                      COMMITMENTS AND CONTINGENCIES

Leases—The Company has non-cancelable operating lease agreements for off-site office and production facilities and equipment. The leases for the off-site office and production facilities are for one to five years and some have renewal options for three years. The terms of the leases for equipment range from five to seven years. Total rental expense on these operating leases and on the Company’s manufacturing and office building (see below) for the years ended December 31, 2006, 2005, and 2004, approximated $3,186,000, $3,424,000, and $2,622,000, respectively.

In June 1993, the Company entered into a 25-year lease agreement with a developer for a manufacturing and office building. Under the agreement, the Company was granted an option to purchase the building at fair market value after ten years and, if not exercised, after 25 years.

The future minimum lease payments for operating leases as of December 31, 2006, are as follows (in thousands):

Year Ending	Operating
December 31	Leases

2007	$2,406
2008	1,919
2009	1,857
2010	1,760
2011	1,661
Thereafter	13,428

Total minimum lease payments	$23,031

Irish Government Development Agency Grants—Through December 31, 2003, the Company had entered into several grant agreements with the Irish Government Development Agency. The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2006, 2005, and 2004, in the amounts of approximately $84,000, $0, and $13,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property. The balance of deferred credits related to such grants as of December 31, 2006 and 2005, is approximately $2,239,000 and $2,404,000, respectively. During 2006, 2005, and 2004, approximately $164,000, $186,000, and $238,000, respectively, of the deferred credit was amortized as a reduction of operating expenses. There is a commitment to repay the Irish government grants received if the Company were to cease production in Ireland within ten years of the receipt of the last government payment. Management does not believe it will ever have to repay any of these grant monies. As of December 31, 2006, the total amount of grants that could be subject to refund was approximately $4.6 million.

Preferred Share Purchase Rights—In August 1997, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock outstanding on August 27, 1997. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40, subject to adjustments, in the event a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s common stock. Until such an event, the Rights are not exercisable and are transferable with the common stock and may be redeemed at a price of $.0001 per Right. As of December 31, 2006, there are approximately 20,300,000 preferred share purchase rights outstanding.

Litigation—In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company’s financial position or results of operations. During 2004, the Company recorded a gain of $100,000, from the settlement of a legal dispute which amount is included in other income.

9.                      EARNINGS PER COMMON SHARE (EPS)

The following table sets forth the computation of weighted average shares outstanding and the basic and diluted earnings per common share (in thousands except per share data):

	Net		Per Share
	Income	Shares	Amount

Year ended December 31, 2006:
Basic EPS	$12,301	27,333	0.45
Effect of dilutive stock options and warrants		912

Diluted EPS	$12,301	28,245	0.44

Year ended December 31, 2005:
Basic EPS	$15,778	26,848	0.59
Effect of dilutive stock options and warrants		999

Diluted EPS	$15,778	27,847	0.57

Year ended December 31, 2004:
Basic EPS	$17,932	26,301	0.68
Effect of dilutive stock options and warrants		1,390

Diluted EPS	$17,932	27,691	0.65

For the years ended December 31, 2006, 2005, and 2004, approximately 584,000, 1,338,000, and 769,000, respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

10.               EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

The Company’s stock-based compensation primarily consists of the following plans:

Stock Incentive Plan—Since 1999, the Company has adopted the Merit Medical Systems, Inc. Stock Incentive Plan (formerly the 1999 Omnibus Stock Incentive Plan), which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights (the “Stock Incentive Plan”).  Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors in their sole discretion shall determine. Options typically vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5 and 10 years, respectively. The Plan also provides for options that vest 100% upon grant with contractual lives of 10 years. In no event, however, may the exercise price be less than the fair market value on the date of grant. Under a provision of our stock incentive plan, participants are allowed to surrender mature shares of our common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options. The shares surrendered must be shares the participant has held for more than six months. The value of the mature shares surrendered is based on the closing price of our common stock on the date of exercise by the participant.  As of December 31, 2006 a total of 141,040 shares remained available to be issued under the Stock Incentive Plan.

2006 Long-Term Incentive Plan—The Company’s Board of Directors adopted and the shareholders approved the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) in May of 2006.  The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards. Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors shall determine.  Options will typically vest on an annual basis over a 3 to 5 year life (or 1 year if performance based) with contractual lives of 7-10 years. As of December 31, 2006 a total of 1,395,000 shares remained available to be issued under the 2006 Long-Term Incentive Plan.

Employee Stock Purchase Plan—The Company has a qualified and a non-qualified Employee Stock Purchase Plan (“ESPP”), which will expire on June 30, 2016. The total number of shares available to employees to purchase under the qualified plan is 1,194,444, of which 886,639 shares have been purchased as of December 31, 2006. The total number of shares available to employees to purchase under the non-qualified plan is 194,444, of which 98,889 shares have been purchased as of December 31, 2006. Prior to January 1, 2006, the Company’s ESPP permitted participants to purchase shares on a quarterly basis at the lesser of 85% of the market value on the offering commencement date or the offering distribution date.  In October 2005, our Board of Directors amended the ESPP, effective January 1, 2006, adjusting the per-share price that participants pay for shares of common stock purchased under the ESPP to be equal to 95% of the market price of the common stock at the end of the applicable offering period.  This amendment was adopted in response to the adoption of SFAS No. 123(R) in an effort to eliminate our stock-based compensation expense related to ESPP grants.

Prior to Adopting SFAS No. 123(R)—The following table illustrates the previously disclosed proforma effects on net income and net income per share for the years ended December 31, 2005 and 2004 if the Company had accounted for its stock option plans under the fair value method of accounting under SFAS No. 123(R) (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net income—as reported	$15,778	$17,932
Compensation cost under fair value-based accounting method—net of tax	5,201	4,373

Net income—pro forma	$10,577	$13,559

Net income per common share:
Basic:
As reported	$0.59	$0.68
Pro forma	0.39	0.52

Diluted:
As reported	0.57	0.65
Pro forma	0.38	0.49

On February 3, 2005, the Company accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price. The acceleration of these options increased the pro-forma compensation cost for the twelve months ended December 31, 2005 by approximately $3.2 million, net of tax.

Adoption of SFAS No. 123(R)—For the year ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $1,502,000 ($399,000 reported  in cost of goods sold, $158,000 reported in research and development and $945,000 reported in selling, general and administrative expense), or $.05 per share on a basic or diluted basis. After tax compensation expense recognized upon adoption was $961,000, or $.04 for basic earnings per share and $.03 for diluted earnings per share. The Company has a policy of issuing shares from Treasury stock to satisfy share option exercises.   The Company recognizes stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. The Company estimated the forfeiture rate based on our historical experience and expectations about future forfeitures. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.3 million and is expected to be recognized over a weighted average period of 0.85 years. The total 2006 income tax benefit related to share-based compensation recorded in capital in excess of par value was $1.2 million and was shown as a cash inflow from financing activities in our cash flow statement. The total fair value of stock options vested during 2006 was $2.7 million.  The Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

In applying the Black-Sholes methodology to the option grants the fair value of the Company’s stock-based awards granted was estimated using an expected annual dividend yield of 0% and the following assumptions:

	Year Ended December 31,
	2006	2005		2004

Risk-free interest rate	4.98%	3.31% - 4.3	6%	2.96% - 3.68%
Expected option life	6.1 years	2.5 years		2.5 years
Expected price volatility	41.90%	43.23%-46.2	8%	47.54%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  The Company determined the expected term of the stock options using the historical exercise behavior of employees.  The expected price volatility was determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.  For options with a vesting period, compensation expense is recognized on a straight line basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During 2006, 105,000 stock-based compensation grants were made for a total fair value of approximately $541,000, net of estimated forfeitures.

The table below presents information related to stock option activity for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005

Total intrinsic value of stock options exercised	$3,195	$6,979
Cash received from stock option exercises	3,170	2,784
Net income tax benefit from the exercises of stock options	1,155	2,632

Changes in stock options for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
2004:
Beginning balance	4,188
Granted	812	$14.63
Exercised	479	3.82
Forfeited/expired	150	9.56
Outstanding at December 31	4,371	9.28	7.3	$28,955
Exercisable	2,674	9.36	7.2	16,309

Weighted average fair value of options granted during year		$4.54

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$2.52

2005:
Beginning balance	4,371
Granted	775	$13.13
Exercised	670	4.71
Forfeited/expired	188	9.83
Outstanding at December 31	4,288	10.67	7.4	$12,679
Exercisable	3,476	11.40	7.7	8,904

Weighted average fair value of options granted during year		$4.09

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$3.14

2006:
Beginning balance	4,288
Granted	105	$11.52
Exercised	455	7.48
Forfeited/expired	141	11.90
Outstanding at December 31	3,797	11.03	6.5	$20,615
Exercisable	3,433	11.11	6.5	18,605
Ending vested and expected to vest	3,788	11.03	6.5	20,568

Weighted average fair value of options granted during year		$5.58

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$0.68

On November 17, 2004, the Company acquired all of the assets and assumed certain liabilities of MedSource Packaging Concepts LLC (“MedSource”), a privately-held Virginia corporation.  In connection with this acquisition the Company issued 100,000 warrants to MedSource at a fair value of approximately $323,170. Changes in these warrants for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
2004:
Beginning balance	—
Granted	100	$10.13
Outstanding at December 31	100	10.13	4.9	$515
Exercisable	100	10.13	4.9	515

2005:
Beginning balance	100
Outstanding at December 31	100	10.13	3.9	$201
Exercisable	100	10.13	3.9	201

2006:
Beginning balance	100
Outstanding at December 31	100	10.13	2.9	$571
Exercisable	100	10.13	2.9	571

The following table summarizes information about stock options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$2.07—$7.61	1,135	4.6	$4.93	1,135	$4.93
$8.86—$11.52	955	6.1	10.07	594	9.94
$12.14—$15.03	1,244	8.3	13.65	1,241	13.65
$16.23—$21.67	463	7.3	20.96	463	20.96

$2.07—$21.67	3,797	6.5	$11.03	3,433	$11.11

11.               SEGMENT REPORTING AND FOREIGN OPERATIONS

During the years ended December 31, 2006, 2005, and 2004, the Company had foreign sales of approximately $53,700,000, $45,317,000 and $37,522,000 or approximately 28%, 27%, and 25%, respectively, of total sales, primarily in Japan, Germany, France and the United Kingdom. Foreign sales are attributed based on location of the customer receiving the product.

The Company operates primarily in one segment in which it develops, manufactures and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in The Netherlands, and sales subsidiaries in Europe. The following is a summary of how the Company managed and reported its worldwide operations for fiscal years 2006, 2005, and 2004 (in thousands):

		Transfers
	Sales to	Between
	Unaffiliated	Geographic	Net	Identifiable
	Customers	Areas	Sales	Assets

Fiscal year ended December 31, 2006:
United States, Canada and international distributors	$158,488	$2,423	160,911	$147,134
Europe direct and European distributors	32,186	16,421	48,607	35,534
Eliminations		(18,844)	(18,844)

Consolidated	$190,674	$—	$190,674	$182,668

Fiscal year ended December 31, 2005:
United States, Canada and international distributors	$139,178	$2,148	$141,326	$135,508
Europe direct and European distributors	27,407	14,549	41,956	26,739
Eliminations		(16,697)	(16,697)

Consolidated	$166,585	$—	$166,585	$162,247

Fiscal year ended December 31, 2004:
United States, Canada and international distributors	$126,537	$2,244	$128,781	$114,038
Europe direct and European distributors	24,861	11,826	36,687	25,839
Eliminations		(14,070)	(14,070)

Consolidated	$151,398	$—	$151,398	$139,877

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

Following is a summary of the Company’s long-lived assets by geographic area (in thousands):

	2006	2005

United States	$74,093	$70,413
Ireland	14,792	14,765
Other foreign countries	3,498	440

Total	$92,383	$85,618

12.               ROYALTY AGREEMENTS

Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the ”Licensor”), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. The license agreement will terminate upon the expiration or invalidation of the last related patents, which will expire in August 2008. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 was paid or accrued in each of the years ended December 31, 2006, 2005, and 2004.

During 2002, the Company entered into a license agreement with another medical product manufacturer (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, with annual minimum royalty payments of $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2005. During 2006, the Company paid or accrued a royalty of 5% of net sales of approximately $15,000 under this license agreement.

During 2006,  in connection with the purchase of the Futura® safety scalpel device from Hypoguard, the Company acquired a license agreement with a medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor.   For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 3% of net sales, with annual minimum royalty payments of $144,000 for calendar year 2007 through 2014, and $108,000 for 2015.   During 2006, the Company paid or accrued  a royalty of  $108,000 under this license agreement.

13.               EMPLOYEE BENEFIT PLAN

The Company has a contributory 401(k) savings and profit sharing plan (“Plan”) covering all full-time employees who are at least 18 years of age. The Plan has no minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees’ compensation. Contributions made by the Company to the Plan for the years ended December 31, 2006, 2005, and 2004 totaled approximately $845,000, $698,000 and $692,000, respectively.

14.               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2006

Net sales	$45,040	$48,121	$46,697	$50,816
Gross profit	17,050	18,996	18,068	18,964
Income from operations*	3,705	5,476	5,136	4,693
Income tax expense	1,351	1,951	1,900	1,681
Net income	2,401	3,522	3,325	3,053
Basic earnings per common share	0.09	0.13	0.12	0.11
Diluted earnings per common share	0.09	0.13	0.12	0.11

(*Income from operations was adjusted in the first quarter of 2006, from what was reported, as the result of the reclassification of losses on disposal of assets from other income(expense) to selling, general and administrative expense.)

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

During the quarter ended December 31 2006, the Company determined it was not likely that it would pursue the product associated with the intellectual property and assets acquired from Sub-Q due to other priorities and opportunities.  Therefore, the Company recorded an impairment charge of approximately $929,000, during the fourth quarter primarily relating to intellectual property assets acquired from Sub-Q Inc. in March 2005.  During the quarter ended December 31, 2005, the Company adopted SFAS No. 151, Inventory Costs and recorded additional expenses to cost of sales of $415,000, research and development expense of $83,000 and selling, general and administrative expense of $37,000.

During the fourth quarter ended December 31, 2004, the Company accrued severance costs totaling approximately $663,000 related to the termination of employment of certain employees.

15.          SUBSEQUENT EVENTS

On February 26, 2007, the Company acquired  the Proguide chronic dialysis catheter product line from Datascope Corporation.  The product line was acquired for $3 million in cash plus a royalty on future sales and includes intellectual property, inventory and manufacturing equipment.

SUPPLEMENTARY FINANCIAL DATA

The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 14 to the consolidated financial statements of the Company set forth above.

Item 9.                          Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                 Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Regulations 13a-14(c) and 15a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the principal executive officer’s and principal financial officer’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Merit’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets of Merit Medical Systems, Inc.;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•                  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on those criteria and management’s assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

Our independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems Inc.:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Merit Medical Systems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 14, 2007

PART III

Items 10, 11, 12, 13 and 14.

These items are incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for May 23, 2007.  We anticipate that our definitive  proxy statement will be filed with the SEC not later than 120 days after December 31, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules.

(a)             Documents filed as part of this report:

(1)  Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

—	Report of Independent Registered Public Accounting Firm — Internal Control

—	Report of Independent Registered Public Accounting Firm — Financial Statements

—	Consolidated Balance Sheets as of December 31, 2006 and 2005

—	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

—	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

—	Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

—	Schedule II - Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs		End of
Description	of Year	Expenses(a)	Deduction(b)	Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2004	(749)	(114)	134	(729)
2005	(729)	(83)	45	(767)
2006	(767)	(154)	361	(560)

(a)             The Company records a bad debt provision based upon historical  experience and  a review of individual customer balances.

(b)            When an individual customer balance becomes impaired and is deemed uncollectible a deduction is made against the allowance for uncollectible accounts.

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs		End of
Description	of Year	Expenses(c)	Deductions(d)	Year

RESERVE FOR INVENTORY OBSOLESCENCE:

2004	(2,377)	(692)	760	(2,309)
2005	(2,309)	(139)	740	(1,708)
2006	(1,708)	(1,074)	677	(2,105)

(c)             The Company writes down its inventory for estimated obsolescence for unmarketable and/or slow moving products that may expire prior to being sold.

(d)            When a previously reserved for  inventory item is either disposed of or sold the Company records a deduction to its reserve for obsolescence inventory.

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(b)            none

(c)             Exhibits:

The following exhibits required by Item 601 of Regulation S—K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.
3.1	Articles of Incorporation of the Company, as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]
3.2	Bylaws of the Company*	[Form S-18 filed October 19, 1989, Exhibit No. 2]
4	Specimen Certificate of the Company’s Common Stock, no par value*	[Form S-18 filed October 19, 1989, Exhibit No. 10]
4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]
4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]
4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]
4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]
10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*	[Form 10-Q filed August 14, 1996, Exhibit No. 2]
10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991)*	[Form S-1 filed February 14, 1992, Exhibit No. 8]
10.3	License Agreement, dated April 8, 1992 between the Company and Utah Medical Products, Inc.*	[Form S-1 filed February 14, 1992, Exhibit No. 5]
10.4	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10-K for year ended December 31, 1994, Exhibit No. 10.4]
10.5	Amended and Restated Loan Agreement with Zion’s First National Bank dated August 11, 1999*	[Form 10-K for year ended December 31, 1995, Exhibit No. 10.5]
10.6	Amendment to Loan Agreement with Zion’s First National Bank 3/11/2002*	Form 10-K for year ended December 31, 2000, Exhibit No. 10.6]
10.7	Fifth Amendment to Loan Agreement with Zion’s First National Bank Date November 15, 2002*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.7]
10.8	Employment agreement between the Company and Fred P. Lampropoulos*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.8]

10.9	Employment agreement between the Company and Kent W. Stanger*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.9]
10.10	Employment agreement between the Company and B. Leigh Weintraub*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.10]
10.11	Employment agreement between the Company and Brian Ferrand*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.11]
10.12	Amended and Restated Deferred Compensation plan*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]
10.13	Purchase agreement dated November 17, 2004 between the Company and MedSource Packaging Concepts LLC*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.13]
10.14	Severance Agreement dated October 18, 2004 between the Company and Brian Ferrand*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.14]
10.15	Severance Agreement dated August 1, 2005 between the Company and Bryan Lampropoulos*	[Form 10-Q for quarter ended September 30, 2005, Exhibit No. 10.15]
10.16	Severance Agreement dated February 10, 2007 between the company and B. Leigh Weintraub	Filed herewith
10.17	Unsecured Loan Agreement with Bank of America, N.A.*	[Form 8-K filed December 7, 2006, Exhibit 10.1]
10.18	Seventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan	Filed herewith
21	Subsidiaries Of Merit Medical Systems, Inc	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

*                    These exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.  In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos

/s/: KENT W. STANGER	Chief Financial Officer, Secretary, Treasurer and
Kent W. Stanger	Director (Principal financial and accounting officer)

/s/: RICHARD W. EDELMAN	Director
Richard W. Edelman

/s/: REX C. BEAN	Director
Rex C. Bean

/s/: JAMES J. ELLIS	Director
James J. Ellis

/s/: MICHAEL E. STILLABOWER	Director
Michael E. Stillabower

/s/: FRANKLIN J. MILLER	Director
Franklin J. Miller