Form 10-Q
period 2007-03-31
MERIT MEDICAL SYSTEMS INC
filed 2007-05-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2007.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,380,754
Title or class	Number of Shares
Outstanding at May 3, 2007

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006
(In Thousands - Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,645	$9,838
Trade receivables - less allowances of $544 and 560, respectively	25,986	25,745
Employee receivables	183	194
Other receivables	457	192
Inventories	38,960	38,562
Prepaid expenses and other assets	1,241	1,031
Deferred income tax assets	163	2
Income tax refunds receivable	81	82

Total current assets	76,716	75,646

PROPERTY AND EQUIPMENT:
Land and land improvements	7,958	7,935
Building	43,037	43,111
Manufacturing equipment	55,008	54,400
Furniture and fixtures	16,585	15,910
Leasehold improvements	7,726	7,699
Construction-in-progress	11,148	7,313

Total	141,462	136,368
Less accumulated depreciation and amortization	(46,041)	(43,985)

Property and equipment—net	95,421	92,383

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,687 and $1,519, respectively	4,705	4,350
Goodwill	9,684	7,541
Other assets	2,830	2,656
Deferred income tax assets	3	2
Deposits	84	90

Total other assets	17,306	14,639

TOTAL ASSETS	$189,443	$182,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006
(In Thousands - Unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,818	$10,598
Accrued expenses	8,684	8,464
Advances from employees	232	245
Deferred income tax liabilities		190
Income taxes payable	819	1,177

Total current liabilities	21,553	20,674

DEFERRED INCOME TAX LIABILITIES	4,344	5,469

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	3,692

DEFERRED COMPENSATION PAYABLE	2,950	2,869

DEFERRED CREDITS	2,200	2,239

OTHER LONG-TERM OBLIGATION	178	205

Total liabilities	34,917	31,456

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2007, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,711 and 27,647 shares issued at March 31, 2007 and December 31 2006, respectively	55,336	54,394
Retained earnings	99,329	96,969
Accumulated other comprehensive loss	(139)	(151)

Total stockholders’ equity	154,526	151,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,443	$182,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 2007 AND 2006

(In Thousands, Except Earnings per Share and Unaudited)

	Three Months Ended
	March 31,
	2007	2006
NET SALES	$51,030	$45,040

COST OF SALES	32,172	27,990

GROSS PROFIT	18,858	17,050

OPERATING EXPENSES:
Selling, general, and administrative	12,015	11,238
Research and development	2,364	2,078

Total operating expenses	14,379	13,316

INCOME FROM OPERATIONS	4,479	3,734

OTHER INCOME (EXPENSE):
Interest income	89	46
Other (expense)	(1)	(28)

Other income - net	88	18

INCOME BEFORE INCOME TAXES	4,567	3,752

INCOME TAX EXPENSE	1,598	1,351

NET INCOME	$2,969	$2,401

EARNINGS PER COMMON SHARE:
Basic	$.11	$.09
Diluted	$.10	$.09

AVERAGE COMMON SHARES:
Basic	27,653	27,196
Diluted	28,617	28,092

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands and Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,969	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,243	1,963
Losses on sales and/or abandonment of equipment	70	29
Write-off of certain patents and trademarks		40
Amortization of deferred credits	(37)	(45)
Deferred income taxes	(119)	(599)
Tax benefit attributable to appreciation of common stock options exercised	(132)	(169)
Stock-based compensation	147	390
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(191)	2,837
Employee receivables	11	3
Other receivables	(289)	(137)
Income tax refunds receivable	3	955
Inventories	408	(1,581)
Prepaid expenses and other assets	(207)	(60)
Deposits	6
Trade payables	(740)	537
Accrued expenses	199	(33)
Advances from employees	(14)	(91)
Income taxes payable	1,331	924
Liabilities related to unrecognized tax positions	163
Other long-term obligations	(27)	(12)

Total adjustments	2,825	4,951

Net cash provided by operating activities	5,794	7,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(3,433)	(3,518)
Patents and trademarks	(49)	(96)
Increase in cash surrender value of life insurance contracts	(174)	(188)
Proceeds from the sales of equipment	5	8
Cash paid in acquisitions	(3,299)

Net cash used in investing activities	(6,950)	(3,794)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In Thousands and Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$664	$407
Increase in deferred compensation payable	81	224
Excess tax benefits from stock-based compensation	132	169

Net cash provided by financing activities	877	800

EFFECT OF EXCHANGE RATES ON CASH	86	11

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(193)	4,369

CASH AND CASH EQUIVALENTS:
Beginning of period	9,838	4,645

End of period	$9,645	$9,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3	$2

Income taxes	$218	$36

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2007, we acquired other intangibles (Customer Relationships) of Medrad, a Swedish Company, in a purchase transaction for $124,036.  The purchase price was allocated to other intangibles  (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

During the first quarter of 2007, we entered into a distribution Agreement with Milamy Partners LLC, (“Milamy”) a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their KanguruWeb™ Abdominal Retraction System in the vascular lab markets for $350,000.   As part of the distribution agreement, we received a customer list for the distribution agreements terminated by Milamy for their domestic and international sales to vascular labs.  The purchase price was allocated to other intangibles (Customer Relationships) for $350,000.

Fair value of assets acquired	$350,000
Cash paid	(175,000)
Accrued purchase price	(175,000)

Liabilities assumed	None

In the first quarter of 2007, we entered into an asset purchase agreement with Datascope Corporation, a New Jersey corporation, to purchase its ProGuide™ catheter in a purchase transaction for $3.0 million dollars.   In connection with this agreement we acquired assets, inventory, customer list, patents and trademarks.  We plan to complete our asset valuation during the second quarter of 2007.  The purchase price was preliminarily allocated to fixed assets for $50,844, inventory for $806,507 and goodwill for $2,142,649, which is subject to change upon completion of our asset valuation.

Fair value of assets acquired (including goodwill of $2,142,649)	$3,000,000
Cash paid	(3,000,000)

Liabilities assumed	None

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2007 and 2006 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2007, and our results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Certain amounts have been reclassified in the prior year’s financials to conform with the current year’s presentation.

 2.   Inventories.  Inventories are stated at the lower of cost or market.  Inventories at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Finished goods	$21,187	$20,524
Work-in-process	6,230	3,714
Raw materials	11,543	14,324

Total	$38,960	$38,562

3.  Reporting Comprehensive Income.  Comprehensive income for the three months ended March 31, 2007 and 2006 consisted of net income and foreign currency translation adjustments.  As of March 31, 2007 and December 31, 2006, the cumulative effect of such adjustments reduced stockholders’ equity by $139,460 and $151,048 respectively.  Comprehensive income for the three-month periods ended March 31, 2007 and 2006 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$2,969	$2,401
Foreign currency translation	12	36
Comprehensive income	$2,981	$2,437

4. Stock-based Compensation.  No stock awards were granted during the three-month periods ended March 31, 2007 and 2006.  Total pre-tax stock-based compensation expense for the three-month periods ended March 31, 2007 and 2006 was $147,000 ($14,000 in cost of goods sold, $5,000 in research and development and $128,000 in selling, general and administrative expense) and $390,000 ($116,000 in cost of goods sold, $48,000 in research and development and $226,000 in selling, general and administrative expense), respectively.  This stock-based compensation created a tax benefit of $132,000 and $169,000 for the three-months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.1 million and is expected to be recognized over a weighted average period of 0.83 years.

5. Acquisitions.  On February 14, 2007, we terminated our exclusive sales distributor agreement with Medrad Sweden, and purchased the customer list and information we believe will be necessary for us to conduct direct sales in Sweden.  The purchase price of $124,036 was allocated to other intangibles (Customer Relationships).  Customer relationships will be amortized on an accelerated basis over 5 years.

On February 2, 2007, we entered into a distribution agreement with Milamy Partners LLC, a Maine corporation, wherein Milamy granted to us an exclusive worldwide right to distribute the KanguruWeb™ Abdominal Retraction System in the vascular lab markets. Milamy terminated their current domestic and international distribution agreements and restricted their direct sales to non-vascular lab markets only.  We paid $350,000 for the exclusive worldwide distribution rights, which amount was allocated to other intangibles (Customer Relationships). The KanguruWeb™ Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

On February 26, 2007, we entered into an Asset Purchase Agreement with Datascope Corporation, a New Jersey corporation, to purchase certain assets for the manufacturing and sale of the ProGuide™ catheter for $3.0 million.    In connection with this agreement, we acquired assets, inventory, customer list, patents and trademarks.  We plan to complete our asset valuation during the second quarter of 2007.  The purchase price was preliminarily allocated to fixed assets for $50,844, inventory for $806,507 and goodwill for $2,142,649, which is subject to change upon completion of our assets valuation.  The ProGuide™ catheter is a chronic dialysis catheter used in attaining long-term vascular access for hemodialysis and apheresis.

6. Recent Accounting Pronouncements.  In September 2006,  the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value  Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for  derivatives  and other  financial instruments   measured  at  fair  value  under  Statement  133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the requirements of SFAS 157, and at this point in time, have not determined what impact, if any, SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently  required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the requirements of this statement and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

7.  Income Taxes.   In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, we recognized a cumulative-effect adjustment of approximately $610,000, increasing our liability for unrecognized tax benefits and reducing the January 1, 2007 balance of retained earnings.  The total liability for unrecognized tax benefits at January 1, 2007, including temporary tax differences, was approximately $3.4 million, of which approximately $1.7 million would favorably impact our effective tax rate if recognized. As of January 1, 2007, we accrued approximately $228,000 in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

During the first quarter of 2007, we recorded approximately $163,000 related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.   Included in this amount is approximately $41,000 related to interest expense and penalties.   The total outstanding balance for liabilities related to unrecognized tax benefits at March 31, 2007 was $3.7 million.

Our federal and state income tax returns for 2002 through 2006 are open tax years.  We are in several foreign tax jurisdictions which have open tax years from 2002 through 2006.

8.  Subsequent Events.   On April 2, 2007, we repurchased 344,084 shares of our common stock in a private transaction with a non-institutional private investor for an aggregate transaction price of $4,059,159, or $11.80 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results may vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

For the quarter ended March 31, 2007, we reported revenues of $51.0 million, up 13% over the three months ended March 31, 2006.

Gross profit as a percentage of sales were down to 37.0% for the first quarter of 2007, compared to 37.9% for the first quarter of 2006. This decline can be attributed primarily to an increase in wages beginning in the fourth quarter of 2006, additional headcount, higher health benefit costs, and increases in depreciation of new production equipment when compared to the comparable period in 2006.  We completed the transfer of one of our product lines to a contract manufacturer in Mexico during the first quarter of 2007, and intend to have three additional product lines moved by the end of 2007.   We believe these transfers will help to reduce our direct labor cost per unit upon completion of each move and free up manufacturing support costs that can be reduced or applied to support new products.  In addition, we continue to work to develop manufacturing efficiencies, raise some customer prices, discontinue some lower-margin business, and we plan to launch our newly-acquired version of the chronic dialysis catheter, which we believe will have a higher gross margin than our current overall gross margins.

Net income increased for the three months ended March 31, 2007 to $3.0 million, compared to $2.4 million for the prior year period, an increase of 24%.  When compared to the prior year period, net income for the quarter ended March  31, 2007 was positively affected by increased sales volumes and lower selling, general and administrative expenses as a percentage of sales, and a lower effective income tax rate and negatively affected by lower gross margins.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Sales	100.0%	100.0%
Gross profit	37.0	37.9
Selling, general and administrative expenses	23.5	25.0
Research and development expenses	4.6	4.6
Income from operations	8.8	8.3
Other income	0.17	0.04
Net income	5.8	5.3

Sales.  Sales for the three months ended March 31, 2007 increased by 13%, or approximately $6.0 million, compared to the same period of 2006.    We report sales in four product categories.  Listed below are the sales relating to these product categories for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	% Change	2007	2006
Custom kits and procedure trays	18%	$15,703	$13,282
Stand-alone devices	20%	15,107	12,621
Inflation devices	1%	13,971	13,858
Catheters	18%	6,249	5,279
Total	13%	$51,030	$45,040

The sales growth of 13% for the first quarter of 2007, when compared to the same period of the prior year, was favorably affected by a 5.5% increase in sales of several stand-alone devices due primarily to the introduction of new products and growth in some Original Equipment Manufacturing (“OEM”) business, a 5.2% increase in custom kits and procedure tray business, of which nearly half came from procedure tray sales, and a 2.2% increase in catheter sales, largely from our Prelude and Mini Access Kit product lines.

Gross Profit.  Gross profit as a percentage of sales declined to 37.0% for the first quarter of 2007, compared to 37.9% of sales for the comparable period. This decline can be attributed primarily to an increase in wages beginning in the fourth quarter of 2006, additional headcount, higher health benefit costs, and increases in depreciation of new production equipment when compared to the first quarter of 2006.

Operating Expenses.  Selling, general and administrative expenses decreased to 23.5% of sales for the three months ended March 31, 2007, compared with 25.0% of sales for the three months ended March 31, 2006.  The decrease in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2007, when compared to the first three months of 2006, was due primarily to increased operating leverage resulting, in large part, from hiring 17 additional sales representatives during the second half of 2005.  Research and development expenses remained unchanged at 4.6% of sales for the three months ended March 31, 2007 and 2006.

Other Income.  Other income for the first quarter of 2007 was approximately $88,000, compared to approximately $18,000 for the same period in 2006.  This increase in other income during the first quarter of 2007, when compared to the same period in 2006, was primarily the result of an increase in interest income as the result of a higher average cash balance and higher interest rates for the quarter ended March 31, 2007, when compared to the same period of 2006.

Income Taxes.  Our effective tax rate for the three months ended March 31, 2007 was 35.0%, compared to 36.0% for the same period of 2006.  The decrease in the effective tax rate for March 31, 2007, when compared to the same period of 2006, was primarily the result of newly enacted research and development tax credit laws which increased our benefit.

Income.  During the first quarter of 2007, we reported income from operations of $4.5 million, an increase of 20% from $3.7 million for the comparable period in 2006.  When compared to the comparable period of 2006, income from operations for the quarter ended March 31, 2007 was positively affected by increased sales volumes and lower selling, general and administrative expenses, and negatively affected by lower gross margins. These factors, along with a lower effective tax rate for the three months ended March 31, 2007 compared to the comparable period of 2006, contributed to increased net income of $3.0 million, an increase of 24%, for the three months ended March 31, 2007, when compared to net income of $2.4 million for the same period of 2006.

Liquidity and Capital Resources

Our working capital as of March 31, 2007 and December 31, 2006 was $54.5 million and $55.0 million, respectively.  As of March 31, 2007, we had a current ratio of 3.5 to 1. On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30,000,000, expiring on December 7, 2010. In addition, on December 8, 2006, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1,000,000. We had $0 outstanding under our lines of credit at March 31, 2007.  We generated cash from operations for the three months ended March 31, 2007, in the amount of $5.8 million.

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

Contractual Obligations Table

We have certain fixed contractual lease and royalty obligations that include future estimated payments.  These  commitments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in our Management’s Discussion and Analysis of Financial Condition and Result of Operations under “Capital Commitments.”  We adopted the provisions of FIN 48 for unrecognized tax positions on January 1, 2007.  We are subject to income tax audits by federal, state and foreign tax authorities.   If under examination by tax authorities we are unsuccessful in our unrecognized tax positions, future tax payments may be required.    Although, we are currently under audit by the Internal Revenue Service for years 2002 and 2004, we are unaware of any material future payments that may be required at this time related to these ongoing audits.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results will differ, and may differ materially from these estimates under different assumptions or conditions.  Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development, and selection of our most critical financial estimates with the Audit Committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management, then additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.2 million as of March 31, 2007.

Allowance for Doubtful Accounts:  A majority of our receivables are with hospitals which, over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances, we have written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $544,285 at March 31, 2007, which is in line with historical collection experience.

Stock-Based Compensation:  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and is recognized as expense over the vesting period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes: We adopted the provisions of FIN 48, effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in the U.S. Dollar, our principal currency.  A portion of our revenues ($5.7 million, representing approximately 11.3% of aggregate revenues), for the quarter ended March 31, 2007 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended March 31, 2007, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $505,000 and 0.17% in gross profit.

At March 31, 2007, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately 1,166,000 million and 382,000, respectively.  In order to partially offset such risks, at February 28, 2007, we entered into 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the quarter ended March  31, 2007 we recorded a net loss of approximately $17,000 on these transactions executed during the quarter ended March 31, 2007, in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of March 31, 2007, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Merit.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.19	Stock Purchase Agreement by and between Merit Medical Systems, Inc. and Sheen Man Co. LTD, dated April 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: May 9, 2007	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date: May 9, 2007	/s/ Kent W. Stanger
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER