Form 10-Q
period 2007-06-30
MERIT MEDICAL SYSTEMS INC
filed 2007-08-07
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,323,805
Title or class	Number of Shares
Outstanding at August 3, 2007

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(In Thousands - Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,281	$9,838
Trade receivables - less allowances of $518 and $560, respectively	25,029	25,745
Employee receivables	133	194
Other receivables	734	192
Inventories	38,373	38,562
Prepaid expenses and other assets	1,702	1,031
Deferred income tax assets	3	2
Income tax refunds receivable	188	82

Total current assets	75,443	75,646

PROPERTY AND EQUIPMENT:
Land and land improvements	8,026	7,935
Building	43,059	43,111
Manufacturing equipment	55,656	54,400
Furniture and fixtures	17,007	15,910
Leasehold improvements	7,739	7,699
Construction-in-progress	14,315	7,313

Total	145,802	136,368
Less accumulated depreciation and amortization	(48,105)	(43,985)

Property and equipment—net	97,697	92,383

OTHER ASSETS:
Other intangibles - less accumulated amortization of $1,897 and $1,519, respectively	5,369	4,350
Goodwill	9,068	7,541
Other assets	2,921	2,656
Deferred income tax assets	14	2
Deposits	84	90

Total other assets	17,456	14,639

TOTAL ASSETS	$190,596	$182,668

See notes to consolidated financial statements.

	June 30, 2007	December 31 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	11,140	10,598
Accrued expenses	9,794	8,464
Advances from employees	312	245
Deferred income tax liabilities		190
Income taxes payable	401	1,177

Total current liabilities	21,647	20,674

DEFERRED INCOME TAX LIABILITIES	4,812	5,469

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	3,857

DEFERRED COMPENSATION PAYABLE	3,022	2,869

DEFERRED CREDITS	2,167	2,239

OTHER LONG-TERM OBLIGATIONS	528	205

Total liabilities	36,033	31,456

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2007, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,383 and 27,647 shares issued at June 30, 2007 and December 31, 2006, respectively	51,755	54,394
Retained earnings	102,925	96,969
Accumulated other comprehensive loss	(117)	(151)

Total stockholders’ equity	154,563	151,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,596	$182,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In Thousands Except Earnings per Share and Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET SALES	$51,811	$48,121	$102,841	$93,161

COST OF SALES	32,275	29,125	64,447	57,114

GROSS PROFIT	19,536	18,996	38,394	36,047

OPERATING EXPENSES:
Selling, general, and administrative	11,858	11,497	23,873	22,764
Research and development	2,207	2,023	4,571	4,102

Total operating expenses	14,065	13,520	28,444	26,866

INCOME FROM OPERATIONS	5,471	5,476	9,950	9,181

OTHER INCOME (EXPENSE):
Interest income	63	64	152	110
Other (expense)	(1)	(67)	(2)	(65)

Other income (expense) - net	62	(3)	150	45

INCOME BEFORE INCOME TAXES	5,533	5,473	10,100	9,226

INCOME TAX EXPENSE	1,937	1,951	3,535	3,303

NET INCOME	$3,596	$3,522	$6,565	$5,923

EARNINGS PER COMMON SHARE:
Basic	$.13	$.13	$.24	$.22
Diluted	$.13	$.13	$.23	$.21

AVERAGE COMMON SHARES:
Basic	27,727	27,261	27,690	27,228
Diluted	28,480	27,967	28,549	28,030

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In Thousands and Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,565	$5,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,540	3,998
Losses on sales and/or abandonment of equipment	70	169
Write-off of certain patents and trademarks	35	40
Amortization of deferred credits	(73)	(90)
Deferred income taxes	497	(448)
Stock-based compensation	396	764
Tax benefit attributable to appreciation of common stock options exercised	(178)	(361)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	831	2,524
Employee receivables	58	(44)
Other receivables	(563)	(424)
Inventories	996	(3,153)
Prepaid expenses and other assets	(666)	(655)
Income tax refund receivables	(103)	932
Deposits	6	(1)
Trade payables	(1,703)	371
Accrued expenses	1,288	720
Advances from employees	64	(50)
Income taxes payable	954	1,323
Liabilities related to unrecognized tax positions	329
Other liabilities	93	(25)

Total adjustments	6,871	5,590

Net cash provided by operating activities	13,436	11,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(7,426)	(8,032)
Patents and trademarks	(58)	(205)
Increase in cash surrender value of life insurance contracts	(265)	(61)
Proceeds from the sale of equipment	9	14
Cash paid in acquisitions	(3,479)	(1,800)

Net cash used in investing activities	(11,219)	(10,084)

See notes to consolidated financial statements.

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$993	$856
Common stock repurchased and retired	(4,206)
Increase in deferred compensation payable	153	223
Excess tax benefits from stock-based compensation	178	361

Net cash (used by) provided by financing activities	(2,882)	1,440

EFFECT OF EXCHANGE RATES ON CASH	108	130

NET(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(557)	2,999

CASH AND CASH EQUIVALENTS:
Beginning of period	9,838	4,645

End of period	$9,281	$7,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$4	$5

Income taxes	$1,852	$1,464

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2007, we acquired other intangibles (Customer Relationships) of Medrad, a Swedish company, in a purchase transaction for $124,036.  The purchase price was allocated to other intangibles  (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

During the six months ended June 30, 2007, we entered into a distribution agreement with Milamy Partners LLC, a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their Kanguru Abdominal Retraction System in vascular lab markets for $350,000.   As part of the distribution agreement, we received a customer list for the distribution agreements terminated by Milamy for their domestic and international sales to vascular labs.  The purchase price was allocated to other intangibles (Customer Relationships) for $350,000.

Fair value of assets acquired	$350,000
Cash paid	(350,000)

Liabilities assumed	None

 See notes to consolidated financial statements.

During the six months ended June 30, 2007, we entered into an asset purchase agreement with Datascope Corporation, a New Jersey corporation, to purchase its ProGuide™ catheter in a purchase transaction for $3,284,68, including future minimum royalty payments of $279,181. In connection with this agreement we acquired assets, inventory, a customer list, patents and a trademark.  The purchase price was allocated to fixed assets for $50,844, inventory for $806,507, a customer list for $230,000, patents for $480,000, a trademark for $130,000, a covenant not to compete for $60,000 and goodwill for $1,527,330.

Fair value of assets acquired (including goodwill of $1,527,330)	$3,284,681
Cash paid	(3,005,500)

Liabilities assumed	$(279,181)

During the six months ended June 30, 2006, we acquired certain assets and other intangibles (Customer Relationships) of Hypoguard USA, Inc. in a purchase transaction for $790,077. The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, a customer list for $300,000 and goodwill for $161,683.

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

As of June 30, 2007 and 2006, $2.1 million and $1.5 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2007 and 2006 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2007, and our results of operations and cash flows for the three and six-month periods ended June 30, 2007 and 2006. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$21,091	$20,524
Work-in-process	5,618	3,714
Raw materials	11,664	14,324

Total	$38,373	$38,562

3.  Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 consisted of net income and foreign currency translation adjustments.  As of June 30, 2007 and December 31, 2006, the cumulative effect of such adjustments reduced stockholders’ equity by $116,972 and $151,048, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 has been computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,596	$3,522	$6,565	$5,923
Foreign currency translation	22	109	34	145
Comprehensive income	$3,618	$3,631	$6,599	$6,068

4. Stock-based Compensation.  Stock-based compensation expense for the three and six-month periods ended June 30, 2007 and 2006 has been computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$59	$109	$73	$225
Research and development	24	42	29	90
Selling, general and administrative	166	223	294	449
Total pre-tax stock expense	$249	$374	$396	$764

This stock-based compensation created a tax benefit of $46,000 and $178,000 for the three and six-month periods ended June 30, 2007, respectively, when compared to $192,000 and $361,000 for the three and six-month periods ended June 30, 2006, respectively.  As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.2 million and is expected to be recognized over a weighted average period of 2.33 years. During the six months ended June 30, 2007 there were 402,500 stock awards granted and during the six months ended June 30, 2006 no stock awards were granted.  We use the Black-Scholes method to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	5.00%	4.98%
Expected option life	6	6.08
Expected price volatility	47.80%	41.90%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  We determined the expected term of the stock options using the historical exercise behavior of employees.  The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income per share  (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding used for calculation of net income per share-basic	27,727	27,261	27,690	27,228

Common stock equivalents	753	706	859	802

Total shares used for calculation of net income per share-diluted	28,480	27,967	28,549	28,030

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	1,364	2,051	1,358	1,366

6. Acquisitions.  On February 14, 2007, we terminated our exclusive sales distributor agreement with Medrad Sweden, and purchased the customer list and information we believe will be necessary for us to conduct direct sales in Sweden.  The purchase price of $124,036 was allocated to other intangibles (Customer Relationships).  Customer relationships will be amortized on an accelerated basis over 5 years.

On February 2, 2007, we entered into a distribution agreement with Milamy Partners LLC, a Maine corporation, wherein Milamy granted to us an exclusive worldwide right to distribute the KanguruWeb™ Abdominal Retraction System in the vascular lab markets. Milamy terminated their current domestic and international distribution agreements and restricted their direct sales to non-vascular lab markets only.  We paid $350,000 for the exclusive worldwide distribution rights in vascular lab markets, which amount was allocated to other intangibles (Customer Relationships). The KanguruWeb™ Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

On February 26, 2007, we entered into an Asset Purchase Agreement with Datascope Corporation, a New Jersey corporation, to purchase certain assets for the manufacture and sale of the ProGuide™ catheter for $3,284,681, including future minimum royalty payments of $279,181.    In connection with this agreement, we acquired assets, inventory, a customer list, patents and a trademark.   The purchase price was preliminarily allocated to fixed assets for $50,844, inventory for $806,507, a customer list for $230,000, patents for $480,000, a trademark for $130,000, a covenant not to compete for $60,000 and goodwill for $1,527,330, based on an independent valuation of the fair value of assets acquired.  In addition, we agreed to a running royalty payment of 5% of net sales through 2014,

with a minimum annual payment of $50,000.   Based on management’s evaluation of the purchase agreement, we recorded the additional minimum earn-out payment as an assumed liability and an addition to the cost of the acquisition.  The minimum running royalty payment of $350,000 to be paid through 2014 was discounted using our incremental borrowing rate of 6% to arrive at an assumed liability of $279,181.  The ProGuide™ catheter is a chronic dialysis catheter used in attaining long-term vascular access for hemodialysis and apheresis.

On March 31, 2006, Merit entered into an Asset Purchase Agreement with Millimed A/S, a Danish company, to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price including legal fees of $1,510,122. Merit made an initial payment on April 3, 2006 of $1.0 million to Millimed A/S, with additional payment of $500,000 due upon the first to occur of: (a) the date of six months following the closing date; or (b) the successful transfer of the production of the product to Merit’s facility in Galway, Ireland.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, paragraphs 26 and 27, we have recorded the additional $500,000 in accrued expenses in the financial statements as it appears certain beyond a reasonable doubt that the payment will occur through the passage of time.  The additional future payment has been included in the initial purchase price allocation.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $912,742. Merit is the market leader in hemostasis valves.

On April 7, 2006, Merit entered into an Asset Purchase Agreement with Hypoguard USA, Inc, a Delaware corporation, to purchase certain assets for the manufacture and sale of auto-retractable safety scalpels, for a purchase price including legal fees and freight costs to transport fixed assets of $790,077. Merit made an initial payment of $750,000 to Hypoguard USA, Inc, with a potential earn-out payment of $500,000 due upon reaching certain sales milestones.  In accordance with SFAS No. 141 Business Combination, paragraphs 26 and 27, we have not recorded the additional earn out contingent consideration as it is not certain beyond a reasonable doubt.  If the earn-out payment occurs it will be included in the initial purchase price.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangible (Customer Relationships) for $300,000 and goodwill for $161,683. Customer Relationships will be amortized on an accelerated basis over 4 years.  We intend to use scalpel product line and technology to broaden our product offerings related to customs kits, procedure trays and OEM business.

7. Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for derivatives and other financial instruments   measured at fair value under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the requirements of SFAS 157 and, at this point in time, have not determined what impact, if any, SFAS 157 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the requirements of SFAS 159 and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

8.  Income Taxes.   In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

During the three and six-month periods ended June 30, 2007, we recorded approximately $163,000 and $110,000, respectively, related to unrecognized tax benefits that would favorably impact our effective tax rate if recognized.   Included in these amounts are approximately $41,000 and $48,000 for the three and six-month periods ended June 30, 2007, respectively, related to interest expense and penalties.   The total outstanding balance for liabilities related to unrecognized tax benefits at June 30, 2007 was $3.9 million.

Our federal and state income tax returns for 2002 through 2006 are open tax years.  We are in several foreign tax jurisdictions which have open tax years from 2002 through 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, changes in customer preferences, order volumes or shifts in demand for our products, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. All subsequent forward-looking statements attributable to Merit or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” beginning on page 15 below.

Overview

For the quarter ended June 30, 2007 we reported record revenues of $51.8 million, up 8% from the three months ended June 30, 2006 of $48.1 million.  Revenues for the six months ended June 30, 2007 were a record $102.8 million, compared with $93.2 million for the same six months in 2006, a gain of 10%.

Gross margins were 37.7% and 37.3% of sales for the three and six-month periods ended June 30, 2007, respectively, compared to 39.5% and 38.7% of sales for the three and six-month periods ended June 30, 2006, respectively.  This decline resulted primarily from an increase in wages beginning in the fourth quarter of 2006, additional production headcount, an increase in the sales of lower margin kits, write-offs related to inventories no longer being used and higher health benefit costs. We will complete the transfer of two of our product lines to a contract manufacturer in Mexico during the third quarter of 2007, and intend to move at least one additional product line to Mexico by the end of 2007.   We believe these transfers will help to reduce our direct labor cost per unit upon completion of each move and free up manufacturing support costs that can be reduced or applied to support new products.  In addition, we continue to work to develop manufacturing efficiencies, raise some customer prices, discontinue some lower-margin business, and launch our newly-acquired version of the chronic dialysis catheter, which we believe will have a higher gross margin than our current overall gross margins.

Net income was up slightly for the three months ended June 30, 2007 to $3.6 million, compared to $3.5 million for the same period of 2006.   For the six-month period ended June 30, 2007 net income increased to $6.6 million, compared to $5.9 million for the same period of 2006.  Net income for the three and six-month periods ended June 30, 2007 was positively affected by increased sales volumes, lower selling, general and administrative expenses as a percentage of sales, and a lower effective tax rate, and was negatively affected by lower gross margins.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.7	39.5	37.3	38.7
Selling, general and administrative expenses	22.9	23.9	23.2	24.4
Research and development expenses	4.3	4.2	4.4	4.4
Income from operations	10.6	11.4	9.7	9.9
Other income	0.1	0.0	0.1	0.0
Net income	6.9	7.3	6.4	6.4

Sales.  Sales for the three months ended June 30, 2007 increased by 8%, or approximately $3.7 million, compared to the same period of 2006.   Sales for the six months ended June 30, 2007 increased by 10%, or approximately $9.7 million, compared to the same period of 2006.   We currently report sales in four product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2007 and 2006 (in thousands).  In order to track Merit’s changing business more clearly, management has decided to combine our custom kit sales and procedure tray sales, which we reported separately until December 31, 2005, into a single category.

	Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2007	2006	% Change	2007	2006
Custom kits and procedure trays	9%	$15,530	$14,228	14%	$31,233	$27,510
Stand-alone devices	8%	15,415	14,330	13%	30,521	26,953
Inflation devices	2%	14,563	14,307	1%	28,534	28,165
Catheters	20%	6,303	5,256	19%	12,553	10,533
Total	8%	$51,811	$48,121	10%	$102,841	$93,161

The sales growth of 8% for the second quarter of 2007, when compared to the same period of 2006, was favorably affected by increased sales of custom kits and procedure trays, stand-alone devices (maps and stopcocks), and catheters (cardiology diagnostic catheters and Resolve®/™ locking drainage catheters).  The sales growth of 10% for the six month-period ended June 30, 2007, when compared to the same period of 2006, was favorably affected by increased sales of custom kits and procedure trays (of which half came from increased sales of procedure trays), stand-alone devices (maps, stopcocks and safety scalpels) and catheters (particularly our Mini Access®/™ catheter product line, Prelude®/™ sheath product line and Resolve®/™ locking drainage catheter line).

Gross Profit.  Gross margins were 37.7% and 37.3% of sales for the three and six-month periods ended June 30, 2007, respectively, compared to 39.5% and 38.7% of sales for the three and six-month periods ended June 30, 2006, respectively.  This decline resulted primarily from an increase in wages beginning, in the fourth quarter of 2006, additional production headcount, an increase in the sales of lower margin kits and write-offs related to inventories no longer being used and higher health benefit costs.

Operating Expenses.  Selling, general and administrative expenses decreased to 22.9% of sales for the three months ended June 30, 2007, compared with 23.9% of sales for the three months ended June 30, 2006.     For the six months ended June 30, 2007, selling, general and administrative expenses decreased to 23.2% compared with 24.4% of sales for the six months ended June 30, 2006.  The decrease in selling, general and administrative expenses as a percentage of sales during the three and six-month periods ended June 30, 2007, when compared to comparable periods, of 2006, was due primarily to increased operating leverage resulting, in large part, from hiring 17 additional sales representatives during the second half of 2005. Research and development expenses increased to 4.3% of sales for the three months ended June 30, 2007, compared with 4.2% of sales for the three months ended June 30, 2006.  This increase was primarily attributable to salary increases given in September of 2006.

Research and development expenses remained unchanged at 4.4% of sales for the six-month periods ended June 30, 2007 and 2006.

Other Income (Expense).  Other income for the second quarter of 2007 was approximately $62,000, compared to other expense of approximately ($3,000) for the same period in 2006.  The net change from other income to other expense for the three months ended June 30, 2007, when compared to the same period in 2006, was primarily the result of foreign exchange rate hedge losses incurred during the second quarter of 2006.   Other income for the six months ended June 30, 2007 was approximately $150,000, compared to other income of approximately $45,000 for the same period in 2006.  The net change in other income for the three and six-month periods ended June 30, 2007 when compared to the same periods in 2006 was primarily the result of an increase in interest income as the result of a higher average cash balances and higher interest rates, when compared to the same period in 2006 and the result of foreign exchange rate hedge losses incurred during the second quarter of 2006.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2007 was 35.0%, compared to 35.7% for the same period of 2006.  For the six months ended June 30, 2007, our effective tax rate was 35.0%, compared to 35.8% for the same period in 2006.  The decrease in the effective tax rate for the three and six-month periods ended June 30, 2007, when compared to the comparable periods of 2006, was primarily the result of newly enacted research and development tax credit laws which increased our tax benefit.

Income.  During the second quarter of 2007, we reported income from operations of $5.5 million, unchanged from $5.5 million for the comparable period in 2006.  For the six months ended June 30, 2007, we reported income from operations of $10.0 million, an increase of 8% from $9.2 million for the comparable period in 2006. When compared to the comparable periods of 2006, income from operations for the three and six-month periods ended June 30, 2007, was positively affected by increased sales volumes, lower selling, general and administrative expenses as a percentage of sales, and negatively affected by lower gross margins.  These factors, along with a lower effective tax rate contributed to higher net income of $3.6 and $6.6 million for the three and six-month periods ended June 30, 2007, respectively, compared to net income of $3.5 million and $5.9 million for the same periods of 2006.

Liquidity and Capital Resources

At June 30, 2007, we had $9.3 million in cash and cash equivalents.  These amounts consist of cash, commercial paper and municipal bonds.  This balance represents a $557,000 decrease as compared to cash, cash equivalents and short-term investments at December 31, 2006.

Our working capital as of June 30, 2007 and December 31, 2006 was $53.8 million and $55.0 million, respectively.  The decrease in working capital was, in part, the result of cash paid for acquisitions and repurchases of our common stock made during the second quarter of 2007.  This was partially offset by improvements in our inventory position and trade receivables.  Our day’s sales outstanding (“DSO”) on trade receivables improved from 48 DSO at year end to 44 DSO at June 30, 2007.  We generated cash from operations for the six months ended June 30, 2007, in the amount of $13.4 million, an increase of $1.9 million over the comparable period of 2006.  As of June 30, 2007, we had a current ratio of 3.5 to 1.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30 million, expiring on December 7, 2010.  In addition, on December 8, 2006, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1 million.  We had $0 outstanding under our lines of credit at June 30, 2007.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Our principal sources of funding for these and other expenses have historically been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate to conduct our current operations for the foreseeable future.

Contractual Obligations Table

We have certain fixed contractual lease and royalty obligations that include future estimated payments.  These  commitments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Capital Commitments.”  We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 for unrecognized tax positions on January 1, 2007.  We are subject to income tax audits by federal, state and foreign tax authorities.   If under examination by tax authorities we are unsuccessful in our unrecognized tax positions, future tax payments may be required.    Although, we are currently under audit by the Internal Revenue Service for years 2002 and 2004, we are unaware of any material future payments that may be required at this time related to these ongoing audits.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results will differ, and may differ materially, from these estimates under different assumptions or conditions.  Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development, and selection of our most critical financial estimates with the Audit Committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence Reserve:  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management, then additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.2 million as of June 30, 2007.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was approximately $518,000 at June 30, 2007, which is in line with our historical collection experience.

Stock-Based Compensation:  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and  recognize the cost as an expense over the term of  the vesting period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes: We adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provision and operating results in the period(s) in which we make such determination.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.9 million, representing approximately 11.4% of aggregate revenues), for the quarter ended June 30, 2007 was attributable to sales that were denominated in Euros, Danish Krone, Swedish Krone and GBPs.  Certain of our expenses are also denominated in Euros, Danish Krone, Swedish Krone and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended June 30, 2007, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $423,000 and 0.10% in gross profit.

At June 30, 2007, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately €729,000 and £237,000, respectively.  In order to partially offset such risks, at May 31, 2007, we entered into a 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes. These 30-day forward foreign exchange contracts are not expected to have a material effect on  our financial statements, given the small amounts hedged.    During the three and six-month periods ended June 30, 2007, we experienced a net gain of approximately $10,000 and net loss $7,000, respectively, on hedging transactions we executed during the three and six-month periods ended June 30, 2007 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rates.

As of June 30, 2007, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM  4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table presents our repurchases of common stock for each of the three months included in the  quarter ended June 30, 2007:

			Total Number of shares	Maximum Number of
	Total Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares Purchased	Price Paid	Publicly Announced	Purchased Under the
Period	(1)	per Share	Plans or Programs	Plans or Programs (2)
April 1 - 30, 2007	344,084	$11.80
May 1 - 31, 2007	—	—
June 1 - 30, 2007	12,800	$11.50	12,800	1,387,200

(1)                                  On February 24, 2007 our Board of Directors approved the repurchase of 344,084 shares of our common stock in a private transaction with a non-institutional private investor.

(2)                                  On April 30, 2007 our Board of Directors approved the repurchase of up to 1,400,000 shares of our common stock.  We intend to make repurchases from time to time based on market conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2007 we held our 2007 Annual Meeting of Shareholders (the “Annual Meeting”) at which our shareholders considered and voted as follows on the items described below:

1.  The shareholders considered whether to elect the following persons as directors, each to serve for a term of three years, as indicated below, or until his respective successor shall have been duly elected and shall qualify:

	Votes
	Received	Withheld
Rex C. Bean	21,232,035	4,430,102
Richard W. Edelman	21,232,035	4,430,102
Michael E. Stillabower, M.D.	21,231,787	4,430,350

In addition to the directors elected at the Annual Meeting, the terms of Fred P. Lampropoulos, Kent W.
Stanger, James J. Ellis and Franklin J. Miller, M.D. continue after the meeting.  The terms of Messrs. Stanger and Ellis are scheduled to expire in 2008.  The terms of Mr. Lampropoulos and Dr. Miller are scheduled to expire in 2009.

2.  Our shareholders also considered a proposal to ratify the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2007.  There were 25,102,254 votes cast in favor of the proposal, 546,400 votes cast against the proposal, and 13,483 votes abstained.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	August 7, 2007	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	August 7, 2007	/s/ KENT W. STANGER
KENT W. STANGER
CHIEF FINANCIAL OFFICER