Form 10-Q
period 2007-09-30
MERIT MEDICAL SYSTEMS INC
filed 2007-11-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empoyer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	27,305,753
Title or class	Number of Shares
Outstanding at November 5, 2007

MERIT MEDICAL SYSTEMS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity and Use of Proceeds

	Item 5.	Other Information

	Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

 (In Thousands - Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,199	$9,838
Trade receivables - less allowances of $530 and $560, respectively	24,844	25,745
Employee receivables	119	194
Other receivables	882	192
Inventories	36,794	38,562
Prepaid expenses and other assets	1,463	1,031
Deferred income tax assets	3	2
Income tax refunds receivable	105	82

Total current assets	76,409	75,646

PROPERTY AND EQUIPMENT:
Land and land improvements	8,107	7,935
Building	43,111	43,111
Manufacturing equipment	61,531	54,400
Furniture and fixtures	17,456	15,910
Leasehold improvements	10,039	7,699
Construction-in-progress	8,565	7,313

Total	148,809	136,368
Less accumulated depreciation and amortization	(50,521)	(43,985)

Property and equipment—net	98,288	92,383

OTHER ASSETS:
Other intangibles - less accumulated amortization of $2,085 and $1,519, respectively	6,438	4,350
Goodwill	9,099	7,541
Other assets	2,844	2,656
Deferred income tax assets	3	2
Deposits	84	90

Total other assets	18,468	14,639

TOTAL ASSETS	$193,165	$182,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In Thousands - Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2007	December 31, 2006
CURRENT LIABILITIES:
Trade payables	10,158	10,598
Accrued expenses	9,880	8,464
Advances from employees	214	245
Deferred income tax liabilities	97	190
Income taxes payable	138	1,177

Total current liabilities	20,487	20,674

DEFERRED INCOME TAX LIABILITIES	5,541	5,469

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	3,388

DEFERRED COMPENSATION PAYABLE	2,893	2,869

DEFERRED CREDITS	2,134	2,239

OTHER LONG-TERM OBLIGATIONS	435	205

Total liabilities	34,878	31,456

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of September 30, 2007, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,304 and 27,647 shares issued at September 30, 2007 and December 31, 2006, respectively	51,088	54,394
Retained earnings	107,220	96,969
Accumulated other comprehensive loss	(21)	(151)

Total stockholders’ equity	158,287	151,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,165	$182,668

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands Except Earnings Per Share - Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$50,584	$46,697	$153,425	$139,858

COST OF SALES	30,801	28,629	95,247	85,743

GROSS PROFIT	19,783	18,068	58,178	54,115

OPERATING EXPENSES:
Selling, general, and administrative	11,707	10,813	35,580	33,577
Research and development	1,990	2,119	6,561	6,221

Total operating expenses	13,697	12,932	42,141	39,798

INCOME FROM OPERATIONS	6,086	5,136	16,037	14,317

OTHER INCOME (EXPENSE):
Interest income	96	69	248	179
Other income (expense)	4	20	2	(45)

Other income - net	100	89	250	134

INCOME BEFORE INCOME TAXES	6,186	5,225	16,287	14,451

INCOME TAX EXPENSE	1,891	1,900	5,427	5,203

NET INCOME	$4,295	$3,325	$10,860	$9,248

EARNINGS PER COMMON SHARE:
Basic	$.16	$.12	$.40	$.34
Diluted	$.15	$.12	$.38	$.33

AVERAGE COMMON SHARES:
Basic	27,327	27,363	27,453	27,274
Diluted	28,031	28,287	28,260	28,116

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands -Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,860	$9,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,890	6,078
Losses on sales and/or abandonment of equipment	252	161
Write-off of certain patents and trademarks	95	40
Amortization of deferred credits	(105)	(135)
Deferred income taxes	1,332	(373)
Stock-based compensation	759	1,196
Tax benefit attributable to appreciation of common stock options exercised	(216)	(508)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	1,139	2,267
Employee receivables	74	(48)
Other receivables	(690)	(178)
Inventories	2,422	(5,149)
Prepaid expenses and other assets	(425)	(534)
Income tax refund receivables	(16)	959
Deposits	6	2
Trade payables	(2,317)	85
Accrued expenses	1,305	230
Advances from employees	(38)	(111)
Income taxes payable	720	1,555
Liabilities related to unrecognized tax positions	(141)
Other liabilities		(38)

Total adjustments	11,046	5,499

Net cash provided by operating activities	21,906	14,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(11,256)	(11,754)
Patents and trademarks	(143)	(236)
Increase in cash surrender value of life insurance contracts	(188)	(296)
Proceeds from the sale of equipment	9	26
Cash paid in acquisitions	(4,218)	(2,802)

Net cash used in investing activities	(15,796)	(15,062)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands - Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$1,127	$1,805
Principal payments on long-term debt		1
Common stock repurchased and retired	(5,408)
Increase in deferred compensation payable	24	230
Excess tax benefits from stock-based compensation	216	508

Net cash (used by) provided by financing activities	(4,041)	2,544

EFFECT OF EXCHANGE RATES ON CASH	292	131

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,361	2,360

CASH AND CASH EQUIVALENTS:
Beginning of period	9,838	4,645

End of period	$12,199	$7,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3	$7

Income taxes	$3,520	$3,019

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2007, we entered into a Distribution Agreement with GMA Company, Ltd (“GMA”), a Japanese corporation, for the exclusive distribution rights to sell a micro-catheter.  In September, 2007, we paid $500,000 in to GMA and have accrued an additional $500,000 payable due upon receipt of certain information to assist in the filing of a Section 510(k) permitting application with the Food and Drug Administration (“FDA”).   We also paid $4,000 in September, 2007 to an outside firm for an asset valuation. An additional $1.0 million is  payable to GMA upon reaching certain milestones identified in the Distribution Agreement.  Achievement of those milestones is not determinable at this time.  The purchase price was allocated preliminarily to a distribution agreement for $1,004,000.

Fair value of assets acquired	$1,004,000
Cash paid	(504,000)
Accrued purchase price	(500,000)

Liabilities assumed	None

During the nine months ended September 30, 2007, we entered into a Patent Assignment and Royalty Agreement with Lightek  Corporation, (“Lightek”) a Wyoming corporation, to manufacture and sell a radio-opaque band.   We made an initial payment of $228,000 to Lightek and an additional $400,000 would be payable if we reach certain milestones identified in the Patent Assignment and Royalty Agreement.  Achievement of the milestones is not certain at this time.  In addition, we agreed to a royalty payment of 3% of net sales during the life of a pending patent.   We have estimated a discounted royalty payment of $75,000, over the life of the pending patent, using an incremental borrowing rate of 6%.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands - Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):

Based on management’s evaluation of the purchase agreement, we plan to record the royalty payments as an addition to the cost of the acquisition.  We also plan to pay $10,000 to an outside firm to complete an asset valuation.    The purchase price will be allocated based on preliminarily fair values to developed technology for $188,000, (Customer Relationships) for $470,000, and goodwill for $55,000.

Fair value of assets acquired	$228,000
Cash paid	(228,000)

Liabilities assumed	None

During the nine months ended September 30, 2007, we acquired other intangibles (Customer Relationships) of Medrad Sweden, AB (“Medrad”), a Swedish company, in a purchase transaction for $124,036.  The purchase price was allocated to other intangibles  (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

During the nine months ended September 30, 2007, we entered into a distribution agreement with Milamy Partners LLC, (“Milamy”) a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their KanguruWeb® Abdominal Retraction System in vascular lab markets for $350,000. As part of the distribution agreement, we received a customer list for the distribution agreements terminated by Milamy for their domestic and international sales to vascular labs.  The purchase price was allocated to other intangibles (Customer Relationships) for $350,000.

Fair value of assets acquired	$350,000
Cash paid	(350,000)

Liabilities assumed	None

During the nine months ended September 30, 2007, we entered into an asset purchase agreement with Datascope Corporation, (“Datascope”) a New Jersey corporation, to purchase its ProGuide™ catheter in a purchase transaction for $3,290,731, including future minimum royalty payments of $279,181. In connection with this agreement we acquired assets, inventory, a customer list, patents and a trademark.  The purchase price was allocated based on estimated fair values to fixed assets for $25,971, inventory for $806,508, a customer list for $230,000, patents for $480,000, a trademark for $130,000, a covenant not to compete for $60,000 and goodwill for $1,558,252.

Fair value of assets acquired (including goodwill of $1,558,252)	$3,290,731
Cash paid	(3,011,550)

Liabilities assumed	$(279,181)

During the nine months ended September 30, 2006, we acquired certain assets and other intangibles (Customer Relationships) of Hypoguard USA, Inc. (“Hypoguard”) in a purchase transaction for $1,290,077. The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, a customer list for $300,000 and goodwill for $661,683.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands - Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):

Fair value of assets acquired (including goodwill of $661,683)	$1,290,077
Cash paid	(790,077)
Accrued purchase price	(500,000)

Liabilities assumed	None

During the nine months ended September 30, 2006, we acquired certain assets of Millimed A/S, a corporation organized under the laws of Denmark, and Millimed Holdings, Inc., a Delaware corporation, (together “Millimed”)  in a purchase transaction for $1,510,878.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $913,498.

Fair value of assets acquired (including goodwill of $913,498)	$1,510,878
Cash paid	(1,510,878)

Liabilities assumed	None

During the nine months ended September 30, 2006, we acquired certain know-how and formulas from a medical device company to produce a medical product in a purchase transaction for approximately $742,501.  The purchase price was allocated to other intangibles (Product Technology) for $742,501.  We have accrued for an additional purchase price payment of $241,464 in other payables.

Fair value of assets acquired	$742,501
Cash paid	(501,037)
Accrued purchase price	(241,464)

Liabilities assumed	NONE

As of September 30, 2007 and 2006, $1.0 million and $1.6 million, respectively, of additions to plant, equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2007 and 2006 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2007, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2007 and 2006. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Certain other amounts have been reclassified in the prior year’s financial statements to conform with the current year’s presentation.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$20,031	$20,524
Work-in-process	5,457	3,714
Raw materials	11,306	14,324

Total	$36,794	$38,562

3.  Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 consisted of net income and foreign currency translation adjustments.  As of September 30, 2007 and December 31, 2006, the cumulative effect of such adjustments reduced stockholders’ equity by $21,073 and $151,048, respectively.  Comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,295	$3,325	$10,860	$9,248
Foreign currency translation	96	(15)	130	131
Comprehensive income	$4,391	$3,310	$10,990	$9,379

4. Stock-based Compensation.  Stock-based compensation expense for the three and nine-month periods ended September 30, 2007 and 2006 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$76	$88	$149	$313
Research and development	36	44	65	134
Selling, general and administrative	251	300	545	749
Total pre-tax stock expense	$363	$432	$759	$1,196

This stock-based compensation created a tax benefit of $38,000 and $216,000 for the three and nine-month periods ended September 30, 2007, respectively, when compared to $147,000 and $508,000 for the three and nine-month periods ended September 30, 2006, respectively.  As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $2.8 million and is expected to be recognized over a weighted average period of 3.51 years. During the nine months ended September 30, 2007 there were 419,500 options of Merit common stock granted.  We use the Black-Scholes method to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Ended September 30,
	2007	2006
Risk-free interest rate	4.61%-5.00%	4.98%
Expected option life	6 years	6.08 years
Expected price volatility	46.3%-47.8%	41.90%

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

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding used for calculation of net income per share-basic	27,327	27,363	27,453	27,274

Common stock equivalents	704	924	807	842

Total shares used for calculation of net income per share-diluted	28,031	28,287	28,260	28,116

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	2,195	1,399	1,477	1,366

6. Acquisitions. On August 7, 2007, we entered into a Distribution Agreement with GMA for the exclusive distribution rights to sell a micro-catheter.   We made an initial payment of $500,000 in September 2007 to GMA and have accrued an additional $500,000 payable due upon receipt of certain information to assist in the filing of a Section 510(k) permitting application with the FDA.  We paid $4,000 in September, 2007 to an outside firm for an asset valuation.  An additional $1.0 million would be payable to GMA upon reaching certain milestones identified in the Distribution Agreement.  Achievement of those milestones is not certain at this time.   We anticipate that the distribution agreement will be amortized over an estimated life of ten years.

On July 17, 2007, we entered into a Patent Assignment and Royalty Agreement with Lightek  to manufacture and sell a radio-opaque band.  We made an initial payment of $228,000 to Lightek and an additional $400,000 would be payable if we reach certain milestones identified in the Patent Assignment and Royalty Agreement.  Achievement of the milestones is not certain at this time.  In addition, we agreed to a royalty payment of 3% of net sales during the life of a pending patent.   We have estimated a discounted royalty payment of $75,000, over the life of the pending patent, using an incremental borrowing rate of 6%.   Based on management’s evaluation of the purchase agreement, we plan to record the royalty payments as an addition to the cost of the acquisition.  We also plan to pay $10,000 to an outside firm to complete an asset valuation.    The purchase price will be allocated based on preliminarily fair values to developed technology for $188,000, (Customer Relationships) for $470,000, and goodwill for $55,000. Customer relationships will be amortized on an accelerated basis over 5 years and developed technology over 10 years.   The radio-opaque band can be placed on a catheter to be used as x-ray markers for positioning of the catheter by a physician.

On February 14, 2007, we terminated our exclusive sales distributor agreement with Medrad and purchased the customer list and information we believe will be necessary for us to conduct direct sales in Sweden.  The purchase price of $124,036 was allocated to other intangibles (Customer Relationships).  Customer relationships will be amortized on an accelerated basis over 5 years.

On February 2, 2007, we entered into a distribution agreement with Milamy , wherein we purchased the exclusive worldwide right to distribute the KanguruWeb® Abdominal Retraction System in the vascular lab markets. Milamy terminated their current domestic and international distribution agreements and restricted their direct sales to non-vascular lab markets only.  We paid $350,000 for the exclusive worldwide distribution rights in vascular lab markets, which amount was allocated to other intangibles (Customer Relationships). Customer relationships will be amortized on an accelerated basis over 5 years. The KanguruWeb® Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

On February 26, 2007, we entered into an Asset Purchase Agreement with Datascope to purchase certain assets for the manufacture and sale of the ProGuide™ catheter for $3,290,731, including future minimum royalty payments of $279,181.  In connection with this agreement, we acquired assets, inventory, a customer list, patents and a trademark.   The purchase price was preliminarily allocated to fixed assets for $25,971, inventory for $806,508, a customer list for $230,000, patents for $480,000, a trademark for $130,000, a covenant not to compete for $60,000 and goodwill for $1,558,252, based on an independent valuation of the fair value of assets acquired.  In addition, we agreed to a running royalty payment of 5% of net sales through 2014, with a minimum annual payment of $50,000.   Based on management’s evaluation of the purchase agreement, we recorded the additional minimum earn-out payment as an assumed liability and an addition to the cost of the acquisition.  The minimum running royalty payment of $350,000 to be paid through 2014 was discounted using our incremental borrowing rate of 6% to arrive at an assumed liability of $279,181.  The ProGuide™ catheter is a chronic dialysis catheter used in attaining long-term vascular access for hemodialysis and apheresis.

On March 31, 2006, we entered into an Asset Purchase Agreement with Millimed to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price including legal fees of $1,510,878. Merit made an initial payment on April 3, 2006 of $1.0 million to Millimed, with additional payment of $500,000 made in July, after the successful transfer of the production of the product to Merit’s facility in Galway, Ireland.  The purchase price was preliminarily allocated between fixed assets for $135,590, inventory for $461,790 and goodwill for $913,498. With the purchase of this product line, we believe we will be able to broaden our hemostasis product offerings as well as compete against other competitors which have similar devices.

On April 7, 2006, Merit entered into an Asset Purchase Agreement with Hypoguard to purchase certain assets for the manufacture and sale of auto-retractable safety scalpels, for a purchase price including legal fees and freights costs to transport fixed assets of $790,077. Merit made an initial payment of $750,000 to Hypoguard with a potential earn-out payment of $500,000 due upon reaching certain sales milestones.  During the third quarter of 2006, Hypoguard reached their sales milestone.  We have accrued for the additional $500,000 in other payables in the financial statements as it was earned at the end of September 30, 2006.  This additional payment has been included in the initial purchase price.  The purchase price was preliminarily allocated between fixed assets for $178,573, inventory for $149,821, other intangibles (Customer Relationships) for $300,000 and goodwill for $661,683. Customer Relationships will be amortized on an accelerated basis over 5 years.   Disposable safety scalpels are used in various medical procedures for the purpose of minimizing accidents to health care workers.   Merit intends to use scalpel product line and technology to broaden product offerings related to customs kits, procedure trays and OEM business.

On August 1, of 2006, Merit entered in an exclusive agreement with a medical device company to purchase the product know-how and formulas for medical products for approximately $1.0 million.  During the third quarter of 2006, we made two installment payments totaling $501,037 and accrued in other payables for $241,464 for an additional payment in accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, as we consider it is certain upon a reasonable doubt that the contingent payment will occur through the passage of time. Also, in accordance with SFAS No. 141, Business Combination, paragraph 26 and 27, we have not recorded a fourth payment due of approximately $250,000 as it is not certain upon a reasonable doubt that the criteria obligating by us to pay will in fact occur.  If the final earn out payment occurs it will be included in the initial purchase price.  The purchase price was allocated to other intangible for $742,501 (Product Technology).   With the product know-how and formulas pursuant to this exclusive agreement, we intend to develop and replace certain current products.  We also intend to improve our product quality, reduce costs and expand our market potential.

7. Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for  derivatives  and other  financial instruments   measured  at  fair  value  under  SFAS 133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently reviewing the requirements of SFAS 157 and, at this point in time, have not determined what impact, if any, SFAS 157 will have on our results of operations and financial condition.

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

8.  Income Taxes.   In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

During the three and nine-month periods ended September 30, 2007, we recorded a benefit of approximately $308,000 and $36,000, respectively, related to the reversal of unrecognized tax benefits that have favorably impacted our effective tax rate.   The income tax benefit of approximately $308,000 recorded during the third quarter of 2007 related to the lapsing of the statue of limitations on federal and state tax returns. Included in these amounts is a decrease of approximately $39,000 and an increase of approximately $3,000 for the three and nine-month periods ended September 30, 2007, respectively, related to interest expense and penalties.  The total outstanding balance for liabilities related to unrecognized tax benefits at September 30, 2007 was $3.4 million.

Our federal and state income tax returns for 2002 through 2006 are open tax years.  We are in several foreign tax jurisdictions which have open tax years from 2003 through 2006.

9.  Subsequent Events.   On November 2, 2007, we entered into a nonbinding agreement to buy the cardiac and peripheral catheter technology and inventory from Micrus Endovascular Corporation for $3.0 million.   We expect to close the deal by the end of the year.

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

Overview

For the quarter ended September 30, 2007 we reported revenues of $50.6 million, up 8% from the three months ended September 30, 2006 of $46.7 million.  Revenues for the nine months ended September 30, 2007 were a record $153.4 million, compared with $139.9 million for the same nine months in 2006, a gain of 10%.

Gross margins were 39.1% and 37.9% of sales for the three and nine-month periods ended September 30, 2007, respectively, compared to 38.7% of sales for both the three and nine-month periods ended September 30, 2006, respectively.  This was the first quarter in 13 months that our gross margin percentage increased, as compared to the corresponding quarter of the prior year. The increase in gross margin percentage for the third quarter of 2007, as compared to the third quarter of 2006, was primarily attributed to production efficiencies resulting in lower production headcount, product mix improvement, the transfer of the manufacturing process of four products to Mexico, and the completion of certain automation projects. The decrease in gross margin percentage for the nine months ended September 30, 2007, when compared to the prior year period, was primarily attributed to an increase in wages, additional headcount, an increase in the sale of lower-margin kits, inventory obsolescence and higher health benefit costs.  We continue to focus our efforts on improving gross margins through production efficiencies, automation projections, transfer of product production to Mexico, raising some customers’ prices, and discontinuing some lower-margin business.

Net income was up for the three months ended September 30, 2007 to $4.3 million, compared to $3.3 million for the same period of 2006, an increase of 29%.   For the nine-month period ended September 30, 2007 net income increased to $10.9 million, compared to $9.2 million for the same period of 2006, an increase of 17%.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.1	38.7	37.9	38.7
Selling, general and administrative expenses	23.1	23.2	23.2	24.0
Research and development expenses	3.9	4.5	4.3	4.4
Income from operations	12.0	11.0	10.5	10.2
Other income	0.2	0.2	0.2	0.1
Net income	8.5	7.1	7.1	6.6

Sales.  Sales for the three months ended September 30, 2007 increased by 8%, or approximately $3.9 million, compared to the same period of 2006.   Sales for the nine months ended September 30, 2007 increased by 10%, or approximately $13.6 million, compared to the same period of 2006.   We currently report sales in four product categories.  Listed below are the sales relating to these product categories for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2007	2006	% Change	2007	2006
Stand-alone devices	9%	$15,293	$14,063	12%	$45,814	$41,016
Custom kits and procedure trays	2%	13,902	13,611	10%	45,135	41,120
Inflation devices	10%	14,917	13,550	4%	43,451	41,715
Catheters	18%	6,472	5,473	19%	19,025	16,007
Total	8%	$50,584	$46,697	10%	$153,425	$139,858

The sales growth of 8% for the third quarter of 2007, when compared to the same period of 2006, was favorably affected by increased sales of inflation devices to an OEM customer, stand-alone devices (MCTec metal coated products, sensor based products and maps), and catheters (Prelude® sheath product line, Resolve® locking drainage catheters and the Proguide™ chronic dialysis catheter).  The sales growth of 10% for the nine month-period ended September 30, 2007, when compared to the same period of 2006, was favorably affected by increased sales of custom kits and procedure trays (of which 80% came from increased sales of procedure trays), stand-alone devices (maps, stopcocks and safety scalpels) and catheters (particularly our Mini Access Kit™catheter product line, Prelude® sheath product line and Resolve® locking drainage catheter line).

Gross Profit.  Gross margins were 39.1% and 37.9% of sales for the three and nine-month periods ended September 30, 2007, respectively, compared to 38.7% of sales for both the three and nine-month periods ended September 30, 2006, respectively.   The increase in gross margin percentage for the third quarter of 2007, as compared to the third quarter of 2006, was primarily attributed to production efficiencies resulting in lower headcount, product mix improvement, the transfer of the manufacturing process of four products to Mexico, and the completion of certain automation projects. The decrease in gross margins for the nine months ended September 30, 2007, when compared to the prior year period, was primarily attributed to an increase in wages, additional headcount, an increase in the sale of lower-margin kits, inventory obsolescence and higher health benefit costs.

Operating Expenses.  Selling, general and administrative expenses were down slightly at 23.1% of sales for the three months ended September 30, 2007, compared with 23.2% of sales for the three months ended September 30, 2006.     For the nine months ended September 30, 2007, selling, general and administrative expenses decreased to 23.2% compared with 24.0% of sales for the nine months ended September 30, 2006.  The decrease in selling, general and administrative expenses as a percentage of sales during the three and nine-month periods ended September 30, 2007, when compared to the comparable period of 2006, was due primarily to increased operating leverage resulting, in large part, from hiring 17 additional sales representatives during the second half of 2005. Research and development expenses decreased to 3.9% of sales for the three months ended September 30, 2007, compared with 4.5% of sales for the three months ended September 30, 2006.  This decrease was primarily attributable to an accrued benefit received for a research and development grant obtained from the Irish Development Agency for the development of a new product in Ireland.    Research and development expenses were down slightly at 4.3% compared with 4.4% of sales for the nine-month periods ended September 30, 2007 and 2006, respectively.

Other Income.  Other income for the third quarter of 2007 was approximately $100,000, compared to other income of approximately $89,000 for the same period in 2006.  Other income for the nine months ended September 30, 2007 was approximately $250,000, compared to other income of approximately $134,000 for the same period in 2006.  The net change in other income for the three and nine-month periods ended September 30, 2007 when compared to the same periods in 2006 was primarily the result of an increase in interest income as the result of a higher average cash balances and higher interest rates, when compared to the same period in 2006.

Income Taxes.  Our effective tax rate for the three months ended September 30, 2007 was 30.5%, compared to 36.4% for the same period of 2006.  For the nine months ended September 30, 2007, our effective tax rate was 33.3%, compared to 36.0% for the same period in 2006.  The decrease in the effective tax rate for the three and nine-month periods ended September 30, 2007, when compared to the comparable periods of 2006, was primarily the result of FIN 48 adjustment of approximately $308,000 of unrecognized tax benefits which expired for federal and state tax returns on September 15, 2007.

Income.  During the third quarter of 2007, we reported income from operations of $6.1 million, an increase of 18%, up from $5.1 million for the comparable period in 2006.  For the nine months ended September 30, 2007, we reported income from operations of $16.0 million, an increase of 12% from $14.3 million for the comparable period in 2006. When compared to the comparable periods of 2006, income from operations for the three and nine-month periods ended September 30, 2007 was positively affected by increased sales volumes, lower selling, general and administrative expenses as a percentage of sales and lower research and development expenses as a percentage of sales.  Gross margins for the three months ended September 30, 2007, when compared to the prior year period, contributed towards increased income from operations for the third quarter of 2007.   These factors, along with a lower effective tax rate, contributed to higher net income of $4.3 million and $10.9 million for the three and nine-month periods ended September 30, 2007, respectively, compared to net income of $3.3 million and $9.2 million for the same periods of 2006.

Liquidity and Capital Resources

At September 30, 2007, we had $12.2 million in cash and cash equivalents.  These amounts consisted of cash, commercial paper and municipal bonds.  This balance represents a $2.4 million increase in cash when compared to cash and cash equivalents at December 31, 2006.

Our working capital as of September 30, 2007 and December 31, 2006 was $55.9 million and $55.0 million, respectively.  Our day’s sales outstanding (“DSO”) on trade receivables improved from 48 DSO at 2006 year-end to 43 DSO at September 30, 2007.  We generated cash from operations for the nine months ended September 30, 2007 in the amount of $21.9 million, an increase of 49%, from $14.7 for the comparable period in 2006.  This increase was primarily the result of a decrease in inventory of $2.4 million for the nine months ended September 30, 2007, when compared to the comparable period in 2006, which had an increase of $5.1 million in inventory.   As of September 30, 2007, we had a current ratio of 3.7 to 1.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30 million, expiring on December 7, 2010.  In addition, on December 8, 2006, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1 million.  We had $0 outstanding under our lines of credit at September 30, 2007.

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

Contractual Obligations

We have certain fixed contractual lease and royalty obligations that include future estimated payments.  These  commitments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Capital Commitments.”  We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 for unrecognized tax positions on January 1, 2007.  We are subject to income tax audits by federal, state and foreign tax authorities.   If under examination by tax authorities we are unsuccessful in our unrecognized tax positions, future tax payments may be required.    Although, we are currently under audit by the Internal Revenue Service for years 2002 and 2004, we are unaware of any material future payments that may be required at this time related to these ongoing audits.   Based on uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

Inventory Obsolescence Reserve:  On a regular basis, our management reviews inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management, then additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.2 million as of September 30, 2007.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was approximately $530,000 at September 30, 2007, which is in line with our historical collection experience.

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

Income Taxes: We adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.6 million, representing approximately 11.1% of aggregate revenues), for the quarter ended September 30, 2007 was attributable to sales that were denominated in Euros, Danish Krone, Swedish Krone and GBPs.  Certain expenses are denominated in Euros, Danish Krone, Swedish Krone and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended September 30, 2007, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $352,000 and 0.06% in gross profit.

At September 30, 2007, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately €504,000 and £313,000, respectively.  In order to partially offset such risks, at August 31, 2007, we entered into a 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes. These 30-day forward foreign exchange contracts are not expected to have a material effect on our financial statements, given the small amounts hedged.  During the three and nine-month periods ended September 30, 2007, we experienced a net gain of approximately $3,000 and net loss of approximately $19,000, respectively, on hedging transactions we executed during those periods in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rates.

As of September 30, 2007, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM  4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of  September 30, 2007.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table presents our repurchases of common stock for each of the three months included in the  quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2007	60,100	$11.25
August 1 - 31, 2007	47,000	11.20
September 1 - 30, 2007	—	—	119,900	1,280,100

(1)                                  On April 30, 2007 our Board of Directors approved the repurchase of up to 1,400,000 shares of our common stock.  We intend to make repurchases from time to time based on market conditions.

ITEM  5.  OTHER INFORMATION

                On November 7, 2007, our Board of Directors unanimously approved a resolution providing for the amendment and restatement of our Bylaws. A copy of the Amended and Restated Bylaws approved by our Board of Directors and which became effective on November 7, 2007 is attached hereto as Exhibit 3.3 to this Report.

The following paragraphs summarize the principal provisions of our Amended and Restated Bylaws which modify our prior Bylaws.  The following summary does not provide a complete description of all of the provisions of the Amended and Restated Bylaws, and is qualified in its entirety by reference to the copy of the Amended and Restated Bylaws attached hereto as Exhibit 3.3.

The Amended and Restated Bylaws provide, among other things, that our annual meeting of shareholders (the “Annual Meeting”) will be held at a date and time designated by our Board of Directors, and requires that shareholders receive notice of each Annual Meeting not less than ten nor more than 60 days prior to the date of such meeting.  Our prior Bylaws stipulated that the Annual Meeting was to take place on the second Tuesday in May of each year, with notice required not more than 50 days prior to that date.  The Amended and Restated Bylaws also address how business may be properly brought before an Annual Meeting by a shareholder, whereas our prior Bylaws did not address such matters.  These amendments include advance notice and other procedural requirements and disclosure and summary information requirements related to proposals and the shareholder making the proposal.

                The Amended and Restated Bylaws provide that our Board of Directors shall consist of not less than three nor more than nine directors and shall be divided into three roughly equivalent classes.  This provision is consistent with our Articles of Incorporation, as amended by our shareholders in 1997.  Our prior Bylaws provided that the initial number of directors serving on our Board of Directors was set at three.  The Amended and Restated Bylaws also provide that the maximum number of directors may not be increased without the approval of two-thirds of the outstanding shares of our outstanding capital stock and notice of any special meeting of our Board of Directors must be given at least 24 hours prior to such meeting, as opposed to the two-day requirement of our prior Bylaws.

                Other corporate governance matters addressed in our Amended and Restated Bylaws were not addressed in our prior Bylaws, including the procedure by which a shareholder may nominate a person for election as a director at an Annual Meeting or a special meeting of our shareholders, as well as the designation of committees by our Board of Directors.

                The Amended and Restated Bylaws also address the issue of indemnification of our directors and officers and other individuals.  Article XI of our prior Bylaws included a general provision providing for the indemnification of our directors and officers against expenses actually and reasonably incurred in defense of a civil or criminal suit in which the director or officer was made a party by reason of his or her position as a director or officer of Merit.  The Amended and Restated Bylaws modify Article XI to provide for both mandatory and voluntary indemnification of directors and officers.  Article XI of the Amended and Restated Bylaws requires us to indemnify directors and officers who have successfully defended a claim or suit brought by reason of their being a director or officer of Merit.  In contrast, Article XI of the Amended and Restated Bylaws allows us to voluntarily indemnify director or officer only if, among other requirements, (i) we have authorized the payment in accordance with certain statutory provisions, (ii) the director or officer reasonably believed that his or her conduct was in Merit’s best interests and that such conduct, in all other cases, was at least not opposed to Merit’s best interests, and (iii) in the case of a criminal proceeding, the director or officer had no reasonable cause to believe his or her conduct was unlawful.  In the event we are authorized to voluntarily indemnify a director or officer under Article XI of the Amended and Restated Bylaws, we may only reimburse the director or officer for reasonable expenses incurred by such director or officer in defense of the relevant claims.  The Amended and Restated Bylaws do not permit us to indemnify a director or officer in any proceeding by Merit or in Merit’s right involving receipt of an improper personal benefit by such individual.  In addition, Article XI of the Amended and Restated Bylaws addresses, among other things, court-ordered indemnification, insurance, advancement of expenses, and the indemnification of various other individuals.

ITEM  6.  EXHIBITS

Exhibit No.	Description
3.3	Amended and Restated Bylaws of Merit Medical Systems, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: November 8, 2007	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 8, 2007	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER