Form 10-K
period 2007-12-31
MERIT MEDICAL SYSTEMS INC
filed 2008-03-12
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007,

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2007, which is the last day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market System on June 30, 2007), was approximately $307 million.  Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of March 4, 2008, the registrant had 27,566,163 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 21, 2008.

PART I

Unless otherwise indicated in this report, “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including infringement of our proprietary technology or our inability to protect our proprietary technology, termination or interruption of relationships with our suppliers, potential delays in obtaining regulatory approvals, product recalls, product liability claims, our inability to successfully manage growth through acquisitions, our failure to comply with governing regulations, high concentrations of revenue from a few products and/or customers, market acceptance of our products, market price of our Common Stock and foreign currency fluctuations, dependency on key personnel, cost increases on limits on reimbursement and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”).  All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 8.

Item 1.         Business.

GENERAL

Merit Medical Systems, Inc. was formed in 1987 by several members of our current management to produce high-quality, single-use medical products.  Our initial focus was on creating products to be used by doctors in diagnosing and treating cardiovascular disease.  Our products are designed to enable physicians and other health care professionals to perform interventional and diagnostic procedures safely and effectively.  Early in our development, we were able to introduce innovative new products and capture significant market share because of our expertise in product design, our proprietary technology, and our skills in injection and insert molding.  Later, we developed an innovative line of angioplasty inflation products that included electronic sensing and display features.  Angioplasty and stent placement are procedures used to clear out blockages and blood clots in arteries by inserting and inflating a small balloon in the clogged arteries.  We market these devices along with a group of sensor-based products designed to be used by hospital personnel in various diagnostic and interventional catheterization procedures.  Recently, we have expanded our product offerings to include angiographic catheters, guide wires, needles, safety products, therapeutic infusion catheters and accessories, drainage catheters and accessories, sheath introducers, pressure infusion bags, syringes, kits, and procedure trays.  Additionally, we have sought to improve our line of core products.

We offer a broad line of innovative, disposable products designed to assist physicians in diagnosing disease and intervening in the areas of radiology and cardiology.  During 2007, our sales of new and existing products increased both in the United States and in foreign markets.  We intend to create new products based on our sensor-based technologies, plastics molding, catheter, guide wire, and electronic capabilities, and to develop products for diagnostic and interventional procedures in additional markets.  Our sales of stand-alone products, in combination with custom kits, have increased as we have expanded our product lines.  In 2007, our U.S. domestic sales force made approximately 41% of our sales directly to U.S. hospitals and approximately 14% of sales through other channels such as U.S. customs packagers and distributors.  Original equipment manufacturers, or “OEM”, companies accounted for approximately 15% of our 2007 sales.  Approximately 31% of our sales in 2007 were made in international markets (of which OEM international sales accounted for approximately 1%).

During the first quarter of 2007, we entered into a distribution agreement with Milamy Partners LLC, (“Milamy”) a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute Milamy’s KanguruWeb® Abdominal Retraction System in the vascular lab markets.  In the first quarter of 2007, we entered into an asset purchase agreement with Datascope Corporation, a New Jersey corporation, to purchase its ProGuide™ catheter.   In connection with this agreement we acquired assets, inventory, customer lists, patents and trademarks.  In the third quarter of 2007, we entered into a distribution agreement with GMA Company, Ltd., a Japanese corporation, for the exclusive distribution rights to sell a micro-catheter.  Also in the third quarter of 2007 we entered into a patent assignment and royalty agreement with Lightek Corporation, a Wyoming corporation, to manufacture and sell a radio-opaque marker band.

Merit Medical Systems, Inc. was organized in July 1987 as a Utah corporation.  We also conduct our operations through a number of domestic and foreign subsidiaries.  Our principal offices are located at 1600 West Merit Parkway, South Jordan, Utah, 84095, and our telephone number is (801) 253-1600.   See Item 2. “Properties.”

PRODUCTS

We develop, manufacture and market products that offer a high level of quality, value, and safety to our customers, as well as the patients they serve.  In response to feedback from health care professionals, we have built an extensive product offering in the market for interventional cardiology and interventional radiology procedures.  In addition, we are making our mark in the areas of dialysis and interventional nephrology, pain management (discography), vein therapy, and other areas of the health care industry.

The competitive advantages of our products are enhanced by our twenty years of experience in the health care industry; our experienced direct sales force and distributors; our ability to combine and customize devices, kits, and trays at the request of our customers; and our dedication to offering “stick to stitch” solutions in the markets we serve worldwide.

Interventional Cardiology and Radiology Products

Interventional cardiology is a branch of the medical specialty of cardiology that deals specifically with the catheter-based diagnosis and treatment of heart diseases.  A large number of procedures can be performed by catheterization, and more commonly, involve the insertion of a sheath into the femoral, radial, or brachial artery. Fluoroscopy (X-ray) and computed tomography (CT) are most often used to visualize the vessels and chambers of the heart during these diagnostic and interventional procedures.  Percutaneous Transluminal Coronary Angioplasty (PTCA) is used to treat coronary atherosclerosis and the resulting narrowing of the arteries of the heart.  Interventional Radiology is related to the minimally invasive treatment of disease in other (peripheral) vessels and organs of the body and Percutaneous Transluminal Angioplasty (PTA) is used to treat similar disease conditions outside the heart.

Inflation Devices.  During PTCA and PTA procedures, balloons and/or stents are placed within the vasculature.  The balloons must be carefully placed, inflated, and deflated within the vessel in order to achieve optimal results without injury to the patient.  For almost two decades, we have offered an extensive, innovative line of inflation devices on the market.  Products like our IntelliSystem® and Monarch® (state of the art digital inflation systems), as well as the Basix™ COMPAK inflation device, offer the clinician a wide range of features and prices—along with the quality and ergonomic superiority we are known for.  We estimate that we currently supply more than 50% of the worldwide inflation device market.

Hemostasis Valves.  We have developed a complete line of technically sophisticated, clinically acclaimed hemostasis valves (also known as Touhy-Borst adaptors) and angioplasty accessories.  These valves connect to catheters and allow passage of additional guide wires, balloon catheters, and other devices into the vasculature while reducing the amount of blood loss during the procedures.  We believe we currently supply more than 40% of the worldwide market for these devices.

Vascular Access Products.  We offer a broad line of devices used to gain and maintain vascular access while protecting the clinician from accidental cuts and needle-sticks during the procedure.  These effective and useful devices and kits include the Futura® Safety Scalpel and an improved line of angiography needles (Merit Advance®), as well as the SecureLoc™ Angiographic Needle—all introduced in 2006.  In addition, we offer an extensive line of sheath introducers (Prelude®) and mini access kits (MAK™ and S-MAK™), which are designed to allow the clinician smooth, less traumatic, and convenient access to the patient’s vasculature.

Diagnostic Catheters, Guide Wires, and Torque Devices.   We offer diagnostic catheters and guide wires for use during both cardiology and radiology angiographic procedures.  In 2007, we introduced our new IMPRESS® line of diagnostic radiology catheters.  These catheters offer interventional radiologists superior performance during a variety of angiography procedures.  In addition, our diagnostic guide wires are used to traverse vascular anatomy to aid in placing catheters and other devices.  Our pre-coated, high performance InQwire® guide wires are lubricious and are available in a wide range of configurations to meet the clinicians’ diagnostic needs.  Introduced in 2005, the Merit H2O® hydrophilic guide wire provides enhanced maneuverability through tortuous anatomy.  We also offer a line of torque devices (guide wire steering tools) that can be used on both standard and hydrophilic guide wires—in both large and small diameters — and are often included as a component in our angioplasty packs.  In 2007, we released our new SeaDragon™ torque device which is designed for use with hydrophilic guide wires.

Angiography and Angioplasty Accessories.  Since our introduction of the CCS line of disposable coronary control syringes in 1988, we have continued to develop innovative, problem-solving devices; accessories; kits; and procedure trays for use during minimally invasive diagnosis and treatment of coronary artery and peripheral disease.  Additionally, we offer an extensive line of kits containing manifolds, syringes, tubing, and disposable pressure transducers (MeriTrans®) for measurement of pressures within the vessels and chambers of the heart.  We also provide devices, kits, and procedure trays used to effectively and safely manage fluids, contrast media, and waste during angiography and interventional procedures.  For example, in 2007, we introduced a new line of  CT-Transfer Sets to address the growing CT angiography market.

Safety and Waste Management Systems.  We offer a variety of safety-related products and kits.  Our ShortStop® and ShortStop Advantage® temporary sharps holders address the potential safety issues associated with accidental needle sticks.  Our extensive line of color-coded Medallion® specialty syringes and the PAL™ medication labeling system (which complies with the Joint Commission on Accreditation of Healthcare Organization’s (“JCAHO”) latest patient safety initiatives) help prevent mix-ups in the administration of medication.  We also offer waste management products to avoid accidental exposure to contaminated fluids.  These include our OSHA-compliant waste disposal basins, including the BackStop®, BackStop Plus™, MiniStop™ and MiniStop+, DugOut®, and TriplePlay™.  These products have been designed to complement other Merit devices and are included in many of our kits and procedure trays in order to make the clinical setting safer for both clinicians and the patients.

Obesity-Related Products.  Patient obesity presents an ever-growing challenge to clinicians and patients during vascular access, angiography, and interventional procedures.  In 2007, we acquired the KanguruWeb® abdominal retraction device from Milamy in an effort to address this issue.  This device allows easier vessel access to clinicians while maintaining patient comfort and dignity during interventional cardiology and radiology procedures.  In addition, we offer longer angiography and anesthesia needles, as well as mini access kits for improved vascular access of obese patients.

Specialty Procedure Products

In addition to the procedures and devices detailed above, interventional radiology (also referred to as the special procedures or specials lab) performs a multitude of additional minimally invasive diagnostic and interventional procedures.  We offer a variety of devices and accessories used during these procedures.

Drainage Catheters and Accessories.  We have a complete line of catheters for nephrostomy, abscess, and other drainage procedures.  Our ReSolve® non-locking and locking drainage catheter line was expanded in 2006 and 2007.  These catheters’ unique, convenient locking mechanisms are appreciated by clinicians and patients, who often comment on the enhanced comfort that the catheter provides them.  We also offer a range of catheter fixation devices including the Revolution™ catheter fixation device which was designed to be cost effective, save time, and enhance patient comfort.  In addition, Merit provides a wide selection of accessories that complement our drainage catheters, including tubing sets and drainage bags.  In 2007, for example, we expanded our Drainage Depot™ product line to include the new Drainage Depot™ Bag with soft cloth backing which is more comfortable for patients than traditional bags.

Paracentesis and Pericardiocentesis Catheters.  Paracentesis is a procedure to remove fluid that has accumulated in the abdominal cavity (peritoneal fluid).  Merit’s One-Step™ centesis catheter, as well as our Safety Paracentesis Procedure Tray, are designed to provide clinicians with a safe, convenient, and cost-effective alternative for paracentesis procedures.  Pericardiocentesis is a procedure in which fluid is aspirated from the pericardium (the sac enveloping the heart).  In 2007,we introduced a new, large (8.3F) outer diameter pericardiocentesis catheter.  Our Pericardiocentesis Kit is designed as an organized, ready-to-use, convenient tray to assist the clinician in draining fluid quickly from the pericardial sac.

Therapeutic Infusion Catheters.  We offer a complete line of therapeutic thrombolytic infusion systems featuring the Fountain® Infusion Systems and the Mistique® Infusion Catheters.  These technically-advanced catheters are used to treat thrombus (blood clot) formation in the peripheral vessels of the body.

                Products for Dialysis and Interventional Nephrology.  In 2007, we acquired the ProGuide™ Chronic Dialysis Catheter product line from Datascope Corporation.  The ProGuide™ is considered a “workhorse” catheter for long-term dialysis and provides a platform for additional Merit products in the dialysis and interventional nephrology market.  For example, the Merit DialEase® sheath introducers provide vascular access to dialysis grafts and our extensive line of vascular access devices (Prelude® and MAK™/S-MAK™), guide wires, diagnostic catheters, therapeutic infusion systems, and safety products are also used during these dialysis-related procedures.

                Discography Products.  Discography is a technique used to determine whether a disc is the source of pain in patients with back or neck pain.  During discography, contrast medium is injected into the disc and the patient’s response to the injection is noted.  Because of their quality and accuracy, our digital inflation devices (IntelliSystem® and Monarch®) are used in many pain management clinics for injecting contrast into the disc.

MARKETING AND SALES

Target Market/Industry.  Cardiovascular disease continues to be a leading health problem in the United States.  The American Heart Association estimated that cardiovascular disease accounted for more than one-third (36.3 percent) of all deaths in the United States in 2004.  We derive a majority of our sales revenues from products used in angiography and angioplasty procedures designed to treat cardiovascular disease.  We believe that the greatest potential to diagnose and treat the disease comes from the use of transcatheter technologies, meaning products utilizing vascular catheterization procedures such as balloons, bare metal and drug eluding stents, and technologies aimed at defect repair.  Catheterization refers to the process of inserting a catheter, usually into one or more of a patient’s arteries.  We intend to pursue additional sales growth by building on our existing market position in both catheter technology and accessory products.

The global market for transcatheter products stands at a major crossroads, even when considering the continued dynamic evolution in vascular stent placement.  The core diagnostic and therapeutic applications for basic transcatheter technologies (balloons, stents and defect repair) are well established, with the future growth of procedures and products dependent upon demographic trends.  Several companies, however, are researching and developing new technologies and applications designed to enhance patient outcomes and enable the treatment of new populations that have been traditionally limited to surgical intervention.  Much of this additional research and development has led to new or enhanced procedures, devices and drugs designed to treat or prevent cardiovascular disease.  These procedures, devices and drugs include laser angioplasty, atherectomy procedures and drug therapies.  Because these new procedures and therapies do not involve the use of catheterization, they may either render some of our products obsolete or limit the markets for our products.  However, with the advent of vascular stents and other procedures, such as discography and kyphoplasty, we have experienced continued growth in our proprietary inflation technology.  We are monitoring trends in the industry and believe we are in a position to launch catheters and accessories to support growing clinical applications.

A large number of current research and development projects focus on improving the diagnosis of cardiovascular disease, improving the issue of restenosis, and developing other less invasive alternatives to open-heart surgery.  In recent years, many researchers have focused their interests on technologies and products that support the increased use of transcatheter approaches to reduce the mortality rate of cardiovascular disease.  These new technologies and procedures include drug-coated stents, radiated stents and balloons, anti-platelet therapy, gene therapy, percutaneous coronary thrombectomy, and transmyocardial revascularization.  We plan to continue to develop and launch innovative products to support these clinical trends.

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

When we determine that a product suggestion demonstrates sustainable competitive advantage, meets customer needs, fits strategically and technologically with our business, and has a good potential financial return, we generally assemble a “project team” comprised of individuals from our sales, marketing, engineering, manufacturing, legal, and quality assurance departments.  This team works to identify the customer requirements, integrate the design, compile necessary documentation and testing, and prepare the product for market introduction.  We believe that one of our marketing strengths is our capacity to rapidly conceive, design, develop, and introduce new products.

U. S. Sales.  Sales of our products in the United States accounted for 68%, 72% and 73% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively.  Our direct sales force currently consists of a Vice

President of Sales, eight regional sales managers and 62 direct sales representatives and clinical specialists located in major metropolitan areas throughout the United States.  We consider training to be a critical factor in the success of our direct sales force.  Our sales people are trained by our personnel at our facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings, by consulting cardiologists and employees of the Company, and by observation of procedures in catheterization laboratories.

International Sales.  Approximately 100 independent dealer organizations distribute our products worldwide, including territories in Europe, Africa, the Middle East, Asia, South and Central America, and Canada.  We have appointed a Vice President for International Sales, residing in South Jordan, Utah, who oversees Asia, South and Central America and Canada.  We also have a Vice President of European Sales who oversees Europe and the Middle East from our distribution office located in Maastricht, The Netherlands.  Approximately 20 direct sales representatives and country managers presently sell our products in Germany, France, the United Kingdom, Belgium, The Netherlands, Denmark, Sweden, Ireland, and beginning in 2008, Australia.  In 2007, our international sales grew approximately 21% over our total sales for the year ended December 31, 2006, and accounted for approximately 31% of total sales.  With the recent and planned additions to our product lines, we believe that our international sales will continue to increase.

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

CUSTOMERS

We serve hospital and clinic-based cardiologists, radiologists, anesthesiologists, physiatrists (pain management physicians), neurologists, nephrologists, vascular surgeons, technicians, and nurses, all of whom influence the purchasing decisions for our products.   Hospitals and acute care facilities in the United States purchase our products through our direct sales force, distributors, OEM partners, custom packagers and packers who assemble and combine products in custom kits and packs.  Outside the United States, hospitals and acute care facilities purchase our products through our direct sales force, or in the absence of a sales force, through independent distributors or OEM partners.

In 2007, our U.S. domestic sales force made approximately 41% of our sales directly to U.S. hospitals, and they made approximately 14% of U.S. sales through other channels such as U.S. customs packagers and distributors.  Approximately 31% of our sales were made by our direct European sales force, international distributors, and our OEM sales force to international markets.  Sales to our single largest customer, an OEM partner, accounted for approximately 7% of total sales during the year ended December 31, 2007.  We generally manufacture products for other medical device companies through our OEM division.  During the year ended December 31, 2007, OEM sales represented approximately 15% of our total revenue, approximately 1% of which was purchased by international OEM companies.

RESEARCH AND DEVELOPMENT

Our future growth and success will depend largely on our ability to design and develop innovative new products and improve existing products.  We have directed our development efforts towards innovative technologies to expand our current market and enter new markets.  In order to address our customers’ needs, we involve our sales and marketing personnel, clinicians and physicians in the product development process.  Through collaboration with physicians we are able to respond to customer needs in successfully bringing innovative products to the market.

Our Chief Executive Officer frequently devotes a portion of his time to research and development.  Research and development expenses were approximately $8.7 million, $8.6 million, and $7.0 million in 2007, 2006, and 2005, respectively.  We have research and development facilities in Utah, Texas, The Netherlands, and Ireland that allow us to diversify our development efforts worldwide to meet our customers’ needs.

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

We either assemble the electronic monitors and sensors used in our IntelliSystem® and Monarch® inflation devices from standard electronic components or we purchase them from suppliers.  Merit Sensor Systems, Inc., a wholly-owned subsidiary of Merit Medical Systems, Inc., develops and markets silicon sensors.  It is presently supplying all of the sensors we utilize in our digital inflation devices.

Our products are manufactured at several factories, including facilities located in South Jordan and Murray, Utah; Galway, Ireland; Venlo, The Netherlands; Angleton, Texas; and Chester, Virginia.  Our manufacturing capabilities are being expanded into a contract manufacturing facility in Mexico.  See Item 2. “Properties.”

We have distribution centers located in South Jordan, Utah, Angleton, Texas, and Maastricht, The Netherlands.

We believe that our variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long-term relationships with such suppliers, promote stability in our manufacturing process.  Historically, we have not been materially affected by interruptions with such suppliers.  Furthermore, we seek to develop back-up suppliers for materials and components in the event of supply interruptions.

COMPETITION

We compete in the domestic and international cardiology and radiology markets, which encompass a large number of suppliers of varying sizes.  We compete with more than 30 different companies.  These firms include small firms, such as Possis Medical and Angio Dynamics; medium-sized companies like Cook, Arrow, and ICU Medical; and large, international, multi-supply medical companies, such as Johnson & Johnson, Boston Scientific, Medtronic, and C.R. Bard.   Many of our competitors have substantially greater financial, technical, and marketing resources than we do.

The principal competitive factors in the markets in which our products are sold are quality, performance, service, breadth of line, and price.  We believe that our products have achieved market acceptance due, in part, to the quality of materials and workmanship, innovative design, ease of operation and our prompt attention to customer inquiries.  Our products are priced competitively, but generally not below prices for competing products.  One of our primary competitive strengths is a comprehensive, broad line of ancillary products used in both cardiology and radiology.

Based on available industry data with respect to the number of procedures performed, we believe that we are one of two market leaders in the United States for control syringes, tubing, and manifold kits (together with NAMIC USA Corporation, a subsidiary of Boston Scientific, recently acquired by Avista Capital Partners in February of 2008), and we are the world market leader for inflation devices, hemostasis accessories, and torque devices.  We also believe that the recent and planned additions to our product lines will enable us to compete more effectively in both the U.S. and international markets.  We believe that we are a leading provider of digital inflation technology in the world.  There is no assurance, however, that we will be able to maintain our existing competitive advantages or compete successfully in the future.

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

PATENTS, LICENSES, TRADEMARKS AND COPYRIGHTS

We consider our proprietary technology to be important in the development and manufacture of our products.  We seek to protect our technology through a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements and non-compete agreements.  We generally seek patent protection of our technology in the United States and certain foreign countries where such protection appears to be advantageous.

As of December 31, 2007, we owned 81 U.S. patents and had licenses to 11 U.S. patents.  Additionally, we either owned or had exclusive rights to 36 pending U.S. patent applications.  Internationally, we owned 22 patents, and either owned or had exclusive rights to 18 pending patent applications, all of which are foreign counterparts of the U.S. cases.

We believe that our patents and pending patent applications are materially important to our business, but we do not believe that our business is dependent upon securing such patents.  We also operate under licenses from other owners of certain patents, patent applications, technology, trade secrets, know-how, copyrights, or trademarks.  We believe, however, that no single patent, patent application, technology, trade secret, know-how, copyright, trademark, or license is material in relation to our business as a whole.

Certain minor patents related to the locking mechanism in our inflation devices will expire in 2008 and other patents will expire thereafter.  We expect that related patents will continue to be valuable, in part because of proprietary innovations made since the issuance of our first patent.  In 1992, we were granted a license to use patented technology which we have incorporated into our inflation devices.  In return, we are paying a 5.75% ongoing royalty to the licensee, not to exceed $450,000 annually.  Royalties paid for such license in each of 2007, 2006 and 2005 were $450,000.  The license agreement will terminate upon the expiration or invalidation of the last related patents, which will expire in August, 2008.

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

We have also registered or applied for registration of several trade names or trademarks.  See “Products” above.  We have received 128 U.S. and foreign trademark registrations, and other U.S. and foreign trademark applications are currently pending.  We have registered copyrights relating to certain software used in our electronic inflation devices.

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

New medical devices may also be subject to either the Section 510(k) Pre-Market Notification regulations or the Pre-Market Approval (“PMA”) regulations promulgated by the FDA and similar regulatory requirements in foreign countries.  New products in either category require extensive documentation, careful engineering, and manufacturing controls to ensure quality.  Products needing PMA approval require extensive pre-clinical and clinical testing and approval by the FDA prior to marketing.  Products subject to Section 510(k) of the Food Drug and Cosmetic Act require FDA clearance prior to marketing.  To date, our products have required only compliance with Section 510(k).  Most of our products are subject to foreign regulatory approvals before they may be marketed abroad.  We place the “CE” mark on devices sold in Europe.  The CE mark represents that a product has met EU health, safety, and environmental requirements.  We have received ISO 13485 certification for our Utah and Texas facilities.  We have received EN ISO

13485 certification for our Galway, Ireland facility.  We have also received ISO 9001:2000 certification for our Merit Sensor Systems facility in South Jordan, Utah.

EMPLOYEES

As of December 31, 2007, we employed 1,515 people, including 1,137 in manufacturing; 143 in sales and marketing; 119 in engineering, research and development; and 116 in administration.

Many of our present employees are highly skilled.  Our failure or success will depend, in part, upon our ability to retain such employees.  We believe that an adequate supply of skilled employees is available.  We have, from time-to-time, experienced rapid turnover among our entry-level assembly workers, as well as occasional shortages of such workers, resulting in increased labor costs and administrative expenses related to hiring and training replacement and new entry-level employees.  Our key employees are bound by agreements or policies of confidentiality.  None of our employees are represented by a union or other collective bargaining group.  We believe that our relations with our employees are generally good.

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

Our ability to remain competitive is dependent, in part, upon our ability to prevent other companies from using our proprietary technology incorporated into our products.  We seek to protect our technology through a combination of patents, trademarks, and trade secrets, as well as licenses, proprietary know-how and confidentiality agreements.  We may be unable, however, to prevent others from using our proprietary information, or continue to use such information our self, for numerous reasons, including the following, any of which could have a material adverse effect on the Company’s business, operations, or financial condition:

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

Termination or interruption of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.

We rely on raw materials, component parts, finished products, and services supplied by outside third parties in connection with our business.  For example, substantially all of our products are sterilized by only a few different entities.  In addition, some of our products are manufactured or assembled by third parties.  If a supplier of significant raw materials, component parts, finished goods, or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our end customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business, operations or financial condition.

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

We generally offer a limited warranty for product returns which are due to defects in quality and workmanship.  We attempt to estimate our potential liability for future product returns and establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves.  If we underestimate our potential liability for future product returns, or if unanticipated events result in returns or warranty obligations that exceed our historical experience, our financial condition and operating results could be materially and adversely affected.

We may be unable to successfully manage growth, particularly if accomplished through acquisitions.

Successful implementation of our business strategy will require that we effectively manage any associated growth.  To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to improve our information systems and operations to respond to increased demand, to attract and retain qualified personnel, and to develop, train, and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties.  Any failure to manage growth effectively could have a material adverse effect on our business, operations or financial condition.

To the extent that we grow through acquisition, we will face the additional challenges of integrating our current operations, culture, informational management systems and other characteristics with that of the acquired entity.  We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may inherit certain liabilities in connection with each acquisition.  In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition(s).  If we do not adequately identify targets for, or manage issues related to, our future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect our business.

Substantially all of our products are “devices,” as defined in the U.S. Food, Drug and Cosmetic Act, and the manufacture, distribution, record keeping, labeling and advertisement of our products are subject to regulation by the United States Food and Drug Administration (the “FDA”) in the United States and its equivalent regulatory agencies in various foreign countries in which our products are manufactured, distributed, labeled, offered or sold.  Further, we are subject to continual review and periodic inspections at our current facilities with respect to the FDA’s Quality System Regulations and similar requirements of foreign countries.  In addition, we are subject to certain export control restrictions governed by the U.S. Department of the Treasury and may be governed by other regulatory agencies in various foreign countries in which products are exported.  Our business, operations, or financial condition could be adversely affected if we are found to be out of compliance with governing regulations.

A significant portion of our revenues are derived from a few products, procedures and/or customers.

A significant portion of our revenues are attributable to sales of our inflation devices.  During the year ended December 31, 2007, sales of our inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 29% of our total revenues.  Sales of our inflation devices to a single OEM customer, representing our largest customer, is approximately 7% of our total sales.  Any material decline in market demand, or change in OEM supplier preference, for our inflation devices could have an adverse effect on our business, operations or financial condition.

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

The market for each of our products is highly competitive.  We face competition from many companies which are larger, better established and have greater financial, technical and other resources and greater market presence than we do.  Such resources and market presence may enable our competition to more effectively market competing products or to market competing products at reduced prices in order to gain market share.

In addition, our ability to compete successfully is dependent, in part, upon our response to changes in technology and to our efforts to develop and market new products which achieve significant market acceptance.  Competing companies with substantially greater resources than us are actively engaged in research and development of new methods, treatments, drugs, and procedures to treat or prevent cardiovascular disease that could limit the market for our products and eventually make certain products obsolete.  A reduction in the demand for a significant number of our products, or a few key products, could have a material adverse effect on our business, operations or financial condition.

The market price of our common stock has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, volatile for various reasons, including the following, which could have a material adverse effect on our business, operations or financial condition:

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

•                  Any restatement of our financial statements or any investigation of us by the SEC, the FDA or another domestic or foreign regulatory authority; and

•                  A decline, or rise, of stock prices in the capital markets generally.

Fluctuations in Euro and GBP exchange rates may negatively impact our financial results.

Fluctuations in the rate of exchange between the Euro and GBP relative to the value of the U.S. Dollar could have a negative impact on our margins and financial results.  For example, during 2007, the exchange rate between the Euro and the U.S. Dollar resulted in an increase in our gross revenues of approximately $1.8 million and 0 12% in gross profit.

For the year ended December 31, 2007, approximately $22.8 million, or 11%, of our sales, were denominated in Euros and GBP.  If the rate of exchange between the Euro and the GBP declines, against the U.S. Dollar, we may not be able to increase the prices we charge our European customers for products whose prices are denominated in Euros and GBP.  Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates.  As a result, if the rate of exchange between Euros and GBP declines, against the U.S. Dollar, our financial results may be negatively impacted.

We are dependent upon key personnel.

Our success is dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer.  Mr. Lampropoulos is not subject to any agreement prohibiting his departure, and we do not maintain key man life insurance on his life.  The loss of Mr. Lampropoulos, or of certain other key management personnel, could have a material adverse effect our business and operations.  Our success also depends on, among other factors, the successful recruitment and retention of key operating, manufacturing, sales and other personnel.

We are subject to work stoppage, transportation and related risks.

We manufacture products at various locations in the United States and international locations, and sell our products worldwide.  We depend on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to our various facilities and to move our products to customers, operating divisions, and other subsidiaries located worldwide.  Our manufacturing operations, and the operations of the transportation companies on which we depend, may be adversely affected by natural disasters or significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event.  Any disruption in our manufacturing or transportation could materially adversely affect our ability to meet customer demands or our operations.

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

Item 2.         Properties.

We own approximately 23 acres of real property situated in the city of South Jordan, Utah, surrounding an additional ten acres of leased real property on which our principal office and manufacturing facility is located.  We sold the ten-acre site to an unrelated developer in order to facilitate construction of such facility and entered into a 25-year lease agreement (beginning in 1995) to finance the new facility.  Monthly lease payments attributable to the ten-acre parcel are approximately $138,000.  We also hold an option to purchase the facility, exercisable at market value after 25 years.  During 2004, we acquired an additional four acres of property south of and adjacent to our main property in South Jordan, Utah.  During 2005, we acquired an additional seven acres of property just west of our current facility in South Jordan, Utah.  The acquisition of these additional properties will potentially enable us to expand our operations in the future as property surrounding our existing facilities is limited due to increased development over the past few years.

At the end of 2004, we completed construction of a 47,000 square foot manufacturing facility in South Jordan, Utah.  This facility is used for research, development and pilot production clean rooms and for production of sensors.  In the fourth quarter of 2007, our wholly-owned subsidiary, Merit Sensor Systems, Inc., relocated to our South Jordan campus for the anticipated purpose of long-term improvements in costs, quality, efficiency and capacity.

We completed a 140,000 square foot manufacturing facility located in South Jordan, Utah in September of 2005.  This facility is used for injection and insert molding production, an automated finished goods warehouse, and management information system employees.  The new facilities in South Jordan, Utah are designed to increase our clean room production capacity and administrative office space to meet current and projected demand that we anticipate we will experience over the next several years.

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

We lease a manufacturing facility of approximately 52,000 square feet located in Murray, Utah.  The Murray facility is used for production of several of our products.  The leases related to seven of the units at the Murray facility expired in 2007.  Given the expiration of these leases, we  currently use the seven units on a month-to-month basis, and are currently negotiating extensions to those leases.  The aggregate lease payments on these Murray facilities are approximately $27,000 per month.

We own approximately 19 acres of land and a 75,000 square foot building in Angleton, Texas.  The facility is used for the production of catheter-related products.

We own approximately 12 acres of land and a 100,000 square foot building in Chester, Virginia.  The facility is used for production of custom procedure trays used in the medical industry.

We relocated our MCTec operations to a manufacturing facility of approximately 10,000 square feet located in Venlo, The Netherlands.  The facility is used for the coating of wires and tubing for medical devices.  The lease will expire in January of 2011.  The current monthly lease payment is approximately $7,000.  In addition, we purchased approximately three acres of land in Beek, The Netherlands and we have started construction of a 31,000 square foot European headquarters with customer service and a distribution center.

We believe that our existing and proposed facilities will generally be adequate for our present and future anticipated levels of operations.

Item 3.         Legal Proceedings.

In the course of conducting our business operations, we are, from time to time, involved in litigation and other disputes.  Our management does not currently anticipate that any pending litigation or dispute against us will have a materially adverse effect on our business, operations or financial condition.

Item 4.         Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE FOR THE COMMON STOCK

Our common stock (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “MMSI.”  The following table sets forth high and low sale prices for the Common Stock for the periods indicated.

For the year ended December 31, 2007	High	Low
First Quarter	$15.74	$11.83
Second Quarter	$13.41	$10.89
Third Quarter	$13.38	$11.25
Fourth Quarter	$16.50	$12.36

For the year ended December 31, 2006	High	Low
First Quarter	$15.00	$11.90
Second Quarter	$13.76	$10.60
Third Quarter	$14.74	$12.42
Fourth Quarter	$16.79	$12.66

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS

As of March 4, 2008, the number of shares of Common Stock outstanding was 27,566,163 held by approximately 178 shareholders of record, not including shareholders whose shares are held in securities position listings.

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

PERFORMANCE GRAPH

                The following graph compares the performance of the Common Stock with the performance of the NASDAQ Stock Market (US Companies) and NASDAQ Stocks (SIC 3840-3849 US Companies - Surgical, Medical and Dental Instruments and Supplies) for a five year period by measuring the changes in Common Stock prices from December 31, 2002 to December 31, 2007.

	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
Merit Medical System Inc.	$100	$199	$136	$108	$141	$124
NASDAQ Stock Market (US Companies)	$100	$150	$163	$166	$183	$198
NASDAQ Stocks (SIC 3840-3849 US Companies)	$100	$146	$171	$188	$199	$255

The stock performance graph assumes for comparison that the value of the Common Stock and of each index was $100 on December 31, 2002 and that all dividends were reinvested.  Past performance is not necessarily an indicator of future results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding our equity compensation plans as of December 31, 2007 (in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation Plans approved by security holders	3,951	(1),(3)	$11.34	1,558	(2),(3)
Equity compensation Plans not approved by security holders	100	(4)	$10.13
Total	4,051		$11.31	1,558

(1)          Consists of 3,950,975 shares of Common Stock subject to the options granted under the Merit Medical Systems, Inc. 2006 Long Term Incentive Plan.

(2)          Consists of 379,587 shares available to be issued under the Merit Medical Systems, Inc. Qualified and Non-Qualified Employee Stock Purchase Plan and 1,178,889 shares available to be issued under the Merit Medical Systems, Inc. 2006 Long Term Incentive Plan.

(3)          See Note 10 to our consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

(4)          Consists of warrants issued in the acquisition of MedSource Packaging Concepts LLC (“MedSource”) in 2004.

Item 6.                          Selected Financial Data  (in thousands).

	Years Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA:
Net Sales	$207,768	$190,674	$166,585	$151,398	$135,953
Cost of Sales	127,977	117,596	97,493	83,908	75,230
Gross Profit	79,791	73,078	69,092	67,490	60,723

Operating Expenses:
Selling, general and administrative	48,133	45,486	38,579	35,071	30,468
Research and development	8,688	8,582	6,992	5,079	4,626

Total operating expenses	56,821	54,068	45,571	40,150	35,094

Other Operating Income
Gain on sale of land					508

Income From Operations	22,970	19,010	23,521	27,340	26,137

Other Income(Expense):
Litigation settlement				100	475
Interest income	393	250	491	556	386
Interest expense	(3)	(12)	(18)	(6)	(10)
Miscellaneous income (expense)	39	(64)	(94)	16	34
Other income—net	429	174	379	666	885

Income before income taxes	23,399	19,184	23,900	28,006	27,022

Income Tax Expense	7,811	6,883	8,122	10,074	9,727

Net Income	$15,588	$12,301	$15,778	$17,932	$17,295

Earnings Per Common Share:
Diluted	$0.55	$0.44	$0.57	$0.65	$0.64

Average Common Shares:
Diluted	28,204	28,245	27,847	27,691	27,034

BALANCE SHEET DATA:
Working capital	$60,194	$54,972	$43,693	$54,944	$56,931
Total assets	200,420	182,668	162,247	139,877	107,301
Long-term debt	0	0	2	5	0
Stockholders’ equity	$164,368	$151,212	$132,484	$111,052	$88,244

During the quarter ended December 31 2006, we determined it was not likely that we would pursue the product associated with the intellectual property and assets acquired from Sub-Q, due to other priorities and opportunities.  Therefore, we recorded an impairment charge of approximately $929,000, during the quarter primarily relating to intellectual property assets acquired from Sub-Q Inc. in March, 2005.

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During 2007, we made substantial progress in the Company’s financial condition, particularly our net income which increased 26.7%, compared to the same period of 2006.  This improvement was largely the result of an increase in sales in 2007 of 9%, a slight increase in gross margins, a decrease in our operating expenses as a percentage of sales by 1.1%, and an improvement of 2.5% in our effective income tax rate, when compared to the operating results for the same period in 2006.  For the first time in three years, our net income and gross margins improved when compared to the same period in the prior year.  Our focus in 2007, on reducing costs and becoming more efficient, has started to make a difference in gross margin improvements.  We have had three consecutive quarters of gross margin improvement, which is up 2.8% of sales since the first quarter of 2007.  During 2007, we improved our gross margins, principally through improved production efficiencies which resulted in lower headcount, improved product mix, the transfer of the manufacturing process of four products to Mexico, and certain automation projects.  Management believes future improvement in profitability will be driven by increases in gross margins.  During 2008, we plan to transfer one additional product line to Mexico, continue to implement new automation and efficiency projects and focus our sales efforts on a product mix with higher gross margins, including the introduction of several new high margin products.

For the year ended December 31, 2007, we reported net sales of $207.8 million, up $17.1 million or 9% over the comparable period in 2006.  Net sales growth in 2007 was primarily driven by increased sales of our stand-alone products (hemostasis valves, safety scalpels, and stopcocks), procedure tray business, catheters (particularly our Prelude® sheath product line, Mini Access Kit™ catheter product line and Resolve® locking drainage catheter line) and ProGuide™ dialysis catheters.

Our gross margins as a percentage of sales were 38.4% for the year ended December 31, 2007, compared to 38.3% for year ended December 31, 2006.  This slight increase resulted primarily from items discussed above.

Net income increased for the year ended December 31, 2007 to $15.6 million, compared to $12.3 million for the prior year period.  When compared to the prior year, net income for the year ended December 31, 2007 was positively affected by increased sales volumes, higher gross margins, lower operating expenses as a percentage of sales, and a lower effective income tax rate.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Gross profit	38.4	38.3	41.5
Selling, general and administrative expenses	23.2	23.9	23.2
Research and development expenses	4.2	4.5	4.2
Income from operations	11.1	10.0	14.1
Income before income tax expense	11.3	10.1	14.3
Net income	7.5	6.5	9.5

Our net sales increased by $17.1 million, or 9%, in 2007, compared to an increase of $24.1 million, or 14.5%, in 2006, and an increase of $15.2 million, or 10%, in 2005.  We report sales in four product categories.  Listed below are the sales relating to these product categories for the years ended December 31, 2007, 2006 and 2005:

	Twelve Months Ended December 31,
	% Change	2007	% Change	2006	% Change	2005	2004
Stand-alone devices	12%	$62,417	19%	$55,824	8%	$46,900	$43,226
Custom kits & procedure trays	7%	60,013	15%	56,009	15%	48,740	42,533
Inflation devices	5%	59,595	9%	56,978	5%	52,319	49,672
Catheters	18%	25,743	17%	21,863	17%	18,626	15,967
Total	9%	$207,768	14%	$190,674	10%	$166,585	$151,398

                Our sales increased during 2007, notwithstanding the fact that the markets for many of our products are experiencing slight pricing declines as our customers try to reduce their costs.  Substantially all of the increase in our revenues was attributable to increased unit sales, except for a slight increase in revenues attributable to an increase in the exchange rate between the Euro and the U.S. Dollar which increased sales by 0.9% in 2007 compared to 2006, 0.1% in 2006 compared to 2005, 0.9% in 2005 compared to 2004.  Historically, an important part of the Company’s revenue growth came from increases in the number of procedures performed for patients in a given year.  Starting in April of 2007, the growth rate of coronary stents and other related procedures in the U.S. dropped significantly, reducing the traditional growth rate of our U.S. direct sales.  New products are another source of revenue growth.  In 2007, 2006, and 2005, our sales of new products represented 6%, 9% and 4% of sales, respectively.  Included in those sales are revenues from recent acquisitions of 3%, 3% and 2% for 2007, 2006, and 2005, respectively.  The third main source of revenue increases came from market share gains in our existing product lines.

International sales in 2007 were approximately $64.9 million, or 31% of total sales; international sales in 2006 were approximately $53.7 million, or 28% of total sales; international sales in 2005 were approximately $45.3 million, or 26% of total sales.  These increases primarily resulted from greater acceptance of our products in international markets, ongoing growth in our European direct sales, and increased sales related to improvement in the exchange rate between the Euro and the U.S. Dollar, as discussed above.  Our total direct sales in France, Germany, the U.K., Belgium, The Netherlands, Denmark, Sweden and Ireland were $23.8 million, $20.0 million, and $20.0 million in 2007, 2006, and 2005, respectively.

Our gross profit as a percentage of sales was 38.4%, 38.3%, and 41.5%, in 2007, 2006, and 2005, respectively.  The increase in gross margins in 2007 was principally the result of production efficiencies resulting in lower headcount, product mix improvement, the transfer of the manufacturing process of four products to Mexico, and certain automation projects.  The decline in gross margins in 2006 resulted primarily from investments made during the second half of 2005 for new facilities and related costs (i.e. utilities, maintenance, cleaning and taxes) and equipment. Gross margins in 2006 were also affected by the increased cost of direct labor, increased health insurance costs, our adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), effective January 1, 2006, and increased procedure tray sales in 2006, which have lower gross margins than our overall gross margins.  The decline in gross margins in 2005 resulted primarily from the expense of constructing new facilities and purchasing equipment, increased cost of direct labor, higher overhead expenses (i.e. utilities, maintenance, cleaning and taxes) and new product launches.  The decline in gross margins for 2005 was also affected by negative margins in the new procedure tray business we acquired from MedSource during the fourth quarter of 2004.  The effect was a reduction of gross margins by 1.4% for 2005.  Sales of procedure trays contributed 2.4% to our total sales for 2005.

Our selling, general, and administrative expenses increased $2.6 million, or 6%, in 2007 over 2006; $6.9 million, or 18%, in 2006 over 2005; $3.5 million, or 10%, in 2005 over 2004.  The significant (70 basis points) decrease in selling, general and administrative expenses in 2007 as a percentage of sales, was primarily the result of operating leverage from reducing the head count while increasing sales.  The increase in selling, general, and administrative costs in 2006 as a percentage of sales, was primarily the result of a full year of costs associated with the hiring of 17 additional sales representatives in the second half of 2005, approximately $945,000 attributable to the adoption of SFAS No. 123(R) and an impairment charge of approximately $929,000, primarily relating to intellectual property assets acquired from Sub-Q Inc. in March 2005.  The increase in selling, general, and administrative expenses in 2005 as a percentage of sales, compared to 2004, was due primarily to the hiring of 17 additional sales people and the sample expense related to new product introductions, costs associated with severance for certain executive employees in the amount of $493,000, and the buy-out of a distribution agreement in the amount of $200,000.

We have begun to see operating leverage (30 basis points) in our research and development (“R&D”) expenses.  We have a full pipeline of new products and management believes that we have an effective level of capabilities and expertise to continue the flow of new organically developed products into the near-term future.  Our R&D expense for 2007 increased 1% to $8.7 million, compared to $8.6 million in 2006; R&D expenses for 2006 increased 23% to $8.6 million, compared to $7.0 million in 2005; and R&D expenses for 2005 increased 38% to $7.0 million, compared to $5.1 million for 2004.  The increase in R&D expenses in 2007, 2006, and 2005 was related primarily to R&D head count additions and indirect costs to support an increase in the number of new products we launched.  Our R&D expenses as a percentage of sales were 4.2% for 2007, 4.5% for 2006 and 4.2% for 2005.

Our effective income tax rates for 2007, 2006, and 2005 were 33%, 36%, and 34%, respectively.   The decrease in the  effective tax rate for 2007 over 2006 was primarily the result of the unrecognized tax benefits, related to Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which expired on our 2002 federal, state, and foreign tax returns and a non-taxed gain related to corporate-owned variable life insurance contracts for our deferred compensation plan.  The increase in the effective tax rate for 2006 over 2005 and the decrease in the effective tax rate for 2005 over 2004 was primarily the result of our reimbursement of costs incurred by our Irish subsidiary for the development of two new products which are taxed at a lower income tax rate than our U.S. operations.

Our other income for 2007, 2006, and 2005 was approximately $429,000, $174,000, and $379,000, respectively.  The increase in other income for 2007 over 2006 was primarily the result of an increase in interest income as the result of higher average cash balances and higher interest rates.  The decrease in other income for 2006 over 2005 was primarily the result of a decrease in cash balances and therefore interest income of approximately $241,000.  The decrease in other income for 2005 over 2004 was affected by a net decrease in a litigation settlement of $100,000, an increase in foreign currency transaction loss of approximately $67,000 and a decrease in interest income of approximately $65,000.

Our net income for 2007, 2006, and 2005 was approximately $15.6 million, $12.3 million and $15.8 million, respectively.  Net income for 2007 was positively affected by increased sales volumes, higher gross margins, lower operating expenses as a percentage of sales and a lower effective income tax rate.  Net income for 2006 and 2005 was negatively affected by lower gross margins, higher research and development spending, increased selling, general and administrative expenses, and positively affected by increased sales volumes.

Under SFAS No. 123(R), which we adopted effective January 1, 2006, we are required to apply the expense recognition provisions of this pronouncement to equity-based incentives such as stock options.  In anticipation of this pronouncement, during 2005 and 2004 we made grants of options to management and employees for a total of 774,976 and 807,296 shares of Common Stock, respectively, which vested immediately upon grant, rather than over five years as had been our historical practice.  Additionally, subsequent to December 31, 2005, we accelerated the vesting on 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The immediate vesting of options and the acceleration of options which have exercise prices that are above the current market value of the Common Stock are anticipated to reduce our compensation expense by approximately $2.8 million and $3.2 million, respectively, over the next four years under the provisions of SFAS No. 123(R).

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which we adopted effective January 1, 2002, we no longer amortize goodwill from business acquisitions, but review annually the impairment of goodwill, or more frequently if impairment indicators arise.  We completed our initial testing of goodwill as of January 1, 2002 and determined that there was no impairment.  We have elected to perform our annual testing of goodwill impairment as of July 1 of the applicable fiscal year.  As of July 1, 2006, we updated our testing of goodwill for impairment and determined that there was no impairment.  However, during the fourth quarter of 2006, we determined that it was unlikely we would pursue the product associated with the intellectual property acquired from Sub-Q due to our decision to pursue other priorities and opportunities that we believe are more favorable to us.  Therefore, we recorded an impairment charge of approximately $929,000 in selling, general and administrative expense for 2006, which included approximately $500,000 related to goodwill.  We had no impairments in goodwill for the years ended December 31, 2007 and 2005.  The remaining unamortized amount of goodwill at December 31, 2007, was approximately $9.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments and Contractual Obligations

The following table summarizes our capital commitments and contractual obligations as of December 31, 2007, including operating lease payments and office lease payments, as well as the future periods in which such payments are currently anticipated to become due:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Unrecognized tax positions	1,023	1,023
Operating leases	21,079	2,088	3,872	3,352	11,767
Royalty obligations	1,874	644	388	388	454
Total contractual cash	23,976	3,755	4,260	3,740	12,221

(1)  The Internal Revenue Service has proposed certain adjustments which will reverse the timing of certain temporary deductions.  Settlement of these proposed adjustments could result in additional tax payments within the next 12 months of which approximately $1.0 million relates to FIN 48 unrecognized tax positions.  The Company does not currently expect this settlement to have a material impact on financial position for 2008 as these tax adjustments relate to timing differences for income tax liabilities already recognized in our financial statements.  The Company has approximately

$2.6 million of unrecognized tax positions that have been recognized as liabilities in accordance with FIN 48 that have not be included in the contractual obligations table due to uncertainty as to when such amounts may be settled.

Additional information regarding our capital commitments and contractual obligations, including royalty payments, is contained in notes 7, 8, and 12 of the Notes to our consolidated financial statements, set forth in Item 8.

Cash Flows

The Company’s cash flow from operations reached a record $32.1 million in 2007, the increase, of $13 million over 2006, came mostly from a reduction in inventories and an increase in net income.  Our working capital for 2007, 2006, and 2005 was $60.2 million, $55.0 million, and $43.7 million, respectively.  The increase in working capital for 2007 over 2006 was primarily the result of an increase in cash net of  the reduction in inventory of $4.5 million as we focused on improving our inventory turns.  The increase in working capital for 2006 over 2005 was primarily the result of an increase in cash flow from operations of $8.0 million and a reduction in the amount of capital expenditures made, when compared to 2005.  The decrease in working capital for 2005 over 2004 was primarily the result of cash being used to fund the construction of our new facilities in South Jordan, Utah, and Galway, Ireland; the purchase and remodel of our facility in Chester, Virginia; and the acquisitions of MCTec, MedSource and Sub-Q.  We generated cash from operations for 2007, 2006, and 2005 in the amount of $32.1 million, $19.1 million, and $11.1 million, respectively.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (the “Bank”), whereby the Bank agreed to provide us a line of credit in the amount of $30,000,000.  Prior to December 7, 2006, the Company maintained a long-term revolving credit facility (the “Facility”) with Zion’s First National Bank (“Zion’s”).  The Facility had a credit limit of $500,000 for years 2005 and 2006.  The Facility expired on June 30, 2006.  On December 8, 2006, we entered into an unsecured loan agreement with Zion’s, whereby the Bank agreed to provide us a line of credit in the amount of $1,000,000.   We had $0 outstanding under our lines of credit as of December 31, 2007 and 2006.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales.  During 2007, we spent approximately $9.4 million on various production equipment related to automation and new product launches, approximately $3.0 million for construction costs on a new customer service and distribution facility for our European operations in The Netherlands and $2 million for improvements made to a production clean room in South Jordan, Utah.  During 2006, we spent approximately $9.6 million for various production equipment, approximately $2.1 million on building and leasehold improvements, and approximately $1.7 million on the purchase real estate in The Netherlands to build a distribution facility.  During 2005, we paid approximately $14.6 million for payments to complete the construction of our new molding, technology and logistics (“MTL”) building and cafeteria expansion in South Jordan, Utah.  In addition, during 2005, we spent approximately $4.7 million to purchase a 102,000 square foot facility and add a clean room to our facility in Chester, Virginia, and approximately $1.5 million to purchase seven acres of land just west of our current South Jordan, Utah facilities.  Also during 2005, we made significant investments were made for new equipment including approximately $1.8 million in molding equipment, approximately $3.4 million for an automated warehouse shipping system, and approximately $2 million for automated production equipment.  Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for current operations and for the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration lives.  If market conditions become less favorable than those projected by our management, additional inventory write-

downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.3 million as of December 31, 2007.

Allowance for Doubtful Accounts.  A majority of our receivables are with hospitals which, over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances we have written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $496,710 at December 31, 2007 which is consistent with historical collection experience.

Stock-Based Compensation.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and recognize the cost as an expense over the term of the vesting period.  Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes.   We adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risk.

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($22.8 million, representing approximately 11% of aggregate revenues), for the year ended December 31, 2007 was attributable to sales that were denominated in Euros and GBPs.  Certain  expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the year ended December 31, 2007, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $1.8 million and 0.12%  in gross profit.

At December 31, 2007, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately 395,000 Euros and 225,000 GBPs, respectively.  In order to partially offset such risks, on November 30, 2007, we entered into 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the years ended December 31, 2007 and 2006, we experienced a net gain of approximately $29,000 and a net loss of $56,000, respectively, from financing transactions executed during 2007 and 2006 in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.

Another market risk relates to variable rate debt.  As of December 31, 2007, we had no variable rate debt.  As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

Item 8.                          Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment -  SFAS No. 123(R).

Also, as discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform with Financial Accounting Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 10, 2008

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands)

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,574	$9,838
Trade receivables — net of allowance for uncollectible accounts —
2007 — $497 and 2006 — $560	26,619	25,745
Employee receivables	144	194
Other receivables	1,140	192
Inventories — net	34,106	38,562
Prepaid expenses and other assets	1,297	1,031
Deferred income tax assets	811	2
Income tax refund receivable	297	82

Total current assets	81,988	75,646

PROPERTY AND EQUIPMENT:
Land and land improvements	7,977	7,935
Buildings	43,147	43,111
Manufacturing equipment	61,448	54,400
Furniture and fixtures	17,110	15,910
Leasehold improvements	9,870	7,699
Construction-in-progress	10,680	7,313

Total property and equipment	150,232	136,368

Less accumulated depreciation	(50,536)	(43,985)

Property and equipment — net	99,696	92,383

OTHER ASSETS:
Intangibles — net of accumulated amortization — 2007 — $2,171 and 2006 — $1,519	6,163	4,350
Goodwill	9,527	7,541
Other assets	2,964	2,656
Deferred income tax assets	4	2
Deposits	78	90

Total other assets	18,736	14,639

TOTAL	$200,420	$182,668

See notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$10,275	$10,598
Accrued expenses	9,492	8,464
Advances from employees	267	245
Deferred income tax liabilities		190
Liabilities related to unrecognized tax positions	1,023
Income taxes payable	737	1,177

Total current liabilities	21,794	20,674

DEFERRED INCOME TAX LIABILITIES	6,082	5,469

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,588

DEFERRED COMPENSATION PAYABLE	3,063	2,869

DEFERRED CREDITS	2,105	2,239

OTHER LONG-TERM OBLIGATIONS	420	205

Total liabilities	36,052	31,456

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of December 31, 2007 and 2006; no shares issued Common stock, no par value — 50,000 shares authorized; 27,413 and 27,647 issued shares as of December 31, 2007 and 2006, respectively	52,477	54,394
Retained earnings	111,947	96,969
Accumulated other comprehensive loss	(56)	(151)

Total stockholders’ equity	164,368	151,212

TOTAL	$200,420	$182,668

See notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands except per share data)

	2007	2006	2005

NET SALES	$207,768	$190,674	$166,585

COST OF SALES	127,977	117,596	97,493

GROSS PROFIT	79,791	73,078	69,092

OPERATING EXPENSES:
Selling, general, and administrative	48,133	45,486	38,579
Research and development	8,688	8,582	6,992

Total operating expenses	56,821	54,068	45,571

INCOME FROM OPERATIONS	22,970	19,010	23,521

OTHER INCOME (EXPENSE):
Interest income	393	250	491
Interest expense	(3)	(12)	(18)
Other income (expense)	39	(64)	(94)

Other income — net	429	174	379

INCOME BEFORE INCOME TAXES	23,399	19,184	23,900

INCOME TAX EXPENSE	7,811	6,883	8,122

NET INCOME	$15,588	$12,301	$15,778

EARNINGS PER COMMON SHARE:
Basic	$0.57	$0.45	$0.59

Diluted	$0.55	$0.44	$0.57

AVERAGE COMMON SHARES:
Basic	27,424,686	27,333,146	26,848,447

Diluted	28,204,235	28,244,948	27,847,122

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	Total	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss
		Shares	Amount

BALANCE — January 1, 2005	$111,052	26,486	$42,560	$68,890	$(398)

Comprehensive income:
Net income	15,778			15,778
Foreign currency translation adjustment (net of deferred tax of $10)	16				16

Total comprehensive income	15,794

Tax benefit attributable to appreciation of common stock options exercised	2,632		2,632

Issuance of common stock under Employee Stock Purchase Plans	913	82	913

Options exercised	3,155	670	3,155

Shares surrendered in exchange for the payment of payroll tax liabilities	(691)	(49)	(691)

Shares surrendered in exchange for the exercise of stock options	(371)	(26)	(371)

BALANCE — December 31, 2005	132,484	27,163	48,198	84,668	(382)

Comprehensive income:
Net income	12,301			12,301
Foreign currency translation adjustment (net of deferred tax of $141)	231				231

Total comprehensive income	12,532

Tax benefit attributable to appreciation of common stock options exercised	1,155		1,155

Stock-based compensation expense	1,502		1,502

Issuance of common stock under Employee Stock Purchase Plans	369	29	369

Options exercised	3,170	455	3,170

BALANCE — December 31, 2006	151,212	27,647	54,394	96,969	(151)

Comprehensive income:
Net income	15,588			15,588
Foreign currency translation adjustment (net of deferred tax of $58)	95				95

Total comprehensive income	15,683

Cumulative effect of a change in accounting principle - adoption of FIN 48	(610)			(610)

Tax benefit attributable to appreciation of common stock options exercised	500		500

Stock-based compensation expense	1,130		1,130

Issuance of common stock under Employee Stock Purchase Plans	323	27	323

Stock repurchases	(5,407)	(464)	(5,407)

Options exercised	1,537	203	1,537

BALANCE — December 31, 2007	$164,368	27,413	$52,477	$111,947	$(56)

    See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,588	$12,301	$15,778

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,444	8,275	5,841
Losses on sales and/or abandonment of property and equipment	317	242	12
Impairment of assets		929
Write-off of certain patents and trademarks	245	40	35
Amortization of deferred credits	(135)	(175)	(199)
Deferred income taxes	984	376	2,574
Tax benefit attributable to appreciation of common stock options exercised	(500)	(1,155)	2,632
Stock-based compensation	1,130	1,502
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(496)	57	(5,489)
Employee receivables	52	(76)	(28)
Other receivables	(930)	(52)	(6)
Inventories	5,056	(6,045)	(8,470)
Prepaid expenses and other assets	(258)	6	(214)
Income tax refund receivable	(194)
Other long-term assets		102	(93)
Deposits	12	9	38
Trade payables	(671)	305	1,852
Accrued expenses	872	(178)	(627)
Advances from employees	11	(81)	107
Current liabilities related to unrecognized tax positions	1,023
Income taxes payable	1,595	2,724	(2,749)
Non-current liabilities related to unrecognized tax positions	(1,010)
Other long-term obligations	(16)		100

Total adjustments	16,531	6,805	(4,684)

Net cash provided by operating activities	32,119	19,106	11,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(16,288)	(14,715)	(40,741)
Patents and trademarks	(450)	(283)	(269)
Proceeds from the sale of property and equipment	11	27	29
Increase in cash surrender value of life insurance contracts	(308)	(293)	(449)
Cash paid in acquisitions—net of cash acquired	(4,726)	(3,923)	(2,345)

Net cash used in investing activities	(21,761)	(19,187)	(43,775)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$1,860	$3,539	$3,697
Excess tax benefits from stock-based compensation	500	1,155
Principal payments on notes payable to financial institutions and capital leases		(2)	(8)
Common stock repurchased and retired	(5,407)
Increase in deferred compensation payable	194	506	661

Net cash (used in) provided by financing activities	(2,853)	5,198	4,350

EFFECT OF EXCHANGE RATES ON CASH	231	76	(61)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,736	5,193	(28,392)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,838	4,645	33,037

End of year	$17,574	$9,838	$4,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION — Cash paid during the year for:
Interest	$5	$11	$18

Income taxes	$5,354	$3,736	$5,733

Retirement of common stock	$5,047

Adoption of FIN 48	$610

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•                  During 2007, the Company entered into a Distribution Agreement with GMA Company, Ltd (“GMA”), a Japanese corporation, for the exclusive distribution rights to sell a micro-catheter.  In 2007, we paid $1.0 million to GMA and incurred $4,000 for acquisition costs.  An additional $1.0 million is payable to GMA upon reaching certain milestones identified in the Distribution Agreement.  Achievement of those milestones is not determinable at this time.  The purchase price was allocated to a distribution agreement for $1,004,000.

Fair value of assets acquired	$1,004,000
Cash paid	(1,004,000)

Liabilities assumed	None

•                  During 2007, the Company entered into a Patent Assignment and Royalty Agreement with Lightek Corporation, (“Lightek”) a Wyoming corporation, to manufacture and sell a radio-opaque band.  We made an initial payment of $228,000 to Lightek and have accrued an additional payable upon reaching certain milestones identified in the Patent Assignment and Royalty Agreement.  Achievement of the milestones is reasonable assured of occurring at this time.  An additional $200,000 payment has not been accrued for as it is contingent upon reaching certain sales levels in the future.  We paid $8,400 and accrued $1,600 for acquisition costs.  The purchase price was allocated to developed technology for $78,000, (Customer Relationships) for $240,000, and goodwill for $120,000.

Fair value of assets acquired (including goodwill of $120,000)	$438,000
Cash paid	(236,400)
Accrued purchase price	(201,600)

Liabilities assumed	None

•                  During 2007, the Company acquired other intangibles (Customer Relationships) of Medrad Sweden, AB (“Medrad”), a Swedish company, in a purchase transaction for $124,036.  The purchase price was allocated to other intangibles  (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

•                  During 2007, the Company entered into a distribution agreement with Milamy Partners LLC, (“Milamy”) a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their KanguruWeb® Abdominal Retraction System in vascular lab markets for $350,000.  The purchase price was allocated to a distribution agreement for $350,000.

Fair value of assets acquired	$350,000
Cash paid	(350,000)

Liabilities assumed	None

•                  During 2007, the Company entered into an asset purchase agreement with Datascope Corporation, (“Datascope”) a New Jersey corporation, to purchase its ProGuide™ catheter in a purchase transaction for $3,290,731, including future minimum royalty payments of $279,181.  The purchase price was allocated based on estimated fair values to fixed assets for $25,971, inventory for $778,659, a customer list for $300,000, developed technology for $150,000, a covenant not to compete for $20,000, a trademark for 150,000 and goodwill for $1,866,101.

Fair value of assets acquired (including goodwill of $1,866,101)	$3,290,731
Cash paid	(3,011,550)
Accrued minimum royalty	(279,181)

Liabilities assumed	None

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

•                  During 2006, the Company acquired certain know how and formulas for producing medical products from a medical device company in a purchase transaction for approximately $1.0 million.  During 2006, the Company made three installment payments totaling $742,501.  During 2007, the Company made a final payment of $254,904.  The purchase price was allocated to other intangibles (Product Technology) for $997,405.

Fair value of assets acquired	$997,405
Cash paid	(997,405)

Liabilities assumed	None

•                  During 2006, the Company acquired other intangibles (Customer Relationships) of Q-Tech, a Danish Company, in a purchase transaction for $380,054.  The purchase price was allocated to other intangibles (Customer Relationships) for $380,054.

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

•                  During 2005, the Company acquired all of the issued and outstanding capital stock of MCTec Holding B.V, for a purchase price of $2.4 million, net of cash acquired of $741,046.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (including goodwill of $345,356)	$2,789,596
Cash paid — net of cash acquired	(2,258,954)
Accrued direct costs of acquisition	(159,687)

Liabilities assumed	$370,955

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

•                  During 2005, 48,795 matured shares, (i.e. shares owned for more than six months) respectively, of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $691,000.  The matured shares were valued based upon the closing price of the Company’s common stock on the surrender date.

•                  During 2005, 26,331 matured shares of the Company’s common stock with a value of approximately $371,000 were surrendered in exchange for the exercise of stock options.

•                  As of December 31, 2007, 2006, and 2005, $1.2 million, $1.4 million, and $1.6 million, respectively, of additions to property and equipment, and other asset purchases were accrued as accounts payable.

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.  Merit Medical Systems, Inc. (“Merit” or “We”) and its wholly-owned subsidiaries, (collectively, the “Company”) develops, manufactures and markets disposable medical products primarily used in diagnostic and interventional cardiology and radiology procedures.  The Company’s operations are considered one segment, sales of disposable medical devices, as products follow the same production, marketing, sales distribution channels and technology strategies.  The Company manufactures its products in plants located in the United States, the Netherlands and in Ireland.  The Company has export sales to dealers and has direct sales forces in the United States and Western Europe (see Note 11).  The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following is a summary of the more significant of such policies.

Use of Estimates in Preparing Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation.  The consolidated financial statements include those of the Company, including its wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, the Company considers interest bearing deposits with an original maturity date of three months or less to be cash equivalents.

Receivables.  The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of its ability to collect individual outstanding balances.

Inventories.  The Company values its inventories at the lower of cost, determined on a first-in, first-out method, or market value.  Market value for raw materials is based on replacement costs.  Inventory costs include material, labor costs, and manufacturing overhead.  The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.  The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

Goodwill and Intangible Assets.  Goodwill is tested for impairment on an annual basis as of July 1, or whenever impairment indicators arise.  The Company utilizes several reporting units in evaluating goodwill for impairment.  The Company assesses the estimated fair value of reporting units based on discounted future cash flows.  If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to that excess.

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

Customer list and developed technology	5-14 years
Distribution agreements	3-11 years
License agreements and trademarks	10-15 years
Patents	17 years
Royalty income	5 years

Long-Lived Assets.  The Company periodically reviews the carrying amount of its long-lived assets for impairment.  An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset.  In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. During 2006, an impairment of $57,000 was recognized relating to the impairment of Sub-Q production assets, discussed above.  There were no impairments of long-lived assets during the years ended December 31, 2007 and 2005.

Property and Equipment.  Property and equipment is stated at the historical cost of construction or purchase. Construction costs include payroll-related costs capitalized during construction.  Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or life of the leasehold improvements. Construction-in-process consists of various production equipment being constructed internally and externally, as well as a building under construction.  Assets in construction-in-process will commence depreciating once the asset has been placed in service. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Automobiles	4 years
Manufacturing equipment	5-20 years
Furniture and fixtures	3-10 years
Land improvements	10-20 years
Leasehold improvements	4-25 years

Deferred Compensation.  The Company has a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future.  The Company has established a rabbi trust to finance obligations under the Plan with corporate-owned variable life insurance contracts.  The related cash surrender value on such contracts is included in “Other assets” in the Company’s consolidated balance sheets.  The cash surrender value totaled approximately $2,963,523 and $2,655,880, as of December 31, 2007 and 2006, respectively.  The Company has recorded a “Deferred Compensation Payable” of $3,062,728 and $2,868,974 at December 31, 2007 and 2006, respectively, to reflect its liability to its employees under this plan.

Deferred Credits.  Deferred credits consist of grant money received from the Irish government. Grant money is received for a percentage of expenditures on eligible property and equipment, specific research and development projects, and costs of hiring and training employees.  Amounts related to the acquisition of property and equipment are amortized as a reduction of depreciation expense over the lives of the corresponding property.

Revenue Recognition.  The Company sells its single-use disposable medical products through a direct sales force in the U.S., France, Germany, United Kingdom, The Netherlands, Ireland, Belgium, Denmark , Sweden and through its OEM relationships, custom packers and independent distributors in other international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured.  These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.  The Company has certain written agreements with group purchasing organizations to sell its products to participating hospitals.  These agreements have destination shipping terms which require the Company to defer the recognition of a sale until the product has arrived at the participating hospitals.  The Company reserves for sales returns for defective products (i.e. warranty liability) as a reduction in revenue, based on its historical experience.  The Company also offers sales rebates and discounts to purchasing groups.  These reserves are recorded as a reduction in revenue and are not considered material to the Company’s consolidated statements of operation for the years ended December 31, 2007, 2006, and 2005.

Shipping and Handling.  The Company bills its customers for shipping and handling charges, which are included in total revenues for the applicable period and the corresponding shipping and handling expense is reported in cost of goods sold.  In addition, the Company invoices its customers for taxes assessed by governmental authorities such as sales tax and value added taxes.  The Company presents these taxes on a net basis.

Cost of Sales.  The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, product royalty expense, production related depreciation expense and product license agreement expense in cost of goods sold.

Research and Development.  Research and development costs are expensed as incurred.

Income Taxes.  The Company accounts for income taxes in accordance Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes.”  This statement utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities as reported for financial statement and income tax purposes.

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

Earnings per Common Share.  Net income per common share is computed by both the basic method, which uses the weighted average number of the Company’s common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

Financial Instruments.  The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.  The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No.123(R).  The alternative transition method includes simplified method to establish the beginning balance of the additional paid-in capital pool (APIC) related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements for the year ending December 31, 2005 was estimated using a Black-Scholes option valuation model.  The impact of adopting SFAS No. 123(R) resulted in additional compensation expense for the years ended December 31, 2007 and 2006 of $1.1 million and $1.5 million, respectively.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company provides credit, in the normal course of business, primarily to hospitals and independent third-party packers and distributors.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Sales to the Company’s single largest customer approximated 7% of total sales for the year ended December 31, 2007, and 6% of total sales for the years ended December 31, 2006, and 2005.

Foreign Currency.  The financial statements of the Company’s foreign subsidiaries are measured using local currencies as the functional currency, with the exception of Ireland, which uses the U.S. Dollar as its functional currency.  Assets and liabilities are translated into United States Dollars at year-end rates of exchange and results of operations are translated at average rates for the year.  Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.  Foreign currency transactions denominated in a currency other than the entity’s functional currency are included in determining net income for the period.  Such foreign currency transaction gains and losses have not been significant.

Foreign Currency Forward Contracts.  At December 31, 2007, the Company had a net exposure (representing the difference between Euro and Great Britain Pound (GBP) denominated receivables and Euro denominated payables) of approximately 395,000 Euros and 255,000 GBPs.  In order to partially offset such risks at November 30, 2007, the Company entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 395,000 Euros and notional amount of 255,000 GBPs.  The Company enters into similar transactions at various times during the year to partially offset exchange rate risks it bears throughout the year.  These contracts are marked to market at each month-end.  During the year ended December 31, 2007 and 2006, the Company recorded a net gain of approximately $16,000 and $12,000, respectively, which is included in other income/(expense), on these forward contracts.  As of December 31, 2007 and 2006, the fair value of the open forward Euro and GBP contract was a net gain of approximately $16,000 and $12,000, respectively.  The Company does not purchase or hold derivative financial instruments for speculative or trading purposes.

Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

Recently Issued Financial Accounting Standards.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for derivatives  and other  financial instruments   measured  at  fair  value  under  SFAS 133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   We are currently reviewing the requirements of SFAS 157 and, at this point in time, have not determined what impact, if any, SFAS 157 will have on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R).

In December 2007, the SEC issued SAB No. 110, Share-Based Payment (“SAB 110”).  SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R.  SAB 110 is effective for stock options granted after December 31, 2007.  The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

2.             ACQUISITIONS

On August 7, 2007, the Company entered into a distribution agreement with GMA for the exclusive distribution rights to sell a micro-catheter.   We made an initial payment of $500,000 in September 2007 to GMA and an additional $500,000 in November 2007 upon receipt of certain information to assist in the filing of a Section 510(k) permitting application with the FDA.  We paid $4,000 in acquisition costs.  An additional $1.0 million would be payable to GMA upon reaching certain milestones identified in the Distribution Agreement.  Achievement of those milestones is not certain at this time.   We have allocated the purchase price of $1.0 million as a distribution agreement and anticipate that it will be amortized over an estimated life of eleven years.

On July 17, 2007, the Company entered into a patent assignment and royalty agreement with Lightek to manufacture and sell a radio-opaque marker band.  We made an initial payment of $228,000 to Lightek and have accrued an additional payable upon reaching certain milestones identified in the Patent Assignment and Royalty Agreement.

Achievement of the milestones is reasonably assured of occurring at this time.  An additional $200,000 payment has not been accrued for as it is contingent upon reaching certain sales levels in the future.  In addition, we agreed to a running royalty payment of 3% of net sales beginning with the issuance of the patent and continuing through the expiration of the patent.  We paid $8,400 and accrued $1,600 for acquisition costs.  The purchase price was allocated to developed technology for $78,000, customer relationships for $240,000, and goodwill for $120,000.  Customer relationships will be amortized on an accelerated basis over 14 years and developed technology over 15 years.  The radio-opaque marker band can be placed on a catheter to be used as x-ray markers for positioning of the catheter by a physician.

On February 14, 2007, the Company terminated our exclusive sales distributor agreement with Medrad and purchased the customer list and information we believe will be necessary for us to conduct direct sales in Sweden.  The purchase price of $124,036 was allocated to other intangibles (Customer Relationships).  Customer relationships will be amortized on an accelerated basis over 14 years.

On February 2, 2007, the Company entered into a distribution agreement with Milamy, wherein we purchased the exclusive worldwide right to distribute the KanguruWeb® Abdominal Retraction System in the vascular lab markets. Milamy terminated their current domestic and international distribution agreements and restricted their direct sales to non-vascular lab markets only.  We paid $350,000 for the exclusive worldwide distribution rights in vascular lab markets, which amount was allocated to a distribution agreement.  The distribution agreement will be amortized over 3 years.  The KanguruWeb® Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

On February 26, 2007, the Company entered into an Asset Purchase Agreement with Datascope to purchase certain assets for the manufacture and sale of the ProGuide™ catheter for $3,290,731, including future minimum royalty payments of $279,181.  In connection with this agreement, we acquired assets, inventory, a customer list, patents and a trademark.   The purchase price was allocated to fixed assets for $25,971, inventory for $778,659, a customer list for $300,000, developed technology for $150,000, a trademark for $150,000, a covenant not to compete for $20,000 and goodwill for $1,866,101.  In addition, we agreed to a running royalty payment of 5% of net sales through 2014, with a minimum annual payment of $50,000.  Based on management’s evaluation of the purchase agreement, we recorded the additional minimum earn-out payment as an assumed liability and an addition to the cost of the acquisition.  The minimum running royalty payment of $350,000 to be paid through 2014 was discounted using our incremental borrowing rate of 6% to arrive at an assumed liability of $279,181.  Customer relationships will be amortized on an accelerated basis over 14 years and developed technology and trademark over 15 years, and a covenant not to compete over 3 years.  The ProGuide™ catheter is a chronic dialysis catheter used in attaining long-term vascular access for hemodialysis and apheresis.

On March 31, 2006, the Company entered into an Asset Purchase Agreement with Millimed A/S, a Danish Company, to purchase certain assets for the manufacture and sale of a hemostasis valve, for a purchase price, including legal fees of $1,510,664.  The purchase price was allocated between fixed assets for $135,590; inventory for $419,162; intangible for $49,000 (Developed Technology); and goodwill for $906,912.  This hemostasis device minimizes blood loss during an interventional procedure.  With the purchase of this product line, the Company believes it will be able to broaden the hemostasis product offerings as well as compete against other competitors which have similar devices.

On April 7, 2006, the Company entered into an Asset Purchase Agreement with Hypoguard USA, Inc., a Delaware corporation, to purchase certain assets for the manufacture and sale of auto-retractable safety scalpels, for a purchase price including legal fees of $1,290,077.  The purchase price was allocated between fixed assets for $203,944, inventory for $119,324, other intangible (Customer Relationships) for $300,000 and for $50,000 (Developed Technology), and goodwill for $616,809.  Customer Relationships will be amortized on an accelerated basis over 5 years and Developed Technology will be amortized on a straight line basis over 5 years.  Disposable safety scalpels are used in various medical procedures for the purpose of minimizing accidents to health care workers.  The Company intends to use scalpel product line and technology to broaden product offerings related to customs kits, procedure trays and OEM business.

On August 1, 2006, the Company entered in an exclusive agreement with a medical device company to purchase the product know-how and formulas for certain medical products for approximately $1.0 million. During 2006, the Company made three installment payments totaling $742,501.  During 2007, the Company made a final payment of $254,904.  The purchase price was allocated to other intangibles for $997,405.  With the product know-how and formulas pursuant to this exclusive agreement, the Company intends to develop and replace a similar product that we are currently selling.

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

All of the acquisitions discussed above have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, except for the specific asset purchases with a medical device company (Product Technology), Q-Tech, Medrad, Milamy, and GMA.  The Company did not consider these acquisitions to be the purchase of a business under the provisions of Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.  The amount allocated to goodwill for each of the acquisitions will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  To determine whether goodwill impairment exists, the Company is required to assess the fair value of the reporting units and compare it to the carrying value.  A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.  The valuation of the fair value for each reporting unit is determined based on a discounted future cash flow model.  Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions the Company expects to exist.  These assumptions are based on a number of factors including future operating performance, economic conditions and actions the Company expects to take.  While the Company believes its estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.

Pro forma consolidated financial results for the acquisitions discussed above have not been included in the Company’s consolidated financial results because their effect would not be material.

3.             INVENTORIES

Inventories at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006

Finished goods	$17,090	$20,524
Work-in-process	3,335	3,714
Raw materials	13,681	14,324

Total	$34,106	$38,562

4.             INTANGIBLE ASSETS

Intangible assets at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$2,517	$(909)	$1,608
Distribution agreement	1,354	(81)	1,273
License agreements	283	(174)	109
Trademark	515	(280)	235
Developed technology	1,394	(57)	1,337
Customer list	2,004	(565)	1,439
Royalty agreements	267	(105)	162

Total	$8,334	$(2,171)	$6,163

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$2,716	$(868)	$1,848
License agreements	283	(147)	136
Trademark	371	(247)	124
Developed technology	892	(22)	870
Customer list	1,340	(184)	1,156
Royalty agreements	267	(51)	216

Total	$5,869	$(1,519)	$4,350

Aggregate amortization expense for the years ended December 31, 2007, 2006, and 2005, was approximately $807,000, $475,000, and $202,000, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

Years Ending December 31

2008	$908
2009	792
2010	745
2011	460
2012	377

5.             INCOME TAXES

For the years ended December 31, 2007, 2006, and 2005, following is a summary of income before income taxes broken out between US and foreign sourced operations (in thousands):

	2007	2006	2005

Domestic	$22,033	$16,756	$20,525
Foreign	1,366	2,428	3,375

Total	$23,399	$19,184	$23,900

The components of the provision for income taxes for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005

Current expense:
Federal	$5,660	$5,130	$4,465
State	800	947	641
Foreign	367	430	442

	6,827	6,507	5,548

Deferred (benefit) expense:
Federal	752	102	2,141
State	254	88	368
Foreign	(22)	186	65

	984	376	2,574

Total	$7,811	$6,883	$8,122

The difference between the income tax expense reported and amounts computed by applying the statutory Federal rate of 35.0% to pretax income for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005

Computed federal income tax expense at statutory rate of 35%	$8,189	$6,714	$8,365
State income taxes	685	673	635
Tax credits	(195)	(135)	(113)
Extraterritorial income exclusion tax benefit and production activity deduction	(118)	(314)	(483)
Income of subsidiaries recorded at foreign tax rates	(224)	(227)	(673)
Tax-exempt interest income	(82)	(100)	(75)
Uncertain tax positions	13
Other — including the effect of graduated rates	(457)	272	466

Total income tax expense	$7,811	$6,883	$8,122

Deferred income tax assets and liabilities at December 31, 2007 and 2006, consisted of the following temporary differences and carry-forward items (in thousands):

	Current		Long-Term
	2007	2006	2007	2006

Deferred income tax assets:
Allowance for uncollectible accounts receivable	$200	$225	$—	$—
Accrued compensation expense	677	641	1,361	927
Inventory capitalization for tax purposes	315	487
Inventory obsolescence reserve	607	414
Tax credit carry-forwards				110
Deferred revenue			135	122
Intangible assets			319	22
Stock based compensation			922	557
Uncertain tax positions	1,156		273
Other	559	547	34	261

Total deferred income tax assets	3,514	2,314	3,044	1,999

Deferred income tax liabilities:
Prepaid expenses	(2,615)	(2,415)
Property and equipment			(8,812)	(7,431)
Other	(88)	(87)	(310)	(35)

Net	$811	$(188)	$(6,078)	$(5,467)

Reported as:
Deferred income tax asset	$811	$2	$4	$2
Deferred income tax liability		(190)	(6,082)	(5,469)

Net	$811	$(188)	$(6,078)	$(5,467)

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  We are regularly under audit by tax authorities.  Years prior to 2002 are closed to examination for federal tax purposes.  Our federal and state income tax returns for 2002 through 2007 are open tax years.  We are in several foreign tax jurisdictions which have open tax years from 2003 through 2007.

The Company has adopted the provisions of FIN 48 on January 1, 2007.  As a result of this adoption, we recognized a cumulative-effect adjustment of approximately $610,000, increasing our liability for unrecognized tax benefits and reducing the January 1, 2007 balance of retained earnings.  The total liability for unrecognized tax benefits at January 1, 2007, including temporary tax differences, was approximately $3.4 million, of which approximately $1.7 million would favorably impact our effective tax rate if recognized.  As of January 1, 2007, we accrued approximately $228,000 in interest and penalties related to unrecognized tax benefits.  We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.  We do not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  The Company is currently under audit by the Internal Revenue Service (“IRS”).

During the twelve-month period ended December 31, 2007, the Company added approximately $816,000 to our liability for unrecognized tax benefits, of which approximately $321,000 would favorably impact our effective tax rate if recognized.  Included in this amount is approximately $48,000 for the twelve-month period ended December 31, 2007, related to interest expense and penalties.  In addition, we recorded an unrecognized tax benefit related to the lapse of applicable statue of limitations of approximately $645,000, of which approximately $308,000 favorably impacted our effective tax rate.  The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2007 was $3.6 million.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals.  Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

FIN 48 Tabular Rollforward	2007

Unrecognized tax benefits, opening balance	3,440
Tax positions taken in a prior period
Gross increases	261
Gross decreases	—
Tax positions taken in the current period
Gross increases	555
Gross decreases	—
Settlements with taxing authorities	—
Lapse of applicable statute of limitations	(645)
Unrecognized tax benefits, ending balance	3,611

Reported as:
Unrecognized tax benefits, current	1,023
Unrecognized tax benefits, non-current	2,588
3,611

6.             ACCRUED EXPENSES

The Company’s accrued expenses consisted of the following at December 31 (in thousands):

	2007	2006

Payroll taxes	$735	$687
Payroll	2,196	2,244
Bonuses	701	452
Commissions	519	503
Vacation	2,304	2,156
Other accrued expenses	3,037	2,422

Total	$9,492	$8,464

7.                                      REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility.  On December 7, 2006, the Company entered into an unsecured loan agreement with Bank of America, N.A. (the “Bank”), whereby the Bank agreed to provide the Company a line of credit in the amount of $30,000,000, expiring on December 7, 2010.  The loan agreement requires the Company to pay interest at a rate equal to the lesser of (i) the maximum lawful rate of interest permitted under applicable usury laws, or (ii) the Bank’s prime rate, plus a negative margin, as defined in the loan agreement.  Alternatively, the Company may elect optional interest rates based on the London Inter-Bank Offered Rate (LIBOR) during interest periods agreed to by the Bank and the Company.  There were no outstanding borrowings on this loan as of December 31, 2007 and 2006.

Prior to June 30, 2006, the Company maintained a long-term revolving credit facility (the “Facility”) with a Zion’s First National Bank (“Zion’s”), which enabled the Company to borrow funds at variable interest rates.  The Facility had a credit limit of $500,000 for years 2005 and 2006.  The Facility was collateralized by trade receivables, inventories, property and equipment, and intangible assets.   The Facility expired on June 30, 2006.

On December 8, 2006, the Company entered into an unsecured loan agreement with Zion’s, whereby the Bank agreed to provide the Company a line of credit in the amount of $1,000,000.  The Zion’s loan agreement requires the Company to pay interest at a rate of prime minus 0.35% and will expire on December 1, 2009.  There were no outstanding borrowings on this loan as of December 31, 2007 and 2006.

The Company believes they are in compliance with covenants in our loan agreements, which require the maintenance of certain financial ratios and minimum working capital, and also include, among other things, limitations on additional indebtedness, the pledging or sale of assets and are restricted from paying dividends to shareholders.

8.                                      COMMITMENTS AND CONTINGENCIES

Leases.  The Company has non-cancelable operating lease agreements for off-site office and production facilities and equipment.  The leases for the off-site office and production facilities are for one to five years and some have renewal options for three years.  In September of 2007, the leases for the off-site and production facilities expired and are currently on month to month lease.  The Company is in the process of negotiating a new lease term and expects to sign a three year term.  Total rental expense on these operating leases and on the Company’s manufacturing and office building (see below) for the years ended December 31, 2007, 2006, and 2005, approximated $2,600,000, $3,186,000, and $3,424,000, respectively.

In June 1993, the Company entered into a 25-year lease agreement with a developer for a manufacturing and office building.  Under the agreement, the Company was granted an option to purchase the building at fair market value after ten years and, if not exercised, after 25 years.

The future minimum lease payments for operating leases as of December 31, 2007, are as follows (in thousands):

Years Ending December 31	Operating Leases

2008	$2,088
2009	2,006
2010	1,866
2011	1,691
2012	1,661
Thereafter	11,767

Total minimum lease payments	$21,079

Irish Government Development Agency Grants.  Through December 31, 2007, the Company had entered into several grant agreements with the Irish Government Development Agency.  The Company has recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses in 2007 and 2006, in the amounts of approximately $266,000 and $84,000, respectively.  Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property.  The balance of deferred credits related to such grants as of December 31, 2007 and 2006, is approximately $2,105,000 and $2,239,000, respectively.  During 2007, 2006, and 2005, approximately $135,000, $164,000, and $186,000, respectively, of the deferred credit was amortized as a reduction of operating expenses.

There is a commitment to repay the Irish government for grants received if the Company were to cease production in Ireland prior to the expiration of the grant liability period.  The grant liability period is usually between 5-8 years from the last claim made on a grant.  As of December 31, 2007, the total amount of grants that could be subject to refund was approximately $4.1 million.  Management does not believe it will ever have to repay any of these grant monies as the Company has no intention of ceasing operation in Ireland.

Litigation.  In the ordinary course of business, the Company is involved in litigation and claims which management believes will not have a materially adverse effect on the Company’s financial position or results of operations.

9.                                      EARNINGS PER COMMON SHARE (EPS)

The following table sets forth the computation of weighted average shares outstanding and the basic and diluted earnings per common share (in thousands except per share data):

	Net Income	Shares	Per Share Amount

Year ended December 31, 2007:
Basic EPS	$15,588	27,425	$0.57
Effect of dilutive stock options and warrants		779

Diluted EPS	$15,588	28,204	$0.55

Year ended December 31, 2006:
Basic EPS	$12,301	27,333	$0.45
Effect of dilutive stock options and warrants		912

Diluted EPS	$12,301	28,245	$0.44

Year ended December 31, 2005:
Basic EPS	$15,778	26,848	$0.59
Effect of dilutive stock options and warrants		999

Diluted EPS	$15,778	27,847	$0.57

For the years ended December 31, 2007, 2006, and 2005, approximately 1,422,000, 584,000, and 1,338,000, respectively, of stock options were not included in the computation of diluted earnings per share because they would have been antidilutive.

Repurchase of Company Common Stock.  On February 24, 2007 our Board of Directors approved the repurchase of 344,084 shares of our common stock in a private transaction with a non-institutional private investor for $4.1 million.  On April 30, 2007 the Company’s Board of Directors approved the repurchase of up to 1,400,000 shares of our common stock.  During the second and third quarters of 2007 the Company repurchased a total of 119,900 shares for a total of $1.3 million.

10.                               EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTIONS AND WARRANTS

The Company’s stock-based compensation primarily consists of the following plans:

Stock Incentive Plan.  During 1999, the Company adopted the Merit Medical Systems, Inc. Stock Incentive Plan (formerly the 1999 Omnibus Stock Incentive Plan), which provides for the issuance of incentive stock options, non-statutory stock options and certain corresponding stock appreciation rights (the “Stock Incentive Plan”).  Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors in their sole discretion shall determine.  Options typically vest 20% per year over either a 4.5 or 5 year life with contractual lives of 5, 7 and 10 years.  The Plan also provides for options that vest 100% upon grant with contractual lives of 10 years.  In no event, however, may the exercise price be less than the fair market value on the date of grant.  Under a provision of our stock incentive plan, participants are allowed to surrender mature shares of our common stock for the payment of the option price and minimum statutory taxes associated with the exercise of options.  The shares surrendered must be shares the participant has held for more than six months.  The value of the mature shares surrendered is based on the closing price of our common stock on the date of exercise by the participant.  As of December 31, 2007, a total of 201,889 shares remained available to be issued under the Stock Incentive Plan.

2006 Long-Term Incentive Plan.  The Company’s Board of Directors adopted and the shareholders approved the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) in May of 2006.  The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards.  Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the compensation committee of our Board of Directors shall determine.  Options will typically vest on an annual basis over a 3 to 5 year life (or 1 year if performance based) with contractual lives of 7-10 years.  As of December 31, 2007, a total of 977,000 shares remained available to be issued under the 2006 Long-Term Incentive Plan.

Employee Stock Purchase Plan.  The Company has a qualified and a non-qualified Employee Stock Purchase Plan (“ESPP”), which will expire on June 30, 2016.  The total number of shares available to employees to purchase under the qualified plan is 1,194,444, of which 906,368 shares have been purchased as of December 31, 2007.  The total number of shares available to employees to purchase under the non-qualified plan is 194,444, of which 102,933 shares have been purchased as of December 31, 2007.  Prior to January 1, 2006, the Company’s ESPP permitted participants to purchase shares on a quarterly basis at the lesser of 85% of the market value on the offering commencement date or the offering distribution date.  In October 2005, our Board of Directors amended the ESPP, effective January 1, 2006, adjusting the per-share price that participants pay for shares of common stock purchased under the ESPP to be equal to 95% of the market price of the common stock at the end of the applicable offering period.  This amendment was adopted in response to the adoption of SFAS No. 123(R) in an effort to eliminate our stock-based compensation expense related to ESPP grants.

Prior to Adopting SFAS No. 123(R).  The following table illustrates the previously disclosed pro forma effects on net income and net income per share for the year ended December 31, 2005, if the Company had accounted for its stock option plans under the fair value method of accounting under SFAS 123(R) (in thousands, except per share data):

2005

Net income — as reported	$15,778

Compensation cost under fair value-based accounting method — net of tax	5,201

Net income — pro forma	$10,577

Net income per common share:
Basic:
As reported	$0.59
Pro forma	$0.39

Diluted:
As reported	$0.57
Pro forma	$0.38

On February 3, 2005, the Company accelerated the vesting of 427,448 options with an exercise price of $21.67, which was in excess of the current market price.  The acceleration of these options increased the pro forma compensation cost for the twelve months ended December 31, 2005, by approximately $3.2 million, net of tax.

Adoption of SFAS No. 123(R).  The following table presents the impact on our consolidated statement of operations of stock-based compensation expense for the years ended December 31, 2007 and 2006 (in thousands, except per share information):

	2007	2006

Cost of goods sold	$261	$399
Research and development	81	158
Selling, general and administrative	788	945
Stock-based compensation expense before taxes	$1,130	$1,502
Income tax benefit	(373)	(541)
Stock-based compensation expense after taxes	$757	$961

The Company has a policy of issuing shares from unissued stock to satisfy share option exercises.  The Company recognizes stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period.  The Company estimated the forfeiture rate based on our historical experience and expectations about future forfeitures.  As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $2.6 million and is expected to be recognized over a weighted average period of 3.33 years.  The total 2007 and 2006 income tax benefit related to share-based compensation recorded in capital in excess of par value was $0.5 million and $1.2 million, respectively, and was shown as a cash inflow from financing activities in our cash flow statement.  The Company’s consolidated financial statements for 2005 have not been restated to reflect the impact of SFAS No. 123(R).

In applying the Black-Sholes methodology to the option grants the fair value of the Company’s stock-based awards granted was estimated using an expected annual dividend yield of 0% and the following assumptions:

	2007	2006	2005

Risk-free interest rate	3.64%-5.00%	4.98%	3.31%—4.36%
Expected option life	6.0 years	6.1 years	2.5 years
Expected price volatility	44.3%-47.8%	41.90%	43.23%—46.28%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  The Company determined the expected term of the stock options using the historical exercise behavior of employees.  The expected price volatility was determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.  For options with a vesting period, compensation expense is recognized on a straight line basis over the service period which corresponds to the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  During 2007 and 2006, 425,500 and 105,000 stock-based compensation grants were made for a total fair value of approximately $2.5 million and $541,000, net of estimated forfeitures, respectively.

The table below presents information related to stock option activity for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006

Total intrinsic value of stock options exercised	$1,471	$3,195
Cash received from stock option exercises	1,537	3,170
Net income tax benefit from the exercises of stock options	500	1,155

Changes in stock options for the years ended December 31, 2007, 2006, and 2005 were as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value

2005:
Beginning balance	4,371
Granted	775	$13.13
Exercised	670	4.71
Forfeited/expired	188	9.83
Outstanding at December 31	4,288	10.67	7.4	$12,679
Exercisable	3,476	11.40	7.7	8,904

Weighted average fair value of options granted during year		$4.09

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$3.14

2006:
Beginning balance	4,288
Granted	105	$11.52
Exercised	455	7.48
Forfeited/expired	141	11.90
Outstanding at December 31	3,797	11.03	6.5	$20,615
Exercisable	3,433	11.11	6.5	18,605
Ending vested and expected to vest	3,788	11.03	6.5	20,568

Weighted average fair value of options granted during year		$5.58

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$0.68

2007:
Beginning balance	3,797
Granted	426	$12.14
Exercised	203	6.40
Forfeited/expired	69	14.27
Outstanding at December 31	3,951	11.34	5.7	$13,754
Exercisable	3,353	11.28	5.7	12,405
Ending vested and expected to vest	3,908	11.33	5.6	13,669

Weighted average fair value of options granted during year		$6.34

Weighted average fair value of shares issued under Employee Stock Purchase Plan		$0.64

On November 17, 2004, the Company acquired all of the assets and assumed certain liabilities of MedSource Packaging Concepts LLC (“MedSource”), a privately-held Virginia corporation.  In connection with this acquisition the Company issued 100,000 warrants to MedSource at a fair value of approximately $323,170.  Changes in these warrants for the years ended December 31, 2007, 2006, and 2005, were as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value

2005:
Beginning balance	100
Outstanding at December 31	100	$10.13	3.9	$201
Exercisable	100	10.13	3.9	201

2006:
Beginning balance	100
Outstanding at December 31	100	$10.13	2.9	$571
Exercisable	100	10.13	2.9	571

2007:
Beginning balance	100
Outstanding at December 31	100	$10.13	1.9	$377
Exercisable	100	10.13	1.9	377

The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.07—$9.56	1,061	3.6	$5.27	1,061	$5.27
$9.74—$12.13	1,228	5.6	10.81	638	10.06
$12.14—$15.03	1,219	7.3	13.67	1,212	13.67
$15.12—$21.67	443	6.3	20.91	442	20.92

$2.07—$21.67	3,951	5.7	$11.34	3,353	$11.28

11.                               SEGMENT REPORTING AND FOREIGN OPERATIONS

We report sales in four product categories.  Listed below are the sales relating to these product categories for the years ended December 31, 2007, 2006 and 2005:

	Twelve Months Ended December 31,
	% Change	2007	% Change	2006	% Change	2005	2004
Stand-alone devices	12%	$62,417	19%	$55,824	8%	$46,900	$43,226
Custom kits & procedure trays	7%	60,013	15%	56,009	15%	48,740	42,533
Inflation devices	5%	59,595	9%	56,978	5%	52,319	49,672
Catheters	18%	25,743	17%	21,863	17%	18,626	15,967
Total	9%	$207,768	14%	$190,674	10%	$166,585	$151,398

During the years ended December 31, 2007, 2006, and 2005, the Company had foreign sales of approximately $64,869,000, $53,700,000, and $45,317,000 or approximately 31%, 28%, and 27%, respectively, of total sales, primarily in Japan, Germany, France and the United Kingdom.  Foreign sales are attributed based on location of the customer receiving the product.

The Company operates primarily in one segment in which it develops, manufactures and markets disposable medical products, principally for use in the diagnosis and treatment of cardiovascular disease. Major operations outside the United States include a manufacturing facility in Ireland, a distribution facility in The Netherlands, and sales subsidiaries in Europe. The following is a summary of how the Company managed and reported its worldwide operations for fiscal years 2007, 2006, and 2005 (in thousands):

	Sales to Unaffiliated Customers	Transfers Between Geographic Areas	Net Sales	Identifiable Assets

Year ended December 31, 2007:
United States, Canada and international distributors	$169,704	$2,491	$172,195	$159,491
Europe direct and European distributors	38,064	16,487	54,551	40,929
Eliminations		(18,978)	(18,978)

Consolidated	$207,768	$—	$207,768	$200,420

Year ended December 31, 2006:
United States, Canada and international distributors	$158,488	$2,423	$160,911	$147,134
Europe direct and European distributors	32,186	16,421	48,607	35,534
Eliminations		(18,844)	(18,844)

Consolidated	$190,674	$—	$190,674	$182,668

Year ended December 31, 2005:
United States, Canada and international distributors	$139,178	$2,148	$141,326	$135,508
Europe direct and European distributors	27,407	14,549	41,956	26,739
Eliminations		(16,697)	(16,697)

Consolidated	$166,585	$—	$166,585	$162,247

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

Following is a summary of the Company’s long-lived assets by geographic area (in thousands):

	2007	2006

United States	$76,880	$74,093
Ireland	16,826	14,792
Other foreign countries	5,990	3,498

Total	$99,696	$92,383

12.                               ROYALTY AGREEMENTS

Pursuant to a 1992 settlement agreement, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company a nonexclusive right and license to manufacture and sell products which are subject to the patents issued to the Licensor. The license agreement will terminate upon the expiration or invalidation of the last related patents, which will expire in August 2008. For the rights and license granted under the agreement, the Company paid the Licensor a nonrefundable prepaid royalty in the amount of $600,000. In addition to the prepaid royalty, the Company agreed to pay the Licensor a continuing royalty of 5.75% of sales (which will not exceed $450,000 for any calendar year) made in the United States, of products covered by the license agreement. Royalties of $450,000 was paid or accrued in each of the years ended December 31, 2007, 2006, and 2005.

During 2002, the Company entered into a license agreement with another medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 5% of net sales, with annual minimum royalty payments of $62,500 for calendar year 2003 and $75,000 per year for calendar year 2004 through 2005. During the years ended December 31, 2007 and 2006, the Company paid or accrued a royalty of 5% of net sales of approximately $9,000 and $15,000, respectively, under this license agreement.

During 2006, in connection with the purchase of the Futura® safety scalpel device from Hypoguard, the Company acquired a license agreement with a medical product manufacturer (the “Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license to manufacture and sell products which are subject to the patents issued to the Licensor. For the rights and license granted under the agreement, the Company agreed to pay the Licensor a royalty of 4% of net sales, with annual minimum royalty payments of $144,000 for calendar year 2007 through 2014, and $108,000 for 2015. During the years ended December 31, 2007 and 2006, the Company paid or accrued a royalty of $144,000 and $108,000, respectively, under this license agreement.

During 2007, in connection with the purchase of the ProGuide™ chronic dialysis catheter from Datacope, the Company entered into running royalty agreement as partial consideration of the assignment of acquired intellectual property to the Company. Under this agreement the Company agreed to pay Datascope a royalty of 5% of net sales, with annual minimum royalty payments of $50,000 for calendar years 2008 through 2013. During 2007 the Company paid or accrued a royalty of $42,000 under this agreement.

13.                               EMPLOYEE BENEFIT PLANS

The Company has a contributory 401(k) savings and profit sharing plan (the “Plan”) covering all U.S. full-time employees who are at least 18 years of age. The Plan has a 90 day minimum service requirement. The Company may contribute at its discretion matching contributions based on the employees’ compensation. Contributions made by the Company to the Plan for the years ended December 31, 2007, 2006, and 2005, totaled approximately $510,000, $845,000, and $698,000, respectively. The Company has defined contribution plans covering some of our foreign employees. The Company contributes 3-36% for certain non-management employees, 10-36% for certain management employees and 48% for an executive employee. Contributions made to these plans for the years ended December 31, 2007, 2006, and 2005, totaled approximately $635,000, $389,000 and $172,000, respectively.

14.                               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2007, 2006, and 2005, is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Net sales	$51,030	$51,811	$50,584	$54,343
Gross profit	18,858	19,536	19,783	21,614
Income from operations	4,479	5,471	6,086	6,934
Income tax expense	1,598	1,937	1,891	2,385
Net income	2,969	3,596	4,295	4,728
Basic earnings per common share	0.11	0.13	0.16	0.17
Diluted earnings per common share	0.10	0.13	0.15	0.17

2006
Net sales	$45,040	$48,121	$46,697	$50,816
Gross profit	17,050	18,996	18,068	18,964
Income from operations*	3,705	5,476	5,136	4,693
Income tax expense	1,351	1,951	1,900	1,681
Net income	2,401	3,522	3,325	3,053
Basic earnings per common share	0.09	0.13	0.12	0.11
Diluted earnings per common share	0.09	0.13	0.12	0.11

2005
Net sales	$40,274	$42,405	$41,224	$42,682
Gross profit	17,461	18,260	16,802	16,569
Income from operations	6,207	7,187	5,004	5,123
Income tax expense	2,294	2,629	1,763	1,436
Net income	4,074	4,681	3,327	3,696
Basic earnings per common share	0.15	0.18	0.12	0.14
Diluted earnings per common share	0.15	0.17	0.12	0.13

*Income from operations was adjusted in the first quarter of 2006, from what was reported, as the result of the reclassification of losses on disposal of assets from other income (expense) to selling, general and administrative expense.

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

15.                               SUBSEQUENT EVENT

On January 31, 2008, Merit finalized a definitive asset purchase and supply agreement to acquire cardiac and peripheral catheter platform assets from Micrus Endovascular. The total purchase value was for $3 million with $1.5 million being paid on the transaction date and the remainder to be paid over time.

SUPPLEMENTARY FINANCIAL DATA

The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 14 to the consolidated financial statements of the Company set forth above.

Item 9.                                                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                                           Controls and Procedures.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

•                  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on those criteria and management’s assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent registered public accountants have also issued an audit report on the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems, Inc.

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment - SFAS No. 123(R) and Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 10, 2008

Item 9B.                                           Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

These items are incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for May 21, 2008. We anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.               Exhibit and Financial Statement Schedules.

(a)           Documents filed as part of this report:

                                           (1)  Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

                        —            Report of Independent Registered Public Accounting Firm — Internal Control

                        —            Report of Independent Registered Public Accounting Firm — Financial Statements

                        —            Consolidated Balance Sheets as of December 31, 2007 and 2006

                        —            Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

                        —            Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006

                                        and 2005

                        —            Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

                        —            Notes to Consolidated Financial Statements

                                                                   (2)  Financial Statement Schedule

                                                     —          Schedule II - Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs Expenses (a)	Deduction (b)	Balance at End of Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2005	(729)	(83)	45	(767)
2006	(767)	(154)	361	(560)
2007	(560)	(19)	82	(497)

(a)  The Company records a bad debt provision based upon historical experience and a review of individual customer balances.

(b)  When an individual customer balance becomes impaired and is deemed uncollectible a deduction is made against the allowance for uncollectible accounts.

Description	Balance at Beginning of Year	Additions Charged to Costs Expenses (c)	Deductions(d)	Balance at End of Year

RESERVE FOR INVENTORY OBSOLESCENCE:

2005	(2,309)	(139)	740	(1,708)
2006	(1,708)	(1,074)	677	(2,105)
2007	(2,105)	(1,416)	1,186	(2,335)

(c)  The Company writes down its inventory for estimated obsolescence for ummarketable and/or slow moving products that may expire prior to being sold.

(d)  When a previously reserved for inventory item is either disposed of or sold the Company records a deduction to its reserve for obsolescence inventory.

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(b)             none

(c)             Exhibits:

The following exhibits required by Item 601 of Regulation S—K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.
3.1	Articles of Incorporation of the Company, as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]

3.2	Bylaws of the Company*	[Form S—18 filed October 19, 1989, Exhibit No. 2]

3.3	Amended and Restated Bylaws of Merit Medical Systems, Inc.*	[Form 10-Q filed November 8, 2007, Exhibit No. 3.3]

4	Specimen Certificate of the Company’s Common Stock, no par value*	[Form S—18 filed October 19, 1989, Exhibit No. 10]

4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]

4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]

4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]

4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]

10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*	[Form 10-Q filed August 14, 1996, Exhibit No. 2]

10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991*	[Form S—1 filed February 14, 1992, Exhibit No. 8]

10.3	License Agreement, dated April 8, 1992 between the Company and Utah Medical Products, Inc.*	[Form S—1 filed February 14, 1992, Exhibit No. 5]

10.4	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10—K for year ended December 31, 1994, Exhibit No. 10.4]

10.8	Employment agreement between the Company and Fred P. Lampropoulos*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.8]

10.9	Employment agreement between the Company and Kent W. Stanger*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.9]

10.10	Employment agreement between the Company and B. Leigh Weintraub*	[Form 10-K for year ended December 31, 2002, Exhibit No. 10.10]

10.12	Amended and Restated Deferred Compensation plan*	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]

10.13	Purchase agreement dated November 17, 2004 between the Company and MedSource Packaging Concepts LLC*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.13]

10.16	Severance Agreement between the company and B. Leigh Weintraub*	[Form 10-K for year ended December 31, 2006, Exhibit No. 10.16]

10.17	Unsecured Loan Agreement with Bank of America, N.A.*	[Form 8-K filed December 7, 2006, Exhibit 10.1]

10.18	Seventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*	[Form 10-K for year ended December 31, 2006, Exhibit No. 10.18]

10.19	Stock Purchase Agreement by and between Merit Medical Systems, Inc. and Sheen Man Co. LTD, dated April 1, 2007*	[Form 10-Q filed May 9, 2007, Exhibit No. 10.19]

10.20	Eighth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan	Filed herewith

10.21	Ninth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan	Filed herewith

10.22	Tenth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan	Filed herewith

21	Subsidiaries Of Merit Medical Systems, Inc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

*    These exhibits are incorporated herein by reference.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2008.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2008. In addition, each person whose signature to this report appears below hereby constitutes and appoints Fred P. Lampropoulos and Kent W. Stanger, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos	(Principal executive officer)

/s/: KENT W. STANGER	Chief Financial Officer, Secretary, Treasurer and Director (Principal financial and accounting officer)
Kent W. Stanger

/s/: RICHARD W. EDELMAN	Director
Richard W. Edelman

/s/: REX C. BEAN	Director
Rex C. Bean

/s/: JAMES J. ELLIS	Director
James J. Ellis

/s/: MICHAEL E. STILLABOWER	Director
Michael E. Stillabower

/s/: FRANKLIN J. MILLER	Director
Franklin J. Miller