Form 10-Q
period 2008-03-31
MERIT MEDICAL SYSTEMS INC
filed 2008-05-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2008.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number                      0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,600,139
Title or class	Number of Shares
Outstanding at May 5, 2008

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,757	$17,574
Trade receivables - net of allowances of $511 and $497, respectively	25,391	26,619
Employee receivables	161	144
Other receivables	929	1,140
Inventories	34,623	34,106
Prepaid expenses and other assets	1,072	1,297
Deferred income tax assets	2,087	811
Income tax refunds receivable	418	297

Total current assets	88,438	81,988

PROPERTY AND EQUIPMENT:
Land and land improvements	7,977	7,977
Building	43,241	43,147
Manufacturing equipment	64,487	61,448
Furniture and fixtures	17,322	17,110
Leasehold improvements	9,902	9,870
Construction-in-progress	10,619	10,680

Total	153,548	150,232
Less accumulated depreciation and amortization	(52,813)	(50,536)

Property and equipment—net	100,735	99,696

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $2,396 and $2,171, respectively	6,610	6,163
Goodwill	11,651	9,527
Other assets	2,911	2,964
Deferred income tax assets	336	4
Deposits	78	78

Total other assets	21,586	18,736

TOTAL ASSETS	$210,759	$200,420

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,246	$10,275
Other payables	1,500
Accrued expenses	9,821	9,492
Advances from employees	261	267
Liabilities related to unrecognized tax positions		1,023
Income taxes payable	2,334	737

Total current liabilities	25,162	21,794

DEFERRED INCOME TAX LIABILITIES	6,533	6,082

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,588	2,588

DEFERRED COMPENSATION PAYABLE	3,048	3,063

DEFERRED CREDITS	2,078	2,105

OTHER LONG-TERM OBLIGATION	389	420

Total liabilities	39,798	36,052

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2008, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,589 and 27,413 shares issued at March 31, 2008 and December 31 2007, respectively	54,564	52,477
Retained earnings	116,264	111,947
Accumulated other comprehensive income (loss)	133	(56)

Total stockholders’ equity	170,961	164,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,759	$200,420

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 2008 AND 2007

(In thousands, except earnings per share and unaudited)

	Three Months Ended
	March 31,
	2008	2007

NET SALES	$53,553	$51,030

COST OF SALES	31,961	32,172

GROSS PROFIT	21,592	18,858

OPERATING EXPENSES:
Selling, general, and administrative	13,072	12,015
Research and development	1,916	2,364

Total operating expenses	14,988	14,379

INCOME FROM OPERATIONS	6,604	4,479

OTHER INCOME (EXPENSE):
Interest income	150	89
Other (expense)	(5)	(1)

Other income - net	145	88

INCOME BEFORE INCOME TAXES	6,749	4,567

INCOME TAX EXPENSE	2,432	1,598

NET INCOME	$4,317	$2,969

EARNINGS PER COMMON SHARE:
Basic	$.16	$.11
Diluted	$.15	$.10

AVERAGE COMMON SHARES:
Basic	27,495	27,653
Diluted	28,301	28,617

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands and unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,317	$2,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,565	2,243
Losses on sales and/or abandonment of equipment	4	70
Write-off of certain patents and trademarks	40
Amortization of deferred credits	(27)	(37)
Deferred income taxes	(1,044)	(119)
Tax benefit attributable to appreciation of common stock options exercised	(263)	(132)
Stock-based compensation	98	147
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	1,505	(191)
Employee receivables	(13)	11
Other receivables	253	(289)
Income tax refunds receivable	(98)	3
Inventories	(355)	408
Prepaid expenses and other assets	233	(207)
Deposits		6
Trade payables	1,392	(740)
Accrued expenses	209	199
Advances from employees	(14)	(14)
Income taxes payable	1,855	1,331
Liabilities related to unrecognized tax positions	(1,023)	163
Other long-term obligations	(31)	(27)

Total adjustments	5,286	2,825

Net cash provided by operating activities	9,603	5,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(4,060)	(3,433)
Patents and trademarks	(45)	(49)
Decrease/(increase) in cash surrender value of life insurance contracts	52	(174)
Proceeds from the sales of equipment	2	5
Cash paid in acquisitions	(1,500)	(3,299)

Net cash used in investing activities	(5,551)	(6,950)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands and unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,725	$664
(Decrease)/Increase in deferred compensation payable	(15)	81
Excess tax benefits from stock-based compensation	263	132

Net cash provided by financing activities	1,973	877

EFFECT OF EXCHANGE RATES ON CASH	158	86

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,183	(193)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,574	9,838

End of period	$23,757	$9,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$2	$3

Income taxes	$2,876	$218

Adoption of FIN 48		$610

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation, a Delaware corporation (“Micrus”), to purchase three catheter platforms for $3.0 million dollars.  We paid Micrus $1.5 million in January 2008 and have accrued an additional $1.5 million in other payables, which is payable within one year from the closing date.  We have also accrued $6,000 in acquisition costs.   The purchase price was preliminarily allocated to inventory for $161,745, other intangibles (customer relationships) for $320,000, developed technology for $370,000, a covenant not to compete for $30,000, and goodwill for $2,124,255, which is subject to change upon completion of our final asset valuation.

Fair value of assets acquired (including goodwill of $2,124,255)	$3,006,000
Cash paid	(1,500,000)
Accrued purchase price	(1,506,000)

Liabilities assumed	None

See notes to consolidated financial statements.

During the first quarter of 2007, we acquired other intangibles (Customer Relationships) of Medrad, a Swedish Company, in a purchase transaction for $124,036.  The purchase price was allocated to other intangibles  (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

During the first quarter of 2007, we entered into a distribution agreement with Milamy Partners LLC, a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their Kanguru Abdominal Retraction System in the vascular lab markets for $350,000. As a part of the distribution agreement, we received a customer list for the distribution agreements terminated by Milamy for their domestic and International Sales to vascular labs.  The purchase price was preliminarily allocated to other intangibles (Customer Relationships) for $350,000.

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2008 and 2007 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2008, and our results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories.  Inventories are stated at the lower of cost or market.  Inventories at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Finished goods	$14,499	$17,090
Work-in-process	5,315	3,335
Raw materials	14,809	13,681

Total	$34,623	$34,106

3.  Reporting Comprehensive Income.  Comprehensive income for the three months ended March 31, 2008 and 2007 consisted of net income and foreign currency translation adjustments.  As of March 31, 2008 and December 31, 2007, the cumulative effect of such adjustments increased/(decreased) stockholders’ equity by $132,581 and  ($56,213), respectively.  Comprehensive income for the three-month periods ended March 31, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,317	$2,969
Foreign currency translation	189	12
Comprehensive income	$4,506	$2,981

4. Stock-based Compensation.  No stock awards were granted during the three-month periods ended March 31, 2008 and 2007.    Stock-based compensation expense for the three-month periods ended March 31, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Cost of goods sold	$(38)	$14
Research and development	—	5
Selling, general and administrative	136	128
Stock-based compensation	$98	$147

The income tax benefit created from the exercises of stock options was $263,000 and $132,000 for the three-months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total remaining unrecognized compensation cost related to stock options, net of forfeitures, was approximately $2.3 million and is expected to be recognized over a weighted average period of 3.75 years.

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted-average shares outstanding used for calculation of net income per share-basic	27,495	27,653

Common stock equivalents	806	964

Total shares used for calculation of net income per share-diluted	28,301	28,617

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive	859	1,008

6. Acquisitions.  On January 29, 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation, a Delaware Corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid $1.5 million in January 2008 and have accrued an additional $1.5 million in other payables, which is payable within one year from the closing date.  We have also accrued $6,000 in acquisition costs.   The purchase price was preliminarily allocated to inventory for $161,745, other intangibles (customer relationships) for $320,000, developed technology for $370,000, a covenant not to compete for $30,000 and goodwill for $2,124,255.  Customer relationships will be amortized on an accelerated basis over 14 years, developed technology over 15 years and a covenant not to compete over 5 years.  We believe our acquisition  of these Micrus products will help broaden our catheter offering within cardiology and radiology.

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

Updated purchase price allocations for our 2007 Acquisitions can be reviewed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

7. Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value  Measurements.”

This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for  derivatives  and other  financial instruments   measured  at  fair  value  under  Statement  133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted all requirements of SFAS 157 on January 1, 2008, except those that related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which will be adopted on January 1, 2009, as allowed under FASB Staff Position (“FSP”) 157-2. See Note 9 for further information on the impact of this standard to our financial assets and liabilities. We are currently reviewing the requirements of FSP 157-2, and at this point in time, have not determined what impact, if any, FSP 157-2 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS” 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 effective January 1, 2008, and elected not to fair value financial instruments and certain other items under this statement. Therefore, the adoption of this statement did not impact our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal year beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment.  SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R.  SAB 110 is effective for stock options granted after December 31, 2007.  We have determined that we have sufficient employee exercise behavior to estimate an expected term for a stock option grant and have elected not to use the simplified method under the provisions of SAB 110.

In December 2007, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires additional disclosures related to how and why an entity uses derivative instruments and hedges, as well as how derivative instruments and hedges are accounted for in an entity’s financial statements.  SFAS 161 is effective for the financial statements issued for fiscal year beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

8.  Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2008 and 2007 was 36.0% and 35.0%, respectively, which resulted in a provision for income taxes of $2.4 million and $1.6 million, respectively.  The increase in the effective tax rate was primarily related to the lapse of the federal research and development tax credit for 2008 and a decrease in the benefit from permanent tax benefits based on higher than anticipated earnings for the year ended December 31, 2008, when compared to the prior year

During the first quarter of 2008 we settled two open audits with the Internal Revenue Service (“IRS”) related to certain temporary deductions.  As result of these settlements we paid an additional $2.2 million on our 2007 federal and state extension payments.  The reversal of these temporary differences and the payment of the additional taxes did not have a material impact on our financial statements for the first quarter of 2008, as the income tax liabilities had already been recognized in our financial statements.   Of the amounts paid, $1.0 million was classified as a current liability related to unrecognized tax positions on the December 31, 2007 balance sheet.

9.  Fair Value Measurements.  We adopted SFAS No. 157 “Fair Value Measurements” (as impacted by SFAS 157-2) on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.    SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market date.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Commerical paper (1)	$16,174		$16,174
Deferred compensation assets (2)	2,911		2,911
Derivative liabilities (3)	2,167		2,167

(1)

The fair value of the commercial paper is based on a fixed income approach over a straight-line basis. In the event a transaction is observed on the same security in the market place, the price is adjusted to reflect the quoted market price.

(2)

The deferred compensation assets are structured in a RABBI trust. The investments assets of the RABBI trust are valued based upon unit values multiplied by the number of units held. The unit value is based upon the asset’s net asset value adjusted for some administrative fees.

(3)

The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount we estimate we would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

During the quarter ended March 31, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 7, the aspects of SFAS 157 for which the effective date for us was deferred under FSP 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended March 31, 2008, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 6.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, market acceptance of our products, product introductions, potential product recalls, delays in obtaining regulatory approvals, or the failure to maintain such approvals, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new products and technology that could render our products obsolete, product liability claims, modification or limitation of governmental or private insurance reimbursement procedures, infringement of our technology or the assertion that our technology infringes the rights of other parties, foreign currency fluctuations, challenges associated with our growth strategy, changes in healthcare markets related to healthcare reform initiatives, and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

For the quarter ended March 31, 2008, we reported revenues of $53.6 million, up 5% from the three months ended March 31, 2007.

Gross profit as a percentage of sales was up to 40.3% for the first quarter of 2008, compared to 37.0% for the first quarter of 2007. This improvement can be attributed primarily to increased productivity coming from an 18% reduction in manufacturing headcount, lower unit costs for products built in Mexico and production automation, product mix improvement and some customer price increases.  We completed the transfer of two product lines to a contract manufacturer in Mexico during the first quarter of 2008, and we will continue to evaluate other opportunities to outsource product lines moves when appropriate.  We believe these transfers will help to reduce our direct labor cost per unit upon completion of each move and free up manufacturing support costs that can be reduced or applied to support new products.  During 2008, we intend to continue to work to develop manufacturing efficiencies, and focus our sales effort on a product mix with higher margins, including the introduction of several new high margin products.

Net income increased for the three months ended March 31, 2008 to $4.3 million, compared to $3.0 million for the prior year period, an increase of 45%.  When compared to the prior year period, net income for the quarter ended March 31, 2008 was primarily affected by higher sales and gross margins.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2008:

	March 31,
	2008	2007
Sales	100.0%	100.0%
Gross profit	40.3	37.0
Selling, general and administrative expenses	24.4	23.5
Research and development expenses	3.6	4.6
Income from operations	12.3	8.8
Other income	0.3	0.2
Net income	8.1	5.8

Sales.  Sales for the three months ended March 31, 2008 increased by 5%, or approximately $2.5 million, compared to the same period of 2007.    We report sales in four product categories.  Listed below are the sales relating to these product categories for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	% Change	2008	2007
Stand-alone devices	6%	$15,951	$15,107
Custom kits and procedure trays	0%	15,766	15,703
Inflation devices	7%	14,921	13,971
Catheters	11%	6,915	6,249
Total	5%	$53,553	$51,030

The sales growth of 5% for the first quarter of 2008, when compared to the comparable period of the prior year, was favorably affected by an increase in the sale of inflation devices, an increase in stand-alone devices  (contrast transfer sets, tubing and maps) and an increase in the exchange rate between our foreign currencies (primarily the Euro) and the U.S. Dollar, which increased sales by 1.3%.

Gross Profit.  Gross profit as a percentage of sales increased to 40.3% for the first quarter of 2008, compared to 37.0% of sales for the comparable period. This increase can be attributed primarily to increased productivity coming from an 18% reduction in manufacturing headcount, lower unit costs for products built in Mexico and production automation, product mix improvement and some customer price increases.

Operating Expenses.  Selling, general and administrative expenses increased to 24.4% of sales for the three months ended March 31, 2008, compared with 23.5% of sales for the three months ended March 31, 2007.  The increase  in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2008, when compared to the first three months of 2007, was due primarily to management and sales bonuses earned for meeting first quarter objectives, higher legal costs for acquisitions and maintenance on patents and trademarks, higher sales meeting expenses, increased national account administration fees, and additional intangible amortization costs related to acquisitions completed in 2007 and the first quarter of 2008.   Research and development expenses decreased to 3.6% of sales for the three months ended March 31, 2008, compared to 4.6% of sales for three months ended March 31 2007.  The decrease in research and development expenses as a percentage of sales for the first quarter of 2008, when compared to the first quarter of 2007, was due to headcount reductions made in the second half of 2007.

Other Income.  Other income for the first quarter of 2008 was approximately $145,000, compared to approximately $88,000 for the same period in 2007.  This increase in other income during the first quarter of 2008, when compared to the comparable period in 2007, was primarily the result of an increase in interest income as the result of a higher average cash balance for the quarter ended March 31, 2008, when compared to the same period of 2007.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2008 and 2007 was 36.0% and 35.0%, respectively, which resulted in a provision for income taxes of $2.4 million and $1.6 million, respectively.  The increase in the effective tax rate was primarily related to the lapse of the federal research and development tax credit for 2008 and a decrease in the benefit from permanent tax benefits based on higher anticipated earnings for the year ended December 31, 2008, when compared to the prior year period.

Income.  During the first quarter of 2008, we reported income from operations of $6.6 million, an increase of 47% from $4.5 million for the comparable period in 2007.  When compared to the comparable period of 2007, income from operations for the quarter ended March 31, 2008 was primarily affected by higher sales and gross margins, partially offset by a higher effective income tax rate. These factor also contributed to increased net income of $4.3 million, an increase of 45%, for the three months ended March 31, 2008, when compared to net income of $3.0 million for the same period of 2007.

Liquidity and Capital Resources

Our working capital as of March 31, 2008 and December 31, 2007 was $63.0 million and $60.2 million, respectively.  The increase in working capital was primarily the result of an increase in cash, which resulted from a strong cash flow from operations as well as the issuance of common stock related to employee stock option exercises.   As of March 31, 2008, we had a current ratio of 3.5 to 1. On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30,000,000, expiring on December 7, 2010. In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1,000,000. We had $0 outstanding under our lines of credit at March 31, 2008.  We generated cash from operations for the three months ended March 31, 2008, in the amount of $9.9 million.

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

Inventory Obsolescence Reserve.  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management,  additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow-moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.5 million as of March 31, 2008.

Allowance for Doubtful Accounts.  A majority of our receivables are due from hospitals which, over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances, we have written off minimal bad debts as the result of the termination of foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $511,162 at March 31, 2008, which is consistent with historical collection experience.

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

Income Taxes. We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in the U.S. Dollar, our principal currency.  A portion of our revenues ($7.0 million, representing approximately 13.0% of aggregate revenues), for the quarter ended March 31, 2008 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchange rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended March 31, 2008, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $701,000 and 0.038% in gross profit.

At March 31, 2008, we had a net exposure representing the difference between Euro and GBP denominated receivables and Euros and GBPs denominated payables of approximately 854,000 and 289,000, respectively.  In order to partially offset such risks, at February 29, 2008, we entered into a 30-day forward contract for Euro and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the quarter ended March 31, 2008 we recorded a net loss of approximately $10,000 on these transactions executed during the quarter ended March 31, 2008, in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of March 31, 2008, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4:   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of March 31, 2008, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 9, 2008	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	May 9, 2008	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER