Form 10-Q
period 2008-06-30
MERIT MEDICAL SYSTEMS INC
filed 2008-08-01
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,873,893
Title or class	Number of Shares
Outstanding at July 29, 2008

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,756	$17,574
Trade receivables - net of allowances of $515 and $497, respectively	25,212	26,619
Employee receivables	130	144
Other receivables	800	1,140
Inventories	36,274	34,106
Prepaid expenses and other assets	1,655	1,297
Deferred income tax assets	2,087	811
Income tax refunds receivable	350	297

Total current assets	93,264	81,988

PROPERTY AND EQUIPMENT:
Land and land improvements	7,977	7,977
Building	49,125	43,147
Manufacturing equipment	65,708	61,448
Furniture and fixtures	17,811	17,110
Leasehold improvements	9,941	9,870
Construction-in-progress	6,692	10,680

Total	157,254	150,232
Less accumulated depreciation and amortization	(54,659)	(50,536)

Property and equipment—net	102,595	99,696

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $2,671 and $2,171, respectively	6,429	6,163
Goodwill	11,680	9,527
Deferred compensation assets	3,053	2,964
Deferred income tax assets	336	4
Deposits	78	78

Total other assets	21,576	18,736

TOTAL ASSETS	$217,435	$200,420

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,709	$10,275
Other payables	1,500
Accrued expenses	10,856	9,492
Advances from employees	341	267
Liabilities related to unrecognized tax positions		1,023
Income taxes payable	846	737

Total current liabilities	25,252	21,794

DEFERRED INCOME TAX LIABILITIES	6,511	6,082

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,588	2,588

DEFERRED COMPENSATION PAYABLE	3,207	3,063

DEFERRED CREDITS	2,052	2,105

OTHER LONG-TERM OBLIGATIONS	371	420

Total liabilities	39,981	36,052

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2008, no shares issued
Common stock—no par value; 50,000 shares authorized; 27,635 and 27,413 shares issued at June 30, 2008 and December 31 2007, respectively	55,272	52,477
Retained earnings	122,082	111,947
Accumulated other comprehensive income (loss)	100	(56)

Total stockholders’ equity	177,454	164,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,435	$200,420

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$57,441	$51,811	$110,994	$102,841

COST OF SALES	32,939	32,275	64,900	64,447

GROSS PROFIT	24,502	19,536	46,094	38,394

OPERATING EXPENSES:
Selling, general, and administrative	12,839	11,858	25,911	23,873
Research and development	2,654	2,207	4,570	4,571

Total operating expenses	15,493	14,065	30,481	28,444

INCOME FROM OPERATIONS	9,009	5,471	15,613	9,950

OTHER INCOME (EXPENSE):
Interest income	162	63	312	152
Other (expense)	(16)	(1)	(21)	(2)

Other income - net	146	62	291	150

INCOME BEFORE INCOME TAXES	9,155	5,533	15,904	10,100

INCOME TAX EXPENSE	3,337	1,937	5,769	3,535

NET INCOME	$5,818	$3,596	$10,135	$6,565

EARNINGS PER COMMON SHARE:
Basic	$.21	$.13	$.37	$.24
Diluted	$.21	$.13	$.36	$.23

AVERAGE COMMON SHARES:
Basic	27,603	27,727	27,547	27,690
Diluted	28,325	28,480	28,311	28,549

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands and unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,135	$6,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,113	4,540
Losses on sales and/or abandonment of equipment	209	70
Write-off of a certain patent and license agreement	77	35
Amortization of deferred credits	(53)	(73)
Deferred income taxes	(1,277)	497
Stock-based compensation	337	396
Tax benefit attributable to appreciation of common stock options exercised	(310)	(178)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	1,664	831
Employee receivables	18	58
Other receivables	377	(563)
Inventories	(2,006)	996
Prepaid expenses and other assets	(347)	(666)
Income tax refund receivable	(38)	(103)
Deposits		6
Trade payables	1,301	(1,703)
Accrued expenses	1,254	1,288
Advances from employees	66	64
Income taxes payable	411	954
Liabilities related to unrecognized tax positions	(1,023)	329
Other long-term obligations	(49)	93

Total adjustments	5,724	6,871

Net cash provided by operating activities	15,859	13,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(7,931)	(7,426)
Patents and trademarks	(139)	(58)
Increase in deferred compensation assets	(90)	(265)
Proceeds from the sale of equipment	25	9
Cash paid in acquisitions	(1,509)	(3,479)

Net cash used in investing activities	(9,644)	(11,219)

See notes to consolidated financial statements.

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$2,148	$993
Common stock repurchased and retired		(4,206)
Increase in deferred compensation payable	144	153
Excess tax benefits from stock-based compensation	310	178

Net cash provided by (used by) financing activities	2,602	(2,882)

EFFECT OF EXCHANGE RATES ON CASH	365	108

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,182	(557)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,574	9,838

End of period	$26,756	$9,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$5	$4

Income taxes	$7,609	$1,852

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation (“Micrus”), to a Delaware corporation purchase three catheter platforms for $3.0 million dollars. We paid Micrus $1.5 million in January 2008 and have accrued an additional $1.5 million in other payables, which is payable within one year from the closing date. We have paid $9,300 in acquisitions costs and have accrued an additional $3,000. The purchase price was preliminarily allocated to inventory for $161,745, other intangibles (customer relationships) for $320,000, developed technology for $370,000, a covenant not to compete for $30,000, and goodwill for $2,130,555.

Fair value of assets acquired (including goodwill of $2,130,555)	$3,012,300
Cash paid	(1,509,300)
Accrued purchase price	(1,503,000)

Liabilities assumed	None

See notes to consolidated financial statements.

During the six months ended June 30, 2007, we acquired other intangibles (Customer Relationships) of Medrad, a Swedish Company, in a purchase transaction for $124,036. The purchase price was allocated to other intangibles (Customer Relationships) for $124,036.

Fair value of assets acquired	$124,036
Cash paid	(124,036)

Liabilities assumed	None

During the six months ended June 30, 2007, we entered into a distribution agreement with Milamy Partners LLC (“Milmay”), a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their Kanguru Abdominal Retraction System in the vascular lab markets for $350,000. As a part of the distribution agreement, we received a customer list for the distribution agreements terminated by Milamy for their domestic and international sales to vascular labs. The purchase price was preliminarily allocated to other intangibles (customer relationships) for $350,000.

Fair value of assets acquired	$350,000
Cash paid	(350,000)

Liabilities assumed	None

During the six months ended June 30, 2007, we entered into an asset purchase agreement with Datascope Corporation, a New Jersey corporation, to purchase its ProGuide™ catheter in a purchase transaction for $3,284,681, including future minimum royalty payments of $279,181. In connection with this agreement we acquired assets, inventory, a customer list, patents and a trademark. The purchase price was allocated to fixed assets for $50,844, inventory for $806,507, a customer list for $230,000, patents for $480,000, a trademark for $130,000, a covenant not to compete for $60,000 and goodwill for $1,527,330.

Fair value of assets acquired (including goodwill of $1,527,330)	$3,284,681
Cash paid	(3,005,500)

Liabilities assumed	$(279,181)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2008 and 2007 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2008, and our results of operations and cash flows for the three and six-month periods ended June 30, 2008 and 2007. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Finished goods	$14,623	$17,090
Work-in-process	6,243	3,335
Raw materials	15,408	13,681

Total	$36,274	$34,106

3.   Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 consisted of net income and foreign currency translation adjustments.  As of June 30, 2008 and December 31, 2007, the cumulative effect of such adjustments increased/(decreased) stockholders’ equity by $100,500 and ($56,213) respectively.  Comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5,818	$3,596	$10,135	$6,565
Foreign currency translation	(33)	22	156	34
Comprehensive income	$5,785	$3,618	$10,291	$6,599

4.  Stock-based Compensation.  Stock-based compensation expense for the three and six-month periods ended June 30, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of goods sold	$35	$59	$(3)	$73
Research and development	10	24	10	29
Selling, general and administrative	194	166	330	294
Stock-based compensation	$239	$249	$337	$396

This stock-based compensation expense created a tax benefit of $47,000 and $310,000 for the three and six-month periods ended June 30, 2008, respectively, when compared to $46,000 and $178,000 for the three and six-month periods ended June 30, 2007, respectively.  As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.2 million and is expected to be recognized over a weighted average period of 4.38 years. During the six months ended June 30, 2008 and 2007, we granted 499,000 and 402,500 stock awards, respectively.  We use the Black-Scholes method to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Six Months
	Ended June 30,
	2008	2007
Risk-free interest rate	3.24-3.55%	5.00%
Expected option life	6-4.2	6
Expected price volatility	41.66-38.00%	47.80%

We estimate the average risk-free interest rate determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  We estimate the expected term of the stock options using the historical exercise behavior of employees.  We estimate the expected price volatility using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.

5.  Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding used for calculation of net income per share-basic	27,603	27,727	27,547	27,690

Common stock equivalents	722	753	764	859

Total shares used for calculation of net income per share-diluted	28,325	28,480	28,311	28,549

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	1,083	1,364	1,045	1,358

6.  Acquisitions.  On January 29, 2008, we entered into an asset purchase and supply agreement with Micrus, a Delaware corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid $1.5 million in January 2008 and have accrued an additional $1.5 million in other payables, which is payable within one year from the closing date.  We have paid $9,300 in acquisitions costs and have accrued an additional $3,000. The purchase price was preliminarily allocated to inventory for $161,745, other intangibles (customer relationships) for $320,000, developed technology for $370,000, a covenant not to compete for $30,000 and goodwill for $2,130,555.  Customer relationships will be amortized on an accelerated basis over 14 years, developed technology over 15 years and a covenant not to compete over 5 years.  We believe our acquisition of these Micrus products will help broaden our catheter offering to the cardiology and radiology markets.

On February 14, 2007, we terminated our exclusive sales distributor agreement with Medrad Sweden, and purchased the customer list and other information we believe will be necessary for us to conduct direct sales in Sweden.  The purchase price of $124,036 was allocated to other intangibles (customer relationships).  Customer relationships will be amortized on an accelerated basis over 5 years.

On February 2, 2007, we entered into a distribution agreement with Milamy, wherein we purchased the exclusive worldwide right to distribute the KanguruWeb® Abdominal Retraction System in vascular lab markets. Milamy terminated their current domestic and international distribution agreements and restricted their direct sales to non-vascular lab markets only.  We paid $350,000 for the exclusive worldwide distribution rights in vascular lab markets, which amount was allocated to other intangibles (customer relationships) and will be amortized over 3 years.  The KanguruWeb® Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

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

The final purchase price allocations for our 2007 acquisitions can be reviewed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

7.  Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for derivatives and other financial instruments measured at fair value under Statement 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted all requirements of SFAS 157 on January 1, 2008, except those that related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which will be adopted on January 1, 2009, as allowed under FASB Staff Position (“FSP”) 157-2. See Note 9 of these notes to consolidated financial statements for further information on the anticipated impact of this standard to our financial assets and liabilities. We are currently reviewing the requirements of FSP 157-2, and at this point in time, have not determined what impact, if any, FSP 157-2 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS” 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 effective January 1, 2008, and elected not to establish a fair value for our financial instruments and certain other items under this statement. Therefore, our adoption of this statement did not impact our financial statements during the three and six month periods ended June 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment.  SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R.  SAB 110 is effective for stock options granted after December 31, 2007.  We believe we have sufficient employee exercise behavior to estimate an expected term for our stock option grants and have elected not to use the simplified method under the provisions of SAB 110.

In December 2007, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires additional disclosures related to how and why an entity uses derivative instruments and hedges, as well as how derivative instruments and hedges are accounted for in an entity’s financial statements.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

8.  Income Taxes.  Our overall effective tax rate for the three months ended June 30, 2008 and 2007 was 36.5% and 35.0%, respectively.  Our overall effective tax rate for the six months ended June 30, 2008 and 2007 was 36.3% and 35.0%.  The increase in the effective tax rate was primarily related to the lapse of the federal research and development tax credit for 2008 and a decrease in the benefit from permanent tax benefits based on higher than anticipated earnings for the year ended December 31, 2008, when compared to the prior year.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Commerical paper (1)	$20,265		$20,265
Deferred compensation assets (2)	3,053		3,053
Derivative liabilities (3)	1,724		1,724

(1)   The fair value of the commercial paper is based on a fixed income approach over a straight-line basis.  In the event a transaction is observed on the same security in the market place, the price is adjusted to reflect the quoted market price.

(2)   The deferred compensation assets are structured in a RABBI trust under an insurance based deferred compensation plan.  The investments assets of the RABBI trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the asset’s net asset value adjusted for some administrative fees.

(3)         The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount we estimate we would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

During the quarter ended June 30, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 7 of the notes to our consolidated financial statements, the aspects of SFAS 157 for which the effective date for us was deferred under FSP 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended June 30, 2008, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 6 of the notes to our consolidated financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of our revenues among a few customers, products and/or procedures;  development of new products and technology that could render out products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement, changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

For the quarter ended June 30, 2008 we reported record revenues of $57.4 million, up 11% from the three months ended June 30, 2007 of $51.8 million.  Revenues for the six months ended June 30, 2008 were a record $111.0 million, compared with $102.8 million for the first six months of 2007, a gain of 8%.

Gross margins were 42.7% and 41.5% of sales for the three and six-month periods ended June 30, 2008, respectively, compared to 37.7% and 37.3% of sales for the three and six-month periods ended June 30, 2007, respectively.  This improvement can be attributed primarily to lower unit costs achieved through a reduction in manufacturing headcount, lower average fixed overhead unit costs through increased production as fixed costs are shared over an increased number of units.  Gross margins were also positively affected by some customer price increases, product mix improvement attributable primarily to the discontinuation in June of 2007 of lower margin kits sold to an OEM customer, lower unit costs for products built in Mexico and production automation.  During 2008, we intend to continue to work to develop manufacturing efficiencies, and focus our sales effort on a product mix with higher margins, including the introduction of several new high margin products.

Net income for the quarter ended June 30, 2008 was a record $5.8 million, up 62% to $0.21 per share, compared to $3.6 million, or $0.13 per share, for the comparable quarter of 2007.  Net income for the six-month period ended June 30, 2008 was $10.1 million, up 54% to $0.36 per share, compared to $6.6 million, or $0.23 per share, for the same period of 2007.  Net income for the three and six-month periods ended June 30, 2007 was positively affected by increased sales volumes and higher gross margins, and partially offset by higher effective income tax rates.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.7	37.7	41.5	37.3
Selling, general and administrative expenses	22.4	22.9	23.3	23.2
Research and development expenses	4.6	4.3	4.1	4.4
Income from operations	15.7	10.6	14.1	9.7
Other income	0.3	0.1	0.3	0.1
Net income	10.1	6.9	9.1	6.4

Sales.  Sales for the three months ended June 30, 2008 increased by 11%, or approximately $5.6 million, compared to the same period of 2007.   Sales for the six months ended June 30, 2008 increased by 8%, or approximately $8.2 million, compared to the same period of 2007.   We report sales in four product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% Change	2008	2007	% Change	2008	2007
Stand-alone devices	14%	$17,573	$15,415	10%	$33,523	$30,521
Custom kits and procedure trays	7%	16,610	15,530	4%	32,376	31,233
Inflation devices	8%	15,726	14,563	7%	30,647	28,534
Catheters	19%	7,532	6,303	15%	14,448	12,553
Total	11%	$57,441	$51,811	8%	$110,994	$102,841

The sales growth of 11% for the second quarter of 2008, and the sales growth of 8% for the six month-period ended June 30, 2008 when compared to the comparable periods of 2007, was favorably affected by increased sales of stand-alone devices (contrast transfer sets, tubing and hemostasis valves), inflation devices, catheters (particularly our Prelude®/™ sheath product line, Mini Access®/™ catheter product line, and Proguide™ Dialysis catheter line) and custom kits and procedure trays.   Sales for the three and six months ended June 30, 2008 were also favorably affected by an increase in the exchange rate between the foreign currencies (primarily the Euro) and the U.S. Dollar which increased by 1.4% for the three and six-month periods ended June 30, 2008, when compared to the prior year periods.

Gross Profit.  Gross margins were 42.7% and 41.5% of sales for the three and six-month periods ended June 30, 2008, respectively, compared to 37.7% and 37.3% of sales for the three and six-month periods ended June 30, 2007, respectively.  This improvement can be attributed primarily to lower unit costs achieved through a reduction in manufacturing headcount, lower average fixed overhead unit costs through increased production as fixed costs are shared over an increased number of units.  Gross margins were also positively affected by some customer price increases, product mix improvement attributable primarily to the discontinuation in June 2007 of lower margin kits sold to an OEM customer, lower unit costs for products built in Mexico and production automation.

Operating Expenses.  Selling, general and administrative expenses decreased to 22.4% of sales for the three months ended June 30, 2008, compared with 22.9% of sales for the three months ended June 30, 2007.   For the six months ended June 30, 2008, selling, general and administrative expenses increased to 23.3% compared with 23.2% of sales for the six months ended June 30, 2007.  Selling, general and administrative expenses increased 8% to $12.8 million for the three months ended June 30, 2008 from $11.9 million for the three months ended June 30, 2007.  Selling, general and administrative expenses increased 8% to $25.9 million for the six months ended June 30, 2008 from $23.9 million for the six months ended June 30, 2007.  These expense increases were primarily due to management and sales bonuses for meeting quarterly objectives, higher commissions commensurate with higher sales, increased national account administration fees and increased travel related expenses. Research and development expenses increased to 4.6% of sales for the three months ended June 30, 2008, compared with 4.3% of sales for the three months ended June 30, 2007.      Research and development expenses decreased to 4.1% as a percentage of sales for the six months ended June 30, 2008, compared to 4.4% of sales for the three months ended June 30, 2007.  Research and development expenses increased 20% to $2.7 million for the three months ended June 30, 2008 from $2.2 million for the three months ended June 30, 2007.  The increase in expenses related, in large part,  to the write-off of an unsuccessful product launch and sample costs associated with testing needed for regulatory approval of a new product.  Research and development expenses remained unchanged at $4.6 million for the six months ended June 30, 2008 and 2007.

Other Income (Expense).  Other income for the second quarter of 2008 was approximately $146,000, compared to other income of approximately $62,000 for the same period in 2007.  Other income for the six months ended June 30, 2008 was approximately $291,000, compared to other income of approximately $150,000 for the same period in 2007.  The net change in other income for the three and six-month periods ended June 30, 2008 when compared to the same periods in 2007 was primarily the result of an increase in interest income attributable to higher average cash balances, when compared to the same periods in 2007.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2008 was 36.5%, compared to 35.0% for the same period of 2007.  For the six months ended June 30, 2008, our effective tax rate was 36.3%, compared to 35.0% for the same period in 2007.  The increase in the effective tax rate for the three and six-month periods ended June 30, 2008, when compared to the comparable periods of 2007, was primarily related to the lapse of the federal research and development tax credit for 2008 and a decrease in the benefit from permanent tax benefits based on higher anticipated earnings for the year ended December 31, 2008, when compared to the year emded December 31, 2007.

Income.  During the second quarter of 2008, we reported income from operations of $9.0 million, an increase of 64% from $5.5 million for the comparable period in 2007.  For the six months ended June 30, 2008, we reported income from operations of $15.6 million, an increase of 57% from $10.0 million for the comparable period in 2007. When compared to the comparable periods of 2007, income from operations for the three and six-month periods ended June 30, 2008, was positively affected by increased sales volumes and higher gross margins.    These factors, offset by a slightly higher effective income tax rate contributed to higher net income of $5.8 and $10.1 million for the three and six-month periods ended June 30, 2008, respectively, compared to net income of $3.6 million and $6.6 million for the same periods of 2007.

Liquidity and Capital Resources

Our working capital as of June 30, 2008 and December 31, 2007 was $68.0 million and $60.2 million, respectively.  The increase in working capital was primarily the result of an increase in cash, which resulted from a strong cash flow from operations as well as the issuance of common stock related to employee stock option exercises.   As of June 30, 2008, we had a current ratio of 3.7 to 1. On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30,000,000, expiring on December 7, 2010. In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1,000,000. We had $0 outstanding under our lines of credit at June 30, 2008.  We generated cash from operations for the three months ended June 30, 2008, in the amount of $15.9 million.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for our current operations and for the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management,  additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow-moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.5 million as of June 30, 2008.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was $515,411 at June 30, 2008, which is consistent with historical collection experience.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in the U.S. Dollar, our principal currency.  A portion of our revenues ($6.8 million, representing approximately 11.8% of our aggregate revenues), for the quarter ended June 30, 2008 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offset risks associated with fluctuations of exchange rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended June 30, 2008, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $813,000 and 0.09% decrease in gross profit.

At June 30, 2008, we had a net exposure representing the difference between Euro and GBP-denominated receivables and Euros and GBPs denominated payables of approximately 630,000 and 201,000, respectively.  In order to partially offset such risks, at May 30, 2008, we entered into a 30-day forward contract for Euros and GBP.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the quarter ended June 30, 2008 we recorded a net loss of approximately $16,000 on these transactions executed during the quarter ended June 30, 2008, in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of June 30, 2008, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of June 30, 2008, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008 we held our 2008 Annual Meeting of Shareholders (the “Annual Meeting”) at which our shareholders considered and voted as follows on the items described below:

1.  The shareholders considered whether to elect the following persons as directors, each to serve for a term of three years, as indicated below, or until his respective successor shall have been duly elected and shall qualify:

	Votes
	Received	Withheld
James J. Ellis	18,287,007	7,152,942
Kent W. Stanger	23,128,917	2,311,032

In addition to the directors elected at the Annual Meeting, the terms of Fred P. Lampropoulos, Rex C. Bean, Richard W. Edelman, Michael E. Stillabower, M.D. and Franklin J. Miller, M.D. continue after the meeting.  The terms of Mr. Lampropoulos and Dr. Miller are scheduled to expire in 2009.  The terms of Mr. Bean, Mr. Edelman, and Dr. Stillabower are scheduled to expire in 2010.

2.   Our shareholders also considered a proposal to amend Article IV of the Company’s Articles of Incorporation, as amended, for the purpose of increasing the number of shares of authorized capital stock of the Company from 55,000,000 shares to 105,000,000 shares, of which 5,000,000 shares shall be shares of preferred stock, no par value, and 100,000,000 shares shall be shares of common stock, no par value.   There were 22,212,074 votes cast in favor of the proposal, 3,215,000 votes cast against the proposal, and 12,875 votes abstained.

3.  Our shareholders also considered a proposal to ratify the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2008.  There were 25,170,977 votes cast in favor of the proposal, 211,603 votes cast against the proposal, and 57,369 votes abstained.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	August 1, 2008	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	August 1, 2008	/s/ KENT W. STANGER
KENT W. STANGER
CHIEF FINANCIAL OFFICER