Form 10-Q
period 2008-09-30
MERIT MEDICAL SYSTEMS INC
filed 2008-11-06
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	28,055,816
Title or class	Number of Shares
Outstanding at November 4, 2008

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER  30, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,081	$17,574
Marketable securities	894
Trade receivables - net of allowances of $460 and $497, respectively	26,330	26,619
Employee receivables	118	144
Other receivables	706	1,140
Inventories	38,399	34,106
Prepaid expenses and other assets	1,482	1,297
Deferred income tax assets	2,083	811
Income tax refunds receivable	1,108	297

Total current assets	102,201	81,988

PROPERTY AND EQUIPMENT:
Land and land improvements	7,977	7,977
Building	49,406	43,147
Manufacturing equipment	66,797	61,448
Furniture and fixtures	18,196	17,110
Leasehold improvements	9,926	9,870
Construction-in-progress	7,932	10,680

Total	160,234	150,232
Less accumulated depreciation and amortization	(56,510)	(50,536)

Property and equipment—net	103,724	99,696

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $2,891 and $2,171, respectively	6,998	6,163
Goodwill	11,680	9,527
Deferred compensation investments	2,910	2,964
Deferred income tax assets	336	4
Deposits	73	78

Total other assets	21,997	18,736

TOTAL ASSETS	$227,922	$200,420

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In thousands - unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,124	$10,275
Accrued expenses	12,694	9,492
Advances from employees	399	267
Liabilities related to unrecognized tax positions		1,023
Income taxes payable	267	737

Total current liabilities	25,484	21,794

DEFERRED INCOME TAX LIABILITIES	6,404	6,082

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,384	2,588

DEFERRED COMPENSATION PAYABLE	3,008	3,063

DEFERRED CREDITS	2,023	2,105

OTHER LONG-TERM OBLIGATIONS	367	420

Total liabilities	39,670	36,052

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized, no shares issued
Common stock—no par value; 50,000 sharesauthorized; 28,056 and 27,413 shares issued at September 30, 2008 and December 31 2007, respectively	61,036	52,477
Retained earnings	127,282	111,947
Accumulated other comprehensive loss	(66)	(56)

Total stockholders’ equity	188,252	164,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,922	$200,420

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES	$58,153	$50,584	$169,147	$153,425

COST OF SALES	34,469	30,801	99,369	95,247

GROSS PROFIT	23,684	19,783	69,778	58,178

OPERATING EXPENSES:
Selling, general, and administrative	14,329	11,707	40,240	35,580
Research and development	2,186	1,990	6,756	6,561

Total operating expenses	16,515	13,697	46,996	42,141

INCOME FROM OPERATIONS	7,169	6,086	22,782	16,037

OTHER INCOME:
Interest income	183	96	495	248
Other income - net	46	4	25	2

Other income - net	229	100	520	250

INCOME BEFORE INCOME TAXES	7,398	6,186	23,302	16,287

INCOME TAX EXPENSE	2,198	1,891	7,967	5,427

NET INCOME	$5,200	$4,295	$15,335	$10,860

EARNINGS PER COMMON SHARE:
Basic	$.19	$.16	$.55	$.40
Diluted	$.18	$.15	$.54	$.38

AVERAGE COMMON SHARES:
Basic	27,900	27,327	27,669	27,453
Diluted	28,812	28,031	28,482	28,260

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,335	$10,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,680	6,890
Losses on sales and/or abandonment of equipment	541	252
Write-off of certain patents and a license agreement	76	95
Amortization of deferred credits	(82)	(105)
Sale (purchase) of trading investment securities	53	(188)
Deferred income taxes	(1,272)	1,332
Stock-based compensation	630	759
Income tax benefit of options exercised	(2,147)	(216)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	119	1,139
Employee receivables	21	74
Other receivables	431	(690)
Inventories	(4,131)	2,422
Prepaid expenses and other assets	(196)	(425)
Income tax refund receivable	(813)	(16)
Deposits	5	6
Trade payables	472	(2,317)
Accrued expenses	1,795	1,305
Advances from employees	137	(38)
Income taxes payable	1,690	720
Liabilities related to unrecognized tax positions	(1,227)	(141)
Deferred compensation payable	(55)	24
Other long-term obligations	(53)

Total adjustments	3,674	10,882

Net cash provided by operating activities	19,009	21,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Purchase of marketable securities available for sale	(1,030)
Property and equipment	(10,126)	(11,256)
Patents and trademarks	(329)	(143)
Proceeds from the sale of equipment	25	9
Cash paid in acquisitions	(2,113)	(4,218)

Net cash used in investing activities	(13,573)	(15,608)

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common stock	$5,782	$1,127
Common stock repurchased and retired		(5,408)
Income tax benefit of options exercised	2,147	216

Net cash provided by (used by) financing activities	7,929	(4,065)

EFFECT OF EXCHANGE RATES ON CASH	142	292

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,507	2,361

CASH AND CASH EQUIVALENTS:
Beginning of period	17,574	9,838

End of period	$31,081	$12,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$14	$3

Income taxes	$9,613	$3,520

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation (“Micrus”), a Delaware corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid Micrus $1.5 million in January 2008 and accrued an additional $1.5 million in accrued expenses, which is payable within one year from the closing date.  We also paid $12,300 in acquisition costs. The purchase price was preliminarily allocated to inventories for $161,745, customer relationships for $320,000, developed technology for $370,000, a covenant not to compete for $30,000, and goodwill for $2,130,555.

Fair value of assets acquired (including goodwill of $2,130,555)	$3,012,300
Cash paid	(1,512,300)
Accrued purchase price	(1,500,000)

Liabilities assumed	None

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (continued):

During the nine months ended September 30, 2008, we paid  $500,000 to GMA for reaching a milestone identified in the distribution agreement.  During 2007, we entered into a Distribution Agreement with GMA Company, Ltd (“GMA”), a Japanese corporation, for the exclusive distribution rights to sell a micro-catheter.  The additional payment made in 2008 has been included as part of the distribution agreement for $1,504,000.

Fair value of assets acquired	$1,504,000
Cash paid in 2007	(1,004,000)
Cash paid in 2008	(500,000)

Liabilities assumed	None

During the nine months ended September 30, 2008, we paid $100,000 to Milamy Partners LLC (“Milamy”).  During 2007, we entered into a distribution agreement with Milamy Partners LLC (“Milamy”), a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their Kanguru Abdominal Retraction System, subject to maintaining certain minimum sales volumes, in the vascular lab markets for $350,000.  In September 2008, we negotiated with Milamy to terminate their exclusive license rights with McKnight Investments LLC (“McKnight”) and substitute Merit as the exclusive licensee of the Kanguru technology for $100,000.  The additional payment made in 2008 has been included as part of the distribution agreement for $450,000.

Fair value of assets acquired	$450,000
Cash paid in 2007	(350,000)
Cash paid in 2008	(100,000)

Liabilities assumed	None

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2008 and 2007 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2008, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2008 and 2007. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications.  Subsequent to the issuance of our Quarterly Report on Form 10-Q for the nine months ended September 30, 2007, we determined that changes to our Deferred Compensation Plan balances should more properly be reflected as net cash provided by operating activities.   Accordingly, we have reclassified such changes from outflows from investing activities and inflows from financing activities.  Management has concluded that the error was not material to our financial statements, and accordingly the prior period presentation has been revised by decreasing net cash provided by operating activities by approximately $164,000.

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Finished goods	$17,721	$17,090
Work-in-process	5,344	3,335
Raw materials	15,334	13,681

Total	$38,399	$34,106

3.  Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2008 and 2007 consisted of net income, foreign currency translation adjustments and unrealized depreciation on marketable securities.  As of September 30, 2008 and December 31, 2007, the cumulative effect of such adjustments decreased stockholders’ equity by $65,804 and $56,213, respectively.  Comprehensive income, net of tax, for the three and nine-month periods ended September 30, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$5,200	$4,295	$15,335	$10,860
Foreign currency translation	(83)	96	74	130
Unrealized depreciation on marketable securities	(83)		(83)
Comprehensive income	$5,034	$4,391	$15,326	$10,990

4. Stock-based Compensation.  Stock-based compensation expense for the three and nine-month periods ended September 30, 2008 and 2007 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$48	$76	$45	$149
Research and development	13	36	23	65
Selling, general, and administrative	232	251	562	545
Stock-based compensation	$293	$363	$630	$759

This stock-based compensation expense created a tax benefit of $1.8 million and $2.1 million for the three and nine-month periods ended September 30, 2008, respectively, when compared to $38,000 and $216,000 for the three and nine-month periods ended September 30, 2007, respectively.  As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $4.2 million and is expected to be recognized over a weighted average period of 4.13 years. During the nine months ended September 30, 2008 and 2007, we granted 499,000 and 419,500 stock awards, respectively.  We use the Black-Scholes method to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

Nine Months
Ended September 30,
	2008	2007
Risk-free interest rate	3.24-3.55%	4.61%-5.00%
Expected option life	4.2-6.0 years	6.0 years
Expected price volatility	38.00-41.66%	46.3%-47.8%

We estimate the average risk-free interest rate using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  We estimate the expected term of the stock options using the historical exercise behavior of employees.  We estimate the expected price volatility using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding used for calculation of net income per share-basic	27,900	27,327	27,669	27,453

Common stock equivalents	912	704	813	807

Total shares used for calculation of net income per share-diluted	28,812	28,031	28,482	28,260

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was anit-dilutive	449	2,195	797	1,477

6. Acquisitions.  On January 29, 2008, we entered into an asset purchase and supply agreement with Micrus, a Delaware corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid $1.5 million in January 2008 and accrued an additional $1.5 million in accrued expenses, which is payable within one year from the closing date.  We also paid $9,300 in acquisition costs.  The purchase price was preliminarily allocated to inventories for $161,745, customer relationships for $320,000, developed technology for $370,000, a covenant not to compete for $30,000 and goodwill for $2,127,555.  We intend to amortize customer relationships on an accelerated basis over 14 years, developed technology over 15 years and a covenant not to compete over 5 years.

We believe our acquisition of these Micrus products will help broaden our catheter offering to the cardiology and radiology markets.

During the nine months ended September 30, 2008, we paid $500,000 to GMA for reaching a milestone identified in the distribution agreement.  During 2007, we entered into a distribution agreement with GMA Company, Ltd (“GMA”), a Japanese corporation, for the exclusive distribution rights to sell a micro-catheter.  The additional payment made in 2008 has been included as part of the distribution agreement for $1,504,000.  We have a remaining $500,000 payable upon reaching certain milestones in the distribution agreement.  We anticipate that the distribution agreement will be amortized over an estimated life of 11 years.

During the nine months ended September 30, 2008, we paid $100,000 to Milamy Partners LLC (“Milamy”).  During 2007, we entered into a distribution agreement with Milamy Partners LLC (“Milamy”), a Maine corporation, wherein we purchased the exclusive, worldwide right to distribute their Kanguru Abdominal Retraction System, subject to maintaining certain minimum sales volumes, in the vascular lab markets for $350,000.  In September 2008, we negotiated with Milamy to terminate their exclusive license rights with McKnight Investments LLC (“McKnight”) and substitute Merit as the exclusive licensee of the Kanguru technology for $100,000.  The additional payment made in 2008 has been included as part of the distribution agreement for $450,000.    We anticipate that the distribution agreement will be amortized over an estimated life of 5 years.  The KanguruWeb® Abdominal Retraction System provides retraction of the abdominal pannus for unrestricted access to the femoral site.

7. Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value  Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant  unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  The guidance in SFAS 157 also applies for  derivatives  and other  financial instruments   measured  at  fair  value  under  Statement  133 “Accounting  for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the requirements of SFAS 157 on January 1, 2008, except those that relate to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which we intend to adopted on January 1, 2009, as allowed under FASB Staff Position (“FSP”) 157-2. See Note 9 of these notes to consolidated financial statements for further information on the anticipated impact of this standard to our financial assets and liabilities. We are currently reviewing the requirements of FSP 157-2, and at this point in time, have not determined what impact, if any, FSP 157-2 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 effective January 1, 2008, and elected not to establish a fair value for our financial instruments and certain other items under this statement. Therefore, our adoption of this statement did not impact our financial statements during the three and nine-month periods ended September 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in the acquire and the goodwill acquired. SFAS 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, that this statement may have on our consolidated financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”).  SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R.  SAB 110 is effective for stock options granted after December 31, 2007.  We believe we have sufficient employee exercise behavior to estimate an expected term for our  stock option grants and have elected not to use the simplified method under the provisions of SAB 110.

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

8.  Income Taxes.  Our effective tax rate for the three months ended September 30, 2008 was 29.7%, compared to 30.6% for the same period of 2007.  For the nine months ended September 30, 2008, our effective tax rate was 34.2%, compared to 33.3% for the same period in 2007.  The decrease in the effective tax rate for the three months ended September 30, 2008, when compared to the comparable period of 2007, was the result of a reversal of unrecognized tax benefits under FASB Interpretation No. 48, (Accounting for Uncertainty in Income Taxes) (“FIN 48”), which expired for federal, state and foreign tax returns during 2008, when compared to those that expired for 2007.   The increase in the effective tax rate for the nine months ended September 30, 2008, when compared to the comparable period of 2007, primarily related to the lapse of the federal research and development tax credit for 2008, which will be retroactively reinstated during the fourth quarter of 2008.

During the first quarter of 2008 we settled two open audits with the Internal Revenue Service (“IRS”) related to certain temporary deductions.  As result of these settlements we paid an additional $2.2 million on our 2007 federal and state extension payments.  The reversal of these temporary differences and the payment of the additional taxes did not have a material impact on our financial statements for the first quarter of 2008, as the income tax liabilities had already been accrued in our financial statements.   Of the amounts paid, $1.0 million was classified as a current liability related to unrecognized tax positions on the December 31, 2007 consolidated balance sheet.

9.  Fair Value Measurements.  We adopted SFAS 157 (as impacted by FSP 157-2) on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.    SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Commercial paper (1)	$19,222		$19,222
Marketable securities	894	894
Deferred compensation investments (2)	2,910		2,910
Derivative liabilities (3)	904		904

(1)         The fair value of the commercial paper is based on a fixed income approach over a straight-line basis.  In the event a transaction is observed on the same security in the market place, the price is adjusted to reflect the quoted market price.

(2)         The deferred compensation investments are held in a RABBI trust under an insurance based deferred compensation plan.  The investments of the RABBI trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the asset’s net asset value adjusted for some administrative fees.

(3)         The derivative liabilities represent the fair value of the foreign currency forward exchange contracts, based on dealer quotes of market forward rates and reflects the amount we estimate we would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

During the quarter ended September 30, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 7 of the notes to our consolidated financial statements, the aspects of SFAS 157 for which the effective date for us was deferred under FSP 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended September 30, 2008, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to  all previous business combinations we have made.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of our revenues among a few customers, products and/or procedures;  development of new products and technology that could render out products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventories; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement, changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

For the quarter ended September 30, 2008 we reported record revenues of $58.2 million, up 15% for the three months ended September 30, 2007 of $50.6 million.  Revenues for the nine months ended September 30, 2008 were a record $169.1 million, compared with $153.4 million for the first nine months of 2007, a gain of 10%.

Gross margins were 40.7% and 41.3% of sales for the three and nine-month periods ended September 30, 2008, respectively, compared to 39.1% and 37.9% of sales for the three and nine-month periods ended September 30, 2007, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased production as fixed costs are shared over an increased number of units, lower unit costs for products built in Mexico, customer price increases and production automation.  These improvements also helped offset raw material and production labor cost increases that occurred during the three months ended September 30, 2008 when compared to the same period in 2007.  Gross margins for the nine months ended September 30, 2008, when compared to the same period for 2007, were also favorably affected by product mix improvement attributable to the discontinuation in June of 2007 of lower-margin kits sold to an OEM customer. During 2008, we intend to continue to work to develop manufacturing efficiencies, and focus our sales effort on a product mix with higher margins, including the introduction of several new high-margin products.

Net income for the quarter ended September 30, 2008 was $5.2 million, up 21% to $0.18 per share, compared to $4.3 million, or $0.15 per share, for the comparable quarter of 2007.  Net income for the nine-month period ended September 30, 2008 was $15.3 million, up 41% to $0.54 per share, compared to $10.9 million, or $0.38 per share, for the same period of 2007.  Net income for the three and nine-month periods ended September 30, 2008 was positively  affected by increased sales volumes and higher gross margins.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.7	39.1	41.3	37.9
Selling, general and administrative expenses	24.6	23.1	23.8	23.2
Research and development expenses	3.8	3.9	4.0	4.3
Income from operations	12.3	12.0	13.5	10.5
Other income	0.4	0.2	0.3	0.2
Net income	8.9	8.5	9.1	7.1

Sales.  Sales for the three months ended September 30, 2008 increased by 15%, or approximately $7.6 million, compared to the same period of 2007.   Sales for the nine months ended September 30, 2008 increased by 10%, or approximately $15.7 million, compared to the same period of 2007.   We report sales in four product categories.  Listed below are the sales relating to these product categories for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2008	2007	% Change	2008	2007
Stand-alone devices	13%	$17,286	$15,293	11%	$50,809	$45,814
Custom kits and procedure trays	23%	17,096	13,902	10%	49,472	45,135
Inflation devices	4%	15,564	14,917	6%	46,211	43,451
Catheters	27%	8,207	6,472	19%	22,655	19,025
Total	15%	$58,153	$50,584	10%	$169,147	$153,425

The sales growth of 15% for the third quarter of 2008, and the sales growth of 10% for the nine-month period ended September 30, 2008 when compared to the comparable periods of 2007, was favorably affected by increased sales of catheters (particularly our Prelude® sheath product line, Mini access catheter product line, and Proguide™ Dialysis catheter line), custom kits and procedure trays, stand-alone devices (contrast transfer sets, hemostasis valves and tubing), and inflation devices.  Sales for the three and nine months ended September 30, 2008 were also favorably affected by an increase in the exchange rate between the foreign currencies (primarily the Euro) and the U.S. Dollar which increased by .9% for the three month period ended September 30, 2008 and 1.2% for the nine-month period ended September 30, 2008, when compared to the prior year periods.

Gross Profit.  Gross margins were 40.7% and 41.3% of sales for the three and nine-month periods ended September 30, 2008, respectively, compared to 39.1% and 37.9% of sales for the three and nine-month periods ended September 30, 2007, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased production as fixed costs are shared over an increased number of units, lower unit costs for products built in Mexico, customer price increases and production automation.  These improvements also helped offset raw material and production labor cost increases that occurred during the three months ended September 30, 2008 when compared to the same period in 2007.  Gross margins for the nine months ended September 30, 2008, when compared to the same period for 2007, were favorably effected by product mix improvement attributable to the discontinuation in June of 2007 of lower-margin kits sold to an OEM customer.

Operating Expenses.  Selling, general, and administrative expenses increased to 24.6% of sales for the three months ended September 30, 2008, compared with 23.1% of sales for the three months ended September 30, 2007.   For the nine months ended September 30, 2008, selling, general, and administrative expenses increased to 23.8% compared with 23.2% of sales for the nine months ended September 30, 2007.  Selling, general and administrative expenses increased 22% to $14.3 million for the three months ended September 30, 2008, from $11.7 million for the three months ended September 30, 2007.  Selling, general, and administrative expenses increased 13% to $40.2 million for the nine months ended September 30, 2008 from $35.6 million for the nine months ended September 30, 2007.  These expense increases were primarily due to approximately $534,000 in insurance deductibles (property and business interruption) related to our Angleton, Texas facility which sustained damage due to Hurricane Ike on September 13, 2008, approximately $298,000 in the write-off of production equipment related to the discontinuation of a minor product line, management and sales bonuses for meeting quarterly objectives, higher commissions commensurate with higher sales, increased national account administration fees and increased travel-related expenses. Research and development expenses decreased to 3.8% of sales for the three months ended September 30, 2008, compared with 3.9% of sales for the three months ended September 30, 2007.  Research and development expenses decreased to 4.0% as a percentage of sales for the nine months ended September 30, 2008, compared to 4.3% of sales for the nine months ended September 30, 2007.  Research and development expenses increased 10% to $2.2 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007.  Research and development expenses increased 3% to $6.8 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September  30, 2007.  These increases in expenses related primarily to consulting and regulatory support needed for new products under development.

Other Income.  Other income for the third quarter of 2008 was approximately $229,000, compared to other income of approximately $101,000 for the same period in 2007.  Other income for the nine months ended September 30, 2008 was approximately $519,000, compared to other income of approximately $250,000 for the same period in 2007.  The net change in other income for the three and nine-month periods ended September 30, 2008 when compared to the same periods in 2007 was primarily the result of an increase in interest income attributable to higher average cash balances, when compared to the same periods in 2007.

Income Taxes.  Our effective tax rate for the three months ended September 30, 2008 was 29.7%, compared to 30.6% for the same period of 2007.  For the nine months ended September 30, 2008, our effective tax rate was 34.2%, compared to 33.3% for the same period in 2007.  The decrease in the effective tax rate for the three months ended September 30, 2008, when compared to the comparable period of 2007, was the result of a reversal of unrecognized tax benefits under our FIN 48 liabilities which expired for federal, state and foreign tax returns during 2008, when compared to those that expired for 2007.   The increase in the effective tax rate for the nine months ended September 30, 2008, when compared to the comparable period of 2007, primarily related to the lapse of the federal research and development tax credit for 2008, which will be retroactively reinstated during the fourth quarter of 2008.

Income.  During the third quarter of 2008, we reported income from operations of $7.4 million, an increase of  13% from $6.2 million for the comparable period in 2007.  For the nine months ended September 30, 2008, we reported income from operations of $23.3 million, an increase of 43% from $16.2 million for the comparable period in 2007. When compared to the comparable periods of 2007, income from operations for the three and nine-month periods ended September 30, 2008, was positively affected by increased sales volumes and higher gross margins.    These factors contributed to higher net income of $5.2 and $15.3 million for the three and nine-month periods ended September 30, 2008, respectively, compared to net income of $4.3 million and $10.9 million for the same periods of 2007.

Liquidity and Capital Resources

Our working capital as of September 30, 2008 and December 31, 2007 was $76.7 million and $60.2 million, respectively.  The increase in working capital was primarily the result of an increase in cash, which resulted from  strong cash flow from operations as well as cash generated from the issuance of common stock related to employee stock option exercises.   As of September 30, 2008, we had a current ratio of 4.0 to 1. On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30,000,000, expiring on December 7, 2010. In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1,000,000. We had $0 outstanding under our lines of credit at September 30, 2008.  We generated cash from operations for the three months ended September 30, 2008, in the amount of $19.0 million.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate for our current operations and for our anticipated operations for the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a regular basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review of inventory quantities for unmarketable and/or slow moving products is based on estimates of forecasted product demand prior to expiration dates.  If market conditions become less favorable than those projected by our management,  additional inventory write-downs may be required.  We believe that the amount included in our obsolescence reserve has been a historically accurate estimate of the unmarketable and/or slow-moving products that may expire prior to being sold.  Our obsolescence reserve was approximately $2.4 million as of  September 30, 2008.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our bad debt reserve was approximately $460,000 at September 30, 2008, which is consistent with historical collection experience.

Stock-Based Compensation.  We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award and is recognized as expense over the vesting period.   Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes. We adopted the provisions FIN 48 effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in the U.S. Dollar, our principal currency.  A portion of our revenues ($6.4 million, representing approximately 11.0% of our aggregate revenues), for the quarter ended September 30, 2008 was attributable to sales that were denominated in Euros and GBPs.  Certain of our expenses are also denominated in Euros and GBPs, which partially offset risks associated with fluctuations of exchange rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended September 30, 2008, the exchange rate between the Euro and GBP against the U.S. Dollar resulted in an increase of our gross revenues of approximately $541,000 and 0.10% increase in gross profit.

At September 30, 2008, we had a net exposure representing the difference between Euro and GBP-denominated receivables and Euros and GBP-denominated payables of approximately 232,000 and 311,000, respectively.  In order to partially offset such risks, at August 29, 2008, we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  During the quarter ended September 30, 2008, we recorded a net gain of approximately $50,000 on these transactions executed during the quarter ended September 30, 2008, in an effort to limit our exposure to fluctuations in the Euro and GBP against the U.S. Dollar exchange rate.

As of September 30, 2008, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of September 30, 2008, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	November 6, 2008	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	November 6, 2008	/s/ KENT W. STANGER
KENT W. STANGER
CHIEF FINANCIAL OFFICER