Form 10-Q
period 2009-03-31
MERIT MEDICAL SYSTEMS INC
filed 2009-05-08
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 West Merit Parkway, South Jordan, UT, 84095

(Address and Zip Code of Principal Executive Offices)

(801) 253-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,921,230
Title or class	Number of Shares
Outstanding at May 7, 2009

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,430	$34,030
Trade receivables - net of allowances of $636 and $505, respectively	29,794	27,749
Employee receivables	115	126
Other receivables	711	818
Inventories	42,953	38,358
Prepaid expenses and other assets	1,184	985
Deferred income tax assets	2,779	2,782
Income tax refunds receivable	626	607

Total current assets	94,592	105,455

PROPERTY AND EQUIPMENT:
Land and land improvements	7,992	7,992
Building	49,865	49,793
Manufacturing equipment	70,482	68,184
Furniture and fixtures	14,336	16,689
Leasehold improvements	9,881	9,868
Construction-in-progress	9,103	7,599

Total	161,659	160,125
Less accumulated depreciation	(55,911)	(56,186)

Property and equipment—net	105,748	103,939

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $3,421 and $3,122, respectively	17,344	6,913
Goodwill	21,124	13,048
Other assets	2,181	2,325
Deferred income tax assets	35	23
Deposits	126	73

Total other assets	40,810	22,382

TOTAL ASSETS	$241,150	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$13,191	$10,622
Accrued expenses	11,553	9,973
Advances from employees	314	211
Income taxes payable	2,109	366

Total current liabilities	27,167	21,172

DEFERRED INCOME TAX LIABILITIES	8,782	8,771

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,818	2,818

DEFERRED COMPENSATION PAYABLE	2,205	2,348

DEFERRED CREDITS	1,967	1,994

OTHER LONG-TERM OBLIGATIONS	395	368

Total liabilities	43,334	37,471

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2009 and December 31, 2008; no shares issued
Common stock—no par value; 100,000 shares authorized; 27,916 and 28,093 shares issued at March 31, 2009 and December 31 2008, respectively	59,732	61,689
Retained earnings	138,211	132,674
Accumulated other comprehensive loss	(127)	(58)

Total stockholders’ equity	197,816	194,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,150	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands, except earnings per common share - unaudited)

	Three Months Ended
	March 31,
	2009	2008

NET SALES	$58,371	$53,553

COST OF SALES	33,563	31,961

GROSS PROFIT	24,808	21,592

OPERATING EXPENSES:
Selling, general, and administrative	14,829	13,072
Research and development	2,079	1,916

Total operating expenses	16,908	14,988

INCOME FROM OPERATIONS	7,900	6,604

OTHER INCOME (EXPENSE):
Interest income	122	150
Other income (expense)	52	(5)

Other income - net	174	145

INCOME BEFORE INCOME TAXES	8,074	6,749

INCOME TAX EXPENSE	2,537	2,432

NET INCOME	$5,537	$4,317

EARNINGS PER COMMON SHARE:
Basic	$.20	$.16
Diluted	$.19	$.15

AVERAGE COMMON SHARES:
Basic	28,057	27,495
Diluted	28,547	28,301

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,537	$4,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,681	2,565
Losses on sales and/or abandonment of property and equipment	205	4
Write-off of certain patents and trademarks	27	40
Amortization of deferred credits	(28)	(27)
Purchase of trading investments	(93)	(72)
Net unrealized losses on trading investments	237	124
Deferred income taxes	2	(1,044)
Excess tax benefit attributable to appreciation of common stock options exercised	(372)	(263)
Stock-based compensation	298	98
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(1,277)	1,505
Employee receivables	8	(13)
Other receivables	78	253
Inventories	(2,370)	(355)
Prepaid expenses and other assets	42	233
Income tax refunds receivable	(23)	(98)
Deposits	(54)
Trade payables	1,781	1,392
Accrued expenses	570	209
Advances from employees	105	(14)
Income taxes payable	2,135	1,855
Current liabilities related to unrecognized tax positions		(1,023)
Deferred compensation payable	(143)	(15)
Other long-term obligations	2	(31)

Total adjustments	3,811	5,323

Net cash provided by operating activities	9,348	9,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(3,323)	(4,060)
Patents and trademarks	(593)	(45)
Proceeds from the sales of property and equipment	5	2
Cash paid in acquisitions	(20,658)	(1,500)

Net cash used in investing activities	(24,569)	(5,603)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$101	$1,725
Payment of taxes related to an exchange of common stock	(254)
Excess tax benefits from stock-based compensation	372	263
Common stock repurchased and retired	(2,474)

Net cash (used in) provided by financing activities	(2,255)	1,988

EFFECT OF EXCHANGE RATES ON CASH	(124)	158

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(17,600)	6,183

CASH AND CASH EQUIVALENTS:
Beginning of period	34,030	17,574

End of period	$16,430	$23,757

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION—Cash paid during the period for:
Interest	$2	$2

Income taxes	$463	$2,876

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,689	$1,208

Accrued purchase price	$533	$1,500

During the three months ended March 31, 2009, 23,829 of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $254,000, related to the exercise of stock options.  The shares were valued based upon the closing price of the Company’s common stock on the surrender date.

During the three months ended March 31, 2009, 21,556 shares of the Company’s common stock, with a value of approximately $230,000 were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. and Subsidiaries (“Merit,” “we” or “us”) for the three months ended March 31, 2009 and 2008 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2009, and our results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications. Subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we determined that changes to our deferred compensation plan balances should more properly be reflected as net cash provided by operating activities.  Accordingly, we have reclassified such changes from investing activities and financing activities to operating activities.  Our management has concluded that the error was not material to our consolidated financial statements, and accordingly the prior period presentation has been revised for 2008 by increasing net cash provided by operating activities by approximately $37,000.

2.   Inventories.  Inventories are stated at the lower of cost or market.  Inventories at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Finished goods	$18,342	$17,818
Work-in-process	8,123	4,790
Raw materials	16,488	15,750

	$42,953	$38,358

3.   Comprehensive Income.  Comprehensive income for the three months ended March 31, 2009 and 2008 consisted of net income and foreign currency translation adjustments.  As of March 31, 2009 and December 31, 2008, the cumulative effect of such adjustments decreased stockholders’ equity by $126,813 and $58,276, respectively.  Comprehensive income for the three-month periods ended March 31, 2009 and 2008 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$5,537	$4,317
Foreign currency translation	(69)	189
Comprehensive income	$5,468	$4,506

4. Stock-based Compensation.  We did not grant any stock awards during the three-month periods ended March 31, 2009 and 2008.    Stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Cost of goods sold	$50	$(38)
Research and development	13	—
Selling, general and administrative	235	136
Stock-based compensation expense before taxes	$298	$98

The excess income tax benefit created from the exercises of stock options was $372,000 and $263,000 for the three-months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total remaining unrecognized compensation cost related to stock options, net of forfeitures, was approximately $3.8 million and is expected to be recognized over a weighted average period of 3.67 years.

5. Earnings Common Share. The following table sets forth the computation of the number of shares of our common stock used in calculating basic and diluted net income per share (in thousands):

	Net		Per Share
	Income	Shares	Amount
Three months ended March 31, 2009:
Basic EPS	$5,537	28,057	$0.20
Effect of dilutive stock options and warrants		490

Diluted EPS	$5,537	28,547	$0.19

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		2,025

Three months ended March 31, 2008:
Basic EPS	$4,317	27,495	$0.16
Effect of dilutive stock options and warrants		806

Diluted EPS	$4,317	28,301	$0.15

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		859

6.  Acquisitions.  On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation (“Alveolus”), to purchase their non-vascular interventional stents used for esophageal, tracheobronchial, and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus is approximately $1.0 million, of which $49,000 is expected to be uncollectible.  Our consolidated financial statements for the three months ended March 31, 2009 reflect sales subsequent to the acquisition date of approximately $486,000 and a net loss of approximately $146,000 related to our Alveolus acquisition.  We are in the process of finalizing our valuation of certain tangible and intangible assets, and residual goodwill.  The purchase price allocation will be completed, no later than one year from the date of acquisition, and may change as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$2,010
Trade receivable	974
Other assets	253
Property and equipment	565
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	7,786
Total assets acquired	20,188

Liabilities Assumed
Accounts payable	494
Other liabilities	602
Total liabilities assumed	1,096

Net assets acquired	$19,092

We intend to amortize developed technology and trademarks over 15 years and customer lists on an accelerated basis over 7 years.  We will amortize in-process research and development over 15 years, which will begin once the product is successfully launched in the market.  The acquired trademarks will renew in 4.27 years (based on a weighted-average).  While trademarks can be renewed indefinitely, management estimates that the cash flow will be generated from the acquired trademarks for 15 years.

On February 19, 2009, we entered into an asset purchase and supply agreement with Biosearch Medical Products, Inc., a New Jersey  corporation (“Biosearch”), to purchase a bipolar coagulation probe and grafted biliary stents.  We paid $1.1 million in February 2009 and have accrued an additional $500,000 in accrued expenses, which is payable on June 30, 2009.  Our financial statements for the three months ended March 31, 2009 reflect sales subsequent to the acquisition date of approximately $133,000 and  net income of approximately $30,000 related to the Biosearch acquisition.  We are in the process of finalizing our valuation of tangible and intangible assets, and residual goodwill.  The purchase price allocation will be completed no later than one year from the date of acquisition, and may change as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$214
Propery and equipment	31
Intangibles
Developed technology	380
Customer lists	660
Non-compete	25
Goodwill	290
Total assets acquried	1,600

Liabilities Assumed	None

Net assets acquired	$1,600

We intend to amortize developed technology over 15 years, customer lists on an accelerated basis over eight years, and a non-compete covenant over seven years.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired operations with our historical operations.  The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

The following table summarizes our unaudited consolidated result of operations for the three-month periods ended March 31, 2009 and 2008, as well as the unaudited pro forma consolidated results of operations as though the Alveolus and Biosearch acquisitions had occurred on January 1, 2008:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$58,371	$60,202	$53,553	$56,128
Net income	5,537	5,305	4,317	3,906
Earnings per common share:
Basic	$.20	$.19	$.16	$.14
Diluted	$.19	$.19	$.15	$.14

The unaudited pro forma condensed consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would been achieved if Alveolus and Bioserach had been acquired the beginning of 2008, or results that may be obtained in any future period.

On January 29, 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation, a Delaware corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid $1.5 million in January 2008 and an additional $1.5 million in December of 2008.   We also paid $12,300 in acquisition costs.  The purchase price was allocated to inventories for $143,939, customer lists for $270,000, developed technology for $330,000, and goodwill for approximately $2.3 million.  We are currently amortizing customer lists on an accelerated basis over fourteen years, and developed technology over fifteen years.

7. Recent Accounting Pronouncements.  In April 2009, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FAS 107-1 and APB 28-1 will be effective beginning with our June 30, 2009 interim consolidated financial statements, and we do not expect it to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  We adopted the provisions of FSP No. FAS 157-2 during the first quarter of 2009.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements during the quarter ended March 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We adopted the provisions of SFAS No. 141(R) on January 1, 2009; however, the effect of adoption on our consolidated financial statements will depend upon the nature of any acquisitions completed after adoption.  We expensed costs related to the acquisitions of Alveolus and Biosearch of approximately $330,000 during the quarter ended March 31, 2009, which would have been capitalized under SFAS No. 141.

8.  Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2009 and 2008 was 31.4% and 36.0%, respectively, which resulted in a provision for income taxes of $2.5 million and $2.4 million, respectively. The decrease in the effective income tax rate for the first quarter of 2009, when compared to the prior year period, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

9.  Fair Value Measurements.  The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$2,181		$2,181

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees.

10.  Goodwill and Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands):

Goodwill balance at December 31, 2008	$13,048
Additions as the result of acquisitions	8,076
Goodwill balance at March 31, 2009	$21,124

Intangible assets at March 31, 2009 and December 31, 2008, consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenant not to compete	$75	$(15)	$60	$50	$(18)	$32
Customer lists	4,165	(1,211)	2,954	2,465	(1,073)	1,392
Developed technology	7,870	(176)	7,694	1,730	(119)	1,611
Distribution agreement	2,401	(196)	2,205	1,901	(178)	1,723
In-process research and development *	400		400
License agreements	403	(253)	150	403	(242)	161
Patents	3,270	(1,068)	2,202	2,704	(1,019)	1,685
Royalty agreements	267	(173)	94	267	(159)	108
Trademark	1,914	(329)	1,585	515	(314)	201

Total	$20,765	$(3,421)	$17,344	$10,035	$(3,122)	$6,913

*In-process research and development was capitalized as per the adoption of SFAS No. 141(R), in connection with our acquisition of Alveolus. Our in-process research and development intangible is currently not subject to amortization.

The aggregate amortization expense for the three months ended March 31, 2009 was approximately $300,000.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Year Ending December 31
Remaining 2009	$1,483
2010	1,739
2011	1,375
2012	1,179
2013	1,126

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, unanticipated consequences of Merit’s recent or future acquisitions; challenges associated with Merit’s efforts to pursue new market opportunities, including opportunities in the gastroenterology and pulmonary markets; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; downturn of the national economy and its effect on Merit’s revenues, collections and supplier relations; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of Merit’s revenues among a few products and procedures; development of new products and technology that could render Merit’s products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; and fluctuations in and obsolescence of inventory; volatility of the market price of Merit’s common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement procedures; changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

For the quarter ended March 31, 2009, we reported record revenues of $58.4 million, up 9% from the three months ended March 31, 2008.  During the first quarter of 2009, we completed the closing of the Alveolus and Biosearch transactions.  We believe the technology and intellectual property acquired in these transactions will facilitate growth and opportunity in the gastroenterology and pulmonary markets.

Gross profit as a percentage of sales was up to 42.5% for the first quarter of 2009, compared to 40.3% for the first quarter of 2008. This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. dollar exchange rate which reduced our unit costs in our Irish operations. During 2009, we plan to implement new automation and manufacturing cost-saving improvements related to logistics and product labeling, and introduce new products through organic growth and acquisitions, which we believe will increase our average product margins.

Net income increased for the three months ended March 31, 2009 to $5.5 million, compared to $4.3 million for the prior year period, an increase of 28%.  When compared to the prior year period, net income for the quarter ended March 31, 2009 was primarily affected by higher sales and gross margins, and a lower effective income tax rate, all of which offset  higher selling, general and administrative expenses.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Sales	100.0%	100.0%
Gross profit	42.5	40.3
Selling, general and administrative expenses	25.4	24.4
Research and development expenses	3.6	3.6
Income from operations	13.5	12.3
Other income	0.3	0.3
Net income	9.5	8.1

Sales.  Sales for the three months ended March 31, 2009 increased by 9%, or approximately $4.8 million, compared to the same period of 2008.  We report sales in five product categories.  Listed below are the sales relating to these product categories for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	% Change	2009	2008
Stand-alone devices	9%	$17,434	$15,951
Custom kits and procedure trays	10%	17,397	15,766
Inflation devices	(4)%	14,287	14,921
Catheters	25%	8,634	6,915
Gastroenterology devices		619
Total	9%	$58,371	$53,553

The sales growth of 9% for the first quarter of 2009, when compared to the comparable period of the prior year, was favorably affected by an increase in the sale custom kits and procedure trays, increased sales of catheters (particularly our Prelude® sheath product line, Mini access catheter product line, and Resolve® locking draining catheter line), an increase in stand-alone devices  (maps, contrast transfer sets, and vaclok syringes) and stent sales related to the acquisition of Alveolus in March of 2009.  These sales increases helped offset a decrease in sales of 1.8% related to the exchange rate between our foreign currencies (primarily the Euro) and the U.S. Dollar and a decrease in inflation device sales to an OEM customer of 1.2%.

Gross Profit.  Gross profit as a percentage of sales increased to 42.5% for the first quarter of 2009, compared to 40.3% of sales for the comparable period of 2008. This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. Dollar exchange rate which reduced our unit costs in our Irish operations.

Operating Expenses.  Selling, general and administrative expenses increased to 25.4% of sales for the three months ended March 31, 2009, compared with 24.4% of sales for the three months ended March 31, 2008.  The increase in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2009, when compared to the first three months of 2008, was due primarily to expenses of 1.3% related to acquiring the assets of Alveolus ($330,000 in legal and accounting expenses) and to operating the former Alveolus business during the last three weeks of the quarter ended March 31, 2009.   Research and development expenses were 3.6% of sales for each of the three-month periods ended March 31, 2009 and 2008.  Research and development expenses for the quarter ended March 31, 2009 reflect approximately $58,000 in Alveolus costs incurred subsequent to the acquisition date.

Other Income.  Other income for the first quarter of 2009 was approximately $174,000, compared to approximately $145,000 for the same period in 2008.  This increase in other income during the first quarter of 2009, when compared to the comparable period in 2008, was primarily the result of an increase in gains related to foreign exchange transactions during the quarter ended March 31, 2009, when compared to the same period of 2008.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2009 and 2008 was 31.4% and 36.0%, respectively, which resulted in a provision for income taxes of $2.5 million and $2.4 million, respectively.  The decrease in the effective income tax rate for the first quarter of 2009, when compared to the prior, year period was primarily related to the profitability of our Irish operations which are taxed at a income tax rate than our U.S. and other foreign operations.

Income.  During the first quarter of 2009, we reported income from operations of $7.9 million, an increase of 20% from $6.6 million for the comparable period in 2008.  When compared to the prior year period, income from operations for the quarter ended March 31, 2009 was primarily affected by higher sales and gross margins, all of which offset higher selling, general and administrative expenses.  These factors, along with a lower effective income tax rate, contributed to increased net income of $5.5 million, an increase of 28%, for the three months ended March 31, 2009, when compared to net income of $4.3 million for the corresponding period of 2008.

Liquidity and Capital Resources

Our working capital as of March 31, 2009 and December 31, 2008 was $67.4 million and $84.3 million, respectively.  The decrease in working capital was primarily the result of a decrease in cash related to the acquisitions of Alveolus and Biosearch, for a total of $20.2 million and the repurchase of common stock for $2.5 million.  As of March 31, 2009, we had a current ratio of 3.5 to 1.

On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30 million, expiring on December 7, 2010. In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1.0 million, expiring on December 1, 2009.  We had $0 outstanding under our lines of credit at March 31, 2009.  We generated cash from operations of $9.3 million for the three months ended March 31, 2009.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. Our principal source of funding for these and other expenses has been cash generated from operations, sale of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate to fund our current operations and for the foreseeable future.

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

Allowance for Doubtful Accounts.  A majority of our receivables are with hospitals which, over our history, have demonstrated favorable collection rates.  Therefore, we have experienced relatively minimal bad debts from hospital customers.  In limited circumstances, we have written off  bad debts as the result of the termination of our business relationships with foreign distributors.  The most significant write-offs over our history have come from U.S. packers who bundle our products in surgical trays.

We maintain allowances for doubtful accounts relating to estimated losses resulting from the inability of our customers to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123 (R), we measure share-based compensation cost at the grant date based on the value of the award and recognize the cost as an expense over the term of the vesting period.  Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes.   We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for FIN 48 unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

Goodwill and Intangible Assets Impairment.  We test our goodwill balances as of July 1, during the third quarter of each year for impairment, or whenever impairment indicators arise.  We utilize several reporting units in evaluating goodwill for impairment.  We assess the estimated fair value of reporting units based on discounted future cash flows.  If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that it’s carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This analysis requires similar significant judgments as those discussed above regarding goodwill, except for cash flows are based on an undiscounted cash flow to determine the fair value of the intangible.  All of our intangible assets are subject to amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($5.7 million, representing approximately 9.8% of aggregate revenues), for the quarter ended March 31, 2009 was attributable to sales that were denominated in Euros and GBPs.  All other international sales were denominated in U.S. Dollars.  Certain expenses are also denominated in Euros and GBPs, which partially offsets risks associated with fluctuations of exchanges rates between the Euro and GBP on the one hand, and the U.S. Dollar on the other hand.  Because of our Euro and GBP-denominated revenues and expenses, in a year in which our Euro and GBP-denominated revenues exceed our Euro and GBP-based expenses, the value of such Euro and GBP-denominated net income increases if the value of the Euro and GBP increase relative to the value of the U.S. Dollar, and decreases if the value of the Euro and GBP decrease relative to the value of the U. S. Dollar.  During the quarter ended March 31, 2009, the exchange rate between the

Euro and GBP against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $1.0 million and an increase of  1.0% in gross profit.

On February  27, 2009, we forecasted a net exposure for March 31, 2009 representing the difference between Euro and GBP denominated receivables and Euro and GBP denominated payables of approximately 450,000 Euros and 298,000 GBPs, respectively.  In order to partially offset such risks, on February 27, 2009, we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended March 31, 2009, we recorded a net gain of approximately $43,000 on these transactions executed during the quarter ended March 31, 2009, in an effort to limit our exposure to exchange rate fluctuations between the Euro and GBP against the U.S. Dollar.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at March 31, 2009 was not material to our financial condition.

As of March 31, 2009, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Merit in reports filed or submitted by Merit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to certain legal actions that we consider routine to our business activities.  As of March 31, 2009, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.  During the fiscal quarter covered by this Report, there were no material changes in the risk factors described in our Annual Report on Form 10-K.

ITEM  2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table presents our repurchases of common stock for each of the three months included in the quarter ended March 31, 2009:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
March 1 - 31, 2009	250,158	$9.89	370,058	1,029,942

(1)                                  On April 30, 2007 our Board of Directors authorized the repurchase of up to 1,400,000 shares of our common stock.  The authorization of our Board of Directors, which was publicly announced on  April 3, 2007, does not have an expiration date.  We intend to make repurchases from time to time based on market conditions.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 8, 2009	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Date:	May 8, 2009	/s/ KENT W. STANGER
KENT W. STANGER
SECRETARY AND CHIEF FINANCIAL
OFFICER