Form 10-Q
period 2009-06-30
MERIT MEDICAL SYSTEMS INC
filed 2009-08-06
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

(Address of Principal Executive Offices, including Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	27,964,296
Title or class	Number of Shares
Outstanding at August 3, 2009

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,873	$34,030
Trade receivables - net of allowances of $621 and $505, respectively	30,454	27,749
Employee receivables	139	126
Other receivables	460	818
Inventories	46,308	38,358
Prepaid expenses and other assets	1,959	985
Deferred income tax assets	2,781	2,782
Income tax refunds receivable	651	607

Total current assets	87,625	105,455

PROPERTY AND EQUIPMENT:
Land and land improvements	7,992	7,992
Building	49,903	49,793
Manufacturing equipment	73,640	68,184
Furniture and fixtures	15,113	16,689
Leasehold improvements	9,906	9,868
Construction-in-progress	9,219	7,599

Total	165,773	160,125
Less accumulated depreciation	(58,260)	(56,186)

Property and equipment—net	107,513	103,939

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $3,986 and $3,122, respectively	26,503	6,913
Goodwill	32,567	13,048
Other assets	2,730	2,325
Deferred income tax assets	36	23
Deposits	91	73

Total other assets	61,927	22,382

TOTAL ASSETS	$257,065	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$14,304	$10,622
Other payables	7,000
Accrued expenses	12,182	9,973
Advances from employees	428	211
Income taxes payable	2,161	366

Total current liabilities	36,075	21,172

DEFERRED INCOME TAX LIABILITIES	8,789	8,771

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,818	2,818

DEFERRED COMPENSATION PAYABLE	2,736	2,348

DEFERRED CREDITS	1,931	1,994

OTHER LONG-TERM OBLIGATIONS	386	368

Total liabilities	52,735	37,471

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2009 and December 31, 2008; no shares issued
Common stock—no par value; 100,000 shares authorized; 27,943 and 28,093 shares issued at June 30, 2009 and December 31 2008, respectively	60,343	61,689
Retained earnings	144,052	132,674
Accumulated other comprehensive loss	(65)	(58)

Total stockholders’ equity	204,330	194,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,065	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands, except per common share - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES	$64,837	$57,441	$123,208	$110,994

COST OF SALES	36,694	32,939	70,257	64,900

GROSS PROFIT	28,143	24,502	52,951	46,094

OPERATING EXPENSES:
Selling, general, and administrative	16,287	12,839	31,116	25,911
Research and development	2,893	2,654	4,972	4,570

Total operating expenses	19,180	15,493	36,088	30,481

INCOME FROM OPERATIONS	8,963	9,009	16,863	15,613

OTHER INCOME (EXPENSE):
Interest income	28	162	150	312
Other (expense) income	(6)	(16)	46	(21)

Other income - net	22	146	196	291

INCOME BEFORE INCOME TAXES	8,985	9,155	17,059	15,904

INCOME TAX EXPENSE	3,144	3,337	5,681	5,769

NET INCOME	$5,841	$5,818	$11,378	$10,135

EARNINGS PER COMMON SHARE:
Basic	$.21	$.21	$.41	$.37
Diluted	$.21	$.21	$.40	$.36

AVERAGE COMMON SHARES:
Basic	27,924	27,603	27,990	27,547
Diluted	28,427	28,325	28,487	28,311

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,378	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,710	5,113
Losses on sales and/or abandonment of property and equipment	201	209
Write-off of a certain patent and trademarks	72	77
Amortization of deferred credits	(63)	(53)
Purchase of trading investments	(221)	(180)
Net unrealized (gains)/losses on trading investments	(185)	90
Deferred income taxes		(1,277)
Stock-based compensation	575	337
Excess tax benefit attributable to appreciation of common stock options exercised	(422)	(310)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(1,662)	1,664
Employee receivables	(11)	18
Other receivables	344	377
Inventories	(5,725)	(2,006)
Prepaid expenses and other assets	(731)	(347)
Income tax refund receivable	(41)	(38)
Deposits	(18)
Trade payables	3,509	1,301
Accrued expenses	1,656	1,254
Advances from employees	210	66
Income taxes payable	2,212	411
Current liabilities related to unrecognized tax positions		(1,023)
Deferred compensation payable	388	144
Other long-term obligations	(1)	(49)

Total adjustments	5,797	5,778

Net cash provided by operating activities	17,175	15,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(8,358)	(7,931)
Patents and trademarks	(782)	(139)
Proceeds from the sale of property and equipment	15	25
Cash paid in acquisitions	(35,241)	(1,509)

Net cash used in investing activities	(44,366)	(9,554)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$385	$2,148
Additions to long-term debt	10,000
Payment on long-term debt	(10,000)
Payment of taxes related to an exchange of common stock	(254)
Common stock repurchased and retired	(2,474)
Excess tax benefits from stock-based compensation	422	310

Net cash (used in) provided by financing activities	(1,921)	2,458

EFFECT OF EXCHANGE RATES ON CASH	(45)	365

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(29,157)	9,182

CASH AND CASH EQUIVALENTS:
Beginning of period	34,030	17,574

End of period	$4,873	$26,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$11	$5

Income taxes	$3,526	$7,609

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,576	$1,877

During the six months ended June 30, 2009, 23,829 shares of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $254,000, related to the exercise of stock options.  The shares were valued based upon the closing price of the Company’s common stock on the surrender date.

During the six months ended June 30, 2009, 21,556 shares of the Company’s common stock, with a value of approximately $230,000 were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2009 and 2008 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2009, and our results of operations and cash flows for the three and six-month periods ended June 30, 2009 and 2008. The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications. Subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we determined that changes to our deferred compensation plan balances should more properly be reflected as net cash provided by operating activities.  Accordingly, we have reclassified such changes from investing activities and financing activities to operating activities.  Our management has concluded that the error was not material to our consolidated financial statements, and accordingly the prior period presentation has been revised for 2008 by increasing net cash provided by operating activities by approximately $54,000, decreasing net cash used in investing activities by approximately $90,000 and decreasing net cash provided by financing activities by approximately $144,000.

2.  Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Finished goods	$20,924	$17,818
Work-in-process	5,873	4,790
Raw materials	19,511	15,750

Total	$46,308	$38,358

3.  Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2009 and 2008 consisted of net income and foreign currency translation adjustments.  As of June 30, 2009 and December 31, 2008, the cumulative effect of such adjustments decreased stockholders’ equity by approximately $65,000 and approximately $58,000, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2009 and 2008 has been computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$5,841	$5,818	$11,378	$10,135
Foreign currency translation	62	(33)	(7)	156
Comprehensive income	$5,903	$5,785	$11,371	$10,291

4.  Stock-based Compensation.  Stock-based compensation expense for the three and six-month periods ended June 30, 2009 and 2008 has been categorized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$43	$35	$93	$(3)
Research and development	14	10	27	10
Selling, general and administrative	220	194	455	330
Stock-based compensation	$277	$239	$575	$337

The excess income tax benefit created from the exercises of stock options was $50,000 and $422,000 for the three and six-month periods ended June 30, 2009, respectively, when compared to $47,000 and $310,000 for the three and six-month periods ended June 30, 2008, respectively.  As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.5 million and is expected to be recognized over a weighted average period of 3.54 years. During the six months ended June 30, 2009, there were no stock award grants and during the six months ended June 30, 2008, we granted 499,000 stock awards.  We use the Black-Scholes methodology to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

Six Months
Ended June 30,
	2009	2008
Risk-free interest rate	N/A	3.24-3.55%
Expected option life	N/A	4.2-6
Expected price volatility	N/A	38-41-66.00%

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

5.  Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands):

	Three Months			Six Months
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Ended June 30, 2009:
Basic EPS	$5,841	27,924	$0.21	$11,378	27,990	$0.41
Effect of dilutive stock options and warrants		503			497

Diluted EPS	$5,841	28,427	$0.21	$11,378	28,487	$0.40

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,360			1,692

Ended June 30, 2008:
Basic EPS	$5,818	27,603	$0.21	$10,135	27,547	$0.37
Effect of dilutive stock options and warrants		722			764

Diluted EPS	$5,818	28,325	$0.21	$10,135	28,311	$0.36

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,083			1,045

6.  Acquisitions.  On June 2, 2009, we entered into an asset purchase agreement with Hatch Medical, L.L.C., a Georgia limited liability corporation (“Hatch”), to purchase an EN Snare® foreign body retrieval system.  We paid $14 million in June 2009 and have accrued an additional $7 million in other payables, which is payable on December 31, 2009.  Our financial statements for the three and six months ended June 30, 2009 reflect royalty income subsequent to the acquisition date of approximately $143,000 and  net income of approximately $43,000, related to the Hatch  acquisition.

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

Assets Acquired
Intangibles
Developed technology	8,100
Customer list	590
Non-compete	240
Trademark	650
Goodwill	11,420
Total assets acquried	21,000

Liabilities Assumed	None

Net assets acquired	$21,000

We intend to amortize developed technology over 11 years, customer lists on an accelerated basis over seven months, a non-compete covenant over seven years and a trademark over fifteen years.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired operations with our historical operations.  The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation (“Alveolus”), to purchase their non-vascular interventional stents used for esophageal, tracheobronchial, and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus is approximately $1.0 million, of which $49,000 is expected to be uncollectible.  Our consolidated financial statements for the three and six-month periods ended June 30, 2009 reflect sales subsequent to the acquisition date of approximately $1.8 million and $2.3 million, respectively, and a net loss of approximately $780,000 and $1.0 million (includes approximately $220,000 net of tax  in legal and accounting costs incurred in the first quarter of 2009), respectively,  related to our Alveolus acquisition.  We are in the process of finalizing our valuation of certain tangible and intangible assets, and residual goodwill.  Slight changes were made to the assets acquired and liabilities assumed during the three-month period ended June 30, 2009, but we do not believe those changes are material to our financial statements.   We intend to complete the purchase price allocation no later than one year from the date of acquisition, and that allocation may change as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$2,010
Trade receivable	974
Other assets	241
Property and equipment	547
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	7,759
Total assets acquired	20,131

Liabilities Assumed
Accounts payable	467
Other liabilities	572
Total liabilities assumed	1,039

Net assets acquired	$19,092

We intend to amortize developed technology and trademarks over 15 years and customer lists on an accelerated basis over 7 years.  We intend to amortize in-process research and development over 15 years, which will begin once the product is successfully launched in the market.   The acquired trademarks are scheduled to renew in 4.03 years (based on a weighted-average, from June 30, 2009 until the trademark renewal date).  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for 15 years.

On March 3, 2009, we paid $500,000 to GMA Company, Ltd (“GMA”) representing the final payment due on our distribution agreement.  The total amount paid to GMA under this agreement was approximately $2.0 million and was allocated as a distribution agreement and we anticipate that it will be amortized over an estimated life of 11 years.

On February 19, 2009, we entered into an asset purchase and supply agreement with Biosearch Medical Products, Inc., a New Jersey  corporation (“Biosearch”), to purchase a bipolar coagulation probe and grafted biliary stents.  We paid $1.1 million in February 2009 and paid an additional $500,000 in June 2009.  Our financial statements for the three and six-month periods ended June 30, 2009 reflect sales subsequent to the acquisition date of approximately $366,000 and $499,000, respectively, and  net income of approximately $60,000 and $90,000, respectively,  related to the Biosearch acquisition.

We are in the process of finalizing our valuation of tangible and intangible assets, and residual goodwill.  We intend to complete the purchase price allocation no later than one year from the date of acquisition, and may change that allocation as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$214
Propery and equipment	31
Intangibles
Developed technology	380
Customer lists	660
Non-compete	25
Goodwill	290
Total assets acquried	1,600

Liabilities Assumed	None

Net assets acquired	$1,600

We intend to amortize developed technology over 15 years, customer lists on an accelerated basis over eight years, and a non-compete covenant over seven years.

The following table summarizes our unaudited consolidated result of operations for the three and six-month periods ended June 30, 2009 and 2008, as well as the unaudited pro forma consolidated results of operations as though the Hatch, Alveolus and Biosearch acquisitions had occurred on January 1, 2008:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$64,837	$65,091	$57,441	$60,270
Net income	5,841	5,912	5,818	4,980
Earnings per common share:
Basic	$.21	$.21	$.21	$.18
Diluted	$.21	$.21	$.21	$.18

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$123,208	$125,660	$110,994	$116,875
Net income	11,378	11,318	10,135	8,977
Earnings per common share:
Basic	$.41	$.40	$.37	$.33
Diluted	$.40	$.40	$.36	$.32

The unaudited pro forma condensed consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if Alveolus, Biosearch and Hatch had been acquired the beginning of 2008, or results that may be obtained in any future period.

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

7.  Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, the FASB Accounting Standards Codification (“Codification”).  Codification will become the source of authoritative U.S. General Accepted Accounting Principles (“GAAP’) recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority.  The Codification becomes effective for interim and annual periods ending after September 15, 2009.  We will apply the Codification in the third quarter of fiscal 2009.  The adoption of the Codification will not have an effect on our financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which provides guidance on the assessment of subsequent events.  This statement defines the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the required disclosures for such events.  The statement is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this statement in the second quarter of 2009.  We have performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

In April 2009, the FASB staff issued Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1, respectively”). FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The adoption of this pronouncement did not have a material impact on our consolidated financial statements six months ended June 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We adopted the provisions of SFAS No. 141(R) on January 1, 2009; however, the effect of adoption on our consolidated financial statements will depend upon the nature of any acquisitions completed after adoption.  We expensed costs related to the acquisitions of Alveolus, Biosearch and Hatch of approximately $374,000 during the six months ended June 30, 2009, which would have been capitalized under SFAS No. 141.

8.  Income Taxes.  Our overall effective tax rate for the three months ended June 30, 2009 and 2008 was 35.0% and 36.5%, respectively.  Our overall effective tax rate for the six months ended June 30, 2009 and 2008 was 33.3% and 36.3%.  The decrease in the effective income tax rate for the three and six months ended June 30, 2009, when compared to the prior year period, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

9.  Fair Value Measurements.  The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$2,730		$2,730

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees.

During the six months ended June 30, 2009, we had a write-off of approximately $72,000 related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and equivalents,  receivables and trade payables approximates fair value.

10.  Goodwill and Intangible Assets.  The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

Goodwill balance at December 31, 2008	$13,048
Additions as the result of acquistions	19,519
Goodwill balance at June 30, 2009	$32,567

During the six months ended June 30, 2009, we paid $50,000 to Lightek Corporation related to their achieving certain sales level in our agreement dated July 17, 2007.   This amount was included as part of goodwill.

Intangible assets at June 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenant not to compete	$315	$(18)	$297	$50	$(18)	$32
Customer lists	4,755	(1,405)	3,350	2,465	(1,073)	1,392
Developed technology	15,969	(297)	15,672	1,730	(119)	1,611
Distribution agreement	2,401	(259)	2,142	1,901	(178)	1,723
In-process research and development *	400		400
License agreements	403	(346)	57	403	(242)	161
Patents	3,414	(1,118)	2,296	2,704	(1,019)	1,685
Royalty agreements	267	(186)	81	267	(159)	108
Trademark	2,565	(357)	2,208	515	(314)	201

Total	$30,489	$(3,986)	$26,503	$10,035	$(3,122)	$6,913

* In-process research and development was capitalized as per the adoption of SFAS No. 141(R), in connection with our acquisition of Alveolus.  Our in process research and development intangible is currently not subject to amortization but amortization will commence upon the related product launch.

The aggregate amortization expense for the six months ended June 30, 2009 was approximately $864,000.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Remaining 2009	$1,586
2010	2,599
2011	2,236
2012	2,039
2013	1,986

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

Overview

For the quarter ended June 30, 2009, we reported record revenues of $64.8 million, up 13% from the three months ended June 30, 2008 of $57.4 million.  Revenues for the six months ended June 30, 2009 were a record $123.2 million, compared with $111.0 million for the first six months of 2008, a gain of 11%.

Gross margins were 43.4% and 43.0% of sales for the three and six-month periods ended June 30, 2009, respectively, compared to 42.7% and 41.5% of sales for the three and six-month periods ended June 30, 2008, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. dollar exchange rate which reduced our unit costs in our Irish operations. During 2009, we plan to implement new automation and manufacturing cost-saving improvements related to logistics and product labeling, and introduce new products through organic growth and acquisitions, which we believe will increase our average product margins.

Net income for the period ended June 30, 2009 was $5.8 million, or $0.21 per share, compared to $5.8 million, or $0.21 per share, for the comparable period of 2008.  Net income for the six-month period ended June 30, 2009 was $11.4 million, up 12% to $0.40 per share, compared to $10.1 million, or $0.36 per share, for the comparable period of 2008. When compared to the prior year period, net income for the six months ended June 30, 2009 was primarily affected by higher sales and gross margins, and a lower effective income tax rate, all of which offset  higher selling, general and administrative expenses and research and development expenses, primarily associated with our acquisitions of Alveolus and Biosearch in the first quarter of 2009, and the acquisition of Hatch in the second quarter of 2009.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	43.4	42.7	43.0	41.5
Selling, general and administrative expenses	25.1	22.4	25.3	23.3
Research and development expenses	4.5	4.6	4.0	4.1
Income from operations	13.8	15.7	13.7	14.1
Other income	0.0	0.3	0.2	0.3
Net income	9.0	10.1	9.2	9.1

Sales.  Sales for the three months ended June 30, 2009 increased by 13%, or approximately $7.4 million, compared to the same period of 2008.   Sales for the six months ended June 30, 2009 increased by 11%, or approximately $12.2 million, compared to the same period of 2008.   We report sales in five product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% Change	2009	2008	% Change	2009	2008
Stand-alone devices	11%	$19,587	$17,573	10%	$37,021	$33,523
Custom kits and procedure trays	16%	19,280	16,610	13%	36,677	32,376
Inflation devices	(6)%	14,707	15,726	(5)%	28,994	30,647
Catheters	20%	9,070	7,532	23%	17,704	14,448
Gastroenterology devices		2,193			2,812
Total	13%	$64,837	$57,441	11%	$123,208	$110,994

The sales growth of 13% for the second quarter of 2009, and the sales growth of 11% for the six month-period ended June 30, 2009, when compared to the comparable periods of 2008, was favorably affected by increased sales  of custom kits and procedure trays, gastroenterology devices related to the recent acquisition of Alveolus during the first quarter of 2009, stand-alone devices (maps, needles and stopcocks), and  catheters (particularly our Prelude® sheath product line, Mini access catheter product line, and Resolve® locking draining catheter line).  These sales increases helped offset a decrease in sales of 1.9% related to the exchange rate between our foreign currencies (primarily the Euro) for the three and six months ended June 30, 2009 and the U.S. Dollar and a decrease in inflation device sales to an OEM customer of 2.0% and 1.6% respectively, for the three and six months ended June 30, 2009, when compared to the corresponding periods of 2008.

Gross Profit.  Gross margins were 43.4% and 43.0% of sales for the three and six-month periods ended June 30, 2009, respectively, compared to 42.7% and 41.5% of sales for the three and six-month periods ended June 30, 2008, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. Dollar exchange rate which reduced our unit costs in our Irish operations.

Operating Expenses.  Selling, general and administrative expenses increased to 25.1% of sales for the three months ended June 30, 2009, compared with 22.4% of sales for the three months ended June 30, 2008.   For the six months ended June 30, 2009, selling, general and administrative expenses increased to 25.3% compared with 23.3% of sales for the six months ended June 30, 2008.  Selling, general and administrative expenses increased

27% to $16.4 million for the three months ended June 30, 2009 from $12.8 million for the three months ended June 30, 2008.  Selling, general and administrative expenses increased 20% to $31.1 million for the six months ended June 30, 2009 from $25.9 million for the six months ended June 30, 2008.  These expense increases were primarily due to the increased expense associated with our operation of the business and assets we acquired from Alveolus, and the hiring of additional domestic and international sales representatives. Research and development expenses decreased to 4.5% of sales for the three months ended June 30, 2009, compared with 4.6% of sales for the three months ended June 30, 2008.      Research and development expenses decreased to 4.0% of sales for the six months ended June 30, 2009, compared to 4.1% of sales for the six months ended June 30, 2008.  Research and development expenses increased 9% to $2.9 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009 research and development expenses increased 9% to $5.0 million from $4.6 million during the six months ended June 30, 2008.  The increase in expenses related, in large part, to the Alveolus acquisition.

Other Income (Expense).  Other income for the second quarter of 2009 was approximately $22,000, compared to other income of approximately $146,000 for the comparable period in 2008.  Other income for the six months ended June 30, 2009 was approximately $196,000, compared to other income of approximately $291,000 for the corresponding period in 2008.  The net change in other income for the three and six-month periods ended June 30, 2009, when compared to the comparable periods in 2008, was primarily the result of a decrease in interest income attributable to lower average cash balances, when compared to the corresponding periods in 2008.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2009 was 35.0%, compared to 36.5% for the corresponding period of 2008.  For the six months ended June 30, 2009, our effective tax rate was 33.3%, compared to 36.3% for the comparable period in 2008.  The decrease in the effective tax rate for the three and six-month periods ended June 30, 2009, when compared to the corresponding periods of 2008, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

Income.  During the second quarter of 2009, and the comparable period of 2008, we reported income from operations of approximately $9.0 million.  For the six months ended June 30, 2009, we reported income from operations of $16.9 million, an increase of 8% from $15.6 million for the comparable period in 2008. When compared to the corresponding period of 2008, income from operations for the six-month period ended June 30, 2009, was positively affected by increased sales volumes and higher gross margins.  These factors, along with a lower effective income tax rate, helped offset higher selling, general and administrative expenses and research and development expenses, primarily associated with our acquisition of Alveolus in the first quarter of 2009, and contributed to net income of $5.8 and $11.4 million for the three and six-month periods ended June 30, 2009, respectively, compared to net income of $5.8 million and $10.1 million for the same periods of 2008.

Liquidity and Capital Resources

Our working capital as of June 30, 2009 and December 31, 2008 was $51.6 million and $84.3 million, respectively.  The decrease in working capital was primarily the result of a decrease in cash related to the Alveolus, Biosearch and Hatch acquisitions, for a total of $34.7 million and the repurchase of common stock for $2.5 million.  As of June 30, 2009, we had a current ratio of 2.4 to 1.

On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30 million, expiring on December 7, 2010. During the quarter ended June 30, 2009, we borrowed on a temporary basis $10.0 million to close our Hatch acquisition.  In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1.0 million, expiring on December 1, 2009.  We had $0 outstanding under our lines of credit at June 30, 2009.  We generated cash from operations of $17.2 million for the six months ended June 30, 2009.

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

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This analysis requires similar significant judgments as those discussed above regarding goodwill, except for cash flows are based on an undiscounted cash flow to determine the fair value of the intangible.  All of our intangible assets are subject to amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Swiss and Danish Kroner.    Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($6.3 million, representing approximately 9.8% of aggregate revenues), for the quarter ended June 30, 2009 was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain expenses are also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the quarter ended June 30, 2009, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $1.2 million and an increase of 0.14% in gross profit.

On May 29, 2009, we forecasted a net exposure for June 30, 2009 representing the difference between Euro- and GBP-denominated receivables and Euro and GBP denominated payables of approximately 115,000 Euros and 268,000 GBPs, respectively.  In order to partially offset such risks, on May 29, 2009, we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended June 30, 2009, we recorded a net loss of approximately $6,000 on these transactions executed during the quarter ended June 30, 2009, in an effort to limit our exposure to exchange rate fluctuations between the Euro and GBP against the U.S. Dollar.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at June 30, 2009 was not material to our financial condition.

As of June 30, 2009, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of June 30, 2009, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2009 we held our 2009 Annual Meeting of Shareholders (the “Annual Meeting”) at which our shareholders considered and voted as follows on the items described below:

1.  The shareholders considered whether to elect the following persons as directors, each to serve for a term of three years, as indicated below, or until his respective successor shall have been duly elected and shall qualify:

	Votes
	Received	Withheld
Fred P. Lampropoulos	24,978,594	869,970
Franklin J Miller, M.D.	24,916,156	932,408

In addition to the directors elected at the Annual Meeting, the terms of Rex C. Bean, Richard W. Edelman, Michael E. Stillabower, M.D., Kent W. Stanger and James J. Ellis continue after the meeting.  The terms of Messrs. Bean and Edelman, and Dr. Stillabower are scheduled to expire in 2010.    The terms of Messrs. Stanger and Ellis are scheduled to expire in 2011.

2.  Our shareholders also considered a proposal to amend the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”) as amended, for the purpose of  increasing the number of shares of our common stock authorized for the grant of awards under the Incentive Plan from 1,500,000 shares to 3,000,000 shares,  modifying the Incentive Plan’s definition of “Change in Control” to eliminate the discretionary ability of our Board of Directors to determine that certain non-specified events constitute a Change in Control, and  reducing the stock transfer threshold for determination of a Change in Control under the Incentive Plan from 50% of the total voting power of our outstanding securities to 30% of the total voting power of our outstanding securities.  There were 20,154,418 votes cast in favor of the proposal, 3,407,213 votes cast against the proposal and 163,669 votes abstained.

3.  Our shareholders also considered a proposal to ratify the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 31, 2009.  There were 25,344,989 votes cast in favor of the proposal, 406,731 votes cast against the proposal, and 96,844 votes abstained.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 6, 2009	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 6, 2009	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER