Form 10-Q
period 2009-09-30
MERIT MEDICAL SYSTEMS INC
filed 2009-11-05
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller public company. . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	28,087,311
Title or class	Number of Shares
Outstanding at November 2, 2009

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,763	$34,030
Trade receivables - net of allowances of $650 and $505, respectively	31,812	27,749
Employee receivables	171	126
Other receivables	465	818
Inventories	48,036	38,358
Prepaid expenses and other assets	1,832	985
Deferred income tax assets	2,783	2,782
Income tax refunds receivable	667	607

Total current assets	91,529	105,455

PROPERTY AND EQUIPMENT:
Land and land improvements	9,776	7,992
Building	50,000	49,793
Manufacturing equipment	75,019	68,184
Furniture and fixtures	15,550	16,689
Leasehold improvements	10,122	9,868
Construction-in-progress	11,476	7,599

Total	171,943	160,125
Less accumulated depreciation	(60,749)	(56,186)

Property and equipment—net	111,194	103,939

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $4,720 and $3,122, respectively	25,899	6,913
Goodwill	32,849	13,048
Other assets	3,030	2,325
Deferred income tax assets	38	23
Deposits	92	73

Total other assets	61,908	22,382

TOTAL ASSETS	$264,631	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In thousands - unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$13,570	$10,622
Other payables	7,000
Accrued expenses	13,213	9,973
Advances from employees	405	211
Income taxes payable	1,472	366

Total current liabilities	35,660	21,172

DEFERRED INCOME TAX LIABILITIES	8,788	8,771

LIABILITIES RELATED TO UNRECOGNIZED TAX POSITIONS	2,681	2,818

DEFERRED COMPENSATION PAYABLE	3,048	2,348

DEFERRED CREDITS	1,903	1,994

OTHER LONG-TERM OBLIGATIONS	461	368

Total liabilities	52,541	37,471

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of September 30, 2009 and December 31, 2008; no shares issued
Common stock—no par value; 100,000 shares authorized; 28,059 and 28,093 shares issued at September 30, 2009 and December 31, 2008, respectively	62,012	61,689
Retained earnings	150,137	132,674
Accumulated other comprehensive loss	(59)	(58)

Total stockholders’ equity	212,090	194,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,631	$231,776

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands, except earnings per common share - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES	$66,759	$58,153	$189,967	$169,147

COST OF SALES	38,224	34,469	108,481	99,369

GROSS PROFIT	28,535	23,684	81,486	69,778

OPERATING EXPENSES:
Selling, general, and administrative	16,780	14,329	47,896	40,240
Research and development	3,292	2,186	8,264	6,756

Total operating expenses	20,072	16,515	56,160	46,996

INCOME FROM OPERATIONS	8,463	7,169	25,326	22,782

OTHER INCOME (EXPENSE):
Interest income	14	183	164	495
Other income (expense) - net	(43)	46	3	25

Other income (expense) - net	(29)	229	167	520

INCOME BEFORE INCOME TAXES	8,434	7,398	25,493	23,302

INCOME TAX EXPENSE	2,349	2,198	8,030	7,967

NET INCOME	$6,085	$5,200	$17,463	$15,335

EARNINGS PER COMMON SHARE:
Basic	$.22	$.19	$.62	$.55
Diluted	$.21	$.18	$.61	$.54

AVERAGE COMMON SHARES:
Basic	27,970	27,900	27,983	27,669
Diluted	28,690	28,812	28,555	28,482

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,463	$15,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,980	7,680
Losses on sales and/or abandonment of property and equipment	217	541
Write-off of a certain patent and trademarks	158	76
Amortization of deferred credits	(92)	(82)
Purchase of trading investments	(339)	(290)
Net unrealized (gains)/losses on trading investments	(365)	343
Deferred income taxes	(21)	(1,272)
Stock-based compensation	880	630
Excess tax benefit attributable to appreciation of common stock options exercised	(761)	(2,147)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(2,910)	119
Employee receivables	(39)	21
Other receivables	352	431
Inventories	(7,736)	(4,131)
Prepaid expenses and other assets	(596)	(196)
Income tax refund receivable	(59)	(813)
Deposits	(19)	5
Trade payables	3,102	472
Accrued expenses	2,605	1,795
Advances from employees	187	137
Income taxes payable	1,859	1,690
Liabilities related to unrecognized tax positions	(137)	(1,227)
Deferred compensation payable	700	(55)
Other long-term obligations	75	(53)

Total adjustments	6,041	3,674

Net cash provided by operating activities	23,504	19,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Purchase of marketable securities available for sale		(1,030)
Property and equipment	(15,059)	(10,126)
Patents and trademarks	(1,005)	(329)
Proceeds from the sale of property and equipment	23	25
Cash paid in acquisitions	(35,242)	(2,113)

Net cash used in investing activities	(51,283)	(13,573)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,410	$5,782
Additions to long-term debt	10,000
Payment on long-term debt	(10,000)
Payment of taxes related to an exchange of common stock	(254)
Common stock repurchased and retired	(2,474)
Excess tax benefits from stock-based compensation	761	2,147

Net cash (used in) provided by financing activities	(557)	7,929

EFFECT OF EXCHANGE RATES ON CASH	69	142

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(28,267)	13,507

CASH AND CASH EQUIVALENTS:
Beginning of period	34,030	17,574

End of period	$5,763	$31,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$40	$14

Income taxes	$6,380	$9,613

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,694	$2,463

Accrued purchase price	$7,000	$1,500

During the nine months ended September 30, 2009, 23,829 shares of Merit’s common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $254,000, related to the exercise of stock options.  The shares were valued based upon the closing price of the Merit’s common stock on the surrender date.

During the nine months ended September 30, 2009, 21,556 shares of the Merit’s common stock, with a value of approximately $230,000 were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2009 and 2008 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2009, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2009 and 2008. The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Finished goods	$20,173	$17,818
Work-in-process	8,570	4,790
Raw materials	19,293	15,750

Total	$48,036	$38,358

3.   Reporting Comprehensive Income.  Comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008 consisted of net income and foreign currency translation adjustments.  As of September 30, 2009 and December 31, 2008, the cumulative effect of such adjustments decreased stockholders’ equity by approximately $59,000 and approximately $58,000, respectively.  Comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$6,085	$5,200	$17,463	$15,335
Foreign currency translation gains(losses)	(6)	(83)	1	74
Unrealized depreciation on marketable securities available for sale		(83)		(83)
Comprehensive income	$6,079	$5,034	$17,464	$15,326

4. Stock-based Compensation.  Stock-based compensation expense for the three and nine-month periods ended September 30, 2009 and 2008 has been categorized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$61	$48	$154	$45
Research and development	16	13	43	23
Selling, general and administrative	228	232	683	562
Stock-based compensation	$305	$293	$880	$630

The excess income tax benefit created from the exercises of stock options was approximately $339,000 and $761,000 for the three and nine-month periods ended September 30, 2009, respectively, and approximately $1.8 million and $2.1 million for the three and nine-month periods ended September 30, 2008, respectively.  As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.3 million and is expected to be recognized over a weighted average period of 3.6 years. During the nine months ended September 30, 2009 and 2008, we granted 140,000 and 499,000 stock awards, respectively.  We use the Black-Scholes methodology to value the stock compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.70%	3.24-3.55%
Expected option life	6.0 years	4.2-6 years
Expected price volatility	42.40%	38-41.66%

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

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands, except earnings per common share):

	Three Months			Nine Months
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Ended September 30, 2009:
Basic EPS	$6,085	27,970	$0.22	$17,463	27,983	$0.62
Effect of dilutive stock options and warrants		720			572

Diluted EPS	$6,085	28,690	$0.21	$17,463	28,555	$0.61

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		529			1,305

Ended September 30, 2008:
Basic EPS	$5,200	27,900	$0.19	$15,335	27,669	$0.55
Effect of dilutive stock options and warrants		912			813

Diluted EPS	$5,200	28,812	$0.18	$15,335	28,482	$0.54

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		449			797

6. Acquisitions.  On June 2, 2009, we entered into an asset purchase agreement with Hatch Medical, L.L.C., a Georgia limited liability company (“Hatch”), to purchase assets associated with the EN Snare® foreign body retrieval system.  We paid Hatch $14 million in June 2009 and have accrued an additional $7 million in other payables, which is payable on December 31, 2009.  Our consolidated financial statements for the three and nine-month periods ended September  30, 2009 reflect royalty income subsequent to the acquisition date of approximately $431,000 and $574,000, respectively, and a net income of approximately $115,000 and $158,000, respectively,  related to our Hatch acquisition.  We are in the process of finalizing our valuation of tangible and intangible assets, and residual goodwill acquired in the transaction.  The purchase price allocation will be completed no later than one year from the date of acquisition, and may change as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Intangibles
Developed technology	8,100
Customer lists	590
Non-compete	240
Trademark	650
Goodwill	11,420
Total assets acquried	21,000

Liabilities Assumed	None

Net assets acquired	$21,000

We intend to amortize the developed technology over 11 years, customer lists on an accelerated basis over seven months, a non-compete covenant over seven years and a trademark over 15 years.

On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation (“Alveolus”), to purchase their non-vascular interventional stents used for esophageal, tracheobronchial, and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus is approximately $1.0 million, of which $49,000 was expected to be uncollectible.  Our consolidated financial statements for the three and nine-month periods ended September 30, 2009 reflect sales subsequent to the acquisition date of approximately $2.1 million and $4.4 million, respectively, and a net loss of approximately ($709,000) and ($1.8 million), respectively,  related to our acquisition of the Alveolus assets.  We are in the process of finalizing our valuation of certain tangible and intangible assets, and residual goodwill associated with the acquisition.  Slight changes have been made to the assets acquired and liabilities assumed during the six-month period ended September 30, 2009, but we do not believe those changes are material to our financial statements.   We intend to complete the purchase price allocation no later than one year from the date of acquisition, and that allocation may change as more detailed analyses are completed and additional information about fair value of the acquired assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$1,728
Trade receivable	974
Other assets	241
Property and equipment	547
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	8,041
Total assets acquired	20,131

Liabilities Assumed
Accounts payable	467
Other liabilities	572
Total liabilities assumed	1,039

Net assets acquired	$19,092

We intend to amortize the developed technology and trademarks over 15 years and customer lists on an accelerated basis over seven years.  We intend to amortize the in-process research and development over 15 years, which will begin if the resulting product is successfully launched in the market.   The acquired trademarks are scheduled to renew in 3.77 years (based on a weighted-average, from September 30, 2009 until the trademark renewal date).  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of  15 years from the acquisition date.

On March 3, 2009, we paid $500,000 to GMA Company, Ltd (“GMA”) representing the final payment due on our distribution agreement.  The total amount paid to GMA under this agreement was approximately $2.0 million and was allocated as a distribution agreement and we anticipate that it will be amortized over an estimated life of 11 years.

On February 19, 2009, we entered into an asset purchase and supply agreement with Biosearch Medical Products, Inc., a New Jersey  corporation (“Biosearch”), to purchase a bipolar coagulation probe and grafted biliary stents.  We paid $1.1 million in February 2009 and paid an additional $500,000 in June 2009.  Our financial statements for the three and nine-month periods ended September 30, 2009 reflect sales subsequent to the acquisition date of approximately $596,000 and $1.1 million, respectively, and  net income of approximately $127,000 and $218,000, respectively,  related to the Biosearch acquisition.

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

The following table summarizes our unaudited consolidated result of operations for the three and nine-month periods ended September 30, 2009 and 2008, as well as the unaudited pro forma consolidated results of operations as though the Hatch, Alveolus and Biosearch acquisitions had occurred on January 1, 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$66,759	$66,759	$58,153	$60,962
Net income	6,085	6,085	5,200	4,601
Earnings per common share:
Basic	$.22	$.22	$.19	$.16
Diluted	$.21	$.21	$.18	$.16

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$189,967	$192,419	$169,147	$177,837
Net income	17,463	17,403	15,335	13,579
Earnings per common share:
Basic	$.62	$.62	$.55	$.49
Diluted	$.61	$.61	$.54	$.48

The unaudited pro forma condensed consolidated income statements set forth above are for informational purposes only and should not be considered indicative of actual results that would have been achieved if Alveolus, Biosearch and Hatch had been acquired the beginning of 2008, or results that may be obtained in any future period.

On January 29, 2008, we entered into an asset purchase and supply agreement with Micrus Endovascular Corporation, a Delaware corporation, to purchase three catheter platforms for $3.0 million dollars.  We paid $1.5 million in January 2008 and an additional $1.5 million in December of 2008.   We also paid $12,300 in acquisition costs.  The purchase price was allocated to inventories for approximately $144,000, customer lists for approximately $270,000, developed technology for approximately $330,000, and goodwill for approximately $2.3 million.  We are currently amortizing customer lists on an accelerated basis over 14 years, and developed technology over 15 years. Unaudited pro forma consolidated result of operations were not provided for the 2008 asset acquisitions, as their effects were not material.

7. Recent Accounting Pronouncements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our consolidated financial statements.

In June 2009, the FASB Accounting Standards Codification (“ASC”) issued ASC 105-10 Generally Accepted Accounting Principles - Overall (“ASC 105”).  ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue ASUs. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections.  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  We  adopted ASC 105 in the third quarter of fiscal 2009.  The adoption does not have an effect on our financial position or results of operations. However, because ASC 105 completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In June 2009, the FASB issued guidance now codified as FASB ASC 810-10, Consolidation ("ASC 810"). ASC 810 amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. ASC 810 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. We will be required to apply this guidance on January 1, 2010. We have not determined the impact that this guidance may have on our consolidated financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855-10, Subsequent Events, which provides guidance on the assessment of subsequent events.  This guidance defines the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the required disclosures for such events.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009.  We have performed an evaluation of subsequent events through November 5, 2009, which is the date our consolidated financial statements for the nine months ended September 30, 2009 were issued.

In April 2009, the FASB staff issued guidance now codified as FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825”). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

In December 2007, the FASB issued guidance now codified as FASB ASC 805-10, Business Combinations (“ASC 805”). ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree.  In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We adopted the provisions of ASC 805 on January 1, 2009. We expensed costs related to the Alveolus, Biosearch and Hatch acquisitions of approximately $374,000 during the nine months ended September 30, 2009, which would have been included in goodwill under previous guidance. The continued effect of adoption on our consolidated financial statements will depend upon the nature of any acquisitions completed after adoption.

8.  Income Taxes.  Our overall effective tax rate for the three months ended September 30, 2009 and 2008 was 27.8% and 29.7%, respectively.  Our overall effective tax rate for the nine months ended September 30, 2009 and 2008 was 31.5% and 34.2%, respectively.  The decrease in the effective income tax rate for the three and nine months ended September 30, 2009, when compared to the prior year period, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations and research and development tax credits generated from our Irish operations.

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

Level 3: Unobservable inputs that are not corroborated by market

The following table identifies our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$3,030		$3,030

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees.

During the three and nine-month periods ended September 30, 2009, we had a write-off of approximately $86,000 and approximately $158,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and cash equivalents, receivables and trade payables approximates fair value.

10.   Goodwill and Intangible Assets.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

Goodwill balance at December 31, 2008	$13,048
Additions as the result of acquistions	19,801
Goodwill balance at September 30, 2009	$32,849

During the nine months ended September 30, 2009, we paid $50,000 to Lightek Corporation related to their achieving certain sales level in our agreement dated July 17, 2007.   This amount was included as part of goodwill.

Intangible assets at September 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenant not to compete	$315	$(22)	$293	$50	$(18)	$32
Customer lists	4,755	(1,935)	2,820	2,465	(1,073)	1,392
Developed technology	15,969	(415)	15,554	1,730	(119)	1,611
Distribution agreement	2,401	(322)	2,079	1,901	(178)	1,723
In-process research and development *	400		400
License agreements	403	(276)	127	403	(242)	161
Patents	3,571	(1,169)	2,402	2,704	(1,019)	1,685
Royalty agreements	267	(200)	67	267	(159)	108
Trademark	2,538	(381)	2,157	515	(314)	201

Total	$30,619	$(4,720)	$25,899	$10,035	$(3,122)	$6,913

* In-process research and development was capitalized in connection with our acquisition of Alveolus assets.  Our in-process research and development intangible is currently not subject to amortization but amortization will commence upon the related product launch.

The aggregate amortization expense for the nine months ended September 30, 2009 was approximately $1.6 million.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Remaining 2009	$796
2010	2,596
2011	2,233
2012	2,037
2013	1,984

11.  Subsequent Event.  On October 21, 2009, we completed a transaction with Vysera Biomedical Limited, a medical products developer based in Galway, Ireland (“Vysera”).  In the transaction, Merit and Vysera entered into an Exclusive License, Development and Supply Agreement, pursuant to which Vysera granted to us an exclusive license to use, modify and sell certain valve technology and biomaterial coating technology for medical devices (the “Licensed Technology”) and other intellectual property associated with the Licensed Technology, and to develop and market improvements to the Licensed Technology.  In the transaction, we also purchased 253,047 A Ordinary Shares of Vysera, for an aggregate price of €1,600,000.

Under the License Agreement, we paid Vysera a license fee of $1.5 million, and agreed to pay royalties on products sold by Merit that incorporate the Licensed Technology.  Vysera has agreed to supply valve products to us to be sold to our end users, to be incorporated into other Merit products, and to be further developed by us for other commercial uses.  The parties also granted to each other perpetual, royalty-free licenses to use crossover improvements they develop based upon the Licensed Technology.  Vysera has also agreed that, for the term of the License Agreement, it will not compete with us in the market for valve products.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, unanticipated consequences of Merit’s recent or future acquisitions; challenges associated with Merit’s efforts to pursue new market opportunities, including opportunities in the gastroenterology and pulmonary markets; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; downturn of the national economy and its effect on Merit’s revenues, collections and supplier relations; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of Merit’s revenues among a few products and procedures; development of new products and technology that could render Merit’s products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; and fluctuations in and obsolescence of inventory; volatility of the market price of Merit’s common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement procedures; changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

For the quarter ended September 30, 2009, we reported record revenues of $66.8 million, up 15% from the three months ended September 30, 2008 of $58.2 million.  Revenues for the nine months ended September 30, 2009 were a record $190.0 million, compared with $169.1 million for the first nine months of 2008, a gain of 12%.

Gross margins were 42.7% and 42.9% of sales for the three and nine-month periods ended September 30, 2009, respectively, compared to 40.7% and 41.3% of sales for the three and nine-month periods ended September 30, 2008, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. dollar exchange rate which reduced our unit costs in our Irish operations.

Net income for the three-month period ended September 30, 2009 was a record $6.1 million, up 17% to $0.21 per share, compared to $5.2 million, or $0.18 per share, for the comparable period of 2008.  Net income for the nine-month period ended September 30, 2009 was a record $17.5 million, up 14% to $0.61 per share, compared to $15.3 million, or $0.54 per share, for the comparable period of 2008. When compared to the corresponding periods of the prior year, net income for the three and nine-month periods ended September 30, 2009 was primarily affected by higher sales and gross margins, and a lower effective income tax rate, all of which offset higher selling, general and administrative expenses and research and development expenses, primarily associated with our acquisitions of the Alveolus assets in the first quarter of 2009, and our acquisition of the Hatch assets in the second quarter of 2009.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.7	40.7	42.9	41.3
Selling, general and administrative expenses	25.1	24.6	25.2	23.8
Research and development expenses	4.9	3.8	4.4	4.0
Income from operations	12.7	12.3	13.3	13.5
Other income	0.0	0.4	0.1	0.3
Net income	9.1	8.9	9.2	9.1

Sales.  Sales for the three months ended September 30, 2009 increased by 15%, or approximately $8.6 million, compared to the same period of 2008.   Sales for the nine months ended September 30, 2009 increased by 12%, or approximately $20.8 million, compared to the same period of 2008.   We report sales in five product categories.  Listed below are the sales relating to these product categories for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2009	2008	% Change	2009	2008
Stand-alone devices	13%	$19,494	$17,286	11%	$56,515	$50,809
Custom kits and procedure trays	12%	19,226	17,096	13%	55,903	49,472
Inflation devices	(2)%	15,205	15,564	(4)%	44,199	46,211
Catheters	23%	10,107	8,207	23%	27,811	22,655
Gastroenterology devices		2,727			5,539
Total	15%	$66,759	$58,153	12%	$189,967	$169,147

The sales growth of 15% for the third quarter of 2009, and the sales growth of 12% for the nine month-period ended September 30, 2009, when compared to the comparable periods of 2008, was favorably affected by increased sales of custom kits and procedure trays, stand-alone devices (maps, needles and stopcocks), gastroenterology devices related to our recent acquisition of the Alveolus assets during the first quarter of 2009, and catheters (particularly our Prelude® sheath product line, Mini access catheter product line, and Resolve® locking draining catheter line).  These sales increases helped offset a decrease in sales related to the exchange rate between our foreign currencies (primarily the Euro) and the U.S. Dollar of .9% and 1.5%, respectively, for the three month and nine-month periods ended September 30, 2009 and a decrease in inflation device sales to an OEM customer of 1.2% and 1.6% of total sales, respectively, for the three and nine months ended September 30, 2009, when compared to the corresponding periods of 2008.  Excluding sales to an OEM customer, inflation device sales were up 3% and 2% for the three and nine-month periods ended September 30, 2009, respectively, when compared to the comparable periods in 2008.

Gross Profit.  Gross margins were 42.7% and 42.9% of sales for the three and nine-month periods ended September 30, 2009, respectively, compared to 40.7% and 41.3% of sales for the three and nine-month periods ended September 30, 2008, respectively.  This improvement can be attributed primarily to lower average fixed overhead unit costs through increased productivity as fixed costs are shared over an increased number of units, reduction in material costs and a favorable Euro to U.S. Dollar exchange rate which reduced our unit costs in our Irish operations.

Operating Expenses.  Selling, general and administrative expenses increased to 25.1% of sales for the three months ended September 30, 2009, compared with 24.6% of sales for the three months ended September 30, 2008.   For the nine months ended September 30, 2009, selling, general and administrative expenses increased to 25.2% of sales compared with 23.8% of sales for the nine months ended September 30, 2008.  Selling, general and administrative expenses increased 17% to $16.8 million for the three months ended September 30, 2009 from $14.3 million for the three months ended September 30, 2008.  Selling, general and administrative expenses increased 19% to $47.9 million for the nine months ended September 30, 2009 from $40.2 million for the nine months ended September 30, 2008.  These expense increases were primarily due to the increased expense associated with our acquistion and operation of the business and assets acquired from Alveolus, and the hiring of additional domestic and international sales representatives. Research and development expenses increased to 4.9% of sales for the three months ended September 30, 2009, compared with 3.8% of sales for the three months ended September 30, 2008.      Research and development expenses increased to 4.4% of sales for the nine months ended September 30, 2009, compared to 4.0% of sales for the nine months ended September 30, 2008.  Research and development expenses increased 51% to $3.3 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 research and development expenses increased 22% to $8.3 million from $6.8 million during the nine months ended September 30, 2008.  The increase in research and development expenses related, in large part, to research and development projects for the Alveolus business we acquired and additional research and development projects that are nearing completion.

Other Income (Expense).  Other expense for the third quarter of 2009 was approximately $29,000, compared to other income of approximately $229,000 for the comparable period in 2008.  Other income for the nine months ended September 30, 2009 was approximately $167,000, compared to other income of approximately $520,000 for the corresponding period in 2008.  The net change in other income for the three and nine-month periods ended September 30, 2009, when compared to the comparable periods in 2008, was primarily the result of a decrease in interest income attributable to lower average cash balances, when compared to the corresponding periods in 2008.

Income Taxes.  Our overall effective tax rate for the three months ended September 30, 2009 and 2008 was 27.8% and 29.7%, respectively.  Our overall effective tax rate for the nine months ended September 30, 2009 and 2008 was 31.5% and 34.2%.  The decrease in the effective income tax rate for the three and nine months ended September 30, 2009, when compared to the corresponding periods of the prior year, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations and research and development tax credits generated from our Irish operations.

Income.  During the third quarter of 2009, we reported income from operations of approximately $8.5 million, an increase of 18% from approximately $7.2 million for the comparable period in 2008. For the nine months ended September 30, 2009, we reported income from operations of approximately $25.3 million, an increase of 11% from approximately $22.8 million for the comparable period in 2008. When compared to the prior year period, net income for the three and nine-month periods ended September 30, 2009 was primarily affected by higher sales and gross margins, and a lower effective income tax rate, all of which offset higher selling, general and administrative expenses and research and development expenses, primarily associated with our acquisitions of the Alveolus and Biosearch assets in the first quarter of 2009, and the acquisition of the Hatch assets in the second quarter of 2009. These factors, contributed to record income of $6.1 and $17.5 million for the three and nine-month periods ended September 30, 2009, respectively, compared to net income of $5.2 million and $15.3 million, respectively, for the same periods of 2008.

Liquidity and Capital Resources

Our working capital as of September 30, 2009 and December 31, 2008 was $55.9 million and $84.3 million, respectively.  The decrease in working capital was primarily the result of a decrease in cash resulting from our purchases of the Alveolus, Biosearch and Hatch assets, for a total of $34.7 million and the repurchase of common stock for $2.5 million, partially offset by an increase in inventory of $9.7 million.  As of September 30, 2009, we had a current ratio of 2.6 to 1.

On December 7, 2007, we entered into an unsecured loan agreement with Bank of America, whereby they agreed to provide us a line of credit in the amount of $30 million, expiring on December 7, 2010. During the quarter ended June 30, 2009, we borrowed $10.0 million on a temporary basis to close our acquisition of the Hatch assets.  In addition, on December 8, 2007, we entered into an unsecured loan agreement with Zion’s First National Bank, whereby they agreed to provide us with a line of credit in the amount of $1.0 million, expiring on December 1,

2009.  We had $0 outstanding under our lines of credit at September 30, 2009.  We generated cash from operations of $23.5 million for the nine months ended September 30, 2009.

Historically, we have incurred significant expenses in connection with product development and introduction of new products.  Substantial capital has also been required to finance the increase in our receivables and inventories associated with our increased sales. During the nine month period ended September 30, 2009, we used cash to purchase $15.0 million in property and equipment.  Our principal source of funding for these and other expenses has been cash generated from operations, sales of equity, cash from loans on equipment, and bank lines of credit.  We currently believe that our present sources of liquidity and capital are adequate to fund our current operations and for the foreseeable future.  We continue to make significant investments in property and equipment to increase production capacity, automate production equipment and launch new products.

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

Stock-Based Compensation.  Under the fair value recognition provisions, we measure share-based compensation cost at the grant date based on the value of the award and recognize the cost as an expense over the term of the vesting period.  Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes.  Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

Goodwill and Intangible Assets Impairment.  We test our goodwill balances as of July 1 of each year, during the third quarter of each year for impairment, or whenever impairment indicators arise.  We utilize several reporting units in evaluating goodwill for impairment.  We assess the estimated fair value of reporting units based on discounted future cash flows.  If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  This analysis requires similar significant judgments as those discussed above regarding goodwill, except for cash flows are based on an undiscounted cash flow to determine the fair value of the intangible.  All of our intangible assets are subject to amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Swiss and Danish Kroner.    Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($6.6 million, representing approximately 9.8% of aggregate revenues), for the quarter ended September 30, 2009 was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain expenses are also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the quarter ended September 30, 2009, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $628,000 and an increase of 0.33% in gross profit.

On August 31, 2009, we forecasted a net exposure for September 30, 2009 representing the difference between Euro- and GBP-denominated receivables and Euro and GBP denominated payables of approximately 175,000 Euros and 301,000 GBPs, respectively.  In order to partially offset such risks, on August 31, 2009, we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended September 30, 2009, we recorded a net loss of approximately $39,000 on foreign currency transactions.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at September 30, 2009 was not material to our financial condition.

As of September 30, 2009, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of September 30, 2009, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.   RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2008 (the “Annual Report”) includes a detailed discussion of risks and uncertainties which could adversely affect our future results. In addition to the risk factors set forth in our Annual Report, the following risk factor modifies and supplements, and should be read in conjunction with, the risk factors disclosed in the Annual Report.

Healthcare policy changes may have a material adverse effect on us.

Rising healthcare costs and interest in universal healthcare coverage in the United States continue to be topics of great interest domestically and internationally.  The U.S. Senate, the U.S. House of Representatives and the executive branch of our government are currently working on healthcare reform initiatives.  One proposed initiative, if passed, would require medical device companies to pay tax on certain U.S. sales.  This initiative, if passed, could have a material adverse effect on our financial position and results of operations.

Given the current political environment, we cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry could lower reimbursements on our products, which could adversely affect our business.

In addition to other information set forth in this Report, you should carefully consider the Risk Factors discussed in the Annual Report, which could materially affect our business, financial condition or future results.  The risks described in the Annual Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	November 5, 2009	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 5, 2009	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER