Form 10-Q
period 2010-03-31
MERIT MEDICAL SYSTEMS INC
filed 2010-05-07
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	28,186,716
Title or class	Number of Shares
Outstanding at May 5, 2010

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,992	$6,133
Trade receivables - net of allowances of $487 and $541, respectively	34,770	30,954
Employee receivables	129	145
Other receivables	644	827
Inventories	46,818	47,170
Prepaid expenses and other assets	2,238	1,801
Deferred income tax assets	3,287	3,289
Income tax refunds receivable	267	295

Total current assets	94,145	90,614

PROPERTY AND EQUIPMENT:
Land and land improvements	10,316	9,777
Building	50,295	50,040
Manufacturing equipment	78,965	77,069
Furniture and fixtures	16,390	15,586
Leasehold improvements	10,487	10,280
Construction-in-progress	14,371	13,968

Total	180,824	176,720
Less accumulated depreciation	(64,612)	(62,074)

Property and equipment—net	116,212	114,646

OTHER ASSETS:
Intangibles - net of accumulated amortization of $6,120 and $5,450, respectively	27,294	26,898
Goodwill	33,002	33,002
Other assets	6,483	6,353

Total other assets	66,779	66,253

TOTAL ASSETS	$277,136	$271,513

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,958	$13,352
Accrued expenses	12,761	12,196
Line of credit	6,500	7,000
Advances from employees	763	212
Income taxes payable	1,742	148

Total current liabilities	33,724	32,908

DEFERRED INCOME TAX LIABILITIES	11,098	11,251

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,945	2,945

DEFERRED COMPENSATION PAYABLE	3,441	3,382

DEFERRED CREDITS	1,846	1,874

OTHER LONG-TERM OBLIGATIONS	269	344

Total liabilities	53,323	52,704

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2010 and December 31, 2009; no shares issued
Common stock—no par value; 100,000 shares authorized; 28,187 and 28,181 shares issued at March 31, 2010 and December 31, 2009, respectively	64,214	63,690
Retained earnings	159,712	155,204
Accumulated other comprehensive loss	(113)	(85)

Total stockholders’ equity	223,813	218,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,136	$271,513

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands, except earnings per common share - unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET SALES	$67,432	$58,371

COST OF SALES	38,997	33,563

GROSS PROFIT	28,435	24,808

OPERATING EXPENSES:
Selling, general and administrative	19,032	14,829
Research and development	3,057	2,079

Total operating expenses	22,089	16,908

INCOME FROM OPERATIONS	6,346	7,900

OTHER INCOME (EXPENSE):
Interest income	8	122
Other income (expense) - net	(24)	52

Other income (expense) - net	(16)	174

INCOME BEFORE INCOME TAXES	6,330	8,074

INCOME TAX EXPENSE	1,822	2,537

NET INCOME	$4,508	$5,537

EARNINGS PER COMMON SHARE:
Basic	$.16	$.20
Diluted	$.16	$.19

AVERAGE COMMON SHARES:
Basic	28,181	28,057
Diluted	28,758	28,547

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,508	$5,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,290	2,681
Losses on sales and/or abandonment of property and equipment	108	205
Write-off of certain patents and trademarks	24	27
Amortization of deferred credits	(29)	(28)
Purchase of trading investments	(141)	(93)
Net unrealized (gains)/losses on trading investments	(33)	237
Deferred income taxes	1	2
Stock-based compensation	304	298
Excess tax benefit attributable to appreciation of common stock options exercised		(372)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(4,101)	(1,277)
Employee receivables	11	8
Other receivables	171	78
Inventories	353	(2,370)
Prepaid expenses and other assets	(451)	42
Income tax refund receivable	16	(23)
Deposits		(54)
Trade payables	(1,108)	1,781
Accrued expenses	(58)	570
Advances from employees	563	105
Income taxes payable	1,612	2,135
Deferred compensation payable	59	(143)
Other long-term obligations	(29)	2

Total adjustments	562	3,811

Net cash provided by operating activities	5,070	9,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(4,322)	(3,323)
Patents and trademarks	(218)	(593)
Proceeds from the sale of property and equipment	7	5
Cash paid in acquisitions	(250)	(20,658)

Net cash used in investing activities	(4,783)	(24,569)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$220	$101
Borrowings on line of credit	1,500
Payments on line of credit	(2,000)
Payment of taxes related to an exchange of common stock		(254)
Common stock repurchased and retired		(2,474)
Excess tax benefits from stock-based compensation		372

Net cash used in financing activities	(280)	(2,255)

EFFECT OF EXCHANGE RATES ON CASH	(148)	(124)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(141)	(17,600)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,133	34,030

End of period	$5,992	$16,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$30	$2

Income taxes	$353	$463

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,619	$1,689

Accrued purchase price	$750	$533

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2010 and 2009 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2010, and our results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Finished goods	$21,693	$24,502
Work-in-process	8,170	5,542
Raw materials	16,955	17,126

Total	$46,818	$47,170

3.   Comprehensive Income.  Comprehensive income for the three month periods ended March 31, 2010 and 2009 consisted of net income and foreign currency translation adjustments.  As of March 31, 2010 and December 31, 2009, the cumulative effect of such adjustments decreased stockholders’ equity by approximately $113,000 and $85,000, respectively.  Comprehensive income for the three month periods ended March 31, 2010 and 2009 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$4,508	$5,537
Foreign currency translation losses	(28)	(69)
Comprehensive income	$4,480	$5,468

4.   Stock-based Compensation.  Stock-based compensation expense for the three month periods ended March 31, 2010 and 2009 has been categorized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$51	$50
Research and development	14	13
Selling, general and administrative	239	235
Stock-based compensation	$304	$298

The excess income tax benefit created from the exercises of stock options was approximately $0 and $372,000 for the three month periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $3.6 million and is expected to be recognized over a weighted average period of 3.1 years. We use the Black-Scholes methodology to value the stock-based compensation expense for options.

5.   Earnings Per Common Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands, except per share amounts):

	Net		Per Share
	Income	Shares	Amount
Three months ended March 31, 2010:
Basic EPS	$4,508	28,181	$0.16
Effect of dilutive stock options and warrants		577

Diluted EPS	$4,508	28,758	$0.16

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,049

Three months ended March 31, 2009:
Basic EPS	$5,537	28,057	$0.20
Effect of dilutive stock options and warrants		490

Diluted EPS	$5,537	28,547	$0.19

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		2,025

6.   Acquisitions.  On February 19, 2010, we entered into a manufacturing and technology license agreement with a medical device manufacturer for certain medical products.  We made an initial payment of $250,000 in February of 2010 and have accrued an additional $750,000 in accrued expenses.  The additional payments are payable upon reaching certain milestones set forth in the agreement.  We believe there is a reasonable likelihood that we will be required to make those payments.  We have included the $1.0 million intangible asset in license agreements and intend to amortize the asset over an estimated life of 10 years.

On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation, (“Alveolus”) to purchase their non-vascular interventional stents used for esophageal, tracheobronchial and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus was approximately $1.0 million, of which $49,000 was expected to be uncollectible.  Our consolidated financial statements for the three months ended March 31, 2010 and 2009 reflect sales subsequent to the acquisition date of approximately $1.9 million and $486,000, respectively, and a net loss of approximately $560,000 and $146,000, respectively, related to our acquisition of the Alveolus assets.  The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$1,741
Trade receivables	974
Other assets	241
Property and equipment	547
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	8,028
Total assets acquired	20,131

Liabilities Assumed
Accounts payable	467
Other liabilities	572
Total liabilities assumed	1,039

Net assets acquired	$19,092

With respect to the assets we acquired from Alveolus, we intend to amortize the developed technology and trademarks over 15 years and customer lists on an accelerated basis over seven years.  We intend to amortize the in-process research and development over 15 years, which will begin if the resulting product is successfully launched in the market.  The acquired trademarks are scheduled for renewal in 3.27 years (based on a weighted-average calculation, from March 31, 2010 until the trademark renewal date).  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date.

On March 3, 2009, we paid $500,000 to GMA Company, Ltd (“GMA”) representing the final payment due on our distribution agreement.  The total amount paid to GMA under this agreement was approximately $2.0 million and was allocated as a distribution agreement.  We anticipate that the distribution agreement will be amortized over an estimated life of 11 years.

On February 19, 2009, we entered into an asset purchase and supply agreement with Biosearch Medical Products, Inc., a wholly-owned subsidiary of Hydromer, Inc., a New Jersey corporation (“Biosearch”), to purchase a bipolar coagulation probe and grafted biliary stents.  We paid $1.1 million in February 2009 and paid an additional $500,000 in June 2009.  Our consolidated financial statements for the three month periods ended March 31, 2010 and 2009 reflect sales subsequent to the acquisition date of approximately $613,000 and $133,000, respectively and net income of approximately $132,000 and $30,000, respectively, related to the Biosearch acquisition.  The purchase price was allocated as follows (in thousands):

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

The following table summarizes our unaudited consolidated result of operations for the three months ended March 31, 2009, as well as the unaudited pro forma consolidated results of operations as though the Alveolus and Biosearch acquisitions had occurred on January 1, 2009:

	Three Months Ended
	March 31, 2009
	As Reported	Pro Forma

Sales	$58,371	$60,202
Net income	5,537	5,305
Earnings per common share:
Basic	$.20	$.19
Diluted	$.19	$.19

The unaudited pro forma condensed consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if Alveolus and Bioserach had been acquired the beginning of 2009, or results that may be obtained in any future period.

7.   Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which we are not required to adopt until January 1, 2011.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

8.   Income Taxes.  Our overall effective tax rate for the three month periods ended March 31, 2010 and 2009 was 28.8% and 31.4%, respectively, which resulted in a provision for income taxes of $1.8 million and $2.5 million, respectively.  The decrease in the effective income tax rate for the first quarter of 2010, when compared to the first quarter of 2009, was primarily related to the increased profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

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

Level 3: Unobservable inputs that are not corroborated by market

The following table identifies our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$3,451		$3,451

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees.

During the three month periods ended March 31, 2010 and 2009, we had write-offs of approximately $24,000 and $27,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

10.   Goodwill and Intangible Assets.  There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010.

Intangible assets at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenant not to compete	$315	$(36)	$279	$315	$(25)	$290
Customer lists	4,755	(2,558)	2,197	4,755	(2,380)	2,375
Developed technology	17,386	(840)	16,546	17,513	(535)	16,978
Distribution agreement	2,400	(449)	1,951	2,400	(385)	2,015
In-process research and development *	400		400	400		400
License agreements	1,403	(298)	1,105	403	(287)	116
Patents	3,950	(1,261)	2,689	3,757	(1,214)	2,543
Royalty agreements	267	(227)	40	267	(213)	54
Trademark	2,538	(451)	2,087	2,538	(411)	2,127

Total	$33,414	$(6,120)	$27,294	$32,348	$(5,450)	$26,898

* In-process research and development was capitalized in connection with our acquisition of Alveolus assets.  Our in-process research and development intangible is currently not subject to amortization but amortization will commence upon the related product launch.

The aggregate amortization expense for the three months ended March 31, 2010 was approximately $670,000.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Remaining 2010	$2,017
2011	2,381
2012	2,208
2013	2,178
2014	2,012

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, healthcare policy changes which may have a material adverse effect on Merit’s operations or financial results; infringement of Merit's technology or the assertion that Merit's technology infringes the rights of other parties; national economic and industry changes and their effect on Merit's revenues, collections and supplier relations; termination or interruptions of supplier relationships, or failure of suppliers to perform; product recalls and product liability claims; inability to successfully manage growth, through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; failure to comply with governing regulations and laws; concentration of Merit's revenues among a few products and procedures; development of new products and technology that could render Merit's products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; volatility of the market price of Merit's common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursements; changes in health care markets related to health care reform initiatives; limits on reimbursement imposed by governmental programs; impact of force majeure events on Merit's business, including severe weather conditions; failure to comply with applicable environmental laws; and other factors referred to in Merit's Annual Report on Form 10-K for the year ended December 31, 2009, and other reports filed with the Securities and Exchange Commission.  All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

For the quarter ended March 31, 2010, we reported record revenues of $67.4 million, up 16% from the three months ended March 31, 2009 of $58.4 million.

Gross profit as a percentage of sales was down to 42.2% for the first quarter of 2010, compared to 42.5% for the first quarter of 2009. This decrease can be attributed primarily to higher average fixed overhead unit costs as the result of higher production costs and a decrease in productivity as fixed costs are shared over a decreased number of units produced and an increase in material costs, all of which were partially offset by an increase of 1.0% in gross margin improvement related primarily to the launch of our En Snare® device.

Net income decreased for the three months ended March 31, 2010 to $4.5 million, compared to $5.5 million for the three months ended March 31, 2009, a decrease of 19%.  When compared to the first quarter of 2009, net income for the quarter ended March 31, 2010 was primarily affected by lower gross margins, higher selling, general and administrative expenses and increased research and development expenses.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three month periods ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Sales	100.0%	100.0%
Gross profit	42.2	42.5
Selling, general and administrative expenses	28.2	25.4
Research and development expenses	4.5	3.6
Income from operations	9.4	13.5
Other income	0.0	0.3
Net income	6.7	9.5

Sales.   Sales for the three months ended March 31, 2010 increased by 16%, or approximately $9.1 million, compared to the first three months of 2009.   We report sales in five product categories.  Listed below are the sales relating to these product categories for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	% Change	2010	2009
Stand-alone devices	19%	$20,766	$17,434
Custom kits and procedure trays	12%	19,510	17,397
Inflation devices	0%	14,224	14,287
Catheters	21%	10,460	8,634
Gastroenterology devices	299%	2,472	619
Total	16%	$67,432	$58,371

The sales growth of 16% for the first quarter of 2010, when compared to the first quarter of 2009, was favorably affected by increased sales of stand-alone devices.  The increase was primarily related to the En Snare® device sales of $2.1 million, an increase in sales of custom kits and procedure trays, increased sales of catheters (particularly our Prelude® sheath product line, mini access catheter product line, and vessel sizing catheters,) and increased stent sales resulting from our acquisition of Alveolus in March of 2009.  These sales increases helped offset a decrease in sales of .35% related to the exchange rate between our foreign currencies (primarily the Euro) and the U.S. Dollar and a decrease in inflation device sales to an OEM customer of 30%.

Gross Profit. Gross profit as a percentage of sales decreased to 42.2% for the first quarter of 2010, compared to 42.5% of sales for the first quarter of 2009. This decrease can be attributed primarily to higher average fixed overhead unit costs, which results from higher production costs and a decrease in productivity as fixed costs are shared over a decreased number of units produced.  We also experienced an increase in material costs, which were partially offset by an increase of 1.0% in gross margin improvement related to the launch of our En Snare® device during the first quarter of 2010.

Operating Expenses.  Selling, general and administrative expenses increased to 28.2% of sales for the three months ended March 31, 2010, compared with 25.4% of sales for the three months ended March 31, 2009.  The increase in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2010, when compared to the first three months of 2009, was due primarily to expenses associated with our acquisition and operation of the business and assets acquired from Alveolus, a one-time legal settlement of $477,000, and the hiring of additional domestic and international sales representatives. Research and development expenses were 4.5% of sales for the three months ended March 31, 2010, compared with 3.6% of sales for the three months ended March 31, 2009.  The increase in research and development expenses, when compared to the first three months of 2010, was due primarily to the development of projects for the Alveolus business we acquired, head count additions for regulatory support, and increases in research and development staff to support various new development projects.

Other Income (Expense).  Other expense for the first quarter of 2010 was approximately ($16,000), compared to other income of approximately $174,000 for the first quarter of 2009.  The decrease in other income during the first quarter of 2010, when compared to the comparable period in 2009, was primarily the result of a decrease in interest income attributable to lower average cash balances, when compared to the corresponding periods in 2009.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2010 and 2009 was 28.8% and 31.4%, respectively, which resulted in a provision for income taxes of $1.8 million and $2.5 million, respectively.  The decrease in the effective income tax rate for the first quarter of 2010, when compared to the first quarter of 2009, was primarily related to the increased profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and foreign operations.

Income.  During the first quarter of 2010, we reported income from operations of $6.3 million, a  decrease of 22% from $7.9 million for the first quarter of 2009.  When compared to the prior year period, the decrease in income from operations for the quarter ended March 31, 2010 was primarily affected by lower gross margins, and higher selling, general and administrative expenses and higher research and development expenses.   These factors contributed to a lower net income of $4.5 million, a decrease of 19%, for the three months ended March 31, 2010, when compared to net income of $5.5 million for the corresponding period in 2009.

Liquidity and Capital Resources

Our working capital as of March 31, 2010 and December 31, 2009 was $60.4 million and $57.7 million, respectively.  The increase in working capital was primarily the result of an increase in accounts receivable related to record quarterly sales.   As of  March 31, 2010, we had a current ratio of 2.8 to 1.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (“Bank of America”), whereby Bank of America agreed to provide us a line of credit in the amount of $30 million.  Our outstanding borrowings on this loan as of March 31, 2010 and December 31, 2009 were $6.5 million and  $7.0 million, respectively.  Our interest rate as of March 31, 2010 and December 31, 2009 was set at 1.0%.  Available borrowings under this line of credit as of March 31, 2010 and December 31, 2009 were $23.5 million and $23 million, respectively.

On December 8, 2006, we entered into an unsecured loan agreement with Zions First National Bank (“Zions”), whereby Zions agreed to provide us a line of credit in the amount of $1 million.  The loan originally expired on December 1, 2009; but was extended for an additional three years to December 1, 2012.  We had $0 outstanding and $1.0 million available under this line of credit as of March 31, 2010 and December 31, 2009.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products.  During 2009, we spent a substantial amount of cash, $46.2 million, in connection with our acquisition of certain assets and product lines.  In the event we pursue and complete similar transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to consider raising additional funds in the debt or equity markets.  We currently believe that our existing cash balances, future cash flows from operations, sales of equity and existing lines of credit and committed debt financing will be adequate to fund our current and future planned operations for the next twelve months and the foreseeable future.

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

Income Taxes.  Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

Goodwill and Intangible Assets Impairment.  We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise.  We utilize several reporting units in evaluating goodwill for impairment.  We assess the estimated fair value of reporting units based on discounted future cash flows.  If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists.  All of our intangible assets are subject to amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Swedish and Danish Kroner.    Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($7.6 million, representing approximately 11.3% of aggregate revenues), for the three months ended March 31, 2010 was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain of our expenses for the quarter ended March 31, 2010 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the three months ended March 31, 2010, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $233,000 and a decrease of 0.21% in gross profit.

On February 26, 2010, we forecasted a net exposure for March 31, 2010 representing the difference between the GBP-denominated receivables and GBP-denominated payables of approximately 340,000.  In order to partially offset such risks, on February 26, 2010 we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended March 31, 2010, we recorded a net loss of approximately $1,000 on foreign currency transactions.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at March 31, 2010 was not material to our consolidated financial statements.

As of March 31, 2010, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of  March 31, 2010, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.   RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2009 (the “Annual Report”) includes a detailed discussion of risks and uncertainties which could adversely affect our future results. In addition to the risk factors set forth in our Annual Report, the following risk factor modifies and supplements, and should be read in conjunction with, the risk factors disclosed in the Annual Report.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 7, 2010	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 7, 2010	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER