Form 10-Q
period 2010-06-30
MERIT MEDICAL SYSTEMS INC
filed 2010-08-06
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	28,217,846
Title or class	Number of Shares
Outstanding at August 3, 2010

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,254	$6,133
Trade receivables - net of allowances of $599 and $541, respectively	37,010	30,954
Employee receivables	145	145
Other receivables	447	827
Inventories	47,219	47,170
Prepaid expenses and other assets	3,047	1,801
Deferred income tax assets	3,289	3,289
Income tax refunds receivable	177	295

Total current assets	95,588	90,614

PROPERTY AND EQUIPMENT:
Land and land improvements	10,932	9,777
Building	49,768	50,040
Manufacturing equipment	83,997	77,069
Furniture and fixtures	17,215	15,586
Leasehold improvements	11,870	10,280
Construction-in-progress	11,609	13,968

Total	185,391	176,720
Less accumulated depreciation	(67,319)	(62,074)

Property and equipment—net	118,072	114,646

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $6,782 and $5,450, respectively	26,958	26,898
Goodwill	33,002	33,002
Other assets	6,592	6,353

Total other assets	66,552	66,253

TOTAL ASSETS	$280,212	$271,513

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	June 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$13,456	$13,352
Accrued expenses	14,309	12,196
Line of credit		7,000
Advances from employees	645	212
Income taxes payable	2,246	148

Total current liabilities	30,656	32,908

DEFERRED INCOME TAX LIABILITIES	11,068	11,251

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,945	2,945

DEFERRED COMPENSATION PAYABLE	3,417	3,382

DEFERRED CREDITS	1,817	1,874

OTHER LONG-TERM OBLIGATIONS	263	344

Total liabilities	50,166	52,704

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2010 and December 31, 2009; no shares issued
Common stock—no par value; 100,000 shares authorized; 28,205 and 28,181 shares issued at June 30, 2010 and December 31 2009, respectively	64,724	63,690
Retained earnings	165,427	155,204
Accumulated other comprehensive loss	(105)	(85)

Total stockholders’ equity	230,046	218,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,212	$271,513

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands, except per common share - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET SALES	$74,948	$64,837	$142,380	$123,208

COST OF SALES	42,490	36,694	81,487	70,257

GROSS PROFIT	32,458	28,143	60,893	52,951

OPERATING EXPENSES:
Selling, general, and administrative	19,939	16,287	38,971	31,116
Research and development	3,742	2,893	6,799	4,972

Total operating expenses	23,681	19,180	45,770	36,088

INCOME FROM OPERATIONS	8,777	8,963	15,123	16,863

OTHER INCOME (EXPENSE):
Interest income	12	28	20	150
Other income (expense)	50	(6)	26	46

Other income - net	62	22	46	196

INCOME BEFORE INCOME TAXES	8,839	8,985	15,169	17,059

INCOME TAX EXPENSE	3,124	3,144	4,946	5,681

NET INCOME	$5,715	$5,841	$10,223	$11,378

EARNINGS PER COMMON SHARE:
Basic	$.20	$.21	$.36	$.41
Diluted	$.20	$.21	$.36	$.40

AVERAGE COMMON SHARES:
Basic	28,194	27,924	28,184	27,990
Diluted	28,729	28,427	28,740	28,487

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,223	$11,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,673	5,710
Losses on sales and/or abandonment of property and equipment	280	201
Write-off of certain patents and trademarks	24	72
Amortization of deferred credits	(57)	(63)
Purchase of trading investments	(291)	(221)
Net unrealized (gains)/losses on trading investments	76	(185)
Deferred income taxes	(17)
Stock-based compensation	606	575
Tax benefit attritutable to appreciation of common stock options exercised	(49)	(422)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(6,618)	(1,662)
Employee receivables	(11)	(11)
Other receivables	344	344
Inventories	(49)	(5,725)
Prepaid expenses and other assets	(1,282)	(731)
Income tax refund receivable	119	(41)
Deposits		(18)
Trade payables	345	3,509
Accrued expenses	1,968	1,656
Advances from employees	454	210
Income taxes payable	2,190	2,212
Deferred compensation payable	36	388
Other long-term assets	(25)
Other long-term obligations	(78)	(1)

Total adjustments	4,638	5,797

Net cash provided by operating activities	14,861	17,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(8,764)	(8,358)
Patents and trademarks	(545)	(782)
Proceeds from the sale of property and equipment	10	15
Cash paid in acquisitions	(500)	(35,241)

Net cash used in investing activities	(9,799)	(44,366)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$379	$385
Additions to long-term debt	1,500	10,000
Payments on long-term debt	(8,500)	(10,000)
Payment of taxes related to an exchange of common stock		(254)
Common stock repurchased and retired		(2,474)
Excess tax benefits from stock-based compensation	49	422

Net cash used in financing activities	(6,572)	(1,921)

EFFECT OF EXCHANGE RATES ON CASH	(369)	(45)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,879)	(29,157)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,133	34,030

End of period	$4,254	$4,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$47	$11

Income taxes	$2,848	$3,526

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,869	$1,576

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2010 and 2009 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2010, and our results of operations and cash flows for the three and six-month periods ended June 30, 2010 and 2009. The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Finished goods	$20,962	$24,502
Work-in-process	8,449	5,542
Raw materials	17,808	17,126

Total	$47,219	$47,170

3.   Reporting Comprehensive Income.  Comprehensive income for the three and six-month periods ended June 30, 2010 and 2009 consisted of net income and foreign currency translation adjustments.  As of  June 30, 2010 and December 31, 2009, the cumulative effect of such adjustments decreased stockholders’ equity by approximately $105,000 and approximately $85,000, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2010 and 2009 has been computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$5,715	$5,841	$10,223	$11,378
Foreign currency translation	8	62	(20)	(7)
Comprehensive income	$5,723	$5,903	$10,203	$11,371

4. Stock-based Compensation.  Stock-based compensation expense for the three and six-month periods ended June 30, 2010 and 2009 has been categorized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$45	$43	$96	$93
Research and development	15	14	29	27
Selling, general and administrative	242	220	481	455
Stock-based compensation	$302	$277	$606	$575

The excess income tax benefit created from the exercises of stock options was  $49,000 and $49,000 for the three and six-month periods ended June 30, 2010, respectively, when compared to $50,000 and $422,000 for the three and six-month periods ended June 30, 2009, respectively.  As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $4.0 million and is expected to be recognized over a weighted average period of 3.25 years. During the six month period ended June 30, 2010, there were 100,000 stock award grants and during the six months ended June 30, 2009, there were no stock awards.  We use the Black-Scholes methodology to value the stock-based compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Six Months
	Ended June 30,
	2010	2009
Risk-free interest rate	2.24%	N/A
Expected option life	6.0	N/A
Expected price volatility	41.40%	N/A

For the purpose of determining stock compensation for options, we estimate the average risk-free interest rate using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.  We estimate the expected term of the stock options using the historical exercise behavior of our employees.  We estimate the expected price volatility using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility.

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands, except per share amounts):

	Three Months			Six Months
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Period ended June 30, 2010:
Basic EPS	$5,715	28,194	$0.20	$10,223	28,184	$0.36
Effect of dilutive stock options and warrants		535			556

Diluted EPS	$5,715	28,729	$0.20	$10,223	28,740	$0.36

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,063			1,056

Period ended June 30, 2009:
Basic EPS	$5,841	27,924	$0.21	$11,378	27,990	$0.41
Effect of dilutive stock options and warrants		503			497

Diluted EPS	$5,841	28,427	$0.21	$11,378	28,487	$0.40

Weighted-average shares under stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,360			1,692

6. Acquisitions.   On May 13, 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of  BioSphere Medical, Inc. (“Biosphere”)  in an all cash transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We anticipate that the proposed acquisition of BioSphere, if completed, will give us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are uterine fibroids and primary liver cancer.  On May 12, 2010, we secured a commitment for a five-year senior unsecured revolving credit facility of up to $125 million.  The commitment of the prospective lenders to provide the credit facility is subject to a number of customary conditions, including the negotiation and execution of definitive transaction documents.  The proposed merger remains subject to other customary closing conditions, including the approval of BioSphere’s stockholders.  It is anticipated that the transaction will close during the third calendar quarter of 2010.

On February 19, 2010, we entered into a manufacturing and technology license agreement with a medical device manufacturer for certain medical products.  We made an initial payment of $250,000 in February of 2010, a second payment of $250,000 in May of 2010 and have accrued an additional $500,000 in accrued expenses.  The additional payments are payable upon reaching certain milestones set forth in the agreement.  We believe there is a reasonable likelihood that we will be required to make those payments.  We have included the $1.0 million intangible asset in license agreements and intend to amortize the asset over an estimated life of 10 years.

On June 2, 2009, we entered into an asset purchase agreement with Hatch Medical, L.L.C., a Georgia limited liability corporation (“Hatch”), to purchase the EN Snare® foreign body retrieval system.  We paid $14 million in June 2009 and an additional $7 million on December 31, 2009.  Our financial statements for the three and six-month periods ended June 30, 2009 reflect royalty income subsequent to the acquisition date of approximately $143,000 and  net income of approximately $43,000, related to the Hatch  acquisition.  The purchase price was allocated as follows (in thousands):

Assets Acquired
Intangibles
Developed technology	$8,100
Customer list	590
Non-compete	240
Trademark	650
Goodwill	11,420
Total assets acquried	21,000

Liabilities Assumed	None

Net assets acquired	$21,000

With respect to the assets we acquired from Hatch, we intend to amortize developed technology over 11 years and non-compete covenant over seven years.  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date.

On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation (“Alveolus”), to purchase their non-vascular interventional stents used for esophageal, tracheobronchial, and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus was approximately $1.0 million, of which $49,000 is expected to be uncollectible.  Our consolidated financial statements for the three and six-month periods ended June 30, 2009 reflect sales subsequent to the acquisition date of approximately $1.8 million and $2.3 million, respectively, and a net loss of approximately $780,000 and $1.0 million (includes approximately $220,000 net of tax in legal and accounting costs incurred in the first quarter of 2009), respectively, related to our Alveolus acquisition.  The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$1,741
Trade receivables	974
Other assets	241
Property and equipment	547
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	8,028
Total assets acquired	20,131

Liabilities Assumed
Accounts payable	467
Other liabilities	572
Total liabilities assumed	1,039

Net assets acquired	$19,092

With respect to the assets we acquired from Alveolus, we intend to amortize the developed technology and trademarks over 15 years and customer lists on an accelerated basis over seven years.  We intend to amortize the in-process research and development over 15 years, which will begin if the resulting product is successfully launched in the market.  The acquired trademarks are scheduled for renewal in 4.03 years (based on a weighted-average calculation, from June 30, 2009 until the trademark renewal date).  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date.

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

The following table summarizes our unaudited consolidated result of operations for the three and six-month periods ended June 30, 2009, as well as the unaudited pro forma consolidated results of operations as though the Hatch, Alveolus and Biosearch acquisitions had occurred on January 1, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$64,837	$65,091	$123,208	$125,660
Net income	5,841	5,912	11,378	11,318
Earnings per common share:
Basic	$.21	$.21	$.41	$.40
Diluted	$.21	$.21	$.40	$.40

The unaudited pro forma condensed consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Hatch, Alveolus and Biosearch acquisitions had been completed at the beginning of 2009, or results that may be obtained in any future period.

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

and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the fair value disclosure guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which we are not required to adopt until January 1, 2011.  The adoption of this guidance did not have a material effect on our consolidated financial statements for the three and six-month periods ended June 30, 2010.

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

8.  Income Taxes.  Our effective tax rate for the three months ended June 30, 2010 was 35.3%, relatively unchanged compared to 35.0% for the corresponding period of 2009.  For the six months ended June 30, 2010, our effective tax rate was 32.6%, compared to 33.3% for the comparable period of 2009.  The decrease in the effective tax rate for the six-month period ended June 30, 2010, when compared to the corresponding period of 2009, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

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

Level 3: Unobservable inputs that are not corroborated by market

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$3,559		$3,559

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees.

During the six months ended June 30, 2010, we had a write-off of approximately $24,000 related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and equivalents, receivables and trade payables approximates fair value.

10.   Goodwill and Intangible Assets.   There were no changes in the carrying amount of goodwill for the six months ended June 30, 2010.  Intangible assets at June 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	Jun 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenant not to compete	$315	$(47)	$268	$315	$(25)	$290
Customer lists	4,755	(2,725)	2,030	4,755	(2,380)	2,375
Developed technology	17,384	(1,145)	16,239	17,513	(535)	16,978
Distribution agreement	2,426	(512)	1,914	2,400	(385)	2,015
In-process research and development *	400		400	400		400
License agreements	1,428	(309)	1,119	403	(287)	116
Patents	4,227	(1,314)	2,913	3,757	(1,214)	2,543
Royalty agreements	267	(240)	27	267	(213)	54
Trademark	2,538	(490)	2,048	2,538	(411)	2,127

Total	$33,740	$(6,782)	$26,958	$32,348	$(5,450)	$26,898

* In-process research and development was capitalized in connection with our acquisition of Alveolus.  Our in-process research and development intangible is currently not subject to amortization but amortization will commence upon the related product launch.

The aggregate amortization expense for the six months ended June 30, 2010 was approximately $1.3 million.

Estimated amortization expense for the intangible assets for the next five years consists of the following (in thousands):

Remaining 2010	$1,336
2011	2,387
2012	2,213
2013	2,183
2014	2,017

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, unanticipated consequences of Merit’s recent, proposed or future acquisitions; challenges associated with Merit’s efforts to pursue new market opportunities, including opportunities in the gastroenterology and pulmonary markets; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; downturn of the national economy and its effect on Merit’s revenues, collections and supplier relations; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of Merit’s revenues among a few products and procedures; development of new products and technology that could render Merit’s products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; and fluctuations in and obsolescence of inventory; volatility of the market price of Merit’s common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement procedures; changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

For the quarter ended June 30, 2010, we reported record revenues of $74.9 million, up 16% from the quarter ended June 30, 2009 of $64.8 million.  Revenues for the six months ended June 30, 2010 were a record $142.4 million, compared with $123.2 million for the first six months of 2009, a gain of 16%.

Gross margins were 43.3% and 42.8% of sales for the three and six-month periods ended June 30, 2010, respectively, compared to 43.4% and 43.0% of sales for the three and six-month periods ended June 30, 2009, respectively.  The slight decrease in gross margins can be attributed primarily to higher average fixed overhead unit costs as the result of higher production costs and a decrease in productivity as fixed costs are shared over a decreased number of units produced and an increase in material costs, all of which were partially offset by an increase of approximately 1.0% in gross margin improvement related primarily to the launch of our En Snare® device in January 2010.

Net income for the quarter ended June 30, 2010 was $5.7 million, or $0.20 per share, compared to $5.8 million, or $0.21 per share, for the comparable quarter of 2009.  Net income for the six-month period ended June 30, 2010 was $10.2 million, down 10% to $0.36 per share, compared to $11.4 million, or $0.40 per share, for the comparable period of 2009. When compared to the prior year period, net income for the three and six month periods ended June 30, 2010 was primarily affected by the cost of hiring additional sales and marketing people in the U.S. and Europe, acquisition costs of approximately $1.1 million related to our proposed acquisition of BioSphere, increased research and development expenses for the Endotek product line and a legal settlement of approximately $477,000.

On May 13, 2010, we signed a definitive merger agreement to acquire all of the outstanding shares of BioSphere in an all cash transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We anticipate that the proposed acquisition of BioSphere will give us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are uterine fibroids and primary liver cancer.  On May 12, 2010, we secured a commitment for a five-year senior unsecured revolving credit facility of up to $125 million.  The commitment of the prospective lenders to provide the credit facility is subject to a number of customary conditions, including the negotiation and execution of definitive transaction documents.  We anticipate that the transaction will close during the third calendar quarter of 2010.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	43.3	43.4	42.8	43.0
Selling, general and administrative expenses	26.6	25.1	27.4	25.3
Research and development expenses	5.0	4.5	4.8	4.0
Income from operations	11.7	13.8	10.6	13.7
Other income	0.1	0.0	0.0	0.2
Net income	7.6	9.0	7.2	9.2

Sales.  Sales for the three months ended June 30, 2010 increased by 16%, or approximately $10.1 million, compared to the corresponding period of 2009.   Sales for the six months ended June 30, 2010 increased by 16%, or approximately $19.2 million, compared to the corresponding period of 2009.   We report sales in five product categories.  Listed below are the sales relating to these product categories for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% Change	2010	2009	% Change	2010	2009
Stand-alone devices	17%	$22,981	$19,587	18%	$43,747	$37,021
Custom kits and procedure trays	8%	20,869	19,280	10%	40,379	36,677
Inflation devices	15%	16,897	14,707	7%	31,121	28,994
Catheters	30%	11,791	9,070	26%	22,251	17,704
Gastroenterology devices	10%	2,410	2,193	74%	4,882	2,812
Total	16%	$74,948	$64,837	16%	$142,380	$123,208

The sales growth of 16% for the three and six-month periods ended June 30, 2010, when compared to the comparable periods of 2009, was primarily due to stand-alone sales of the En Snare® device sales of $1.9 million and $4.0 million, respectively, for the three and six-month periods ended June 30, 2010.  Sales were also favorably affected by increased sales of catheters (particularly our Prelude® sheath product line, cardiology diagnostic catheters and mini access catheter product line), custom kits and procedure trays, and inflation devices sold to an OEM customer.

Gross Profit.  Gross margins were 43.3% and 42.8% of sales for the three and six-month periods ended June 30, 2010, respectively, compared to 43.4% and 43.0% of sales for the three and six-month periods ended June 30, 2009, respectively.  The slight decrease in gross margins can be attributed primarily to higher average fixed overhead unit costs as the result of higher production costs, a decrease in productivity as fixed costs are shared over a decreased number of units produced and an increase in material costs, all of which were partially offset by an increase of approximately 1.0% in gross margin improvement related primarily to the launch of our En Snare® device in January 2010.

Operating Expenses.  Selling, general and administrative expenses increased to 26.6% of sales for the three months ended June 30, 2010, compared with 25.1% of sales for the three months ended June 30, 2009.   For the six months ended June 30, 2010, selling, general and administrative expenses increased to 27.4% compared with 25.3% of sales for the six months ended June 30, 2009.  Selling, general and administrative expenses increased 22% to $19.9 million for the three months ended June 30, 2010 from $16.3 million for the three months ended June 30, 2009.  These increased expenses were primarily attributable to acquisition costs of approximately $1.1 million related to our proposed acquisition of BioSphere.   Selling, general and administrative expenses increased 25% to $39.0 million for the six months ended June 30, 2010 from $31.1 million for the six months ended June 30, 2009.  These expense increases primarily related to the cost of hiring additional sales and marketing people in the U.S. and Europe, acquisition costs of approximately $1.1 million related to our proposed acquisition of BioSphere and a legal settlement of approximately $477,000. Research and development expenses increased to 5.0% of sales for the three months ended June 30, 2010, compared with 4.5% of sales for the three months ended June 30, 2009.

Research and development expenses increased to 4.8% of sales for the six months ended June 30, 2010, compared to 4.0% of sales for the six months ended June 30, 2009.  Research and development expenses increased 29% to $3.7 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010 research and development expenses increased 37% to $6.8 million from $5.0 million during the six months ended June 30, 2009.  The increase in research and development expenses related primarily to the development of several new products for the Endotek product line.

Other Income (Expense).  Other income for the second quarter of 2010 was approximately $62,000, compared to other income of approximately $22,000 for the comparable period in 2009.  The net increase in the three month period ended June 30, 2010, when compared to the comparable period in 2009, was primarily the result of foreign exchange transaction gains. Other income for the six months ended June 30, 2010 was approximately $46,000, compared to other income of approximately $196,000 for the corresponding period in 2009.  The net change in other income for the six-month period ended June 30, 2010, when compared to the comparable period of 2009, was primarily the result of a decrease in interest income attributable to lower average cash balances.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2010 was 35.3%, relatively unchanged compared to 35.0% for the corresponding period of 2009.  For the six months ended June 30, 2010, our effective tax rate was 32.6%, compared to 33.3% for the comparable period in 2009.  The decrease in the effective tax rate for the six-month period ended June 30, 2010, when compared to the corresponding period of 2009, was primarily related to the profitability of our Irish operations which are taxed at a lower tax rate than our U.S. and other foreign operations.

Income.  During the second quarter of 2010, we reported income from operations of approximately $8.8 million, compared to approximately $9.0 million for the comparable period of 2009.  For the six months ended June 30, 2010, we reported income from operations of $15.1 million, a decrease of 9% from $16.9 million for the comparable period in 2009. When compared to the corresponding period of 2010, income from operations for the six-month period ended June 30, 2009, was negatively affected by costs attributable to hiring additional sales and marketing people in the U.S. and Europe, acquisition costs of approximately $1.1 million related to our proposed acquisition of BioSphere, increased research and development expenses for the Endotek product line and a legal settlement of approximately $477,000.  These factors contributed to a decrease in net income to $5.7 and $10.2 million for the three and six-month periods ended June 30, 2010, respectively, compared to net income of $5.8 million and $11.4 million for the same periods of 2009.

Liquidity and Capital Resources

Our working capital as of June 30, 2010 and December 31, 2009 was $64.9 million and $57.7 million, respectively.  The increase in working capital was primarily the result of an increase in accounts receivable related to record quarterly sales.   As of June 30, 2010, we had a current ratio of 3.1 to 1.

On May 12, 2010, we entered into a commitment letter agreement pursuant to which Wells Fargo Bank, National Association and Wells Fargo Securities, LLC committed to provide to us with a five-year senior unsecured revolving credit facility of up to $125 million.  The commitment of the prospective lenders to provide the credit facility described in the commitment letter is subject to a number of customary conditions, including the negotiation and execution of definitive transaction documents.  The principal purpose of the credit facility, if obtained, is to allow us to finance, in part, the transactions contemplated by the merger agreement with BioSphere.  We also intend to use the credit facility for general corporate purposes.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (“Bank of America”), whereby Bank of America agreed to provide us a line of credit in the amount of $30 million.  Our outstanding borrowings on this loan as of June 30, 2010 and December 31, 2009 were $0 and $7.0 million, respectively.  Our interest rate as of June 30, 2010 and December 31, 2009 was set at approximately 1.0%.  Available borrowings under this line of credit as of June 30, 2010 and December 31, 2009 were $30 million and $23 million, respectively.

On December 8, 2006, we entered into an unsecured loan agreement with Zions First National Bank (“Zions”), whereby Zions agreed to provide us a line of credit in the amount of $1 million.  The loan originally expired on December 1, 2009; but was extended for an additional three years to December 1, 2012.  We had $0 outstanding and $1.0 million available under this line of credit as of June 30, 2010 and December 31, 2009.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products.  During 2009, we spent a substantial amount of cash, $46.2 million, in connection with our acquisition of certain assets and product lines.  In the event we pursue and complete similar transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to consider raising additional funds in the debt or equity markets.  We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity and existing lines of credit and committed debt financing will be adequate to fund our current and future planned operations for the next twelve months and the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a quarterly basis inventory quantities on hand for unmarketable or slow-moving products that may expire prior to being sold.  This review includes quantities on hand for both raw materials and finished goods.  Based on this review, we provide a reserve for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable or slow moving products is based on forecasted product demand prior to expiration lives.

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  During the years ended December 31, 2009, 2008 and 2007, we provided on an annual basis an obsolescence reserve expense of between $1.1 million to $1.5 million and have written off against such reserves between $1.2 million and $1.3 million on an annual basis.  Based on this historical trend, we believe that the amount included in our obsolescence reserve represents an accurate estimate of the unmarketable or slow moving products that may expire prior to being sold.

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

Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Swedish and Danish Kroner.    Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($7.2 million, representing approximately 9.6% of aggregate revenues), for the three months ended June 30, 2010 was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain of our expenses for the quarter ended June 30, 2010 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the three months ended June 30, 2010, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $411,000 and an increase of 0.12% in gross profit.  This improvement in gross profits was the result of a decrease in our Irish manufacturing expenses which are primarily denominated in Euros.

On May 31, 2010, we forecasted a net exposure for June 30, 2010 representing the difference between the Euro- and GBP-denominated receivables and Euro and GBP-denominated payables of approximately 48,000 Euros 278,000 GBPs, respectively.  In order to partially offset such risks, on May 31, 2010 we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended June 30, 2010, we recorded a net gain of approximately $58,000 on foreign currency transactions.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at June 30, 2010 was not material to our consolidated financial statements.

As of June 30, 2010, we had no variable rate debt. As long as we do not have variable rate debt, our interest expense would not be affected by changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of June 30, 2010, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	August 6, 2010	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 6, 2010	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER