Form 10-Q
period 2010-09-30
MERIT MEDICAL SYSTEMS INC
filed 2010-11-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	28,315,201
Title or class	Number of Shares
Outstanding at November 2, 2010

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,298	$6,133
Trade receivables - net of allowances of $660 and $541, respectively	38,644	30,954
Employee receivables	133	145
Other receivables	1,641	827
Inventories	58,356	47,170
Prepaid expenses and other assets	2,946	1,801
Deferred income tax assets	5,005	3,289
Income tax refunds receivable	428	295

Total current assets	112,451	90,614

PROPERTY AND EQUIPMENT:
Land and land improvements	10,931	9,777
Building	50,137	50,040
Manufacturing equipment	85,572	77,069
Furniture and fixtures	17,979	15,586
Leasehold improvements	12,034	10,280
Construction-in-progress	15,964	13,968

Total	192,617	176,720
Less accumulated depreciation	(70,143)	(62,074)

Property and equipment—net	122,474	114,646

OTHER ASSETS:
Other intangibles - net of accumulated amortization of $7,754 and $5,450, respectively	59,796	26,898
Goodwill	54,738	33,002
Deferred income tax assets	7,318
Other assets	7,265	6,353

Total other assets	129,117	66,253

TOTAL ASSETS	$364,042	$271,513

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In thousands - unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$14,146	$13,352
Accrued expenses	18,391	12,196
Line of credit		7,000
Advances from employees	422	212
Income taxes payable	2,539	148

Total current liabilities	35,498	32,908

DEFERRED INCOME TAX LIABILITIES	1,545	11,251

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,826	2,945

DEFERRED COMPENSATION PAYABLE	3,501	3,382

DEFERRED CREDITS	1,790	1,874

LONG-TERM DEBT	87,989

OTHER LONG-TERM OBLIGATIONS	1,047	344

Total liabilities	134,196	52,704

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of September 30, 2010 and December 31, 2009; no shares issued
Common stock—no par value; 100,000 shares authorized; 28,315 and 28,181 shares issued at September 30, 2010 and December 31 2009, respectively	66,104	63,690
Retained earnings	163,454	155,204
Accumulated other comprehensive income (loss)	288	(85)

Total stockholders’ equity	229,846	218,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,042	$271,513

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except per common share - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES	$73,172	$66,759	$215,552	$189,967

COST OF SALES	41,925	38,224	123,412	108,481

GROSS PROFIT	31,247	28,535	92,140	81,486

OPERATING EXPENSES:
Selling, general, and administrative	22,480	16,780	61,451	47,896
Research and development	3,865	3,292	10,664	8,264
Goodwill impairment charge	8,344		8,344

Total operating expenses	34,689	20,072	80,459	56,160

INCOME (LOSS) FROM OPERATIONS	(3,442)	8,463	11,681	25,326

OTHER INCOME (EXPENSE):
Interest income	7	14	27	164
Interest expense	(95)	(3)	(145)	(40)
Other income (expense) - net	18	(40)	94	43

Other income (expense) - net	(70)	(29)	(24)	167

INCOME (LOSS) BEFORE INCOME TAXES	(3,512)	8,434	11,657	25,493

INCOME TAX EXPENSE (BENEFIT)	(1,539)	2,349	3,407	8,030

NET INCOME (LOSS)	$(1,973)	$6,085	$8,250	$17,463

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.07)	$.22	$.29	$.62
Diluted	$(0.07)	$.21	$.29	$.61

AVERAGE COMMON SHARES:
Basic	28,234	27,970	28,199	27,983
Diluted	28,234	28,690	28,763	28,555

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,250	$17,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,565	8,980
Losses on sales and/or abandonment of property and equipment	449	217
Write-off of certain patents and trademarks	108	158
Impairment of goodwill	8,344
Amortization of deferred credits	(84)	(92)
Purchase of trading investments	(452)	(339)
Net unrealized losses (gains) on trading investments	146	(365)
Deferred income taxes	(3,075)	(21)
Stock-based compensation	950	880
Tax benefit attributable to appreciation of common stock options exercised	(113)	(761)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables	(3,242)	(2,910)
Employee receivables	7	(39)
Other receivables	(116)	352
Inventories	(5,313)	(7,736)
Prepaid expenses and other assets	(693)	(596)
Income tax refunds receivable	71	(59)
Deposits		(19)
Trade payables	317	3,102
Accrued expenses	2,541	2,605
Advances from employees	111	187
Income taxes payable	2,499	1,859
Liabilities related to unrecognized tax positions	(590)	(137)
Deferred compensation payable	119	700
Other long-term assets	(63)
Other long-term obligations	(115)	75

Total adjustments	12,371	6,041

Net cash provided by operating activities	20,621	23,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(15,592)	(15,059)
Patents and trademarks	(718)	(1,005)
Proceeds from the sale of property and equipment	16	23
Proceeds from the sale of marketable securities	9,673
Cash paid in acquisitions, net of cash acquired	(96,226)	(35,242)

Net cash used in investing activities	(102,847)	(51,283)

See notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,351	$1,410
Proceeds from issuance of long-term debt	97,278
Payments on long-term debt	(9,289)
Borrowings on line of credit	1,500	10,000
Payments on line of credit	(8,500)	(10,000)
Long-term debt issuance costs	(522)
Payment of taxes related to an exchange of common stock		(254)
Common stock repurchased and retired		(2,474)
Excess tax benefits from stock-based compensation	113	761

Net cash provided by (used in) financing activities	81,931	(557)

EFFECT OF EXCHANGE RATES ON CASH	(540)	69

NET DECREASE IN CASH AND CASH EQUIVALENTS	(835)	(28,267)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,133	34,030

End of period	$5,298	$5,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$71	$40

Income taxes	$4,447	$6,380

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,077	$1,694

Accrued purchase price related to acquisitions	$500	$7,000

During the nine months ended September 30, 2009, 23,829 shares of the Company’s common stock were surrendered in exchange for the Company’s recording of payroll tax liabilities in the amount of approximately $254,000, related to the exercise of stock options.  The shares were valued based upon the closing price of the Company’s common stock on the surrender date.

During the nine months ended September 30, 2009, 21,556 shares of the Company’s common stock, with a value of approximately $230,000 were surrendered in exchange for the exercise of stock options.

See notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and nine-month periods ended September 30, 2010 and 2009 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2010, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results for a full year.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Finished goods	$24,409	$24,502
Work-in-process	9,365	5,542
Raw materials	24,582	17,126

Total	$58,356	$47,170

3.   Reporting Comprehensive Income (Loss).  Comprehensive income (loss) for the three and nine-month periods ended September 30, 2010 and 2009 consisted of net income (loss) and foreign currency translation adjustments.  As of September 30, 2010 and December 31, 2009, the cumulative effect of such adjustments increased (decreased) stockholders’ equity by approximately $288,000 and approximately ($85,000), respectively.  Comprehensive income (loss) for the three and nine-month periods ended September 30, 2010 and 2009 has been computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,973)	$6,085	$8,250	$17,463
Foreign currency translation	393	(6)	373	1
Comprehensive income (loss)	$(1,580)	$6,079	$8,623	$17,464

4. Stock-based Compensation.  Stock-based compensation expense for the three and nine-month periods ended September 30, 2010 and 2009 has been categorized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$53	$61	$149	$154
Research and development	13	16	42	43
Selling, general and administrative	278	228	759	683
Stock-based compensation	$344	$305	$950	$880

The excess income tax benefit created from the exercises of stock options was $64,000 and $113,000 for the three and nine-month periods ended September 30, 2010, respectively, when compared to $339,000 and $761,000 for the three and nine-month periods ended September 30, 2009, respectively.  As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $3.6 million and is expected to be recognized over a weighted average period of 2.97 years. During the nine-month period ended September 30, 2010 and 2009, there were 100,000 and 140,000 stock awards granted, respectively.  We use the Black-Scholes methodology to value the stock-based compensation expense for options.  In applying the Black-Scholes methodology to the option grants, we used the following assumptions:

	Nine Months
	Ended September 30,
	2010	2009
Risk-free interest rate	2.24%	2.70%
Expected option life	6.0	6.0
Expected price volatility	41.40%	42.40%

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

5. Shares Used in Computing Net Income Per Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income per share (in thousands, except per share amounts):

	Three Months			Nine Months
	Net
	Income		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Period ended September 30, 2010:
Basic EPS	$(1,973)	28,234	$(0.07)	$8,250	28,199	$0.29
Effect of dilutive stock options and warrants					564

Diluted EPS	$(1,973)	28,234	$(0.07)	$8,250	28,763	$0.29

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		695			936

Period ended September 30, 2010:
Basic EPS	$6,085	27,970	$0.22	$17,463	27,983	$0.62
Effect of dilutive stock options and warrants		720			572

Diluted EPS	$6,085	28,690	$0.21	$17,463	28,555	$0.61

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		529			1,305

6. Acquisitions.   On September 10, 2010, we completed our acquisition of BioSphere Medical, Inc. (“BioSphere”) in an all cash transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We anticipate that the acquisition of BioSphere will give us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are uterine fibroids and primary liver cancer.  The gross amount of trade receivables we acquired from BioSphere is approximately $4.6 million, of which $51,000 is expected to be uncollectible.  Our consolidated financial statements for the three and nine-month periods ended September 30, 2010 reflect sales subsequent to the acquisition date of approximately $1.5 million related to our BioSphere acquisition. We report sales and operating expenses related to this acquisition in our cardiovascular business segment.  Computation of the earnings related to this acquisition is impracticable, as we cannot split out sales costs related to Biosphere’s products as our sales representatives are selling multiple products in the cardiovascular business segment. We are in the process of finalizing our valuation of certain tangible and intangible assets and residual goodwill acquired in the transaction.  We intend to complete the purchase price allocation associated with the BioSphere acquisition, no later than one year from the date of acquisition. That purchase price allocation may change as more defined analyses are completed and additional information about fair value of assets and liabilities becomes available.  The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Marketable securities	$9,673
Inventories	5,669
Trade receivables	4,529
Other assets	1,340
Property and equipment	546
Deferred income tax assets	16,522
Intangibles
Developed technology	26,000
Customer list	4,600
License agreement	350
Trademark	2,500
Goodwill	30,080
Total assets acquired	101,809

Liabilities Assumed
Accounts payable	322
Accrued expenses	3,383
Other liabilities	818
Deferred income tax liabilities	1,089
Liabilities related to unrecognized tax benefits	471
Total liabilities assumed	6,083

Net assets acquired, net of cash acquired of $274	$95,726

With respect to the assets we acquired from BioSphere, we intend to amortize developed technology and a license agreement over 10 years and customer lists on an accelerated basis over 10 years.  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10.4 years.

The net deferred income tax asset of approximately $16.5 million ($1.5 million current and $15.0 million long-term) is comprised of $28.4 million in deferred tax assets primarily related to U.S. federal net operating loss carryforwards of BioSphere and approximately $11.9 million in deferred tax liabilities primarily related to differences between the book basis and tax basis of identifiable intangible assets.  The U.S. federal net operating loss carryforwards of approximately $79.8 million are subject to an annual limitation under Internal Revenue Code Section 382.  We anticipate that we will utilize the net operating loss carryforwards over a period of sixteen years.  Our non-U.S. net operating loss from the BioSphere’s French subsidiary of approximately $1.6 million has no expiration date.

The net deferred tax liability of approximately $1.1 million is related to differences between the book basis and tax basis of the identifiable intangible assets of BioSphere’s French subsidiary.

As of June 30, 2010, prior to the BioSphere acquisition, we had net long-term deferred tax liabilities of approximately $11.1 million, of which approximately $10.7 million related to the U.S. taxing jurisdiction.  As a result of the acquisition of BioSphere, we recorded net long-term deferred tax asset of approximately $15 million, which was primarily related to U.S. federal net operating loss carryforwards and differences between the book basis and tax basis of identifiable intangible asset discussed above.  We recorded an additional long-term deferred tax asset of approximately $3.2 million due to an impairment charge to goodwill.  Accordingly, the existing $10.7 million deferred tax liabilities were offset against the long-term deferred tax assets related to the U.S. taxing jurisdiction recorded during the third quarter.  The remaining net long-term deferred tax liabilities of approximately $1.5 million consists of approximately $400,000 related to our foreign filing jurisdictions and an increase of approximately $1.1 million for the net deferred tax liabilities related to BioSphere’s French subsidiary as discussed above.

In connection with our BioSphere acquisition, we paid approximately $522,000 in long-term debt issuance costs to Wells Fargo Bank for our long-term debt (see Note 10).  These costs consist of loan origination fees and legal costs that we intend to amortize over five years, which is the contract term of the Credit Agreement.  We also incurred approximately $1.2 million and $2.3 million of acquisition-related costs during the three and nine-month periods ended September 30, 2010, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

On June 2, 2009, we entered into an asset purchase agreement with Hatch Medical, L.L.C., a Georgia limited liability company (“Hatch”), to purchase assets associated with the EN Snare® foreign body retrieval system.  We paid Hatch $14 million in June 2009 and an additional $7 million on December 31, 2009.  Our consolidated financial statements for the three and nine-month periods ended September 30, 2009 reflect royalty income subsequent to the acquisition date of approximately $431,000 and $574,000, respectively, and a net income of approximately $115,000 and $158,000, respectively,  related to our Hatch acquisition.  The purchase price was allocated as follows (in thousands):

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

On March 9, 2009, we entered into an asset purchase agreement with Alveolus, Inc., a North Carolina corporation (“Alveolus”), to purchase their non-vascular interventional stents used for esophageal, tracheobronchial, and biliary stenting procedures.  We paid Alveolus $19.1 million in March 2009.  The gross amount of trade receivables we acquired from Alveolus is approximately $1.0 million, of which $49,000 is expected to be uncollectible.  Our consolidated financial statements for the three and nine-month periods ended September 30, 2009 reflect sales subsequent to the acquisition date of approximately $2.1 million and $4.4 million, respectively, and a net loss of approximately $709,000 and $1.8 million, respectively,  related to our acquisition of the Alveolus assets.  The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$1,741
Trade receivables	974
Other assets	241
Property and equipment	547
Intangibles
Developed technology	5,700
Trademarks	1,400
Customer lists	1,100
In-process research and development	400
Goodwill	8,028
Total assets acquried	20,131

Liabilities Assumed
Accounts payable	467
Other liabilities	572
Total liabilities assumed	1,039

Net assets acquired	$19,092

With respect to the assets we acquired from Alveolus, we intend to amortize the developed technology and trademarks over 15 years and customer lists on an accelerated basis over seven years.  We intend to amortize the in-process research and development over 15 years, which will begin if the resulting product is successfully launched in the market.  The acquired trademarks are scheduled to renew in 3.77 years (based on a weighted-average calculation), from September 30, 2009 until the trademark renewal date).  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date.

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

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations (see Note 12).  The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes, except for the goodwill recognized in connection with our stock acquisition of BioSphere.

The following table summarizes our unaudited consolidated results of operations for the three and nine-month periods ended September 30, 2010 and 2009, as well as the unaudited pro forma consolidated results of operations as though the BioSphere acquisition had occurred on January 1, 2009 (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$73,172	$78,966	$66,759	$74,445
Net income (loss)	(1,973)	(4,744)	6,085	5,087
Earnings (loss) per common share:
Basic	$(0.07)	$(0.17)	$.22	$.18
Diluted	$(0.07)	$(0.17)	$.21	$.18

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$215,552	$236,179	$189,967	$212,818
Net income	8,250	2,586	17,463	12,625
Earnings per common share:
Basic	$.29	$.09	$.62	$.45
Diluted	$.29	$.09	$.61	$.44

The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if BioSphere had been acquired the beginning of 2009, or results that may be obtained in any future period.

The following table summarizes our unaudited consolidated results of operations for the three and nine-month periods ended September 30, 2009, as well as the unaudited pro forma consolidated results of operations as though the Hatch, Alveolus and Biosearch acquisitions had occurred on January 1, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$66,759	$66,759	$189,967	$192,419
Net income	6,085	6,085	17,463	17,403
Earnings per common share:
Basic	$.22	$.22	$.62	$.62
Diluted	$.21	$.21	$.61	$.61

The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if Alveolus, Biosearch and Hatch had been acquired the beginning of 2009, or results that may be obtained in any future period.

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy.  Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases.  Our endoscopy segment consists of gastroenterology and pulmonary medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. During the three months ended September 30, 2010, we determined our endoscopy segment met the quantitative thresholds for separate reporting.  Prior period segment data has been presented to reflect this newly reportable segment.  We evaluate the performance of our operating segments based on operating income (loss).  Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Cardiovascular	$71,043	$64,032	$208,540	$184,428
Endoscopy	2,129	2,727	7,012	5,539
Total revenues	$73,172	$66,759	$215,552	$189,967

Operating Income (Loss)
Cardiovascular	$6,032	$9,329	$23,210	$27,763
Endoscopy	(9,474)	(866)	(11,529)	(2,437)
Total operating income (loss)	$(3,442)	$8,463	$11,681	$25,326

The operating income (loss) for the endoscopy segment for the three and nine-month periods ended September 30, 2010 includes a goodwill impairment charge of approximately $8.3 million (see Note 12).

8. Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the fair value disclosure guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which we are not required to adopt until January 1, 2011.  The adoption of this guidance did not have a material effect on our consolidated financial statements for the three and nine-month periods ended September 30, 2010.

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

9.  Income Taxes.  Our effective tax rate for the three months ended September 30, 2010 was 43.8%, compared to 27.8% for the corresponding period of 2009.  For the nine months ended September 30, 2010, our effective tax rate was 29.2%, compared to 31.5% for the comparable period of 2009.  The increase in the effective tax rate for the three months ended September 30, 2010, when compared to the corresponding period of 2009, was primarily related to a pretax loss benefit for the third quarter of 2010 and benefits from the expiration of statute of limitations on our liabilities related to unrecognized tax benefits.  The decrease in the effective tax rate for the nine months ended September 30, 2010, when compared to the corresponding period of 2009, was primarily related to the profitability of our Irish operations which are taxed at a lower rate than our U.S. and other foreign operations.

10.  Long-Term Debt. We entered into an unsecured Credit Agreement, dated September 10, 2010 (the “Credit Agreement”), with the lenders who are or may become party thereto (collectively, the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the Lenders.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.

On September 10, 2015, all principal, interest and other amounts outstanding under the Credit Agreement are payable in full.  At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans and all swingline loans in whole or in part, without premium or penalty.

Revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25%, (ii) the LIBOR Market Index Rate (as defined in the Credit Agreement)  plus 1.25%, or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25%.  Swingline loans bear interest at the LIBOR Market Index Rate plus 1.25%.  Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation.  For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.0%.

The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit loans of this nature.  In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 2.5 to 1 through June 30, 2012, no more than 2.25 to 1 from July 1, 2012 through June 30, 2014, and no more than 2 to 1 from July 1, 2014 and thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement) (adjusted for certain expenditures) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods, and subject to certain adjustments, to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year to exceed $30 million.  Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens on its property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements. As of September 30, 2010, we were in compliance with all financial debt covenants set forth in the Credit Agreement.

As of September 30, 2010, we had outstanding borrowings of approximately $88 million under the Credit Agreement.  Our principal purposes for entering into the Credit Agreement were to allow us to finance the acquisition of BioSphere and for general corporate purposes.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (“Bank of America”), whereby Bank of America agreed to provide us a line of credit in the amount of $30 million.  Our outstanding borrowings on this line of credit as of September 10, 2010 and December 31, 2009 were $0 and $7.0 million, respectively.  Our interest rate as of September 10, 2010 and December 31, 2009 was set at approximately 1.0%. In connection with obtaining our Wells Fargo revolving credit facility, we terminated our unsecured loan agreement with Bank of America on September 10, 2010.

11.  Fair Value Measurements.  The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets (1)	$3,649		$3,649

(1)          The deferred compensation investments are held in a Rabbi trust under an insurance-based deferred compensation plan.  The investments of the Rabbi trust are valued based upon unit values multiplied by the number of units held.  The unit value is based upon the investment’s net asset value adjusted for some administrative fees. These assets are reflected as other assets in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2010, we had total write-offs of approximately $8.4 million related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.  Of this total amount, approximately $8.3 million related to the impairment of our goodwill balance related to our endoscopy reporting unit.  The fair value of goodwill was measured using Level 3 inputs.  As of September 30, 2010, there is no goodwill remaining related to the endoscopy reporting unit.

The carrying amount of cash and equivalents, receivables, trade payables and long-term debt approximates fair value.

12.  Goodwill and Intangible Assets.   The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows:

2010
Goodwill balance at January 1	$33,002
Addition as the result of acquistion (see Note 6)	30,080
Deletion as the result of impairment	(8,344)
Goodwill balance at September 30	$54,738

Intangible assets at September 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenant not to compete	$315	$(57)	$258	$315	$(25)	$290
Customer lists	9,391	(2,940)	6,451	4,755	(2,380)	2,375
Developed technology	43,596	(1,683)	41,913	17,513	(535)	16,978
Distribution agreement	2,426	(577)	1,849	2,400	(385)	2,015
In-process research and development*	400		400	400		400
License agreements	1,778	(326)	1,452	403	(287)	116
Patents	4,317	(1,370)	2,947	3,757	(1,214)	2,543
Royalty agreements	267	(254)	13	267	(213)	54
Trademarks	5,060	(547)	4,513	2,538	(411)	2,127
Total	$67,550	$(7,754)	$59,796	$32,348	$(5,450)	$26,898

* In-process research and development was capitalized in connection with our acquisition of Alveolus.  Our in-process research and development intangible is currently not subject to amortization but we intend to commence amortization upon the related product launch.

The aggregate amortization expense was approximately $1.0 million and $2.3 million for the three and nine-month periods ended September 30, 2010, respectively, and approximately $742,000 and $1.6 million for the three and nine-month periods ended September 30, 2009, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following (in thousands):

Year Ending
December 31

Remaining 2010	$1,473
2011	5,976
2012	5,635
2013	5,480
2014	5,233

During our annual test of goodwill balances, which is completed during the third quarter of each year, we determined that our goodwill related to our endoscopy reporting unit was impaired.  We determined that, based on estimated future cash flows for this reporting unit, discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities, the carry value amount of this reporting unit was less than its estimated fair value. Some of the factors that influence our estimated cash flows were slower sales growth in the products acquired from our Alveolus acquisition in March of 2009, uncertainty regarding acceptance of new products and continued operating losses. During the three months ended September 30, 2010, we recorded an impairment charge of approximately $8.3 million, which was offset by approximately $3.2 million of deferred tax asset.

13.  Subsequent Event — Swap Transaction.  As discussed in Note 10, as of September 30, 2010, we had outstanding borrowings of approximately $88 million under the Credit Agreement. As part of our efforts to mitigate interest rate risk, on October 25, 2010, we entered into a LIBOR-based interest rate swap agreement that effectively fixed the interest rate on $55 million of our current floating rate bank borrowings for a five-year period. The interest rate swap locked in our interest rate on a notional amount of $55 million at 2.73%.  This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, unanticipated consequences of Merit’s recent, proposed or future acquisitions (including, but limited to our recent BioSphere acquisition) ; challenges associated with Merit’s efforts to pursue new market opportunities, including opportunities in the gastroenterology and pulmonary markets; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; downturn of the national economy and its effect on Merit’s revenues, collections and supplier relations; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth through acquisitions; delays in obtaining regulatory approvals, or the failure to maintain such approvals; concentration of Merit’s revenues among a few products and procedures; development of new products and technology that could render Merit’s products obsolete; lack of market acceptance of new products; failures to introduce products in a timely fashion; price and product competition; availability of labor and materials; cost increases; and fluctuations in and obsolescence of inventory; volatility of the market price of Merit’s common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; modification or limitation of governmental or private insurance reimbursement procedures; changes in health care markets related to health care reform initiatives; and other factors referred to in our press releases and reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

For the quarter ended September 30, 2010, we reported record revenues of $73.2 million, up 10% from the three months ended September 30, 2009 of $66.8 million.  Revenues for the nine months ended September 30, 2010 were a record $215.6 million, compared with $190.0 million for the first nine months of 2009, a gain of 13%.

Gross margins were 42.7% of sales for both the three and nine-month periods ended September 30, 2010, respectively, compared to 42.7% and 42.9% of sales for the three and nine-month periods ended September 30, 2009, respectively.  The slight decrease in gross margins for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, can be attributed primarily to higher average fixed overhead unit costs as the result of higher production costs, all of which were partially offset by an increase of approximately 1.0% in gross margin improvement related primarily to the launch of our EN Snare® device in January 2010 and our sale of embolization devices we obtained through our acquisition of BioSphere in September 2010.

The loss for the quarter ended September 30, 2010 was ($2.0) million, or ($0.07) per share, compared to net income of $6.1 million, or $0.21 per share, for the comparable quarter of 2009.  Net income for the nine-month period ended September 30, 2010 was $8.3 million, or $0.29 per share, down 53% compared to $17.5 million, or

$0.61 per share, for the comparable period of 2009. When compared to the prior year periods, net income for the three and nine-month periods ended September 30, 2010 was negatively affected by the goodwill impairment of approximately $8.3 million or approximately $5.2 million net of tax related to our endoscopy reporting unit.  In addition, net income was negatively affected by the BioSphere acquisition costs of approximately $1.2 million or approximately $723,000 net of tax and $2.3 million or approximately $1.4 million net of tax, for the three and nine months ended September 30, 2010, respectively, and BioSphere severance costs of approximately $1.6 million or approximately $1.0 million net of tax.

On September 10, 2010, we completed our acquisition of BioSphere in an all-cash transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We anticipate this acquisition will give us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are treatment of uterine fibroids and primary liver cancer.

In September 2010 we began our first direct shipments in China to sub-distributors.  Because we will now be able to sell our products directly to sub-distributors, which enabled us to terminate our existing Chinese distribution agreement, we expect to increase our sales, gross margins and net income from our Chinese product sales.   In addition, we are making significant investments in obtaining additional regulatory licenses from the Chinese State Food and Drug Administration (“SFDA”) in an effort to expand our product offerings in the Chinese market.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.7	42.7	42.7	42.9
Selling, general and administrative expenses	30.7	25.1	28.5	25.2
Research and development expenses	5.3	4.9	4.9	4.4
Goodwill impairment charge	11.4		3.9
Income (loss) from operations	(4.7)	12.7	5.4	13.3
Other income (expense)	(0.1)	0.0	0.0	0.1
Net income (loss)	(2.7)	9.1	3.8	9.2

Sales.  Sales for the three months ended September 30, 2010 increased by 10%, or approximately $6.4 million, compared to the corresponding period of 2009.   Sales for the nine months ended September 30, 2010 increased by 13%, or approximately $25.6 million, compared to the corresponding period of 2009.   Listed below are the sales by business segment for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2010	2009	% Change	2010	2009
Cardiovascular
Stand-alone devices	10%	$21,391	$19,494	15%	$65,138	$56,515
Custom kits and procedure trays	13%	21,675	19,226	16%	62,054	55,903
Inflation devices	1%	15,367	15,205	5%	46,489	44,199
Catheters	10%	11,115	10,107	20%	33,364	27,811
Embolization devices		1,495			1,495
Total	11%	71,043	64,032	13%	208,540	184,428

Endoscopy
Endoscopy devices	-22%	2,129	2,727	27%	7,012	5,539

Total	10%	$73,172	$66,759	13%	$215,552	$189,967

Cardiovascular Sales.  The cardiovascular sales growth of 11% for the third quarter of 2010, and the cardiovascular sales growth of 13% for the nine months ended September 30, 2010, when compared to the comparable periods of 2009, was primarily due to stand-alone sales primarily related to the EN Snare® device sales of $1.7 million and $5.7 million, for the three and nine-month periods ended September 30, 2010, respectively, and embolization device sales of $1.5 million which were attributable to our acquisition of BioSphere on September 10, 2010.  Sales were also favorably affected by increased sales of custom kits and procedure trays and catheters (particularly our Prelude® sheath product line and mini access catheter product line).

Endoscopy Sales.  The decrease of 22% of endoscopy sales for the third quarter of 2010, when compared to the comparable period of 2009, was primarily due to the elimination of sales of certain procedures and sales force turnover.  Sales of $7.0 million for the nine months ended September 30, 2010, when compared to the comparable period of 2009 of $5.5 million (which includes only six and one-half months) was also effected by the items discussed above.

Gross Profit.  Gross margins were 42.7% of sales for both the three and nine-month periods ended September 30, 2010, respectively, compared to 42.7% and 42.9% of sales for the three and nine-month periods ended September 30, 2009, respectively.  The slight decrease in gross margins for the nine months ended September 30, 2010, compared to the nine month ended September 30, 2009, can be attributed primarily to higher average fixed overhead unit costs as the result of higher production costs, all of which were partially offset by an increase of approximately 1.0% in gross margin improvement related primarily to the launch of our EN Snare® device in January 2010 and our sale of embolization devices we obtained through our acquisition of BioSphere in September 2010.

Operating Expenses. Selling, general and administrative expenses increased to 30.9% of sales for the three months ended September 30, 2010, compared with 25.1% of sales for the three months ended September 30, 2009.  Selling, general and administrative expenses increased 35% to $22.6 million for the three months ended September 30, 2010 from $16.8 million for the three months ended September 30, 2009.  These increased expenses were primarily attributable to the BioSphere acquisition costs and severance expenses of approximately $1.2 million and $1.6 million, respectively, and the cost of hiring additional sales and marketing people in the U.S. and Europe. For the nine months ended September 30, 2010, selling, general and administrative expenses increased to 28.6% compared with 25.2% of sales for the nine months ended September 30, 2009.  Selling, general and administrative expenses increased 29% to $61.6 million for the nine months ended September 30, 2010 from $47.9 million for the nine months ended September 30, 2009.  These increased expenses were primarily attributable to the BioSphere acquisition costs and severance expenses of approximately $2.3 million and $1.6 million, respectively, and the cost of hiring additional sales and marketing people in the U.S. and Europe.

Operating expenses for the three and nine-month periods ended September 30, 2010 were also affected by a goodwill impairment charge of $8.3 million related to our endoscopy reporting unit.  During our annual test of goodwill balances, which is completed during the third quarter of each year, we determined that our goodwill related to our endoscopy reporting unit was impaired.  Based on our determination of estimated future cash flows for this reporting unit, discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities, we concluded that the carrying value amount of this reporting unit was less than its estimated fair value. Some of the factors that influenced our estimated cash flows were slower sales growth in the products acquired from our Alveolus acquisition in March of 2009, uncertainty regarding acceptance of new products and continued operating losses.   During the third quarter of 2010, we also performed the annual impairment test of all of our other reporting units.  The performance of the step 1 impairment test for all of these other reporting units indicated that the fair value of each was substantially in excess of its carrying value.

Research and development expenses increased to 5.3% of sales for the three months ended September 30, 2010, compared with 4.9% of sales for the three months ended September 30, 2009.  Research and development expenses increased to 4.9% of sales for the nine months ended September 30, 2010, compared to 4.4% of sales for the nine months ended September 30, 2009.  Research and development expenses increased by 17% to $3.9 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 research and development expenses increased by 29% to $10.7 million from $8.3 million during the nine months ended September 30, 2009.  The increase in research and development expenses related primarily to additional regulatory costs associated with our efforts to obtain product approval from the U.S. Food and Drug Administration as well as other international regulatory agencies, and the development of several new products for our endoscopy product line.

Cardiovascular Operating Income.  During the third quarter of 2010, we reported net income from operations of approximately 6.0 million from our cardiovascular business segment, compared to net income of approximately $9.3 million for the comparable period of 2009.  For the nine months ended September 30, 2010, we reported net income from operations of approximately $23.2 million from our cardiovascular business segment, compared to net income of approximately $27.8 million for the comparable period in 2009. When compared to the corresponding period of 2009, income from operations for the three and nine-month periods ended September 30, 2010, was negatively affected by the BioSphere acquisition costs of approximately $1.2 million and $2.3 million, for the three and nine-month periods ended September 30, 2010, respectively, and BioSphere severance expenses of approximately $1.6 million during the three months ended September 30, 2010.  Absent these one-time BioSphere acquisition costs, net income from operations would have been approximately $7.8 million and approximately $25.7 million, for the three and nine-month periods ended September 30, 2010, respectively.

Endoscopy Operating (Loss).  During the third quarter of 2010, we reported a net loss from operations of approximately $9.5 million from our endoscopy business segment, compared to a net loss of approximately $866,000 for the comparable period of 2009.  For the nine months ended September 30, 2010, we reported a net loss from operations of approximately $11.5 million from our endoscopy business segment, compared to a net loss of approximately $2.4 million for the comparable period of 2009. When compared to the corresponding period of 2009, the increase in loss from operations for the three and nine-month periods ended September 30, 2010, was negatively affected by a goodwill impairment charge of approximately $8.3 million and the decrease in sales as discussed above.  Absent the goodwill impairment charge, net loss from operations would have been approximately $1.1 million and approximately $3.2 million, for the three and nine-month periods ended September 30, 2010, respectively.

Other Income (Expense).  Other expense for the third quarter of 2010 was approximately ($70,000), compared to approximately ($29,000) for the comparable period in 2009.  The net increase in the three month period ended September 30, 2010, when compared to the comparable period in 2009, was primarily the result of interest expense associated with the debt we incurred to finance our acquisition of BioSphere during the third quarter of 2010. Other expense for the nine months ended September 30, 2010 was approximately ($24,000), compared to other income of approximately $167,000 for the corresponding period in 2009.  The net change in other income for the nine-month period ended September 30, 2010, when compared to the comparable period of 2009, was primarily the result of additional interest expense as described above and a decrease in interest income attributable to lower average cash balances.

Income Taxes.  Our effective tax rate for the three months ended September 30, 2010 was 43.8%, compared to 27.8% for the corresponding period of 2009.  For the nine months ended September 30, 2010, our effective tax rate was 29.2%, compared to 31.5% for the comparable period of 2009.  The increase in the effective tax rate for the three months ended September 30, 2010, when compared to the corresponding period of 2009, was primarily related to a pretax loss benefit for the third quarter of 2010 and benefits from the expiration of statute of limitations on our liabilities related to unrecognized tax benefits.  The decrease in the effective tax rate for the nine months ended September 30, 2010, when compared to the corresponding period of 2009, was primarily related to the profitability of our Irish operations which are taxed at a lower rate than our U.S. and other foreign operations.

Net Income (Loss).   During the third quarter of 2010, we reported a net loss of approximately $2.0 million, compared to net income of approximately $6.1 million for the comparable period of 2009.  For the nine months ended September 30, 2010, we reported net income of approximately $8.3 million, compared to net income of approximately $17.5 million for the comparable period of 2009.  The factors discussed above in operating net income (loss) decreased our net income for the three and nine-month periods ended September 30, 2010.

Liquidity and Capital Resources

Our working capital as of September 30, 2010 and December 31, 2009 was $76.0 million and $57.7 million, respectively.  The increase in working capital was primarily the result of increases in current assets, primarily inventories and trade receivables, from our acquisition of BioSphere.  As of September 30, 2010, we had a current ratio of 3.3 to 1.

We entered into an unsecured Credit Agreement, dated September 10, 2010 (the “Credit Agreement”), with the lenders who are or may become party thereto (collectively, the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the Lenders.  As of September 30, 2010, Wells Fargo is the only bank involved in the Credit Agreement.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.  Our interest rate as of September 30, 2010 was a one month fixed rate of 1.51% on $82 million and a variable floating rate of 1.54% on approximately $6 million.

As of September 30, 2010, we had outstanding borrowings of approximately $88 million under the Credit Agreement.   The principal purposes of the Credit Agreement were to allow us to finance the acquisition of BioSphere and for general corporate purposes.

On December 7, 2006, we entered into an unsecured loan agreement with Bank of America, N.A. (“Bank of America”), whereby Bank of America agreed to provide us a line of credit in the amount of $30 million.  Our outstanding borrowings on this loan as of September 10, 2010 and December 31, 2009 were $0 and $7.0 million, respectively.  Our interest rate as of September 10, 2010 and December 31, 2009 was set at approximately 1.0%.  In connection with obtaining our Wells Fargo revolving credit facility, our unsecured loan agreement with Bank of America was terminated on September 10, 2010.

On December 8, 2006, we entered into an unsecured loan agreement with Zions First National Bank (“Zions”), whereby Zions agreed to provide us a line of credit in the amount of $1 million.  The loan originally expired on December 1, 2009; but was extended for an additional three years to December 1, 2012.  We had $0 outstanding and $1.0 million available under this line of credit as of September 30, 2010 and December 31, 2009.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products.  Over the last two years, we spent a substantial amount of cash ($96 million to acquire BioSphere in September of 2010 and $46.2 million during 2009), in connection with our acquisition of certain assets and product lines.  We plan to construct two new production facilities over the next two years, in South Jordan, Utah and Galway, Ireland, with an anticipated cost of $52 million.  In the event we pursue and complete similar transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to consider raising additional funds in the debt or equity markets.  We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity, and existing lines of credit and committed debt financing will be adequate to fund our current and future planned operations for the next twelve months and the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a quarterly basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review includes quantities on hand for both raw materials and finished goods.  Based on this review, we provide a reserve for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand prior to expiration lives.

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage.  If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required.  During the years ended December 31, 2009, 2008 and 2007, we provided on an annual basis an obsolescence reserve expense of between $1.1 million to $1.5 million and have written off against such reserves between $1.2 million and $1.3 million on an annual basis.  Based on this historical trend, we believe that the amount included in our obsolescence reserve represents an accurate estimate of the unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment.  We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise.  We utilize several reporting units in evaluating goodwill for impairment.  We assess the estimated fair value of reporting units based on discounted future cash flows.  If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital.  During our annual test of goodwill balances, which is completed during the third quarter of each year, we determined that our goodwill related to our endoscopy reporting unit was impaired.  We determined that based on estimated future cash flows for this reporting unit, discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities, the carry value amount of this reporting unit was less than its estimated fair value. Some of the factors that influence our estimated cash flows were slower sales growth in the products acquired from our Alveolus acquisition in March of 2009, uncertainty regarding acceptance of new products and continued operating losses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Chinese Yuan, Swedish and Danish Kroner.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  For the three months ended September 30, 2010, a portion of our revenues ($7.1 million, representing approximately 9.7% of aggregate revenues), was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain of our expenses for the quarter ended September 30, 2010 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the three months ended September 30, 2010, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $817,000 and an increase of 0.46% in gross profit.  This improvement in gross profits was the result of a decrease in our Irish manufacturing expenses which are primarily denominated in Euros.

On August 31, 2010, we forecasted a net exposure for September 30, 2010 representing the difference between the Euro- and GBP-denominated receivables and Euro and GBP-denominated payables of approximately 355,000 Euros and 299,000 GBPs, respectively.  In order to partially offset such risks, on August 31, 2010 we entered into a 30-day forward contract for Euros and GBPs.  We generally enter into similar economic transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  During the quarter ended September 30, 2010, we recorded a net gain of approximately $10,000 on foreign currency transactions.  We do not purchase or hold derivative financial instruments for speculative or trading purposes.  The fair value of our open positions at September 30, 2010 was not material to our consolidated financial statements.

As discussed in Note 10 to our consolidated financial statements as of September 30, 2010, we had outstanding borrowings of approximately $88 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on October 25, 2010, we entered into a LIBOR-based interest rate swap agreement that effectively fixed the interest rate on $55 million of our current floating rate bank borrowings for a five-year period. The interest rate swap locked in the Company’s interest rate on the expected outstanding balance of $55 million at 2.73%.  This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Assuming the current level of borrowings remained the same if we segregated the $33 million of borrowings that was not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would change by $153,000 for the nine months ending September 30, 2011.

In the event of an adverse change in interest rates, our management would likely take actions, in addition to the interest rate swap agreement discussed above, to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the “Exchange Act”), as of September 30, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of September 30, 2010, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 8, 2010	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 8, 2010	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER