Form 10-Q
period 2011-03-31
MERIT MEDICAL SYSTEMS INC
filed 2011-05-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	36,275,218
Title or class	Number of Shares
Outstanding at May 5, 2011

MERIT MEDICAL SYSTEMS, INC.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,465	$3,735
Trade receivables - net of allowances of $492 and $593, respectively	41,031	37,362
Employee receivables	161	110
Other receivables	1,267	1,242
Inventories	60,353	60,597
Prepaid expenses and other assets	3,988	2,541
Deferred income tax assets	4,651	4,647
Income tax refunds receivable	472	2,067

Total current assets	115,388	112,301

PROPERTY AND EQUIPMENT:
Land and land improvements	12,579	12,586
Building	50,399	50,274
Manufacturing equipment	94,176	92,839
Furniture and fixtures	19,091	18,313
Leasehold improvements	12,360	12,121
Construction-in-progress	21,903	13,775

Total	210,508	199,908
Less accumulated depreciation	(74,926)	(71,853)

Property and equipment—net	135,582	128,055

OTHER ASSETS:
Intangibles - net of accumulated amortization of $10,573 and $8,996, respectively	56,828	57,184
Goodwill	58,659	58,675
Deferred income tax assets	4,296	4,140
Other assets	9,664	9,125

Total other assets	129,447	129,124

TOTAL ASSETS	$380,417	$369,480

See condensed notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$18,229	$20,092
Accrued expenses	18,914	18,890
Advances from employees	329	307
Income taxes payable	945	887

Total current liabilities	38,417	40,176

LONG-TERM DEBT	82,564	81,538

DEFERRED INCOME TAX LIABILITIES	1,507	1,267

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,527	3,527

DEFERRED COMPENSATION PAYABLE	4,477	4,258

DEFERRED CREDITS	1,736	1,763

OTHER LONG-TERM OBLIGATIONS	1,375	1,336

Total liabilities	133,603	133,865

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of March 31, 2011 and December 31, 2010; no shares issued
Common stock—no par value; 100,000 shares authorized; 35,892 and 35,496 shares issued at March 31, 2011 and December 31, 2010, respectively	71,138	67,091
Retained earnings	174,303	167,664
Accumulated other comprehensive income	1,373	860

Total stockholders’ equity	246,814	235,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,417	$369,480

See condensed notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands, except earnings per common share - unaudited)

	Three Months Ended
	March 31,
	2011	2010

NET SALES	$86,631	$67,432

COST OF SALES	46,846	38,997

GROSS PROFIT	39,785	28,435

OPERATING EXPENSES:
Selling, general and administrative	24,591	19,032
Research and development	4,984	3,057

Total operating expenses	29,575	22,089

INCOME FROM OPERATIONS	10,210	6,346

OTHER INCOME (EXPENSE):
Interest income	2	8
Interest expense	(425)	(35)
Other income	11	11

Total other expense - net	(412)	(16)

INCOME BEFORE INCOME TAXES	9,798	6,330

INCOME TAX EXPENSE	3,159	1,822

NET INCOME	$6,639	$4,508

EARNINGS PER COMMON SHARE:
Basic	$.19	$.13
Diluted	$.18	$.13

AVERAGE COMMON SHARES:
Basic	35,593	35,226
Diluted	36,254	35,948

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,639	$4,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,794	3,290
Losses on sales and/or abandonment of property and equipment	4	108
Write-off of certain patents and trademarks	14	24
Amortization of deferred credits	(27)	(29)
Purchase of trading investments	(111)	(141)
Net unrealized gains on trading investments	(163)	(33)
Deferred income taxes	93	1
Stock-based compensation	335	304
Tax benefit attributable to appreciation of common stock options exercised	(1,055)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(3,316)	(4,101)
Employee receivables	(47)	11
Other receivables	17	171
Inventories	245	353
Prepaid expenses and other assets	(1,402)	(451)
Income tax refund receivable	(107)	16
Other assets	22
Trade payables	(4,259)	(1,108)
Accrued expenses	(48)	(58)
Advances from employees	15	563
Income taxes payable	2,702	1,612
Deferred compensation payable	219	59
Other long-term obligations	39	(29)

Total adjustments	(2,036)	562

Net cash provided by operating activities	4,603	5,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(8,540)	(4,322)
Patents and trademarks	(889)	(218)
Proceeds from the sale of property and equipment		7
Cash paid in acquisitions		(250)

Net cash used in investing activities	(9,429)	(4,783)

See condensed notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$2,810	$220
Borrowings on line of credit		1,500
Payments on line of credit		(2,000)
Proceeds from issuance of long-term debt	22,700
Payment on long-term debt	(21,674)
Payment of taxes related to an exchange of common stock	(154)
Excess tax benefits from stock-based compensation	1,055

Net cash provided by (used in) financing activities	4,737	(280)

EFFECT OF EXCHANGE RATES ON CASH	(181)	(148)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(270)	(141)

CASH AND CASH EQUIVALENTS:
Beginning of period	3,735	6,133

End of period	$3,465	$5,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for (including capitalized interest of $60 and $0, respectively):
Interest	$402	$30

Income taxes	$376	$353

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,770	$1,619

Accrued purchase price	$	$750

During the three months ended March 31, 2011, 13,116 shares of Merit’s common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $154,000, related to the exercise of stock options.  The shares were valued based upon the closing price of Merit’s common stock on the surrender date.

During the three months ended March 31, 2011, 6,721 shares of Merit’s common stock, with a value of approximately $79,000 were surrendered in exchange for the exercise of stock options.

See condensed notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three months ended March 31, 2011 and 2010 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2011, and our results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for a full-year period.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

2.  Inventories. Inventories are stated at the lower of cost or market.  Inventories at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Finished goods	$28,674	$30,780
Work-in-process	9,951	7,012
Raw materials	21,728	22,805

Total	$60,353	$60,597

3.   Comprehensive Income.  Comprehensive income for the three-month periods ended March 31, 2011 and 2010 consisted of net income, the mark to market adjustment on an interest rate swap and foreign currency translation adjustments.  Comprehensive income for the three-month periods ended March 31, 2011 and 2010 has been computed as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$6,639	$4,508
Interest rate swap, net of tax of $121	191	—
Foreign currency translation gain (loss)	322	(28)
Comprehensive income	$7,152	$4,480

4. Stock-based Compensation.  Stock-based compensation expense for the three-month periods ended March 31, 2011 and 2010 has been categorized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$51	$51
Research and development	13	14
Selling, general and administrative	271	239
Stock-based compensation	$335	$304

The excess income tax benefit created from the exercises of stock options was approximately $1.1 million and $0 for the three-month periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $2.6 million and is expected to be recognized over a weighted average period of 2.5 years. We use the Black-Scholes methodology to value the stock-based compensation expense for options.

5. Earnings Per Common Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands, except per share amounts):

	Net		Per Share
	Income	Shares	Amount
Three months ended March 31, 2011:
Basic EPS	$6,639	35,593	$0.19
Effect of dilutive stock options and warrants		661

Diluted EPS	$6,639	36,254	$0.18

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		844

	Net		Per Share
	Income	Shares	Amount
Three months ended March 31, 2010:
Basic EPS	$4,508	35,226	$0.13
Effect of dilutive stock options and warrants		722

Diluted EPS	$4,508	35,948	$0.13

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,311

6. Acquisitions. On September 10, 2010, we completed our acquisition of BioSphere Medical, Inc. (“BioSphere”) in an all cash merger transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We anticipate that the acquisition of BioSphere will give us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are uterine fibroids and primary liver cancer.  The gross amount of trade receivables we acquired from BioSphere is approximately $4.6 million, of which $51,000 is expected to be uncollectible.  Our consolidated financial statements for the three months ended March 31, 2011 reflect sales subsequent to the acquisition date of approximately $7.7 million related to our BioSphere acquisition.  We report sales and operating expenses related to this acquisition in our cardiovascular segment.  Computation of the earnings related to this acquisition is impractical, as we cannot split out sales costs related to Biosphere’s products as our sales representatives are selling multiple products in the cardiovascular business segment.  As of December 31, 2010, the purchase price was allocated as follows as (in thousands):

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

Changes have been made to the assets acquired and liabilities assumed during the three-month period ended March 31, 2011, but these changes were not significant.

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

In connection with our BioSphere acquisition, we paid approximately $522,000 in long-term debt issuance costs to Wells Fargo Bank (“Wells Fargo”) for our long-term debt (see Note 10).  These costs consist of loan origination fees and legal costs that we intend to amortize over five years, which is the contract term of an unsecured Credit Agreement, dated September 10, 2010 (the “Credit Agreement”) with lenders who are or may become party thereto (collectively, the “Lenders”) and Wells Fargo, as administrative agent for the Lenders.  We also incurred approximately $63,000 of acquisition-related costs during the three months ended March 31, 2011, which are included in selling, general and administrative expense in the accompanying consolidated statements of income

During the fourth quarter of 2010, we terminated several of our exclusive BioSphere sales distributor agreements in European countries where we already had previously established direct sales relationships.  In connection with the termination of these agreements, we agreed to purchase customer lists from the terminated distributors.  The total purchase price of the customer lists was approximately $1.3 million and was allocated to customer lists.  We are amortizing the customer lists on an accelerated basis over 10 years.

On February 19, 2010, we entered into a manufacturing and technology license agreement with a medical device manufacturer for certain medical products.  We made an initial payment of $250,000 in February of 2010, a second payment of $250,000 in May of 2010, a third payment of $250,000 in November of 2010 and accrued an additional $250,000 in accrued expenses at December 31, 2010.  The final payment is due upon reaching certain milestones set forth in the agreement.  We believe it is probable that we will be required to make the final payment.  We have included the $1.0 million intangible asset in license agreements and are amortizing the asset over an estimated life of 10 years.

The following table summarizes our unaudited consolidated results of operations for the three months ended March 31, 2010, as well as the unaudited pro forma consolidated results of operations as though the BioSphere acquisition had occurred on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010
	As Reported	Pro Forma

Sales	$67,432	$74,552
Net income	4,508	2,893
Earnings per common share:
Basic	$.13	$.08
Diluted	$.13	$.08

The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if BioSphere had been acquired at the beginning of 2010, or results that may be obtained in any future period.

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

	Three Months Ended
	March 31,
	2011	2010
Revenues
Cardiovascular	$83,927	$64,960
Endoscopy	2,704	2,472
Total revenues	$86,631	$67,432

Operating Income (Loss)
Cardiovascular	$11,188	$6,980
Endoscopy	(978)	(634)
Total operating income	$10,210	$6,346

8. Recent Accounting Pronouncements.  In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to address diversity in practice about pro forma revenue and earnings disclosure requirements.  This guidance specifies that if a public entity presents comparative financial statements, the entity shall disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We will apply these required disclosures to any future business combinations.

In December 2010, the FASB issued authoritative guidance which modifies the requirements of step one of the goodwill impairment test for reporting units with zero or negative carrying amounts.  This guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued additional authoritative guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted the fair value disclosure guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which we adopted on January 1, 2011.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

9.  Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2011 and 2010 was 32.2% and 28.8%, respectively, which resulted in a provision for income taxes of $3.2 million and $1.8 million, respectively.  The increase in the effective income tax rate for the first quarter of 2011, when compared to the first quarter of 2010, was primarily related to the increased profit of our U.S. operations which are taxed at a higher rate than our foreign operations income (primarily Ireland).

10.  Long-Term Debt. In connection with our acquisition of BioSphere, we entered into the Credit Agreement with the Lenders and Wells Fargo.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.

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

The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature.  In this regard, the Credit Agreement requires us to maintain a leverage ratio and EBITDA ratio, consolidated net income and limits the amount of annual capital expenditures.  Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements.  As of March 31, 2011, we were in compliance with all financial covenants set forth in the Credit Agreement.

As of March 31, 2011, we had outstanding borrowings of approximately $82.6 million under the Credit Agreement, with available borrowings of approximately $42.4 million, based on the leverage ratio in the terms of the Credit Agreement.  Our interest rate as of March 31, 2011 was a fixed rate of 2.73% on $55.0 million as a result of an interest rate swap, a fixed rate of 1.51% on $25.0 million and a variable floating rate of 1.56% on approximately $2.6 million.

11.   Derivatives.

Interest Rate Swap.  On October 25, 2010, we entered into a $55 million pay-fixed, receive-variable interest rate swap with Wells Fargo at a fixed interest rate of 2.73%.  The variable portion of the interest rate swap is tied to the one-Month LIBOR (the benchmark interest rate).  The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis.  The interest rate swap expires September 10, 2015.

At March 31, 2011, the interest rate swap qualified as a cash flow hedge.  During the three months ended March 31, 2011, we recorded a net gain on this hedge of approximately $37,000, which is included in interest expense in the accompanying consolidated statements of operations.  The fair value of our cash flow hedge at March 31, 2011 was approximately $1.5 million, which was offset by approximately $572,000 of deferred tax liability.

Foreign Currency Forward Contracts.  On February 28, 2011, we forecasted a net exposure for March 31, 2011 (representing the difference between Euro and Great Britain Pound (“GBP’)-denominated receivables and Euro-denominated payables) of approximately 530,000 Euros and 290,000 GBPs.  In order to partially offset such risks, on February 28, 2011, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 530,000 Euros and 290,000 GBPs.  We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  These contracts are marked to market at each month-end.  During the three months ended March 31, 2011 and 2010, the effect on the consolidated statement of operations of all forward contracts and the fair value of our open positions was not material.

12.   Fair Value Measurements.  The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market

The following table identifies our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,471		$1,471

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,159		$1,159

(1)          The fair value of the interest rate swap is determined based on forward yield curves.

During the three-month periods ended March 31, 2011 and 2010, we had write-offs of approximately $14,000 and $24,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and equivalents, receivables, and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimates to be available to us for debt with similar terms and conditions.

13.   Goodwill and Intangible Assets.  The changes in the carrying amount of goodwill for the three months ended March 31, 2011, are as follows (in thousands):

2011
Goodwill balance at January 1	$58,675
Changes as the result of acquisitions	(16)
Goodwill balance at March 31	$58,659

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$5,356	$(1,504)	$3,852	$4,631	$(1,445)	$3,186
Distribution agreement	2,426	(706)	1,720	2,426	(641)	1,785
License agreements	1,983	(371)	1,612	1,833	(352)	1,481
Trademark	5,785	(738)	5,047	5,761	(636)	5,125
Developed technology	36,866	(2,888)	33,978	36,574	(2,301)	34,273
In-process technology	400		400	400		400
Covenant not to compete	315	(77)	238	315	(67)	248
Customer lists	14,034	(4,053)	9,981	13,973	(3,287)	10,686
Royalty agreements	267	(267)		267	(267)

Total	$67,432	$(10,604)	$56,828	$66,180	$(8,996)	$57,184

The aggregate amortization expense for the three months ended March 31, 2011and 2010 was approximately $1.6 million and $670,000, respectively.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Remaining 2011	$4,428
2012	5,351
2013	5,138
2014	4,758
2015	4,432

14.   Subsequent Event.  On April 21, 2011, our Board of Directors authorized a 5-for-4 forward stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for every four shares of common stock outstanding on the record date.  On May 5, 2011, we completed the forward stock split through a stock dividend to shareholders of record as of May 2, 2011. The Board of Directors also made corresponding adjustments to the number of shares subject to our stock incentive plans and to the number of shares subject to, and the exercise price of, outstanding options and other rights to acquire shares of common stock. All earnings per common share and common share data set forth in the foregoing consolidated financial statements (and condensed notes thereto) have been adjusted to reflect the split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any forward-looking statement.   In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreements; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration; laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions, including the BioSphere acquisition; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failure to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates.  Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in this Quarterly Report on Form 10-Q.

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

We reported record revenues for the quarter ended March 31, 2011.  Revenues for the quarter ended March 31, 2011 were $86.6 million, up 28.5% over the sales of $67.4 million from the three months ended March 31, 2010.

Our base business sales (which excludes embolization device sales acquired from BioSphere) increased 17.4% for the first quarter of 2011, compared to the first quarter of 2010.  Embolization device sales acquired from BioSphere in September 2010 accounted for an increase of 11.8% of sales for the first quarter of 2011.

Gross profit as a percentage of sales was up to 45.9% for the first quarter of 2011, compared to 42.2% for the first quarter of 2010. This increase was primarily due to sales of higher-margin emoblization device sales and increased direct sales in China.

Net income for the three months ended March 31, 2011 was $6.6 million, compared to $4.5 million for the three months ended March 31, 2010, an increase of 47%.  When compared to the first quarter of 2010, net income for the quarter ended March 31, 2011 was primarily affected by higher sales and gross margins, which was partially offset by higher selling, general and administrative expenses, increased research and development expenses and a higher effective income tax rate.

Our business continues to grow in most of our geographic regions and product groups.  We believe the investments we have made over the past few years in acquisitions and internally developed new products are paying off.  Our acquisitions are providing best-in-class products as well as the pull-through of other core products we sell, which has helped accelerate our sales growth.  We plan to continue to expand our product offerings in strategic foreign markets by moving to a more direct sales approach, similar to our expansion into China.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Sales	100.0%	100.0%
Gross profit	45.9	42.2
Selling, general and administrative expenses	28.4	28.2
Research and development expenses	5.8	4.5
Income from operations	11.8	9.4
Other expense	(0.5)	(0.02)
Net income	7.7	6.7

Sales.  Sales for the three months ended March 31, 2011 increased by 28.5%, or approximately $19.2 million, compared to the first three months of 2010.  Listed below are the sales by business segment for the quarters ended March 31, 2011 and 2010 (in thousands):

		Three Months Ended
		March 31,
	% Change	2011	2010
Cardiovascular
Stand-alone devices	16%	$24,061	$20,766
Custom kits and procedure trays	16%	22,582	19,510
Inflation devices	19%	16,894	14,224
Catheters	22%	12,739	10,460
Embolization devices		7,651
Total	29%	83,927	64,960

Endoscopy
Endoscopy devices	9%	2,704	2,472

Total	28%	$86,631	$67,432

Our cardiovascular sales increased $19.0 million, or approximately 29%, for the quarter ended March 31, 2011 on sales of approximately $83.9 million, compared to the corresponding period of 2010 of $65 million.  This improvement, was largely the result of an increase in sales of $11.3 million (17.4% of sales) related to our base business and the acquisition of the Embolization devices from BioSphere of $7.7 million (11.8% of sales).  Our base business growth was favorably affected by increased sales of our stand-alone devices (particularly our hemostasis valves and Laureate® Hydrophilic guide wire), custom kits, procedure trays, inflation devices and catheters (particularly our Prelude® sheath product line and micro access catheter product line).

Our endoscopy sales increased 9% for the quarter ended March 31, 2011 on sales of approximately $2.7 million, when compared to the comparable period of 2010 of approximately $2.5 million,  primarily related to an increase in sales of our Aero® Tracheobronchial stent.

Gross Profit. Gross profit as a percentage of sales was up to 45.9% for the first quarter of 2011, compared to 42.2% for the first quarter of 2010. This increase was primarily due to sales of higher-margin emoblization device sales and increased direct sales in China.

Operating Expenses.  Selling, general and administrative expenses increased to 28.4% of sales for the three months ended March 31, 2011, compared with 28.2% of sales for the three months ended March 31, 2010.  The increase in selling, general and administrative expenses as a percentage of sales during the three months ended March 31, 2011, when compared to the first three months of 2010, was due primarily to expenses associated with sales and marketing support for the products acquired from BioSphere in September of 2010. Research and development expenses were 5.8% of sales for the three months ended March 31, 2011, compared with 4.5% of sales for the three months ended March 31, 2010.  The increase in research and development expenses, when compared to the first three months of 2011, was primarily due to the addition of the BioSphere research and development group and its projects, as well as research and development costs to support various new endoscopy products, and increases in regulatory support for new product launches and product registrations in foreign countries.

Operating Income (Loss).  The following table sets forth our operating profits by business segment for the quarters ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Operating Income (Loss)
Cardiovascular	$11,188	$6,980
Endoscopy	(978)	(634)
Total operating income	$10,210	$6,346

Cardiovascular Operating Income.  During the first quarter of 2011, we reported income from operations of approximately $11.2 million from our cardiovascular business segment, compared to income of approximately $7.0 million for the comparable period of 2010.  The increase in operating income was primarily affected by higher sales and gross margins, which were partially offset by higher selling, general and administrative expenses, and increased research and development expenses.

Endoscopy Operating (Loss).  During the first quarter of 2011, we reported a loss from operations of approximately $978,000 from our endoscopy business segment, compared to a loss of approximately $634,000 for the comparable period of 2010.  The decrease in operating income was primarily the result of an increase in research and development costs to support the development of various new endoscopy products.

Other Expense - Net.  Other expense for the first quarter of 2011 was approximately $412,000 compared to other expense of approximately $16,000 for the first quarter of 2010.  The increase in other expense for the first quarter of 2011, when compared to the first quarter of 2010, was principally the result of interest expense of approximately $425,000 on our long-term debt incurred in connection with the acquisition of BioSphere.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2011 and 2010 was 32.2% and 28.8%, respectively, which resulted in a provision for income taxes of $3.2 million and $1.8 million, respectively.  The increase in the effective income tax rate for the first quarter of 2011, when compared to the first quarter of 2010, was primarily related to the increased profit of our U.S. operations which are taxed at a higher rate than our foreign operations income (primarily Ireland).

Net Income.  During the first quarter of 2011, we reported net income of $6.6 million, an increase of 47% from $4.5 million for the first quarter of 2010.  This increase was primarily affected by higher sales and gross margins, which was partially offset by higher selling, general and administrative expenses, increased research and development expenses and a higher effective income tax rate.

Liquidity and Capital Resources

Our working capital as of March 31, 2011 and December 31, 2010 was $77.0 million and $72.1 million, respectively.  The increase in working capital was primarily the result of an increase in accounts receivable related to record quarterly sales.   As of March 31, 2011, we had a current ratio of 3.0 to 1.

During the quarter ended March 31, 2011, our inventory balances decreased by approximately $244,000, from $60.6 million at December 31, 2010 to $60.4 million.  The decrease was primarily the result of our record quarterly sales.

On September 10, 2010, we entered into the Credit Agreement with the Lenders and Wells Fargo.  As of December 31, 2010, Wells Fargo is the only bank involved in the Credit Agreement.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.  As of March 31, 2011, we had outstanding borrowings of approximately $82.6 million under the Credit Agreement, with available borrowings of approximately $42.4 million, based on the leverage ratio in the terms of the Credit Agreement.  Our interest rate  under the Credit Agreement as of March 31, 2011, was a fixed rate of 2.73% on $55.0 million as a result of an interest rate swap, a fixed rate at 1.51% on $25.0 million and a variable floating rate of 1.56% on approximately $2.6 million.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products.  Over the last two years, we spent a substantial amount of cash in connection with our acquisition of certain assets and product lines ($96 million to acquire BioSphere in September of 2010 and $46.2 million to acquire the assets of Alveolus and Hatch, among other transactions, during 2009).  We plan to construct two new production facilities over the next two years, in South Jordan, Utah and Galway, Ireland, and a parking terrace in South Jordan, Utah, with total anticipated costs of $52 million. As of March 31, 2011, we had incurred total cost of approximately $11.8 million (of which $2.4 million was accrued for).  In the event we pursue and complete similar transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.  We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity, and existing lines of credit and committed debt financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Inventory Obsolescence Reserve.  Our management reviews on a quarterly basis inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold.  This review includes quantities on hand for both raw materials and finished goods.  Based on this review, we provide a reserve for any slow-moving finished goods or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable.  This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand prior to expiration lives.

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

Income Taxes.  Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts.  Although we believe our provisions for unrecognized tax benefits are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals.  Tax laws are subject to varied interpretations, and we have taken positions related to certain matters where the laws are subject to interpretation.  Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination(s).

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

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists.  All of our intangible assets are subject to amortization. .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro, Great Britain Pound (“GBP”) and Chinese Yuan Renminbi (“CNY”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Swedish and Danish Kroner.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  A portion of our revenues ($12.2 million, representing approximately 14.1% of net sales) for the three months ended March 31, 2011 was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain of our expenses for the quarter ended March 31, 2011 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.   During the three months ended March 31, 2011, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease of our gross revenues of approximately $103,000 and an increase of 0.15% in gross profit.

On February 28, 2011, we forecasted a net exposure for March 31, 2011 (representing the difference between Euro and Great Britain Pound (“GBP’)-denominated receivables and Euro-denominated payables) of approximately 530,000 Euros and 290,000 GBPs.  In order to partially offset such risks, on February 28, 2011, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 530,000 Euros and 290,000 GBPs.  We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  These contracts are marked to market at each month-end.  During the three months ended March 31, 2011 and 2010, the effect on the consolidated statement of operations on all forward contracts and the fair value of our open positions was not material.

As discussed in Note 10 to our consolidated financial statements, as of March 31, 2011, we had outstanding borrowings of approximately $82.6 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on October 25, 2010, we entered into a LIBOR-based interest rate swap agreement that effectively fixed the interest rate on $55 million of our current floating rate bank borrowings for a five-year period. The interest rate swap locked in our interest rate on the expected outstanding balance of $55 million at 2.73%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the $55 million that is subject to a fixed rate under the interest rate swap, assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $276,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Three Months Ended March 31, 2011

Except as set forth below, during the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On September 13, 2010, we completed our acquisition of BioSphere. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2011, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 9, 2011	/s/ Fred P. Lampropoulos
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 9, 2011	/s/ Kent W. Stanger
KENT W. STANGER
CHIEF FINANCIAL OFFICER