Form 10-Q
period 2011-06-30
MERIT MEDICAL SYSTEMS INC
filed 2011-08-08
CIK 856982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	41,908,797
Title or class	Number of Shares
Outstanding at August 2, 2011

MERIT MEDICAL SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,009	$3,735
Trade receivables - net of allowances of $489 and $593, respectively	41,889	37,362
Employee receivables	154	110
Other receivables	1,407	1,242
Inventories	62,724	60,597
Prepaid expenses and other assets	4,429	2,541
Deferred income tax assets	4,653	4,647
Income tax refunds receivable	302	2,067

Total current assets	178,567	112,301

PROPERTY AND EQUIPMENT:
Land and land improvements	13,036	12,586
Building	50,961	50,274
Manufacturing equipment	97,032	92,839
Furniture and fixtures	20,091	18,313
Leasehold improvements	12,438	12,121
Construction-in-progress	31,371	13,775

Total	224,929	199,908
Less accumulated depreciation	(78,176)	(71,853)

Property and equipment—net	146,753	128,055

OTHER ASSETS:
Intangibles - net of accumulated amortization of $12,056 and $8,996, respectively	61,335	57,184
Goodwill	58,659	58,675
Deferred income tax assets	4,296	4,140
Other assets	8,603	9,125

Total other assets	132,893	129,124

TOTAL ASSETS	$458,213	$369,480

See condensed notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$19,120	$20,092
Accrued expenses	19,642	18,890
Advances from employees	183	307
Income taxes payable	1,019	887

Total current liabilities	39,964	40,176

LONG-TERM DEBT	55,000	81,538

DEFERRED INCOME TAX LIABILITIES	1,530	1,267

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,527	3,527

DEFERRED COMPENSATION PAYABLE	4,668	4,258

DEFERRED CREDITS	1,709	1,763

OTHER LONG-TERM OBLIGATIONS	5,503	1,336

Total liabilities	111,901	133,865

STOCKHOLDERS’ EQUITY:
Preferred stock—5,000 shares authorized as of June 30, 2011 and December 31, 2010; no shares issued
Common stock—no par value; 100,000 shares authorized; 41,908 and 35,496 shares issued at June 30, 2011 and December 31, 2010, respectively	164,443	67,091
Retained earnings	181,175	167,664
Accumulated other comprehensive income	694	860

Total stockholders’ equity	346,312	235,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,213	$369,480

See condensed notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands, except per common share - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$91,249	$74,948	$177,880	$142,380

COST OF SALES	48,765	42,490	95,611	81,487

GROSS PROFIT	42,484	32,458	82,269	60,893

OPERATING EXPENSES:
Selling, general, and administrative	26,175	19,939	50,766	38,971
Research and development	5,462	3,742	10,446	6,799

Total operating expenses	31,637	23,681	61,212	45,770

INCOME FROM OPERATIONS	10,847	8,777	21,057	15,123

OTHER INCOME (EXPENSE):
Interest income	14	12	16	20
Interest expense	(311)	(15)	(736)	(50)
Other income - net	68	65	79	76

Other income (expense) - net	(229)	62	(641)	46

INCOME BEFORE INCOME TAXES	10,618	8,839	20,416	15,169

INCOME TAX EXPENSE	3,746	3,124	6,905	4,946

NET INCOME	$6,872	$5,715	$13,511	$10,223

EARNINGS PER COMMON SHARE:
Basic	$.19	$.16	$.37	$.29
Diluted	$.18	$.16	$.37	$.28

AVERAGE COMMON SHARES:
Basic	36,804	35,243	36,199	35,230
Diluted	37,677	35,911	36,966	35,925

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,511	$10,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,472	6,673
Losses on sales and/or abandonment of property and equipment	4	280
Write-off of certain patents and trademarks	17	24
Amortization of deferred credits	(54)	(57)
Purchase of trading investments		(291)
Net unrealized losses on trading investments		76
Deferred income taxes	106	(17)
Stock-based compensation	646	606
Tax benefit attributable to appreciation of common stock options exercised	(2,854)	(49)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(4,138)	(6,618)
Employee receivables	(39)	(11)
Other receivables	(115)	344
Inventories	(2,126)	(49)
Prepaid expenses and other assets	(1,844)	(1,282)
Income tax refunds receivable	(178)	119
Trade payables	(4,726)	345
Accrued expenses	318	1,968
Advances from employees	(125)	454
Income taxes payable	5,297	2,190
Deferred compensation payable	410	36
Other long-term assets	(391)	(25)
Other long-term obligations	416	(78)

Total adjustments	96	4,638

Net cash provided by operating activities	13,607	14,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(21,642)	(8,764)
Patents and trademarks	(1,351)	(545)
Proceeds from the sale of property and equipment		10
Cash paid in acquisitions	(1,500)	(500)

Net cash used in investing activities	(24,493)	(9,799)

See condensed notes to consolidated financial statements.	(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$94,798	$379
Borrowings on line of credit		1,500
Payments on line of credit		(8,500)
Proceeds from issuance of long-term debt	18,598
Payments on long-term debt	(45,135)
Payment of taxes related to an exchange of common stock	(819)
Excess tax benefits from stock-based compensation	2,854	49

Net cash provided by (used in) financing activities	70,296	(6,572)

EFFECT OF EXCHANGE RATES ON CASH	(136)	(369)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,274	(1,879)

CASH AND CASH EQUIVALENTS:
Beginning of period	3,735	6,133

End of period	$63,009	$4,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period (net capitalized interest of $240 and $0, respectively):
Interest	$665	$47

Income taxes	$2,060	$2,848

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,432	$1,869

Acquisition of developed technology in accrued expenses	$4,000	$

Equity offering costs in accrued expenses	$127	$

During the six months ended June 30, 2011, 50,142 shares of Merit’s common stock were surrendered in exchange for Merit’s recording of payroll tax liabilities in the amount of approximately $819,000, related to the exercise of stock options.  The shares were valued based upon the closing price of Merit’s common stock on the surrender date.

During the six months ended June 30, 2011, 53,000 shares of Merit’s common stock, with a value of approximately $913,000 were surrendered in exchange for the exercise of stock options.

See condensed notes to consolidated financial statements.	(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. (“Merit,” “we” or “us”) for the three and six-month periods ended June 30, 2011 and 2010 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2011, and our results of operations and cash flows for the three and six-month periods ended June 30, 2011 and 2010. The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results for a full year.  These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

2.   Inventories. Inventories are stated at the lower of cost or market.  Inventories at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$30,853	$30,780
Work-in-process	10,502	7,012
Raw materials	21,369	22,805

Total	$62,724	$60,597

3.   Reporting Comprehensive Income.  The following table presents comprehensive income for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$6,872	$5,715	$13,511	$10,223
Interest rate swap, net of tax	(749)	—	(557)	—
Foreign currency translation	70	8	391	(20)
Comprehensive income	$6,193	$5,723	$13,345	$10,203

As of June 30, 2011, accumulated other comprehensive income included approximately $151,000 (net of tax of $96,000) related to an interest rate swap and $543,000 related to foreign currency translation. As of December 31, 2010, accumulated other comprehensive income included approximately $708,000 (net of tax of $451,000) related to an interest rate swap and $152,000 related to foreign currency translation.

4. Stock-based Compensation.  Stock-based compensation expense for the three and six-month periods ended June 30, 2011 and 2010 has been categorized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$38	$45	$89	$96
Research and development	16	15	29	29
Selling, general and administrative	257	242	528	481
Stock-based compensation	$311	$302	$646	$606

The excess income tax benefit created from the exercises of stock options was $1.8 million and $2.9 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $49,000 for both the three and six-month periods ended June 30, 2010.  As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $2.6 million and is expected to be recognized over a weighted average period of 2.40 years. During the three and six-month periods ended June 30, 2011, there were no stock awards. During the three and six-month periods ended June 30, 2010, we granted 100,000 stock awards.  We use the Black-Scholes methodology to value the stock-based compensation expense for options.  In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

	Six Months
	Ended June 30,
	2011	2010
Risk-free interest rate	N/A	2.24%
Expected option life	N/A	6.0
Expected price volatility	N/A	41.40%

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

5.   Earnings Per Common Share. The following table sets forth the computation of the number of shares used in calculating basic and diluted net income  per share  (in thousands, except per share amounts):

	Three Months			Six Months
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Period ended June 30, 2011:
Basic EPS	$6,872	36,804	$0.19	$13,511	36,199	$0.37
Effect of dilutive stock options and warrants		873			767

Diluted EPS	$6,872	37,677	$0.18	$13,511	36,966	$0.37

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		—			722

Period ended June 30, 2010:
Basic EPS	$5,715	35,243	$0.16	$10,223	35,230	$0.29
Effect of dilutive stock options and warrants		668			695

Diluted EPS	$5,715	35,911	$0.16	$10,223	35,925	$0.28

Stock options excluded from the calculation of common stock equivalents as the impact was antidilutive		1,329			1,320

6. Acquisitions.   On June 20, 2011, we entered into an Asset Purchase Agreement to purchase intellectual property rights to a medical device product.  We made an initial payment of $1.0 million in June 2011.  We are obligated to pay an additional $3.5 million upon reaching certain milestones set forth in the agreement.  We have accrued the additional contingent payments of $3.5 million as a cost of the acquisition in other long-term obligations at June 30, 2011.

On April 6, 2011, we supplemented and amended our Exclusive License, Development and Supply Agreement with Vysera Biomedical Limited (“Vysera”) to include the manufacturing rights for their valve technology.  We made an initial payment of $500,000 in April 2011.  We are obligated to pay an additional $500,000 upon reaching certain milestones set forth in the agreement. We accrued the additional contingent payments as a cost of the acquisition, with $250,000 included in accrued expenses and $250,000 in other long-term obligations at June 30, 2011.

On September 10, 2010, we completed our acquisition of BioSphere Medical, Inc. (“BioSphere”) in an all cash merger transaction valued at approximately $96 million, inclusive of all common equity and Series A Preferred preferences.  BioSphere develops and markets embolotherapeutic products for the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations.  We believe the acquisition of BioSphere gives us a platform technology applicable to multiple therapeutic areas with significant market potential while leveraging existing interventional radiology call points.  Two immediate applications for the embolotherapy are uterine fibroids and primary liver cancer.  The gross amount of trade receivables we acquired from BioSphere was approximately $4.6 million, of which $51,000 is expected to be uncollectible.  Our consolidated financial statements for the three and six-month periods ended June 30, 2011 reflect sales subsequent to the acquisition date of approximately $7.0 million and $14.6 million, respectively, related to our BioSphere acquisition. We report sales and operating expenses related to this acquisition in our cardiovascular segment.  It is not practical to separately report the earnings related to this acquisition as we cannot split out sales costs related to Biosphere’s products, principally because our sales representatives are selling multiple products (including Biosphere products) in the cardiovascular business segment.  As of December 31, 2010, the purchase price was allocated as follows (in thousands):

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

No significant changes have been made to the assets acquired and liabilities assumed during the six-month period ended June 30, 2011.

With respect to the BioSphere assets, we are amortizing developed technology over 15 years and a license agreement over 10 years and customer lists on an accelerated basis over 10 years.  While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date.  The total weighted-average amortization period for these acquired intangible assets is 13.6 years.

In connection with our BioSphere acquisition, we paid approximately $522,000 in long-term debt issuance costs to Wells Fargo Bank (“Wells Fargo”) for our long-term debt (see Note 10).  These costs consist primarily of loan origination fees and legal costs that we intend to amortize over five years, which is the contract term of an unsecured Credit Agreement, dated September 10, 2010 (the “Credit Agreement”) with lenders who are or may become party thereto (collectively, the “Lenders”) and Wells Fargo, as administrative agent for the Lenders.  We also incurred approximately $24,000 and $86,000 of acquisition-related costs during the three and six-months ended June 30, 2011, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

On February 19, 2010, we entered into a manufacturing and technology license agreement with a medical device manufacturer for certain medical products.  We made an initial payment of $250,000 in February 2010, a second payment of $250,000 in May 2010, a third payment of $250,000 in November 2010 and accrued an additional $250,000 in accrued expenses at December 31, 2010.  The final payment is due upon reaching certain milestones set forth in the agreement.  We have included the $1.0 million intangible asset in license agreements and are amortizing the asset over an estimated life of 10 years.

The following table summarizes our unaudited consolidated results of operations for the three and six-month periods ended June 30, 2010, as well as the unaudited pro forma consolidated results of operations as though the BioSphere acquisition had occurred on January 1, 2010 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$74,948	$82,744	$142,380	$157,296
Net income	5,715	4,625	10,223	7,372
Earnings per common share:
Basic	$.16	$.13	$.29	$.21
Diluted	$.16	$.13	$.29	$.21

The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if BioSphere had been acquired at the beginning of 2010, or results that may be obtained in any future period.

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy.  Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases.  Our cardiovascular segment also includes the embolotherapeutic products acquired from Biosphere. Our endoscopy segment consists of gastroenterology and pulmonary medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss).  Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Cardiovascular	$87,940	$72,538	$171,867	$137,498
Endoscopy	3,309	2,410	6,013	4,882
Total revenues	$91,249	$74,948	$177,880	$142,380

Operating Income (Loss)
Cardiovascular	$11,763	$10,198	$22,951	$17,178
Endoscopy	(916)	(1,421)	(1,894)	(2,055)
Total operating income	$10,847	$8,777	$21,057	$15,123

8. Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance to address diversity in practice about pro forma revenue and earnings disclosure requirements.  This guidance specifies that if a public entity presents comparative financial statements, the entity shall disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We intend to apply these required disclosures to any future business combinations.

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

9.  Income Taxes.  Our effective tax rate for the three months ended June 30, 2011 was 35.3%, unchanged compared to 35.3% for the corresponding period of 2010.  For the six months ended June 30, 2011, our effective tax rate was 33.8%, compared to 32.6% for the comparable period of 2010.  The increase in the effective tax rate for the six-month period ended June 30, 2011, when compared to the comparable period of 2010, was primarily related to the increased profit of our U.S. operations which are taxed at a higher rate than our foreign operations income (primarily our Irish operations).

10.  Long-Term Debt. In connection with our acquisition of BioSphere, we entered into the Credit Agreement with the Lenders and Wells Fargo.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swing line loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.

On September 10, 2015, all principal, interest and other amounts outstanding under the Credit Agreement are payable in full.  At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans and all swing line loans in whole or in part, without premium or penalty.

Revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25%, (ii) the London Inter-Bank Offered Rate (“LIBOR”) Market Index Rate (as defined in the Credit Agreement)  plus 1.25%, or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25%.  Swing line loans bear interest at the LIBOR Market Index Rate plus 1.25%.  Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation.  For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.0%.

The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature.  In this regard, the Credit Agreement requires us to maintain a leverage ratio, an EBITDA ratio, and a minimum consolidated net income and limits the amount of annual capital expenditures.  Additionally, the Credit Agreement contains various negative covenants with which we must comply, including limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements.  As of June 30, 2011, we were in compliance with all financial covenants set forth in the Credit Agreement.

As of June 30, 2011, we had outstanding borrowings of approximately $55 million under the Credit Agreement, with available borrowings of approximately $70 million, based on the leverage ratio in the terms of the Credit Agreement.  Our interest rate as of June 30, 2011 was a fixed rate of 2.73% on $55.0 million as a result of an interest rate swap.

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

At June 30, 2011, the interest rate swap qualified as a cash flow hedge.  During the three and six-month periods ended June 30, 2011, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was approximately $30,000 and $67,000, respectively, which is included in interest expense in the accompanying consolidated statements of operations.  The fair value of our cash flow hedge at June 30, 2011 was an asset of approximately $247,000, which was offset by approximately $96,000 of deferred tax liability.

Foreign Currency Forward Contracts.  On May 31, 2011, we forecasted a net exposure for June 30, 2011 (representing the difference between Euro and Great Britain Pound (“GBP”)-denominated receivables and Euro-denominated payables) of approximately 416,000 Euros and 280,000 GBPs.  In order to partially offset such risks, on May 31, 2011, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 416,000 Euros and 280,000 GBPs.  We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  These contracts are marked to market at each month-end.  During the three and six-month periods ended June 30, 2011 and 2010, the effect on the consolidated statement of operations of all forward contracts and the fair value of our open positions was not material.

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

Level 3: Unobservable inputs that are not corroborated by market

The following table identifies our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$247		$247

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,159		$1,159

(1)          The fair value of the interest rate swap is determined based on forward yield curves.

During the three and six-month periods ended June 30, 2011, we had write-offs of approximately $13,000 and $17,000, respectively, compared to approximately $24,000 for both the comparable three and six-month periods ended June 30, 2010,  related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and equivalents, receivables, and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions.

13. Goodwill and Intangible Assets.   The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows (in thousands):

2011
Goodwill balance at January 1	$58,675
Changes as the result of acquisitions	(16)
Goodwill balance at June 30	$58,659

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$5,769	$(1,568)	$4,201	$4,631	$(1,445)	$3,186
Distribution agreement	2,426	(770)	1,656	2,426	(641)	1,785
License agreements	1,983	(393)	1,590	1,833	(352)	1,481
Trademark	5,792	(829)	4,963	5,761	(636)	5,125
Developed technology	42,393	(3,505)	38,888	36,574	(2,301)	34,273
In-process technology	400		400	400		400
Covenant not to compete	315	(88)	227	315	(67)	248
Customer lists	14,046	(4,636)	9,410	13,973	(3,287)	10,686
Royalty agreements	267	(267)		267	(267)

Total	$73,391	$(12,056)	$61,335	$66,180	$(8,996)	$57,184

The aggregate amortization expense was approximately $1.5 million and $3.1 million for the three and six-month periods ended June 30, 2011, respectively, and approximately $669,000 and $1.3 million for the three and six-month periods ended June 30, 2010, respectively.

Estimated amortization expense for the intangible assets for the next five years consisted of the following (in thousands):

Remaining 2011	$3,688
2012	5,297
2013	5,091
2014	4,766
2015	4,503

14.   Equity.  On June 22, 2011, Merit completed an equity offering of 5,520,000 shares of common stock and received proceeds of approximately $87.8 million, which is net of approximately $4.6 million in underwriting discounts and commissions. We incurred approximately $127,000 in other direct costs in connection with this equity offering, which is included in accrued expenses at June 30, 2011 in the accompanying consolidated balance sheets. In addition to these proceeds to common stock, we received approximately $6.8 million in cash related to the exercise of 981,881 of common stock options and approximately $2.9 million in tax benefits attributable to appreciation of these options exercised during the six months ended June 30, 2011.

15.   Stock Split.  On April 21, 2011, our Board of Directors authorized a 5-for-4 forward stock split of our common stock to be effected in the form of a stock dividend of one share of common stock for every four shares of common stock outstanding on the record date.  On May 5, 2011, we completed the forward stock split through a stock dividend to shareholders of record as of May 2, 2011.  The Board of Directors also made corresponding adjustments to the number of shares subject to, and the exercise price of, outstanding options and other rights to acquire shares of common stock.  All earnings per common share and common share data set forth in the foregoing consolidated financial statements (and condensed notes thereto) have been adjusted to reflect the split.

16.   Subsequent Events.  On July 12, 2011, we paid off the remaining balance under our Credit Agreement of $55.0 million with proceeds from our equity offering. Additionally, we terminated our interest rate swap agreement on July 7, 2011, which resulted in a cash receipt of and gain of approximately $28,000 upon final settlement.

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

For the quarter ended June 30, 2011, we reported record revenues of $91.2 million, up 22% from the three months ended June 30, 2010 of $74.9 million.  Revenues for the six months ended June 30, 2011 were a record $177.9 million, compared with $142.4 million for the first six months of 2010, a gain of 25%.

Our base business sales (which exclude Biosphere’s embolization device sales) increased 12.4% for the second quarter of 2011, compared to the second quarter of 2010.  Sales of our base business for the six months ended June 30, 2011 increased 14.7% when compared to the corresponding period for 2010. Sales of BioSphere embolization devices accounted for an increase of 9.3% and 10.2% of sales for the three and six months ended June 30, 2011, respectively.

Gross profits were 46.6% and 46.2% of sales for the three and six-month periods ended June 30, 2011, respectively, compared to 43.3% and 42.8% of sales for the three and six-month periods ended June 30,  2010, respectively.  The improvement in gross profits for both periods was primarily due to the addition of higher-margin BioSphere product sales and higher prices and unit sales through our distribution system in China.

Net income for the quarter ended June 30, 2011 was $6.9 million, or $.18 per share, compared to $5.7 million, or $0.16 per share, for the comparable period of 2010.  Net income for the six-month period ended June 30, 2011 was $13.5 million, or $0.37 per share, compared to $10.2 million, or $0.28 per share, for the comparable period of 2010. When compared to the prior year periods, net income for the three and six month periods ended June 30, 2011 was favorably affected by higher sales and gross margins, which was partially offset by higher selling, general and administrative expenses and increased research and development expenses.

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

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.6	43.3	46.2	42.8
Selling, general and administrative expenses	28.7	26.6	28.5	27.4
Research and development expenses	6.0	5.0	5.9	4.8
Income from operations	11.9	11.7	11.8	10.6
Other income (expense)	(0.3)	0.1	(0.4)	0.0
Net income	7.5	7.6	7.6	7.2

Sales.  Sales for the three months ended June 30, 2011 increased by 22%, or approximately $16.3 million, compared to the corresponding period of 2010.  Sales for the six months ended June 30, 2011 increased by 25%, or approximately $35.5 million, compared to the corresponding period of 2010.  Listed below are the sales by business segment for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% Change	2011	2010	% Change	2011	2010
Cardiovascular
Stand-alone devices	16%	$26,737	$22,981	16%	$50,798	$43,747
Custom kits and procedure trays	12%	23,349	20,869	14%	45,931	40,379
Inflation devices	4%	17,504	16,897	11%	34,398	31,121
Catheters	13%	13,370	11,791	17%	26,108	22,251
Embolization devices		6,980			14,631
Total	21%	87,940	72,538	25%	171,866	137,498

Endoscopy
Endoscopy devices	37%	3,309	2,410	23%	6,014	4,882

Total	22%	$91,249	$74,948	25%	$177,880	$142,380

Cardiovascular Sales.  Cardiovascular sales growth of 21% for the three months ended June 30, 2011, and 25% for the six months ended June 30, 2011, when compared to the corresponding periods of 2010, was primarily due to sales of stand-alone devices and BioSphere embolization devices of $7.0 million and $14.6 million for the three and six months ended June 30, 2011, respectively.  Sales were also favorably affected by increased sales of custom kits and procedure trays and catheters (particularly our Prelude® sheath product line, aspiration catheter product line and micro catheter product line) and inflation device sales.

Endoscopy Sales.  Endoscopy sales growth of 37% for the three months ended June 30, 2011, and 23% for the six months ended June 30, 2011, when compared to the corresponding periods of 2010, was primarily due to an increase in sales of our Aero® Tracheobronchial stent.

Gross Profit.  Gross profit was 46.6% and 46.2% of sales for the three and six-month periods ended June 30, 2011, respectively, compared to 43.3% and 42.8% of sales for the three and six-month periods ended June 30,  2010.  The improvement in gross profit for both periods was primarily due to the addition of higher-margin BioSphere products and higher prices and unit sales through our distribution system in China.

Operating Expenses.  Selling, general and administrative expenses increased to 28.7% of sales for the three months ended June 30, 2011, compared with 26.6% of sales for the three months ended June 30, 2010.  Selling, general and administrative expenses increased to 28.5% of sales for the six months ended June 30, 2011, compared with 27.4% of sales for the six months ended June 30, 2010.  The increase in selling, general and administrative expenses for both periods was primarily related to the addition of sales and marketing employees, trade shows, commissions and amortization of intangibles relating to the BioSphere acquisition and starting up our Chinese distribution system.

Research and Development Expenses.  Research and development expenses increased to 6.0% of sales for the three months ended June 30, 2011, compared with 5.0% of sales for the three months ended June 30, 2010.  Research and development expenses increased to 5.9% of sales for the six months ended June 30, 2011, compared to 4.8% of sales for the six months ended June 30, 2010. The increase in research and development expenses for both periods related primarily to the BioSphere HiQuality clinical trial, as well as Endotek stent development.

Operating Income (Loss).  The following table sets forth our operating income or loss by business segment for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Income (Loss)
Cardiovascular	$11,763	$10,198	$22,951	$17,178
Endoscopy	(916)	(1,421)	(1,894)	(2,055)
Total operating income	$10,847	$8,777	$21,057	$15,123

Cardiovascular Operating Income.  During the three months ended June 30, 2011, we reported income from operations of approximately $11.8 million from our cardiovascular business segment, compared to income of approximately $10.2 million for the corresponding period of 2010.  For the six months ended June 30, 2011, we reported income from operations of approximately $23.0 million from our cardiovascular business segment, compared to income of approximately $17.2 million for the corresponding period in 2010. When compared to the prior year periods, the operating income for the three and six-month periods ended June 30, 2011 was favorably affected by higher sales and gross margins, and was negatively affected by higher selling, general and administrative expenses.

Endoscopy Operating Loss.  During the three months ended June 30, 2011, we reported a loss from operations of approximately $916,000 from our endoscopy business segment, compared to a loss of approximately $1.4 million for the corresponding period of 2010. The decrease in operating loss for the three months ended June 30, 2011, when compared to the corresponding period of 2010, was favorably affected by higher sales and gross margins, and negatively affected by higher selling, general and administrative expense. For the six months ended June 30, 2011, we reported a loss from operations of approximately $1.9 million from our endoscopy business segment, compared to a loss of approximately $2.1 million for the corresponding period of 2010.  The decrease in operating loss for the second quarter of 2011, when compared to the corresponding period of 2010, was favorably affected by higher sales and gross margins, and was negatively affected by higher research and development expenses and selling, general and administrative expenses.

Other Income (Expense).  Other expense for the three months ended June 30, 2011 was approximately ($229,000), compared to other income of approximately $62,000 for the corresponding period in 2010.  Other expense for the six months ended June 30, 2011 was approximately ($641,000), compared to other income of approximately $46,000 for the corresponding period in 2010.  The net increase in other expense for both periods was principally the result of interest expense on our long-term debt incurred in connection with the acquisition of BioSphere.

Income Taxes.  Our effective tax rate for the three months ended June 30, 2011 was 35.3%, unchanged compared to 35.3% for the corresponding period of 2010.  For the six months ended June 30, 2011, our effective tax rate was 33.8%, compared to 32.6% for the corresponding period of 2010.  The increase in the effective tax rate for the six-month period ended June 30, 2011, when compared to the corresponding period of 2010, was primarily related to the increased profit of our U.S. operations which are taxed at a higher rate than our foreign operations (primarily our Irish operations).

Net Income.  During the three months ended June 30, 2011, we reported net income of approximately $6.9 million, compared to net income of approximately $5.7 million for the corresponding period of 2010.  For the six months ended June 30, 2011, we reported net income of approximately $13.5 million, compared to net income of approximately $10.2 million for the corresponding period of 2010.  When compared to the prior year periods, net income for the three and six-month periods ended June 30, 2011 was favorable affected by higher sales and gross margins, which was partially offset by higher selling, general and administrative expenses and increased research and development expenses

Liquidity and Capital Resources

On June 22, 2011, we completed our first equity offering since 1992 of 5,520,000 shares of common stock and received proceeds of $87.8 million, which is net of approximately $4.6 million in underwriting discounts and commissions (the “Equity Offering”).  We incurred approximately $127,000 in other direct costs in connection with this Equity Offering, which is included in accrued expenses at June 30, 2011 in the accompanying consolidated balance sheets. In the short term, we intend to use the proceeds of the Equity Offering to pay down debt and reduce interest costs.  In the longer term, we intend to use the Equity Offering proceeds to invest in capacity and expansion, new products and other business development opportunities.  In addition to these proceeds to common stock, we received approximately $6.8 million in cash related to the exercise of 981,881 of common stock options and approximately $2.9 million in tax benefits attributable to appreciation of these options exercised during the six months ended June 30, 2011.

Our working capital as of June 30, 2011 and December 31, 2010 was $138.6 million and $72.1 million, respectively.  The increase in working capital was primarily the result of the addition of approximately $87.7 million in net proceeds we received from the Equity Offering.  As of June 30, 2011, we had a current ratio of 4.5 to 1.

During the six months ended June 30, 2011, our inventory balances increased by approximately $2.1 million, from $60.6 million at December 31, 2010 to $62.7 million.  The increase was primarily the result of record sales for the three and six-month periods ended June 30, 2011.

On September 10, 2010, we entered into the Credit Agreement with the Lenders and Wells Fargo.  As of December 31, 2010, Wells Fargo is the only bank involved in the Credit Agreement.  Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million.  Wells Fargo has also agreed to make swing line loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.  The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature.  In this regard, the Credit Agreement requires us to maintain a leverage ratio, an EBITDA ratio, and a minimum consolidated net income and limits the amount of annual capital expenditures.  Additionally, the Credit Agreement contains various negative covenants with which we must comply, including limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements.  As of June 30, 2011, we were in compliance with all financial covenants set forth in the Credit Agreement.

As of June 30, 2011, we had outstanding borrowings of approximately $55.0 million under the Credit Agreement, with available borrowings of approximately $70.0 million, based on the leverage ratio in the terms of the Credit Agreement.  Our interest rate under the Credit Agreement as of June 30, 2011, was a fixed rate of 2.73% on $55.0 million as a result of an interest rate swap.  During the quarter ended June 30, 2010, we paid off all but $55.0 million of the outstanding borrowings on our Credit Agreement from the proceeds received from our Equity Offering.  Subsequent to the end of the second quarter of 2011, we paid off the remaining balance under our Credit Agreement of $55.0 million with proceeds received from our Equity Offering and terminated our interest rate swap agreement, which resulted in a cash receipt of and gain of approximately $28,000 upon final settlement.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products.  Over the last two years, we spent a substantial amount of cash in connection with our acquisition of certain assets and product lines ($96.0 million to acquire BioSphere in September 2010 and $46.2 million to acquire the assets of Alveolus, Inc. and Hatch Medical, L.L.C., among other transactions, during 2009).  We plan to construct three new production facilities over the next two years in South Jordan, Utah, Galway, Ireland, and Pearland, Texas and a parking terrace in South Jordan, Utah, with total anticipated costs of approximately $66.0 million. As of June 30, 2011, we had incurred total costs of approximately $17.2 million.  In the event we pursue and complete similar transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.  We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity, and existing lines of credit and committed debt financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Income Taxes.  Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of future taxes to be paid.  Significant judgment and estimates are required in determining the consolidated income tax expense.  Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  In evaluating our ability to recover deferred tax assets, we consider projected future taxable income and recent financial operations.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound (“GBP”) relative to the value of the U.S. Dollar.  We also have a limited market risk relating to the Chinese Yuan, Swedish and Danish Kroner.  Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar.  For the three months ended June 30, 2011, a portion of our revenues ($13.9 million, representing approximately 15.2% of aggregate revenues), was attributable to sales that were denominated in foreign currencies.  All other international sales were denominated in U.S. Dollars.  Certain of our expenses for the quarter ended June 30, 2011 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchanges rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand.  During the three months ended June 30, 2011, the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $951,000 and a decrease of 0.26% in gross profit.  The decrease in gross profits was the result of an increase in our Irish manufacturing expenses which are primarily denominated in Euros.

On May 31, 2011, we forecasted a net exposure for June 30, 2011 (representing the difference between Euro and Great Britain Pound (“GBP”)-denominated receivables and Euro-denominated payables) of approximately 416,000 Euros and 280,000 GBPs.  In order to partially offset such risks, on May 31, 2011, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 416,000 Euros and 280,000 GBPs.  We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year.  These contracts are marked to market at each month-end.  During the three and six months ended June 30, 2011 and 2010, the effect on the consolidated statement of operations of all forward contracts and the fair value of our open positions was not material.

As discussed in Note 10 to our consolidated financial statements as of June 30, 2011, we had outstanding borrowings of approximately $55.0 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on October 25, 2010, we entered into a LIBOR-based interest rate swap agreement that effectively fixed the interest rate on $55.0 million of our current floating rate bank borrowings for a five-year period. The interest rate swap locked in the Company’s interest rate on the expected outstanding balance of $55.0 million at 2.73%.  This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(b) Changes in Internal Control Over Financial Reporting

Except as set forth below, during the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On September 13, 2010, we completed our acquisition of BioSphere. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of June 30, 2011, our management concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

101

The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date:	August 8, 2011	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 8, 2011	/s/ KENT W. STANGER
KENT W. STANGER
CHIEF FINANCIAL OFFICER