Form 10-Q
period 2012-03-31
MERIT MEDICAL SYSTEMS INC
filed 2012-05-10
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,051,341
Title or class	Number of Shares Outstanding at May 7, 2012

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2012 AND DECEMBER 31, 2011 (In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,661	$10,128
Trade receivables — net of allowance for uncollectible accounts — 2012 — $606 and 2011 — $464	45,599	40,550
Employee receivables	177	154
Other receivables	2,795	1,750
Inventories	70,455	69,911
Prepaid expenses	4,436	3,775
Prepaid income taxes	891	883
Deferred income tax assets	3,707	3,704
Income tax refund receivable	1,310	2,797

Total current assets	139,031	133,652

PROPERTY AND EQUIPMENT:
Land and land improvements	16,288	16,288
Buildings	62,060	59,905
Manufacturing equipment	104,555	103,629
Furniture and fixtures	23,348	22,559
Leasehold improvements	12,795	12,659
Construction-in-progress	59,800	47,534
Total property and equipment	278,846	262,574

Less accumulated depreciation	(86,138)	(83,434)

Property and equipment — net	192,708	179,140

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2012 — $5,725 and 2011 — $4,759	50,755	35,415
Other — net of accumulated amortization — 2012 — $11,107 and 2011 — $10,215	24,222	21,254
Goodwill	65,574	61,144
Deferred income tax assets	5,365	5,366
Marketable securities	3,064	2,798
Other assets	8,684	8,248

Total other assets	157,664	134,225

TOTAL	$489,403	$447,017

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2012 AND DECEMBER 31, 2011 (In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$22,880	$22,727
Other payables	7,500	—
Accrued expenses	20,958	20,197
Advances from employees	644	225
Income taxes payable	733	646

Total current liabilities	52,715	43,795

LONG-TERM DEBT	52,524	30,737

DEFERRED INCOME TAX LIABILITIES	2,166	2,112

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,489	3,489

DEFERRED COMPENSATION PAYABLE	5,066	4,585

DEFERRED CREDITS	1,960	1,984

OTHER LONG-TERM OBLIGATIONS	7,692	3,226

Total liabilities	125,612	89,928

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2012 and December 31, 2011; no shares issued	—	—
Common stock — no par value; 100,000 shares authorized; 42,019 and 42,008 shares issued at March 31, 2012 and December 31, 2011, respectively	166,908	166,231
Retained earnings	196,456	190,708
Accumulated other comprehensive income	427	150

Total stockholders’ equity	363,791	357,089

TOTAL	$489,403	$447,017

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (In thousands, except per common share amounts - unaudited)

	Three Months Ended
	March 31,
	2012	2011
NET SALES	$95,618	$86,631

COST OF SALES	51,448	46,846

GROSS PROFIT	44,170	39,785

OPERATING EXPENSES:
Selling, general, and administrative	29,547	24,591
Research and development	6,441	4,984
Acquired in-process research and development	175	—

Total operating expenses	36,163	29,575

INCOME FROM OPERATIONS	8,007	10,210

OTHER INCOME (EXPENSE):
Interest income	48	2
Interest expense	(112)	(425)
Other income (expense)	(26)	11

Other expense — net	(90)	(412)

INCOME BEFORE INCOME TAXES	7,917	9,798

INCOME TAX EXPENSE	2,169	3,159

NET INCOME	$5,748	$6,639

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.19

Diluted	$0.14	$0.18

AVERAGE COMMON SHARES:
Basic	41,999	35,593

Diluted	42,436	36,254

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands - unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$5,748	$6,639
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	163	—
Interest rate swap, net of tax	—	191
Foreign currency translation adjustment, net of tax	114	322
Total other comprehensive income	277	513
Total comprehensive income	$6,025	$7,152

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (In thousands - unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,748	$6,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,770	4,794
Losses on sales and/or abandonment of property and equipment	—	4
Write-off of patents and license agreement	—	14
Acquired in-process research and development	175	—
Amortization of deferred credits	(24)	(27)
Purchase of trading investments	—	(111)
Unrealized gains on trading investments	—	(163)
Deferred income taxes	13	93
Tax benefit attributable to appreciation of common stock options exercised	(4)	(1,055)
Stock-based compensation expense	555	335
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(4,871)	(3,316)
Employee receivables	(20)	(47)
Other receivables	(1,011)	17
Inventories	(544)	245
Prepaid expenses	(625)	(1,522)
Prepaid income taxes	(8)	120
Income tax refund receivable	42	(107)
Other assets	(436)	22
Trade payables	1,295	(2,100)
Accrued expenses	653	(48)
Advances from employees	404	15
Income taxes payable	1,425	2,702
Deferred compensation payable	481	219
Other long-term obligations	(533)	39

Total adjustments	1,737	123

Net cash provided by operating activities	7,485	6,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(17,733)	(10,699)
Patents and trademarks	(402)	(889)
Proceeds from the sale of property and equipment	3	—
Cash paid in acquisitions	(11,770)	—

Net cash used in investing activities	(29,902)	(11,588)

See condensed notes to consolidated financial statements.		(Continued)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$118	$2,810
Borrowings under long-term debt	66,573	22,700
Payments on long-term debt	(44,786)	(21,674)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (In thousands - unaudited)

	2012	2011
Excess tax benefits from stock-based compensation	4	1,055
Payment of taxes related to an exchange of common stock	—	(154)

Net cash provided by financing activities	21,909	4,737

EFFECT OF EXCHANGE RATES ON CASH	41	(181)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(467)	(270)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,128	3,735

End of period	$9,661	$3,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest (net of capitalized interest of $66 and $60, respectively)	$63	$402

Income taxes	$546	$376

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$7,575	$3,770

Acquisition purchases in other payables and other long-term obligations	$12,500	$—

Merit common stock surrendered (0 and 20 shares, respectively) in exchange for exercise of stock options	$—	$233

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2012 and 2011 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2012, and our results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$37,007	$38,095
Work-in-process	7,342	6,047
Raw materials	26,106	25,769

Total	$70,455	$69,911

3. Stock-based Compensation. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2012 and 2011, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of goods sold	$82	$51
Research and development	32	13
Selling, general, and administrative	441	271
Stock-based compensation expense before taxes	$555	$335

The excess income tax benefit created from the exercises of stock options was approximately $4,000 and $1.1 million for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $5.6 million and is expected to be recognized over a weighted average period of 3.3 years. We use the Black-Scholes methodology to value the stock-based compensation expense for options.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount

Three months ended March 31, 2012:
Basic EPS	$5,748	41,999	$0.14
Effect of dilutive stock options and warrants		437

Diluted EPS	$5,748	42,436	$0.14

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,623

Three months ended March 31, 2011:
Basic EPS	$6,639	35,593	$0.19
Effect of dilutive stock options and warrants		661

Diluted EPS	$6,639	36,254	$0.18

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		844

5. Acquisitions. On January 30, 2012, we consummated the transactions contemplated by an Asset Purchase Agreement with Ostial Solutions, LLC ("Ostial"), a Michigan limited liability company, to purchase substantially all of the assets of Ostial. The primary asset of Ostial Solutions is the patented Ostial Pro® Stent Positioning System, which facilitates precise stent implantation in coronary and renal aorto-ostial lesions. We accounted for this acquisition as a business combination. We made an initial payment of $10.0 million to Ostial in January 2012 and are obligated to pay an additional $6.5 million within six months of closing, which has been included in "Other payables" in the accompanying consolidated balance sheet as of March 31, 2012. In addition, we are obligated to make contingent purchase price payments of up to $13.5 million based on a percentage of future related product sales. The acquisition-date fair value of this contingent liability of approximately $5.0 million has been included as part of the purchase consideration and was determined using a discounted cash flow model based upon the expected timing and amount of these future contingent payments. Acquisition-related costs during the quarter ended March 31, 2012, which are included in selling, general, and administrative expense in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition for the period subsequent to the acquisition date are included in our cardiovascular segment for the three months ended March 31, 2012. During the quarter ended March 31, 2012, sales subsequent to the acquisition date related to the acquisition were not material. The total purchase price of $21.5 million, which includes cash paid and the accrued purchase price described above, was preliminarily allocated as follows (in thousands):

Assets Acquired
Intangibles
Developed technology	$16,200
Customer lists	700
Trademark	150
Non-compete agreements	20
Goodwill	4,430
Total assets acquired	$21,500

With respect to the Ostial assets, we intend to amortize developed technology over 15 years, customer lists on an accelerated basis over eight years, and non-compete agreements over five years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 14.7 years.

The following table summarizes our unaudited consolidated results of operations for the three-month period ended March 31, 2011, as well as unaudited pro forma consolidated results of operations as though the Ostial acquisition had occurred on January 1, 2011 (in thousands, except per common share amounts):

	Three Months Ended
	March 31, 2011
	As Reported	Pro Forma
Net sales	$86,631	$86,685
Net income	6,639	6,272
Earnings per common share:
Basic	$0.19	$0.18
Diluted	$0.18	$0.17

Proforma consolidated financial results for the three-month period ended March 31, 2012 have not been included in our consolidated financial results because we believe their effects would not be material. The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if Ostial had been acquired at the beginning of 2011, or results that may be obtained in any future period.

On January 5, 2012, we entered into a Marketing and Distribution Agreement with Scion Cardio-Vascular, Inc. (“Scion”), a Florida corporation, wherein we purchased the exclusive, worldwide right to distribute the Clo-SurPLUS P.A.D.™ for $2.5 million.  We made an initial payment of $1.5 million to Scion in January 2012. We are obligated to pay an additional $1.0 million upon reaching a milestone set forth in the purchase agreement, which has been included in "Other payables" in the accompanying consolidated balance sheet as of March 31, 2012. The purchase price was allocated to a distribution agreement for $2.5 million, which we intend to amortize over six years. As a result of this agreement, we terminated several exclusive Scion sales distributor agreements where we already had previously established direct sales relationships. In connection with the termination of these agreements, we agreed to purchase customer lists from the terminated distributors. The total purchase price of the customer list was approximately $95,000 and was allocated to other intangible assets in the accompanying consolidated balance sheet as of March 31, 2012. We intend to amortize the customer lists on an accelerated basis over five years.

During the quarter ended March 31, 2012, we purchased three patents for the development of future products. A total charge of approximately $175,000 related to these patents has been recorded to acquired in-process research and development in the accompanying consolidated statements of income for the quarter ended March 31, 2012, since technological feasibility of the underlying research and development projects had not yet been reached and such technology had no future alternative use.

On September 2, 2011, we entered into an Asset Purchase Agreement with Ash Access Technology, Inc. (“Ash Access”), an Indiana corporation, and AAT Catheter Technologies, LLC (“AAT”), an Indiana limited liability company (collectively “Ash”), to purchase intellectual property rights with respect to various dialysis catheters. We made an initial payment of $5.0 million to Ash in September 2011. We are obligated to pay an additional $1.0 million upon reaching a certain milestone set forth in the purchase agreement and future royalties based on a percentage of related product sales. We accounted for this acquisition as a business combination. The acquisition-date fair value of these contingent liabilities of approximately $1.3 million has been included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2011, which are included in selling, general and administrative expense in the accompanying consolidated statements of income, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Property and equipment	$73
Intangibles
Developed technology	3,200
Customer lists	300
Goodwill	2,697
Total assets acquired	$6,270

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

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonary medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues
Cardiovascular	$91,670	$83,927
Endoscopy	3,948	2,704
Total revenues	95,618	86,631

Operating income (loss)
Cardiovascular	8,338	11,188
Endoscopy	(331)	(978)
Total operating income	$8,007	$10,210

7. Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to testing goodwill for impairment. This guidance provides that entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements as it amended only the presentation of comprehensive income.

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2012 and 2011 was 27.4% and 32.2%, respectively, which resulted in a provision for income taxes of $2.2 million and $3.2 million, respectively. The decrease in the effective income tax rate for the first quarter of 2012, when compared to the first quarter of 2011, was primarily related to the increased profit of our Irish operations, which are taxed at a lower rate than our U.S. operations.

9. Long-Term Debt. On September 10, 2010, we entered into a Credit Agreement (the "Credit Agreement") with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million. Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment.

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

The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature. In this regard, the Credit Agreement requires us to maintain a leverage ratio, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, a minimum adjusted consolidated net income, and limits the amount of annual capital expenditures we can incur. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, a prohibition on the payment of dividends and limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements. As of March 31, 2012, we were in compliance with all financial debt covenants set forth in the Credit Agreement.

As of March 31, 2012, we had outstanding borrowings of approximately $52.5 million under the Credit Agreement, with available borrowings of approximately $72.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of March 31, 2012 was a fixed rate of 1.50% on $50.5 million and a variable floating rate of 1.72% on approximately $2.0 million.

10. Foreign Currency Forward Contracts. On February 29, 2012, we forecasted a net exposure for March 31, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 771,000 Euros and 356,000 GBPs. In order to partially offset such risks at February 29, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 771,000 Euros and notional amount of 356,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the three months ended March 31, 2012 and 2011, the effect on our consolidated statement of income for the three months ended March 31, 2012 and 2011 of all forward contracts and the fair value of our open positions as of those dates was not material.

11. Fair Value Measurements. Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Marketable securities (1)	$3,064	$3,064	$—	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Marketable securities (1)	$2,798	$2,798	$—	$—

(1)    Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

During the three-month periods ended March 31, 2012 and 2011, we had losses of approximately $0 and $14,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and cash equivalents, receivables, and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

2012
Goodwill balance at January 1	$61,144
Additions as the result of acquisitions (see Note 5)	4,430
Goodwill balance at March 31	$65,574

Other intangible assets at March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount
Patents	$6,857	$(1,774)	$5,083
Distribution agreement	4,926	(1,056)	3,870
License agreements	1,983	(474)	1,509
Trademark	5,874	(1,078)	4,796
Covenant not to compete	335	(119)	216
Customer lists	15,087	(6,339)	8,748
Royalty agreements	267	(267)	—

Total	$35,329	$(11,107)	$24,222

	December 31, 2011
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount
Patents	$6,455	$(1,704)	$4,751
Distribution agreement	2,426	(900)	1,526
License agreements	1,983	(436)	1,547
Trademark	5,746	(1,014)	4,732
Covenant not to compete	315	(108)	207
Customer lists	14,277	(5,786)	8,491
Royalty agreements	267	(267)	—

Total	$31,469	$(10,215)	$21,254

Aggregate amortization expense for the three months ended March 31, 2012 and 2011, was approximately $1.9 million and $1.6 million, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of March 31, 2012 (in thousands):

Year Ending December 31
Remaining 2012	$5,647
2013	6,761
2014	6,290
2015	6,006
2016	5,985

13. Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in litigation and claims which management believes will not have a material effect on our financial position or results of operations.

Intellectual property rights, particularly patents, play a significant role in product development and help differentiate competitors in the medical device market. Competing companies may file infringement lawsuits in attempts to bolster their intellectual property portfolios or enhance their financial standing. Intellectual property litigation is time consuming, costly and unpredictable. Monetary judgments, remedies or restitution are often not determined until the conclusion of trial court proceedings, which can be modified on appeal. Accordingly, the outcomes of pending litigation are difficult to predict or quantify. A third party has asserted that certain of our product offerings infringe its patents. We believe we have well-recognized defenses and intend to vigorously defend our position. While the pending litigation is in its preliminary stages and it is not possible to assess damages or predict an outcome at this time, an adverse outcome could limit our ability to sell certain products or reduce our operating margin on the sale of those products and could have a material adverse effect on our financial position, results of operations or liquidity. We are self-insured with respect to intellectual property infringement.

FDA Warning Letter. On February 1, 2012, Merit Medical Ireland Ltd., one of our wholly-owned subsidiaries (“Merit Ireland”), received a warning letter (the “Warning Letter”) from the U.S. Food and Drug Administration (the "FDA") alleging that a modification to the hydrophilic coating process for our Merit Laureate® Hydrophilic Guidewire (the “Guidewire”) constitutes a significant change that could significantly affect the Guidewire safety or effectiveness. In the Warning Letter, the FDA claimed that we do not have an approved application for premarket approval of the Guidewire in effect pursuant to Section 515(a) of the U.S. Food, Drug and Cosmetic Act (the "Act") or an approved application for an investigational device exemption under Section 520(g) of the Act. The FDA also claims in the Warning Letter that the Guidewire is misbranded under Section 502(o) of the Act because we did not notify the FDA of our intent to introduce the modified Guidewire into commercial distribution, as required by Section 510(k) of the Act.

We have submitted a formal response to the FDA and have ceased all Guidewire shipments into, within and from the United States. Such shipments represented less than one percent of our worldwide revenues for the year ended December 31, 2011. We have also filed, as requested by the FDA, a Section 510(k) application (also known as a "Premarket Notification"), received FDA comments, and are in the process of responding to such comments. There can be no assurance that the FDA will accept our responses and approve the actions we have taken with respect to the Guidewire or permit us to manufacture, sell, market or distribute the Guidewire as currently offered and packaged. Even though we have timely responded to the FDA, there can be no assurances regarding the length of time or cost it will take us to resolve these issues to our satisfaction and to the satisfaction of the FDA.

14. Correction of Statement of Cash Flows. Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended March 31, 2011, we determined that certain balances within the consolidated statement of cash flows for the three months ended March 31, 2011 were misstated due to the amount of the change in property and equipment purchases in accounts payable for the three months ended March 31, 2011 used to determine the capital expenditures for property and equipment and the adjustment to trade payables necessary to arrive at net cash provided by operating activities having been inaccurately calculated. As a result, the affected line items under cash flows from operating activities and cash flows from investing activities of the consolidated statement of cash flows for the three months ended March 31, 2011, have been restated as follows (in thousands):

	As Previously Reported	As Corrected
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade payables	$(4,259)	$(2,100)
Total adjustments	(2,036)	123
Net cash provided by operating activities	4,603	6,762

Capital expenditures for property and equipment	(8,540)	(10,699)
Net cash used in investing activities	(9,429)	(11,588)

The restatement impacted only line items within the consolidated statement of cash flows, and do not result in any change in the beginning and ending balances of cash and cash equivalents from the amounts previously reported. The restated line items do not have any impact on the consolidated balance sheets or statements of income for any period. We do not consider the foregoing corrections to be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreements; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration; laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failure to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2011 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases and includes our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonology medical devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

We reported record revenues for the quarter ended March 31, 2012.  Revenues for the quarter ended March 31, 2012 were $95.6 million, up 10.4% over revenues of $86.6 million for the three months ended March 31, 2011.

Gross profit as a percentage of sales was up to 46.2% for the first quarter of 2012, compared to 45.9% for the first quarter of 2011. This increase was primarily due to increased sales of higher-margin QuadraSphere® and Endotek products and increased direct sales in China.

Net income for the three months ended March 31, 2012 was $5.7 million, compared to $6.6 million for the three months ended March 31, 2011, a decrease of 13%. The decrease in net income was attributable primarily to increases in sales, marketing and research and development expenses.

We continue to see growth in our European direct and dealer markets, as well as our technology companies such as Merit Sensors, and Merit Coatings, and our OEM channels. The international sales investments we made over the last several years in China, Russia and Europe continue to pay off as a portion of our sales increases are being derived from these markets. Our international sales for the three months ended March 31, 2012 represented 36% of our total sales, compared to 33% of our total sales for the comparable period of 2011. This international growth has been important as we have experienced slower sales growth in the U.S. market. We anticipate that we will make further investments in China, India, Brazil, Russia, the Middle Eastern countries, and the Balkan countries, as well as the Pacific rim.

Our endoscopy segment made significant progress in reducing its operating losses to approximately $331,000 for the quarter ended March 31, 2012, when compared to the operating loss of approximately $978,000 for the corresponding period of 2011. This reduction in operating loss was largely driven by a sales increase of 46% for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011, and an improvement in gross margins. During the first quarter of 2012, we launched our new EndoMAXX™ fully-covered esophageal stent, which aided our sales growth for the quarter. We plan to implement a new contract stent manufacturer by the end of 2012. If we are successful with this initiative, we expect to generate improved gross profits for this operating segment, which would help move us move toward profitability in the future.

During the quarter ended March 31, 2012, we acquired the Ostial Pro® Stent Position System from Ostial Solutions, LLC and the Clo-SurPLUS P.A.D.™ from Scion. We plan to launch several new products during 2012, along with these acquired products, that we believe will enhance our growth prospects going forward.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100%	100%
Gross profit	46.2	45.9
Selling, general, and administrative expenses	30.9	28.4
Research and development expenses	6.7	5.8
Acquired in-process research and development	0.2	—
Income from operations	8.4	11.8
Other expense - net	(0.09)	(0.5)
Income before income tax expense	8.3	11.3
Net income	6.0	7.7

Sales.  Sales for the three months ended March 31, 2012 increased by 10.4%, or approximately $9.0 million, compared to the first three months of 2011.  Listed below are the sales by business segment for the quarters ended March 31, 2012 and 2011 (in thousands):

		Three Months Ended
		March 31,
	% Change	2012	2011
Cardiovascular
Stand-alone devices	20%	$28,847	$24,061
Custom kits and procedure trays	1%	22,820	22,582
Inflation devices	(3)%	16,473	16,894
Catheters	23%	15,713	12,739
Embolization devices	2%	7,817	7,651
Total	9%	91,670	83,927

Endoscopy
Endoscopy devices	46%	3,948	2,704

Total	10%	$95,618	$86,631

Our cardiovascular sales increased $7.7 million, or approximately 9%, for the quarter ended March 31, 2012 on sales of approximately $91.7 million, compared to sales of $83.9 million for the corresponding period of 2011.  This improvement was largely the result of increased sales of our stand-alone devices (particularly our hemostasis valves, diagnostic guide wires and EN Snare® Endovascular Snare System) and catheters (particularly our Prelude® sheath product line, cardiology diagnostic catheters and Aspiration catheter).

Our endoscopy sales increased 46% for the quarter ended March 31, 2012, on sales of approximately $3.9 million, when compared to the corresponding period of 2011 of approximately $2.7 million,  primarily related to an increase in sales of our Aero® Tracheobronchial stent and the release of our EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales was up to 46.2% for the first quarter of 2012, compared to 45.9% for the first quarter of 2011. This increase was primarily due to increased sales of our higher-margin QuadraSphere® and Endotek products and increased direct sales in China.

Operating Expenses.  Selling, general, and administrative expenses increased to 30.9% of sales for the three months ended March 31, 2012, compared with 28.4% of sales for the three months ended March 31, 2011.  The increase in selling, general, and administrative expenses as a percentage of sales during the three months ended March 31, 2012, when compared to the first three months of 2011, was due primarily to the hiring of additional sales and marketing people, both domestically and internationally, and the development of programs to improve distribution and increase market share for new and existing products. Research and development expenses were 6.7% of sales for the three months ended March 31, 2012, compared with 5.8% of sales for the three months ended March 31, 2011.  The increase in research and development expenses, when compared to the first three months of 2011, was primarily due to headcount additions for the HiQuality study, new hires in our research and development group and Endotek stent development.

Operating Income (Loss).  The following table sets forth our operating income (loss) by business segment for the quarters ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Operating Income (Loss)
Cardiovascular	$8,338	$11,188
Endoscopy	(331)	(978)
Total operating income	$8,007	$10,210

Cardiovascular Operating Income.  During the first quarter of 2012, we reported income from operations of approximately $8.3 million from our cardiovascular business segment, compared to income of approximately $11.2 million for the comparable period of 2011.  The decrease in operating income was primarily affected by increases in sales, marketing and research and development expenses.

Endoscopy Operating Loss.  During the first quarter of 2012, we reported a loss from operations of approximately $331,000 from our endoscopy business segment, compared to a loss of approximately $978,000 for the comparable period of 2011.  The decrease in operating loss was primarily the result of higher sales and gross margins in our endoscopy segment.

Other Expense - Net.  Other expense for the first quarter of 2012 was approximately $90,000, compared to other expense of approximately $412,000 for the first quarter of 2011.  The decrease in other expense for the first quarter of 2012, when compared to the first quarter of 2011, was principally the result of lower long-term average debt balances and the corresponding reduction in interest expense.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2012 and 2011 was 27.4% and 32.2%, respectively, which resulted in a provision for income taxes of $2.2 million and $3.2 million, respectively.  The decrease in the effective income tax rate for the first quarter of 2012, when compared to the first quarter of 2011, was primarily related to the increased profit from our Irish operations, which are taxed at a lower rate than our U.S. operations.

Net Income.  During the first quarter of 2012, we reported net income of $5.7 million, a decrease of 13.4% from $6.6 million for the first quarter of 2011.  The decrease in net income was attributable primarily to increases in sales, marketing and research and development expenses.

Liquidity and Capital Resources

Our working capital as of March 31, 2012 and December 31, 2011 was $86.3 million and $89.9 million, respectively. The decrease in working capital was primarily the result of other payables of $7.5 million related to future milestone payments due in connection with our acquisitions of Ostial and Scion in the first quarter of 2012, with no corresponding payments in the first quarter of 2011. As of March 31, 2012, we had a current ratio of 2.6 to 1.

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $9.7 million and $10.1 million respectively, of which approximately $9.3 million and $9.0 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $7.8 million and $5.9 million, respectively, held by our subsidiary in China.

On September 10, 2010, we entered into the Credit Agreement. As of March 31, 2012, Wells Fargo was the only bank involved in the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate principal amount of $125 million. Wells Fargo has also agreed to make swing line loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the

Lenders and the aggregate credit commitment. The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature. In this regard, the Credit Agreement requires us to maintain a leverage ratio, an EBITDA ratio, a minimum adjusted consolidated net income, and limits the amount of annual capital expenditures we can incur. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, a prohibition on the payment of dividends and limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements. As of March 31 2012, we were in compliance with all financial covenants set forth in the Credit Agreement.

As of March 31, 2012, we had outstanding borrowings of approximately $52.5 million under the Credit Agreement, with available borrowings of approximately $72.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate under the Credit Agreement as of March 31, 2012 was a fixed rate of 1.50% on $50.5 million, and a variable floating rate of 1.72% on approximately $2.0 million.

Capital expenditures for property and equipment were approximately $17.7 million, and $10.7 million for the quarters ended March 31, 2012 and 2011, respectively. During the quarters ended March 31, 2012 and 2011, we spent approximately $12.8 million and $7.2 million, respectively, for the construction of buildings and a parking lot as discussed below. We anticipate that we will spend approximately $54 million in 2012 for property and equipment, of which approximately $34 million will be spent on building construction.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products. Over the last three years, we spent a substantial amount of cash in connection with our acquisition of certain assets and product lines (including $11.5 million to acquire the assets of Ostial and Scion during the three months ended March 31, 2012; $10.3 million to acquire the assets of Ash Access Technology, Inc., and AAT Catheter Technologies, LLC, among other transactions, during 2011; approximately $96.0 million to acquire BioSphere in September 2010; and $46.2 million to acquire the assets of Alveolus and Hatch, among other transactions, during 2009). We are in the process of constructing three new production facilities in South Jordan, Utah, Galway, Ireland, and Pearland, Texas. During 2011, we also finished construction of a parking terrace in South Jordan, Utah. The total anticipated cost of these construction projects is approximately $78 million. As of March 31, 2012, we had incurred total costs of approximately $51.7 million with respect to those construction projects. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets. We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity, and existing lines of credit and committed debt financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2011, 2010 and 2009, we recorded obsolescence expense of approximately $1.5 million, $1.9 million and $1.5 million, respectively, and wrote off approximately $1.1 million, $1.1 million and $1.3 million, respectively. Based on this historical trend, we believe that our inventory balances as of have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound ("GBP") relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the quarter ended March 31, 2012, a portion of our revenues (approximately $16.8 million, representing approximately 17.5% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the quarter ended March 31, 2012 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand. During the quarter ended March 31, 2012, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $324,000, or .34%, and an increase of .07% in gross profit, as result of our decrease in Irish manufacturing operation costs which are denominated in Euros.

On February 29, 2012, we forecasted a net exposure for March 31, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 771,000 Euros and 356,000 GBPs. In order to partially offset such risks at February 29, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 771,000 Euros and notional amount of 356,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the three months ended March 31, 2012 and 2011, the effect on our consolidated statements of income on all forward contracts and the fair value of our open positions as of those dates was not material.

As discussed in Note 9 to our consolidated financial statements, as of March 31, 2012, we had outstanding borrowings of approximately $52.5 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $525,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting during the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business we are involved in litigation and claims which management believes will not have a material effect on our financial position or results of operations.

During the three months ended March 31, 2012, there were no material developments in any pending legal proceedings previously reported. Please see the discussion of legal proceedings set forth in Note 13 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 10, 2012	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 10, 2012	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER