Form 10-Q
period 2012-09-30
MERIT MEDICAL SYSTEMS INC
filed 2012-11-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,432,472
Title or class	Number of Shares Outstanding at November 5, 2012

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,465	$10,128
Trade receivables — net of allowance for uncollectible accounts — 2012 — $828 and 2011 — $464	47,720	40,550
Employee receivables	235	154
Other receivables	3,034	1,750
Inventories	78,795	69,911
Prepaid expenses	4,371	3,775
Prepaid income taxes	881	883
Deferred income tax assets	3,705	3,704
Income tax refund receivable	672	2,797

Total current assets	148,878	133,652

PROPERTY AND EQUIPMENT:
Land and land improvements	16,595	16,288
Buildings	80,380	59,905
Manufacturing equipment	109,465	103,629
Furniture and fixtures	25,642	22,559
Leasehold improvements	12,949	12,659
Construction-in-progress	64,229	47,534
Total property and equipment	309,260	262,574

Less accumulated depreciation	(93,314)	(83,434)

Property and equipment — net	215,946	179,140

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2012 — $7,354 and 2011 — $4,759	48,723	35,415
Other — net of accumulated amortization — 2012 — $13,010 and 2011 — $10,215	24,293	21,254
Goodwill	65,854	61,144
Deferred income tax assets	5,365	5,366
Marketable securities	—	2,798
Other assets	10,127	8,248

Total other assets	154,362	134,225

TOTAL	$519,186	$447,017

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$27,050	$22,727
Accrued expenses	24,007	20,197
Advances from employees	630	225
Income taxes payable	842	646

Total current liabilities	52,529	43,795

LONG-TERM DEBT	64,500	30,737

DEFERRED INCOME TAX LIABILITIES	2,135	2,112

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,495	3,489

DEFERRED COMPENSATION PAYABLE	5,422	4,585

DEFERRED CREDITS	2,971	1,984

OTHER LONG-TERM OBLIGATIONS	8,101	3,226

Total liabilities	138,153	89,928

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2012 and December 31, 2011; no shares issued	—	—
Common stock — no par value; 100,000 shares authorized; 42,424 and 42,008 shares issued at September 30, 2012 and December 31, 2011, respectively	171,440	166,231
Retained earnings	209,777	190,708
Accumulated other comprehensive (loss) income	(184)	150

Total stockholders’ equity	381,033	357,089

TOTAL	$519,186	$447,017

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (In thousands, except per common share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES	$95,907	$90,477	$292,057	$268,357

COST OF SALES	50,572	49,423	155,528	145,034

GROSS PROFIT	45,335	41,054	136,529	123,323

OPERATING EXPENSES:
Selling, general, and administrative	28,880	25,708	88,638	76,474
Research and development	7,098	5,401	20,130	15,847
Acquired in-process research and development	275	3,438	2,450	3,438

Total operating expenses	36,253	34,547	111,218	95,759

INCOME FROM OPERATIONS	9,082	6,507	25,311	27,564

OTHER INCOME (EXPENSE):
Interest income	57	36	176	52
Interest expense	(128)	(19)	(352)	(755)
Other income	26	159	633	238

Other (expense) income — net	(45)	176	457	(465)

INCOME BEFORE INCOME TAXES	9,037	6,683	25,768	27,099

INCOME TAX EXPENSE	1,811	2,120	6,699	9,025

NET INCOME	$7,226	$4,563	$19,069	$18,074

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.11	$0.45	$0.47

Diluted	$0.17	$0.11	$0.45	$0.47

AVERAGE COMMON SHARES:
Basic	42,202	41,909	42,087	38,123

Diluted	42,692	42,502	42,536	38,832

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$7,226	$4,563	$19,069	$18,074
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	(3)	—	336	—
Less: reclassification adjustment for gains included in net income, net of tax	(98)	—	(516)	—
Interest rate swap, net of tax	—	(749)	—	(557)
Foreign currency translation adjustment, net of tax	(206)	70	(154)	391
Total other comprehensive loss	(307)	(679)	(334)	(166)
Total comprehensive income	$6,919	$3,884	$18,735	$17,908

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (In thousands - unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,069	$18,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,724	14,250
(Gain) loss on sales and/or abandonment of property and equipment	(1)	3
Write-off of patents	27	59
Acquired in-process research and development	2,450	3,438
Amortization of deferred credits	(140)	(81)
Realized gain on sale of marketable securities	(745)	—
Deferred income taxes	14	463
Changes in fair value of contingent consideration liability related to acquisitions	370	—
Tax benefit attributable to appreciation of common stock options exercised	(716)	(2,857)
Stock-based compensation expense	1,454	1,082
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(7,521)	(3,191)
Employee receivables	(78)	(88)
Other receivables	(490)	(204)
Inventories	(8,884)	(5,960)
Prepaid expenses	(598)	(1,755)
Prepaid income taxes	2	(2)
Income tax refund receivable	259	(367)
Other assets	(869)	(87)
Trade payables	5,805	(2,320)
Accrued expenses	2,793	2,606
Advances from employees	408	501
Income taxes payable	2,670	6,568
Liabilities related to unrecognized tax benefits	(993)	(823)
Deferred compensation payable	838	124
Other long-term obligations	314	976

Total adjustments	13,093	12,335

Net cash provided by operating activities	32,162	30,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(49,264)	(38,787)
Patents and trademarks	(1,059)	(1,768)
Proceeds from the sale of marketable securities	3,248	—
Proceeds from the sale of property and equipment	9	5
Cash paid in acquisitions	(23,555)	(8,250)

Net cash used in investing activities	(70,621)	(48,800)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (In thousands - unaudited)

	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,326	$94,800
Borrowings under long-term debt	127,914	61,507
Payments on long-term debt	(94,151)	(137,426)
Excess tax benefits from stock-based compensation	716	2,857
Proceeds from industrial assistant grants	324	—
Contingent payments related to acquisitions	(36)	—
Payment of taxes related to an exchange of common stock	(287)	(819)

Net cash provided by financing activities	37,806	20,919

EFFECT OF EXCHANGE RATES ON CASH	(10)	(444)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(663)	2,084

CASH AND CASH EQUIVALENTS:
Beginning of period	10,128	3,735

End of period	$9,465	$5,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest (net of capitalized interest of $289 and $264, respectively)	$238	$749

Income taxes	$4,629	$3,192

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$7,429	$7,065

Acquisition purchases in accrued expenses and other long-term obligations	$5,000	$2,208

Acquisition of customer list in exchange for a settlement of trade receivables	$378	$—

Merit common stock surrendered (71 and 103 shares, respectively) in exchange for exercise of stock options	$1,032	$1,732

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine months ended September 30, 2012 and 2011 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2012, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2012 and 2011. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$43,408	$38,095
Work-in-process	10,267	6,047
Raw materials	25,120	25,769

Total	$78,795	$69,911

3. Stock-based Compensation. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2012 and 2011, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold	$49	$69	$190	$158
Research and development	26	24	93	53
Selling, general, and administrative	354	343	1,171	871
Stock-based compensation expense before taxes	$429	$436	$1,454	$1,082

The excess income tax benefit created from exercises of stock options was approximately $550,000 and $716,000 for the three and nine-month periods ended September 30, 2012, respectively, as compared to $4,000 and $2.9 million for the three and nine-month periods ended September 30, 2011, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $5.0 million and is expected to be recognized over a weighted average period of 3.4 years.

During the three and nine-month periods ended September 30, 2012, we granted 7,500 and 127,500 stock awards, respectively. During the three and nine-month periods ended September 30, 2011, there were 844,000 awards granted. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

	Nine Months Ended
	September 30,
	2012			2011
Risk-free interest rate	0.54%	-	0.95%	0.68%	-	1.34%
Expected option life	4.2 years	-	6.0 years	4.2 years	-	6.0 years
Expected dividend yield	—			—
Expected price volatility	42.01%	-	44.56%	42.11%	-	45.29%

For purposes of the foregoing analysis, the average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. The expected term of the stock options is determined using the historical exercise behavior of employees. The expected price volatility is determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2012:
Basic EPS	$7,226	42,202	$0.17	$19,069	42,087	$0.45
Effect of dilutive stock options and warrants		490			449

Diluted EPS	$7,226	42,692	$0.17	$19,069	42,536	$0.45

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,542			1,608

Period ended September 30, 2011:
Basic EPS	$4,563	41,909	$0.11	$18,074	38,123	$0.47
Effect of dilutive stock options and warrants		593			709

Diluted EPS	$4,563	42,502	$0.11	$18,074	38,832	$0.47

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		695			770

5. Acquisitions. On August 27, 2012, we entered into a license agreement with a medical device company for the use of certain patents. We paid $750,000 for the use of the license. The purchase price was allocated to a license agreement for $750,000 which we intend to amortize over 3 years.

On August 21, 2012, we entered into a distribution and patent sublicense agreement with Catheter Connections, Inc. ("CathConn"), a Utah corporation, for the exclusive rights to sell certain disinfecting cap technologies. We paid CathConn $250,000 in August 2012 for the exclusive rights to distribute CathConn's MaleCap Solo technology in the field of interventional radiology and interventional cardiology. We can elect to pay an additional $250,000 for each of the exclusive rights to other aspects of CathConn's DualCap disinfecting cap technology. The purchase price was allocated to a distribution agreement for $250,000 and we intend to amortize it over 10 years.

On August 7, 2012, we purchased 422,594 special membership units of Blockade Medical LLC ("Blockade"), a Delaware limited liability company, for an aggregate price of approximately $1.0 million, which is accounted for at cost. Blockade develops, markets and sells catheter-based therapeutic devices.

On January 31, 2012, we consummated the transactions contemplated by an Asset Purchase Agreement with Ostial Solutions, LLC ("Ostial"), a Michigan limited liability company, to purchase substantially all of the assets of Ostial. The primary asset of Ostial is the patented Ostial PRO® Stent Positioning System, which is designed to facilitate precise stent implantation in coronary and renal aorto-ostial lesions. We accounted for this acquisition as a business combination. We made an initial payment of $10.0 million to Ostial in January 2012 and an additional payment of $6.5 million to Ostial in August 2012. In addition, we are obligated to make contingent purchase price payments of up to $13.5 million based on a percentage of future sales of products utilizing the Ostial PRO® Stent Positioning System. The acquisition-date fair value of this contingent liability of $5.0 million has been included as part of the purchase consideration and was determined using a discounted cash flow model based upon the expected timing and amount of these future contingent payments. Acquisition-related costs during the three and nine months ended September 30,

2012, which are included in selling, general, and administrative expense in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition for the period subsequent to the acquisition date are included in our cardiovascular segment for the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, our sales of products utilizing the Ostial PRO® Stent Positioning System were $128,000 and $345,000, respectively. The total purchase price of $21.5 million, which includes cash paid and the accrued purchase price described above, was preliminarily allocated as follows (in thousands):

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

The following table summarizes our unaudited consolidated results of operations for the three and nine-month periods ended September 30, 2011, as well as unaudited pro forma consolidated results of operations as though the Ostial acquisition had occurred on January 1, 2011 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$90,477	$90,537	$268,357	$268,546
Net income	4,563	4,109	18,074	16,913
Earnings per common share:
Basic	$0.11	$0.10	$0.47	$0.44
Diluted	$0.11	$0.10	$0.47	$0.44

Pro forma consolidated financial results for the three and nine-month periods ended September 30, 2012 have not been included in our consolidated financial results because we believe their effects would not be material. The unaudited pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if Ostial had been acquired at the beginning of 2011, or results that may be obtained in any future period.

On January 5, 2012, we entered into a Marketing and Distribution Agreement with Scion Cardio-Vascular, Inc. (“Scion”), a Florida corporation, wherein we purchased the exclusive, worldwide right to distribute the Clo-SurPLUS P.A.D.™ for $2.5 million.  We made an initial payment of $1.5 million to Scion in January 2012. We made an additional payment of $1.0 million in May 2012 upon reaching a milestone set forth in the purchase agreement. The purchase price was allocated to a distribution agreement for $2.5 million, which we intend to amortize over 12 years. As a result of entering into this agreement, we terminated several exclusive Scion sales distributor agreements where we had previously established direct sales relationships. In connection with the termination of these agreements, we agreed to purchase customer lists from the terminated distributors. The total purchase price of the customer lists was approximately $95,000 and was allocated to other intangible assets in the accompanying consolidated balance sheet as of September 30, 2012. We intend to amortize the customer lists on an accelerated basis over five years.

During the nine-month period ended September 30, 2012, we purchased several patents for the development of future products. A total charge of approximately $275,000 and $2.5 million related to these patents has been recorded to acquired in-process research and development in the accompanying consolidated statements of income for the three and nine months ended

September 30, 2012, respectively, since technological feasibility of the underlying research and development projects had not yet been reached and such technology had no future alternative use.

On September 2, 2011, we entered into an Asset Purchase Agreement with Ash Access Technology, Inc. (“Ash Access”), an Indiana corporation, and AAT Catheter Technologies, LLC (“AAT”), an Indiana limited liability company (collectively “Ash”), to purchase intellectual property rights with respect to various dialysis catheters. We made an initial payment of $5.0 million to Ash in September 2011. We are obligated to pay an additional $1.0 million upon reaching a certain milestone set forth in the purchase agreement and future royalties based on a percentage of related product sales. We accounted for this acquisition as a business combination. The acquisition-date fair value of these contingent liabilities of approximately $1.6 million has been included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2011, which are included in selling, general and administrative expense in the accompanying consolidated statements of income, were not material. The purchase price was allocated as follows (in thousands):

Assets Acquired
Property and equipment	$73
Intangibles
Developed technology	3,200
Customer lists	300
Goodwill	2,977
Total assets acquired	$6,550

During the three and nine months ended September 30, 2012, the goodwill related to the Ash acquisition was increased by $280,000 due to the final adjustment to the contingent liability assumed in the acquisition.

With respect to the assets we acquired from Ash, we intend to amortize developed technology over 15 years and customer lists on an accelerated basis over two years. The total weighted-average amortization period for these acquired intangible assets is 14 years. The assets and liabilities related to this acquisition are included in our cardiovascular segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Cardiovascular	$92,106	$87,524	$280,336	$259,391
Endoscopy	3,801	2,953	11,721	8,966
Total revenues	95,907	90,477	292,057	268,357

Operating income (loss)
Cardiovascular	9,169	7,405	26,005	30,385
Endoscopy	(87)	(898)	(694)	(2,821)
Total operating income	$9,082	$6,507	$25,311	$27,564

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

8. Income Taxes. Our overall effective tax rate for the three months ended September 30, 2012 was 20.0% compared to 31.7% for the corresponding period of 2011.  For the nine months ended September 30, 2012, our effective tax rate was 26%, compared to 33.3% for the corresponding period of 2011.  The decrease in the effective tax rate for the three and nine-month periods ended September 30, 2012,when compared to the corresponding periods of 2011, was primarily attributable to the release of reserves established pursuant to FASB Interpretation No. 48 (“FIN 48”) due to statute of limitation expirations, an increase to the Domestic Production Activity deduction, and increases to research and development credits in the U.S. and foreign jurisdictions. In addition, the effective tax rates for the two periods of 2012 were also lower due to a higher mix of earnings in our foreign jurisdictions (primarily Ireland), which are taxed at a lower rate than our U.S. operations, during the three and nine-month periods ended September 30, 2012, compared to the corresponding periods of 2011.

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

The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature. In this regard, the Credit Agreement requires us to maintain a leverage ratio, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, a minimum adjusted consolidated net income, and limits the amount of annual capital expenditures we can incur. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, a prohibition on the payment of dividends and limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements. As of September 30, 2012, we were in compliance with all financial debt covenants set forth in the Credit Agreement.

As of September 30, 2012, we had outstanding borrowings of approximately $64.5 million under the Credit Agreement, with available borrowings of approximately $60.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of September 30, 2012 was a fixed rate of 1.47% on $54.5 million, and a fixed rate of 1.48% on $10.0 million.

10. Foreign Currency Forward Contracts. On August 31, 2012, we forecasted a net exposure for September 30, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 288,000 Euros and 339,000 GBPs. In order to partially offset such risks at August 31, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 288,000 Euros and notional amount of 339,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 of all forward contracts, and the fair value of our open positions as of September 30, 2012, were not material.

11. Fair Value Measurements. Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities - Contingent consideration liability	$6,904	$—	$—	$6,904

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets - Marketable securities	$2,798	$2,798	$—	$—
Liabilities - Contingent consideration liability	1,290	—	—	1,290

Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Certain of our business combinations involve the payment of future contingent consideration based on a percentage of future related product sales and one of our business combinations involves the payment of future continent consideration of $1.0 million upon attaining a specified future revenue milestone. See Note 5 for further information regarding these acquisitions. The fair value of the contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent liability during the three and nine months ended September 30, 2012, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Beginning balance	$6,738	$1,290
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	—	5,000
Initial purchase price adjustments finalized over the period (see Note 5)	280	280
Fair value adjustments recorded to (income) expense during the period	(90)	370
Contingent payments made	(24)	(36)
Ending balance	$6,904	$6,904

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs (amount in thousands):

Contingent consideration liability	Fair value at September 30, 2012	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$6,904	Discounted Cash Flow	Discount rate	10% - 14.5%
			Probability of milestone payment	90%
			Projected year of payments	2012-2028

The contingent consideration liability is re-measured to fair value each reporting period using projected revenues, discount rates, probability of payment for the $1.0 million revenue-based milestone payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases (decreases) in discount rates and the time to payment may result in lower (higher) fair value measurements. A decrease in the probability of any milestone payment may result in lower fair value measurements. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement.

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of September 30, 2012, approximately $6.2 million was reflected in other long-term obligations and $735,000 was reflected in accrued expenses in our consolidated balance sheet. As of December 31, 2011, the entire balance was reflected in other long-term obligations in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and nine-month periods ended September 30, 2012, we had losses of approximately $17,000 and $27,000, respectively, compared to losses of approximately $42,000 and $59,000, respectively, for the corresponding three and nine-month periods ended September 30, 2011, related to the measurement of non-financial assets at fair value on a non-recurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

2012
Goodwill balance at January 1	$61,144
Adjustment related to previous acquisitions (see Note 5)	280
Additions as the result of acquisitions (see Note 5)	4,430
Goodwill balance at September 30	$65,854

Other intangible assets at September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$7,488	$(1,962)	$5,526
Distribution agreement	5,176	(1,181)	3,995
License agreements	2,733	(763)	1,970
Trademark	5,861	(1,266)	4,595
Covenant not to compete	335	(142)	193
Customer lists	15,443	(7,429)	8,014
Royalty agreements	267	(267)	—

Total	$37,303	$(13,010)	$24,293

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$6,455	$(1,704)	$4,751
Distribution agreement	2,426	(900)	1,526
License agreements	1,983	(436)	1,547
Trademark	5,746	(1,014)	4,732
Covenant not to compete	315	(108)	207
Customer lists	14,277	(5,786)	8,491
Royalty agreements	267	(267)	—

Total	$31,469	$(10,215)	$21,254

Aggregate amortization expense was approximately $1.9 million and $5.7 million for the three and nine-month periods ended September 30, 2012, respectively, and approximately $1.4 million and $4.5 million for the three and nine-month periods ended September 30, 2011, respectively.

Estimated amortization expense for intangible assets for the next five years consisted of the following as of September 30, 2012 (in thousands):

Year Ending December 31
Remaining 2012	$1,952
2013	7,548
2014	7,012
2015	6,588
2016	6,232

13. Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in litigation and claims which management believes will not have a material effect on our financial position or results of operations.

Intellectual property rights, particularly patents, play a significant role in product development and help differentiate competitors in the medical device market. Competing companies may file infringement lawsuits in attempts to bolster their intellectual property portfolios or enhance their financial standing. Intellectual property litigation is time consuming, costly and unpredictable. Monetary judgments, remedies or restitution are often not determined until the conclusion of trial court proceedings, which can be modified on appeal. Accordingly, the outcomes of pending litigation are difficult to predict or quantify. In late 2011, a third party asserted that certain of our product offerings infringed its patents. During the three months ended September 30, 2012, we settled the litigation for an immaterial amount and we received a fully-paid up license going forward.  There are no future payments due under the settlement and we are not at risk of injunctive relief arising out of the patents asserted in the litigation.

FDA Warning Letter. On February 1, 2012, Merit Medical Ireland Ltd., one of our wholly-owned subsidiaries (“Merit Ireland”), received a warning letter (the “Warning Letter”) from the U.S. Food and Drug Administration (the "FDA") alleging that a modification to the hydrophilic coating process for our Merit Laureate® Hydrophilic Guidewire (the “Guidewire”) constituted a significant change that could significantly affect the Guidewire safety or effectiveness. In the Warning Letter, the FDA claimed that we did not have an approved application for premarket approval of the Guidewire in effect pursuant to Section 515(a) of the U.S. Food, Drug and Cosmetic Act (the "Act") or an approved application for an investigational device exemption under Section 520(g) of the Act. The FDA also claimed in the Warning Letter that the Guidewire was misbranded under Section 502(o) of the Act because we did not notify the FDA of our intent to introduce the modified Guidewire into commercial distribution, as required by Section 510(k) of the Act.

We submitted a formal response to the FDA in which we committed to completing corrective actions that would address the alleged violation in a comprehensive and sustainable manner, and we temporarily ceased all commercial distribution of the Guidewire within the United States. On September 24, 2012, we announced that we received Section 510(k) clearance from the FDA to market the Guidewire, and we recommenced commercial distribution of the Guidewire in the United States. On October 23, 2012, we received a letter from the FDA stating that it appears we have addressed the violation contained in the Warning Letter.

14. Correction of Statement of Cash Flows. Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended September 30, 2011, we determined that certain balances within the consolidated statement of cash flows for the nine months ended September 30, 2011 were misstated due to the amount of the change in property and equipment purchases in accounts payable for the nine months ended September 30, 2011 used to determine the capital expenditures for property and equipment and the adjustment to trade payables necessary to arrive at net cash provided by operating activities having been inaccurately calculated. As a result, the affected line items under cash flows from operating activities and cash flows from investing activities of the consolidated statement of cash flows for the nine months ended September 30, 2011, have been restated as follows (in thousands):

	As Previously Reported	As Corrected
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade payables	$(4,021)	$(2,320)
Total adjustments	10,634	12,335
Net cash provided by operating activities	28,708	30,409

Capital expenditures for property and equipment	(37,086)	(38,787)
Net cash used in investing activities	(47,099)	(48,800)

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,”  “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreements; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2011 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the three months ended September 30, 2012, we reported record revenues of $95.9 million, up 6.0% from the three months ended September 30, 2011 of $90.5 million. Revenues for the nine months ended September 30, 2012 were a record $292.1 million, compared to $268.4 million for the first nine months of 2011, an increase of 8.8%.

Gross profit was 47.3% and 46.7% of sales for the three and nine-month periods ended September 30, 2012, respectively, compared to 45.4% and 46.0% of sales for the three and nine-month periods ended September 30, 2011, respectively. The improvement in gross margin for both periods can be attributed primarily to increased overhead and manufacturing efficiencies resulting from higher production volumes, sales of higher-margin products, including the QuadraSphere® and Endotek products, and increased sales in China.

Net income for the quarter ended September 30, 2012 was $7.2 million, or $.17 per share, compared to $4.6 million, or $0.11 per share, for the corresponding period of 2011. Net income for the nine-month period ended September 30, 2012 was a record of $19.1 million, or $0.45 per share, compared to $18.1 million, or $0.47 per share, for the corresponding period of 2011. The increase in net income for the three and nine-month periods ended September 30, 2012 was primarily attributable to an increase in sales and gross profit and a lower effective income tax rate, both of which were partially offset by higher selling costs (related primarily to our engagement of additional sales representatives in U.S. and international markets), as well as increases in marketing and research and development expenses. We also incurred lower expenses for acquired in-process research and development of $275,000 and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to $3.4 million for the three and nine months ended September 30, 2011.

During the three and nine-month periods ended September 30, 2012, we continued to experience growth in our European direct and dealer markets, as well as our wholly-owned technology subsidiaries, such as Merit Sensor Systems, Inc. and Merit Coatings, and our OEM channels. The international sales investments we made over the last several years in China, Russia and Europe continue to pay off as a large portion of our sales increases are being derived from these markets. Our international sales for the nine months ended September 30, 2012 represented 37% of our total sales, compared to 35% of our total sales for the corresponding period of 2011. This international growth has been important to our financial results, as we have experienced slower sales growth in U.S. markets. We anticipate that we will make further investments in China, India, Brazil, Russia, certain Middle Eastern countries, and the Balkan countries, as well as countries located in the Pacific Rim.

Our endoscopy segment made significant progress in reducing its operating loss to approximately $87,000 for the three months ended September 30, 2012, when compared to the operating loss of approximately $898,000 for the corresponding period of 2011. This reduction in operating loss was largely driven by a sales increase of 31% in our endoscopy segment for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, and an improvement in gross margins. During the first quarter of 2012, we launched our new EndoMAXX™ fully-covered esophageal stent, which aided our sales growth for the three and nine months ended September 30, 2012. We plan to engage a new contract stent manufacturer by the end of 2012. If we are successful with this initiative, we expect to generate improved gross profits for this operating segment, which would help move us move toward profitability in the future.

Our product pipeline is promising with new cardiology, radiology and endoscopy products in the queue. We expect to launch a number of new products in the next few quarters, including the TIO™ three-in-one oral airway bite block, the One Snare™ single-loop device, the BowTie™ guide wire insertion device, the PHD™ hemostasis valve, the Concierge® guiding catheter and the Elation™ esophageal dilatation balloon. In September 2012, we received Section 510(k) clearance from the FDA to market the Merit Laureate® hydrophilic guidewire (the “Guidewire”) in the United States and recommenced domestic distribution of the Guidewire, in addition to sales of the Guidewire in China. We expect substantial sales growth for the next several years from the Guidewire.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Gross profit	47.3	45.4	46.7	46.0
Selling, general, and administrative expenses	30.1	28.4	30.3	28.5
Research and development expenses	7.4	6.0	6.9	5.9
Acquired in-process research and development	0.3	3.8	0.8	1.3
Income from operations	9.5	7.2	8.7	10.3
Other income (expense) - net	—	0.2	0.2	(0.2)
Income before income tax expense	9.4	7.4	8.8	10.1
Net income	7.5	5.0	6.5	6.7

Sales.  Sales for the three months ended September 30, 2012 increased by 6.0%, or approximately $5.4 million, compared to the corresponding period of 2011. Sales for the nine months ended September 30, 2012 increased by 8.8%, or approximately $23.7 million, compared to the corresponding period of 2011. Listed below are our sales by business segment for the three and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Change	2012	2011	% Change	2012	2011
Cardiovascular
Stand-alone devices	8%	$27,528	$25,514	13%	$85,869	$76,312
Custom kits and procedure trays	—%	22,915	22,947	2%	69,959	68,878
Inflation devices	6%	17,092	16,165	3%	51,950	50,564
Catheters	8%	16,082	14,929	17%	47,812	41,037
Embolization devices	7%	8,489	7,969	9%	24,746	22,600
Total	5%	92,106	87,524	8%	280,336	259,391

Endoscopy
Endoscopy devices	29%	3,801	2,953	31%	11,721	8,966

Total	6%	$95,907	$90,477	9%	$292,057	$268,357

Our cardiovascular sales growth of 5% for the three months ended September 30, 2012, and 8% for the nine months ended September 30, 2012, when compared to the corresponding periods of 2011, was primarily due to increased sales of catheters (particularly our Prelude® sheath product line, diagnostic catheters, aspiration catheter product line and micro catheter product line), stand-alone devices (particularly our hemostasis valves, guidewires and newly-acquired Scion Clo-SurPLUS P.A.D.™), and BioSphere embolization devices and sales of our BasixCOMPAK™ inflation devices.

Our endoscopy sales growth of 29% for the three months ended September 30, 2012, and 31% for the nine months ended September 30, 2012, when compared to the corresponding periods of 2011, primarily related to an increase in sales of our Aero® Tracheobronchial stent and the release of our EndoMAXX™ fully-covered esophageal stent.

Gross Profit. Gross profit was 47.3% and 46.7% of sales for the three and nine-month periods ended September 30, 2012, respectively, compared to 45.4% and 46.0% of sales for the three and nine-month periods ended September 30, 2011, respectively.

The improvement in gross margin for both periods can be attributed primarily to increased overhead and manufacturing efficiencies resulting from higher production volumes, sales mix of higher-margin products, including the QuadraSphere® and Endotek products, and increased sales in China, which has higher average sales prices.

Operating Expenses.  Selling, general and administrative expenses increased to 30.1% of sales for the three months ended September 30, 2012, compared with 28.4% of sales for the three months ended September 30, 2011. Selling, general and administrative expenses increased to 30.3% of sales for the nine months ended September 30, 2012, compared with 28.5% of sales for the nine months ended September 30, 2011. The increases were due primarily to the hiring of additional sales and marketing representatives, both domestically and internationally, the development of programs to improve distribution and increase market share for new and existing products.

Research and Development Expenses. Research and development expenses increased to 7.4% of sales for the three months ended September 30, 2012, compared with 6.0% of sales for the three months ended September 30, 2011. Research and development expenses increased to 6.9% of sales for the nine months ended September 30, 2012, compared to 5.9% of sales for the nine months ended September 30, 2011. The increases were primarily due to headcount additions for the HiQuality study and our research and development group.

During the three and nine months ended September 30, 2012, we recorded charges of approximately $275,000 and $2.5 million, respectively, for acquired in-process research and development related to the purchase of several patents for the development of future products, primarily a new cross-support catheter and an exclusive license for certain nanotechnology.

Operating Income (Loss).  The following table sets forth our operating income or loss by business segment for the three and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Income (Loss)
Cardiovascular	$9,169	$7,405	$26,005	$30,385
Endoscopy	(87)	(898)	(694)	(2,821)
Total operating income	$9,082	$6,507	$25,311	$27,564

Cardiovascular Operating Income.  During the three months ended September 30, 2012, we reported income from operations of approximately $9.2 million from our cardiovascular business segment, compared to income from operations of approximately $7.4 million for the corresponding period of 2011. For the nine months ended September 30, 2012, we reported income from operations of approximately $26.0 million from our cardiovascular business segment, compared to income from operations of approximately $30.4 million for the corresponding period of 2011. When compared to the prior year periods, the operating income for the three and nine-month periods ended September 30, 2011 was favorably affected by higher sales and gross profits, and was negatively affected by higher selling, general and administrative expenses and research and development expenses, as discussed above.

Endoscopy Operating Loss.  During the three months ended September 30, 2012, we reported a loss from operations of approximately $87,000 from our endoscopy business segment, compared to a loss from operations of approximately $898,000 for the corresponding period of 2011. For the nine months ended September 30, 2012, we reported a loss from operations of approximately $694,000 from our endoscopy business segment, compared to a loss from operations of approximately $2.8 million for the corresponding period of 2011. The decrease in operating loss for the three and nine-month periods ended September 30, 2012, when compared to the corresponding periods of 2011, was favorably affected by higher sales and gross profits, lower research and development expenses and was negatively affected by higher selling, general and administrative expenses as we added sales representatives to this segment.

Other Income (Expense) - Net.  Other expense for the three months ended September 30, 2012 was approximately ($45,000), compared to other income of approximately $176,000 for the corresponding period in 2011. The net decrease in other income for the three months ended September 30, 2012 was primarily the result of an increase in interest expense resulting from higher long-term average debt balances during 2012 for the three months ended September 30, 2012 and an increase in foreign exchange transaction losses. Other income for the nine months ended September 30, 2012 was approximately $457,000, compared to other expense of approximately ($465,000) for the corresponding period in 2011. The net increase in other income for the nine months ended September 30, 2012 was the result of a gain on sale of marketable securities of approximately $745,000 and a reduction in interest expense resulting from lower long-term average debt balances during 2012 for the nine months ended September 30, 2012.

Income Taxes.  Our overall effective tax rate for the three months ended September 30, 2012 was 20.0% compared to 31.7% for the corresponding period of 2011. For the nine months ended September 30, 2012, our effective tax rate was 26%, compared to 33.3% for the corresponding period of 2011. The decrease in the effective tax rate for the three and nine-month periods ended September 30, 2012, when compared to the corresponding periods of 2011, was primarily attributable to the release of reserves established pursuant to FASB Interpretation No. 48 (“FIN 48”) due to statute of limitation expirations, an increase to the Domestic Production Activity deduction, and increases to research and development credits in the U.S. and foreign jurisdictions. In addition, the effective tax rates for the two periods of 2012 were also lower due to a higher mix of earnings in our foreign jurisdictions (primarily Ireland), which are taxed at a lower rate than our U.S. operations, during the three and nine-month periods ended September 30, 2012, compared to the corresponding periods of 2011.

Net Income.  During the three months ended September 30, 2012, we reported net income of approximately $7.2 million, compared to net income of approximately $4.6 million for the corresponding period of 2011. For the nine months ended September 30, 2012, we reported net income of approximately $19.1 million, compared to net income of approximately $18.1 million for the corresponding period of 2011. The increase in net income for the three and nine-month periods ended September 30, 2012 was primarily attributable to an increase in sales and gross profit and a lower effective income tax rate, both of which were partially offset by higher in selling costs (related primarily to our engagement of additional sales representatives in U.S. and international markets), as well as increases in marketing and research and development expenses. We also incurred lower expenses for acquired in-process research and development of $275,000 and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to $3.4 million for each of the three and nine-month periods ended September 30, 2011.

Liquidity and Capital Resources

Our working capital as of September 30, 2012 and December 31, 2011 was $96.3 million and $89.9 million, respectively. The increase in working capital during the nine months ended September 30, 2012 was primarily the result of an increase in trade receivables and inventories as the result of increased sales, which was partially offset by increases in accounts payable related to increases in inventory and accrued expenses. As of September 30, 2012, we had a current ratio of 2.8 to 1.

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $9.5 million and $10.1 million respectively, of which approximately $8.8 million and $9.0 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $7.1 million and $5.9 million, respectively, held by our subsidiary in China.
During the nine months ended September 30, 2012, our inventory balances increased by approximately $8.9 million, from $69.9 million at December 31, 2011 to $78.8 million at September 30, 2012. The increase was primarily the result of an increase of sales of 8% for the nine-months ended September 30, 2012 and approximately $3.0 million increase in finished goods related to new product launches, transitioning a product line to a contract manufacturer in Mexico and new kits.
On September 10, 2010, we entered into a Credit Agreement (the "Credit Agreement") with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $125 million. Wells Fargo has also agreed to make swingline loans from time to time through the maturity date of September 10, 2015 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate credit commitment. The Credit Agreement contains covenants, representations and warranties and other terms, that are customary for revolving credit facilities of this nature. In this regard, the Credit Agreement requires us to maintain a leverage ratio, an EBITDA ratio, a minimum adjusted consolidated net income, and limits the amount of annual capital expenditures we can incur. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, a prohibition on the payment of dividends and limitations respecting: the incurrence of indebtedness, the creation of liens on our property, mergers or similar combinations or liquidations, asset dispositions, investments in subsidiaries, and other provisions customary in similar types of agreements. As of September 30, 2012, we were in compliance with all financial covenants set forth in the Credit Agreement

As of September 30, 2012, we had outstanding borrowings of approximately $64.5 million under the Credit Agreement, with available borrowings of approximately $60.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of September 30, 2012 was a fixed rate of 1.47% on $54.5 million, and a fixed rate of 1.48% on $10.0 million.

Capital expenditures for property and equipment were approximately $49.3 million and $38.8 million for the nine months ended September 30, 2012 and 2011, respectively. Of those capital expenditures, we spent approximately $25.6 million and $24.0 million, respectively, for the construction of buildings and a parking lot as discussed below. We anticipate that we will spend approximately $65 million in 2012 for property and equipment, of which approximately $34 million will be spent on building construction.

Historically, we have incurred significant expenses in connection with new facilities, production automation, product development and the introduction of new products. Over the last two years, we spent a substantial amount of cash in connection with our acquisition of certain assets and product lines (including $18.5 million to acquire the assets of Ostial Solutions, LLC and to enter into a marketing and distribution agreement with Scion Cardio-Vascular, Inc. during the nine months ended September 30, 2012; $10.3 million to acquire the assets of Ash Access Technology, Inc., and AAT Catheter Technologies, LLC, among other transactions, during 2011; and approximately $86.0 million (net of acquired cash) to acquire BioSphere Medical, Inc. in September 2010). We are in the process of constructing two new production facilities in South Jordan, Utah and Pearland, Texas. During 2011, we also finished construction of a parking terrace in South Jordan, Utah. In May of 2012, we completed our 80,000 square-foot manufacturing facility in Galway, Ireland. The total anticipated cost of these construction projects is approximately $88 million. As of September 30, 2012, we had incurred total costs of approximately $67.4 million with respect to those construction projects. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets. We currently believe that our existing cash balances, anticipated future cash flows from operations, sales of equity, and existing lines of credit and committed debt financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2011, 2010 and 2009, we recorded obsolescence expense of approximately $1.5 million, $1.9 million and $1.5 million, respectively, and wrote off approximately $1.1 million, $1.1 million and $1.3 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2012 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2012, which was completed during the third quarter of 2012, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by at least 40%.

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

Contingent consideration is an obligation by a buyer to transfer additional assets or equity interests to the former owner upon reaching certain performance targets. We have entered into asset purchase agreements which require us to pay additional purchase consideration upon reaching certain revenue-based milestones and/or future royalties based on a percentage of related product sales. In connection with a business combination, any contingent consideration is recorded on the acquisition date based upon the consideration expected to be transferred in the future. We utilize a discounted cash flow method, which includes a probability factor for revenue-based milestone payments, in valuing the contingent consideration. We re-measure this liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income. Significant increases or decreases could result in the estimated fair value of our contingent consideration liability, as the result of changes in the timing and amount of revenue estimates, as well as changes in the discount rate or periods.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound ("GBP") relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the quarter ended September 30, 2012, a portion of our revenues (approximately $12.9 million, representing approximately 13.5% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the quarter ended September 30, 2012 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand. During the quarter ended September 30, 2012, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $1.1 million, or 1.1%, and an increase of .45% in gross profit, as result of our decrease in Irish manufacturing operation costs which are denominated in Euros.

On August 31, 2012, we forecasted a net exposure for September 30, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 288,000 Euros and 339,000 GBPs. In order to partially offset such risks at August 31, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 288,000 Euros and notional amount of 339,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 of all forward contracts, and the fair value of our open positions as of September 30, 2012, were not material.

As discussed in Note 9 to our consolidated financial statements, as of September 30, 2012, we had outstanding borrowings of approximately $64.5 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $645,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 9, 2012	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 9, 2012	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER