Form 10-Q
period 2013-03-31
MERIT MEDICAL SYSTEMS INC
filed 2013-05-10
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,551,662
Title or class	Number of Shares Outstanding at May 6, 2013

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2013 AND DECEMBER 31, 2012 (In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,017	$9,719
Trade receivables — net of allowance for uncollectible accounts — 2013 — $985 and 2012 — $892	54,624	53,402
Employee receivables	183	169
Other receivables	2,561	2,672
Inventories	82,450	84,599
Prepaid expenses	5,344	4,133
Prepaid income taxes	1,233	1,250
Deferred income tax assets	4,974	4,976
Income tax refund receivable	1,752	1,076

Total current assets	162,138	161,996

PROPERTY AND EQUIPMENT:
Land and land improvements	17,980	17,346
Buildings	122,704	81,223
Manufacturing equipment	122,965	117,601
Furniture and fixtures	30,484	26,307
Leasehold improvements	13,385	13,236
Construction-in-progress	35,658	74,643
Total property and equipment	343,176	330,356

Less accumulated depreciation	(99,646)	(95,553)

Property and equipment — net	243,530	234,803

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2013 — $10,392 and 2012 — $8,146	85,968	87,332
Other — net of accumulated amortization — 2013 — $15,248 and 2012 — $14,034	29,947	30,799
Goodwill	175,108	175,108
Deferred income tax assets	4,237	4,237
Other assets	11,211	11,034

Total other assets	306,471	308,510

TOTAL	$712,139	$705,309

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2013 AND DECEMBER 31, 2012 (In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$25,296	$34,637
Accrued expenses	24,799	27,269
Current portion of long-term debt	10,000	10,000
Advances from employees	627	551
Income taxes payable	507	547

Total current liabilities	61,229	73,004

LONG-TERM DEBT	244,254	227,566

DEFERRED INCOME TAX LIABILITIES	2,305	2,373

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,938	2,938

DEFERRED COMPENSATION PAYABLE	6,237	5,956

DEFERRED CREDITS	3,022	2,980

OTHER LONG-TERM OBLIGATIONS	8,822	8,915

Total liabilities	328,807	323,732

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2013 and December 31, 2012; no shares issued	—	—
Common stock — no par value; 100,000 shares authorized; 42,550 and 42,489 shares issued at March 31, 2013 and December 31, 2012, respectively	173,424	172,341
Retained earnings	211,089	210,418
Accumulated other comprehensive loss	(1,181)	(1,182)

Total stockholders’ equity	383,332	381,577

TOTAL	$712,139	$705,309

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (In thousands, except per common share amounts - unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET SALES	$103,948	$95,618

COST OF SALES	60,955	51,448

GROSS PROFIT	42,993	44,170

OPERATING EXPENSES:
Selling, general, and administrative	32,128	29,547
Research and development	9,108	6,441
Acquired in-process research and development	—	175

Total operating expenses	41,236	36,163

INCOME FROM OPERATIONS	1,757	8,007

OTHER INCOME (EXPENSE):
Interest income	57	48
Interest expense	(1,539)	(112)
Other expense	(63)	(26)

Other expense — net	(1,545)	(90)

INCOME BEFORE INCOME TAXES	212	7,917

INCOME TAX EXPENSE (BENEFIT)	(459)	2,169

NET INCOME	$671	$5,748

EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.14

Diluted	$0.02	$0.14

AVERAGE COMMON SHARES:
Basic	42,520	41,999

Diluted	42,835	42,436

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands - unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$671	$5,748
Other comprehensive income (loss):
Unrealized gain on marketable securities —
Unrealized holding gain arising during the period, net of tax of $0, $104	—	163
Interest rate swap, net of tax of $143, $0	225	—
Foreign currency translation adjustment, net of tax $8, $2	(224)	114
Total other comprehensive income	1	277
Total comprehensive income	$672	$6,025

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$671	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,683	4,770
Loss on sales and/or abandonment of property and equipment	7	—
Write-off of patents	2	—
Acquired in-process research and development	—	175
Amortization of deferred credits	(32)	(24)
Amortization of long-term debt issuance costs	199	—
Deferred income taxes	2	13
Excess tax benefit from stock-based compensation	(53)	(4)
Stock-based compensation expense	459	555
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(1,473)	(4,871)
Employee receivables	(18)	(20)
Other receivables	(586)	(1,011)
Inventories	2,149	(544)
Prepaid expenses	(1,242)	(625)
Prepaid income taxes	17	(8)
Income tax refund receivable	(782)	42
Other assets	(377)	(436)
Trade payables	(2,084)	1,295
Accrued expenses	(2,280)	653
Advances from employees	90	404
Income taxes payable	(34)	1,425
Deferred compensation payable	281	481
Other long-term obligations	294	(533)

Total adjustments	2,222	1,737

Net cash provided by operating activities	2,893	7,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(19,961)	(17,733)
Patents and trademarks	(394)	(402)
Proceeds from the sale of property and equipment	8	3
Cash paid in acquisitions	(1,000)	(11,770)

Net cash used in investing activities	(21,347)	(29,902)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$571	$118
Borrowings under long-term debt	34,199	66,573
Payments on long-term debt	(17,512)	(44,786)
Excess tax benefits from stock-based compensation	53	4
Proceeds from industrial assistant grants	750	—
Contingent payments related to acquisitions	(19)	—

Net cash provided by financing activities	18,042	21,909

EFFECT OF EXCHANGE RATES ON CASH	(290)	41

NET DECREASE IN CASH AND CASH EQUIVALENTS	(702)	(467)

CASH AND CASH EQUIVALENTS:
Beginning of period	9,719	10,128

End of period	$9,017	$9,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest (net of capitalized interest of $394 and $66, respectively)	$1,493	$63

Income taxes	$403	$546

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$5,354	$7,575

Acquisition purchases in accrued expenses and other long-term obligations	$—	$12,500

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2013 and 2012 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2013, and our results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$48,333	$48,233
Work-in-process	9,504	6,051
Raw materials	24,613	30,315

Total	$82,450	$84,599

3. Stock-based Compensation. Stock-based compensation expense before income taxes for the three-month periods ended March 31, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of goods sold	$54	$82
Research and development	25	32
Selling, general, and administrative	380	441
Stock-based compensation expense before income taxes	$459	$555

The excess income tax benefit created from exercises of stock options was approximately $53,000 and $4,000 for the three-months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.3 million and is expected to be recognized over a weighted average period of 3.0 years.

During the three-months ended March 31, 2013, we granted awards representing 50,000 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

Three Months Ended
March 31,
2013
Risk-free interest rate	0.65%
Expected option life	4.2 years
Expected dividend yield	—
Expected price volatility	40.2%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months
	Net Income	Shares	Per Share Amount
Period ended March 31, 2013
Basic EPS	$671	42,520	$0.02
Effect of dilutive stock options and warrants		315

Diluted EPS	$671	42,835	$0.02

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,696

Period ended March 31, 2012
Basic EPS	$5,748	41,999	$0.14
Effect of dilutive stock options and warrants		437

Diluted EPS	$5,748	42,436	$0.14

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,623

5. Acquisitions. On December 19, 2012, we consummated the transactions contemplated by a Stock Purchase Agreement with Vital Signs, Inc., an affiliate of GE Healthcare (“Vital Signs”), as seller, and purchased all of the issued and outstanding shares of Thomas Medical Products, Inc. (“Thomas Medical”), a Pennsylvania corporation. The primary assets of Thomas Medical are the various patents, trademarks, and business related to introducers, hemostatic valves, and sheaths. Using the splittable hemostatic introducer sheath as an entry product, we intend to develop a portfolio of premium accessories for electrophysiology physicians. We accounted for this acquisition as a business combination. We made an initial payment of $167.0 million to Vital Signs in December 2012. We also accrued an additional $445,000 at December 31, 2012, related to a final payment made to Vital Signs in February 2013 for net working capital received in excess of the target net working capital specified. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. Our consolidated financial statements for the year ended December 31, 2012 include approximately $1.9 million and $51,000 of net sales and income before tax, respectively, related to the Thomas Medical acquisition. The total purchase price was preliminarily allocated as follows (in thousands); however, the preliminary allocation is subject to adjustment as we continue to evaluate new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts recognized as of the acquisition date:

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

In connection with our Thomas Medical acquisition, we paid approximately $3.7 million in long-term debt issuance costs to Wells Fargo Bank related to our Credit Agreement (see Note 9). These costs consisted primarily of loan origination fees and related legal costs that we intend to amortize over five years, which is the contract term of our Credit Agreement. We also incurred approximately $467,000 and $2.7 million of acquisition-related costs during the three months ended March 31, 2013 and year ended December 31, 2012, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

On November 19, 2012, we entered into an Asset Purchase Agreement with Janin Group, Inc. (dba MediGroup) ("MediGroup"), an Illinois corporation, to purchase substantially all of the assets of MediGroup. The primary assets of MediGroup are the patented Flex-Neck® Peritoneal Dialysis Catheters and Y-TEC™ Peritoneal Dialysis Implantation Kits. We accounted for this acquisition as a business combination. We made an initial payment to MediGroup of approximately $4.0 million in November 2012. In addition, we are obligated to make contingent payments of up to $150,000 per year during 2013, 2014 and 2015. Furthermore, we are obligated to make contingent purchase price payments of $150,000 per year in 2016 through 2022 if net sales of Medigroup products increase at least 8% in each subsequent year. If net sales of MediGroup products have not increased by the percentage set forth in any year, our obligation to make these contingent payments shall cease. The acquisition-date fair value of the contingent consideration liability of approximately $403,000 has been included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expense in the consolidated statements of income included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 (the "2012 Form 10-K"), were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of MediGroup products were approximately $169,000. It is not practical to separately report the earnings related to the MediGroup acquisition, as we cannot split out sales costs related to MediGroup products, principally because our sales representatives are selling multiple products (including MediGroup products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was preliminarily allocated as follows (in thousands):

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

The following table summarizes our unaudited consolidated results of operations for the three-month period ended March 31, 2012, as well as unaudited pro forma consolidated results of operations as though the Thomas Medical and MediGroup acquisitions had occurred on January 1, 2012 (in thousands, except per common share amounts):

	Three Months Ended
	March 31, 2012
	As Reported	Pro Forma
Net sales	$95,618	$104,016
Net income	5,748	6,274
Earnings per common share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to amortization expense related to acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if Thomas Medical and the MediGroup assets had been acquired at the beginning of 2012 or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Ostial acquisition, as we do not deem the pro forma effect of that transaction to be material.

On December 15, 2011, we acquired the intellectual property rights to certain support guide catheter technology. We made an initial payment of $2.0 million in December 2011 and a payment of $1.0 million in May 2012 based on a certain obligation set forth in the agreement having been met. In January 2013, we made a payment of $1.0 million based on a milestone set forth in the agreement related to the clearance of the support guide catheter with the U.S. Food and Drug Administration under Section 510(k) of the U.S. Food Drug and Cosmetic Act.

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

	Three Months Ended
	March 31,
	2013	2012
Revenues
Cardiovascular	$99,754	$91,670
Endoscopy	4,194	3,948
Total revenues	103,948	95,618

Operating income (loss)
Cardiovascular	1,628	8,338
Endoscopy	129	(331)
Total operating income	$1,757	$8,007

7. Recent Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The adoption of this guidance is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2012, the FASB issued authoritative guidance related to testing indefinite-lived intangible assets for impairment. This guidance simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2013 was (217.2)% compared to 27.4% for the three months ended March 31, 2012. Our provision for income taxes for the three months ended March 31, 2013 totaled $459,000 of benefit compared to $2.2 million of expense for the corresponding period of 2012. The fluctuation was primarily driven by a decrease in income before tax and a discrete tax benefit of approximately $500,000 associated with the estimated benefit of the federal research and development credit for 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a reinstatement of the federal research and development credit for the tax year ended December 31, 2012, was signed into law. As a result, we recognized the retroactive benefit of the federal research and development credit for 2012 as a discrete item in the first quarter of 2013, the period in which the reinstatement was enacted.

9. Long-Term Debt. We entered into an Amended and Restated Credit Agreement, dated as of December 19, 2012 (the “Credit Agreement”), with the lenders who are or may become party thereto (the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of March 31, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.5 to 1 as of any fiscal quarter ending during 2013, greater than 3.35 to 1 as of any fiscal quarter ending during 2014, greater than 3 to 1 as of any fiscal quarter ending during 2015, greater than 2.75 to 1 as of any fiscal quarter ending during 2016, and greater than 2.5 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1;

(c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2013, we failed to comply with the Consolidated Total Leverage Ratio under our Credit Agreement (the "Leverage Covenant"), as our actual ratio was 3.60 to 1; however, Wells Fargo subsequently granted to us a waiver with respect to the Leverage Covenant as of March 31, 2013. With the exception of our failure to comply with the Leverage Covenant as of March 31, 2013, which failure has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of March 31, 2013.

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

In summary, principal balances under our long-term debt as of March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	2013	2012
Term loan	$97,500	$100,000
Revolving credit loans	156,754	137,566
Total long-term debt	254,254	237,566
Less current portion	10,000	10,000
Long-term portion	$244,254	$227,566

Future minimum principal payments on our long-term debt as of March 31, 2013, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2013	$7,500
2014	10,000
2015	10,000
2016	10,000
2017	216,754

Total future minimum principal payments	$254,254

As of March 31, 2013, we had available borrowings under the Credit Agreement of approximately $18.2 million. Our interest rate under the Credit Agreement as of March 31, 2013 was a fixed rate of 2.98% on $150.0 million as a result of an interest rate swap, a variable floating rate of 2.21% on $97.5 million and a variable floating rate of 2.29% on approximately $6.8 million. Our interest rate as of December 31, 2012 was a fixed rate of 2.98% on $150.0 million, a fixed rate of 2.22% on $87.0 million and a variable floating rate of 2.31% on approximately $566,000.

10. Derivatives.

Interest Rate Swap.  On December 19, 2012, we entered into a $150.0 million pay-fixed, receive-variable interest rate swap with Wells Fargo at a fixed interest rate of 2.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap is scheduled to expire on December 19, 2017. As of March 31, 2013, this interest rate swap qualified as a cash flow hedge. During the three months ended March 31, 2013, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was not material. The fair value of our cash flow hedge at March 31, 2013 was a liability of approximately $1.4 million, which was offset by approximately $552,000 of deferred tax asset.

Foreign Currency Forward Contracts. On February 28, 2013, we forecasted a net exposure for March 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 720,000 Euros and 348,000 GBPs. In order to partially offset such risks at February 28, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 720,000 Euros and notional amount of 348,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three months ended March 31, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of March 31, 2013, were not material.

11. Fair Value Measurements. Our financial liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(1,420)	$—	$(1,420)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(1,788)	$—	$(1,788)	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent liability during the three months ended March 31, 2013, were as follows (in thousands):

Three Months Ended
March 31,
2013
Beginning balance	$6,697
Fair value adjustments recorded to expense during the period	16
Contingent payments made	(19)
Ending balance	$6,694

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs (amount in thousands):

Contingent consideration liability	Fair value at March 31, 2013	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$6,362	Discounted Cash Flow	Discount rate	10% - 14.5%
			Probability of milestone payment	90%
			Projected year of payments	2013-2028

Other payments	332	Discounted cash flow	Discount rate	4.5%
			Probability of milestone payment	100%
			Projected year of payments	2013-2015

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of March 31, 2013, approximately $6.3 million was reflected in other long-term obligations and $425,000 was reflected in accrued expenses in our consolidated balance sheet. As of December 31, 2012, approximately $5.9 million was reflected in other long-term obligations and $723,000 was reflected in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three-month period ended March 31, 2013, we had losses of approximately $2,000, compared to $0 for the corresponding three-month period ended March 31, 2012, related to the measurement of non-financial assets at fair value on a non-recurring basis subsequent to their initial recognition.

The carrying amount of cash and cash equivalents, trade receivables, and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

12. Goodwill and Intangible Assets. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013.

Other intangible assets at March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$8,234	$(2,145)	$6,089
Distribution agreement	5,176	(1,421)	3,755
License agreements	2,733	(959)	1,774
Trademark	7,299	(1,479)	5,820
Covenant not to compete	1,035	(219)	816
Customer lists	20,451	(8,758)	11,693
Royalty agreements	267	(267)	—

Total	$45,195	$(15,248)	$29,947

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$7,843	$(2,045)	$5,798
Distribution agreement	5,176	(1,301)	3,875
License agreements	2,733	(861)	1,872
Trademark	7,311	(1,362)	5,949
Covenant not to compete	1,035	(160)	875
Customer lists	20,468	(8,038)	12,430
Royalty agreements	267	(267)	—

Total	$44,833	$(14,034)	$30,799

Aggregate amortization expense for the three months ended March 31, 2013 and 2012, was approximately $3.5 million and $1.9 million, respectively.

Estimated amortization expense for intangible assets for the next five years consisted of the following as of March 31, 2013 (in thousands):

Year Ending December 31
Remaining 2013	$10,428
2014	13,267
2015	12,722
2016	12,101
2017	11,738

13. Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contractual disputes and employment matters. We do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs for these matters such as outside counsel fees and expenses are charged to expense in the period incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We reported record revenues for the quarter ended March 31, 2013. Revenues for the quarter ended March 31, 2013 were $103.9 million, up 8.7% over revenues of $95.6 million for the three months ended March 31, 2012.

Gross profit as a percentage of sales decreased to 41.4% for the first quarter of 2013, compared to 46.2% for the first quarter of 2012. This decrease was due to higher costs of 1.9% of sales resulting from lower production volumes for the first quarter of 2013, amortization of developed technology costs of 1.3% of sales associated with the purchase of Thomas Medical, the newly initiated Medical Device Excise Tax (“MDET”) of 1.0% of sales which was part of the Affordable Care Act of 2010, and non-recurring finished goods inventory mark-up costs of 0.6% of sales related to the Thomas Medical acquisition. Excluding the non-recurring Thomas Medical finished goods inventory mark-up costs, gross margins would have been 42.0% of sales for the first quarter of 2013.

Net income for the three months ended March 31, 2013 was $671,000, compared to $5.7 million for the three months ended March 31, 2012, a decrease of 88.3%. The decrease was primarily attributable to lower gross margins, increased investments in research and development and higher interest expense included in other expenses.

Our endoscopy segment made significant progress and generated its first operating income of $129,000 for the quarter ended March 31, 2013, when compared to the operating loss of approximately $331,000 for the corresponding period of 2012. This increase in operating income for the quarter ended March 31, 2013 was largely driven by an increase in sales and gross margins and lower operating expenses.

Several factors negatively affected our first quarter 2013 financial results. We experienced reduced U.S. medical procedure counts utilizing our products in the first quarter of 2013, as our overall U.S. direct sales growth was only up 2.3% (excluding Thomas Medical sales) when compared to the first quarter of 2012. Our OEM sales during the first quarter of 2013 that were attributable to products we acquired as a result of our acquisition of Thomas Medical Products, Inc. ("Thomas Medical") in December of 2012 were lower than we anticipated, primarily due to customers having excess inventory that they had purchased in December, prior to our acquisition, to meet incentive quotas. Our gross profit was negatively affected by higher costs from lower production volumes for the first quarter, which increased our product costs, and the initiation of the MDET. We continue to make significant investments in research and development in an effort to launch new products with higher gross margins.

We believe our earnings will grow going forward if we are successful with the release of new products and the implementation of cost cutting initiatives we have initiated. We expect to launch a number of new products in 2013, including the TIO™ Three-in-One Oral Airway Bite Block, the One Snare™ Single-Loop Device, the basixTOUCH™ Inflation Device, the PHD™ Hemostasis Valve, the PreludeEASE™ Hydrophilic Radial Sheath, the ASAP LP™ Aspiration Catheter, the Worley™ Snare System, the Bearing™ NS PVA Embolization Particles, Steerable EP Sheath, the DialEase™ Splittable Sheath, the EndoMAXX EDT™ Esophageal Stent, the Merit SureCross™ Support Catheter and the ConcierGE® Guiding Catheter. We have begun cost cutting initiatives related to selling, general and administrative expenses of approximately $4.5 million which we believe will increase our net income going forward in 2013. We also intend to review certain of our planned research and development expenses in an effort to identify opportunities to cut expenses or delay certain projects to reduce our research and development expenses as a percentage of overall sales.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net sales	100%	100%
Gross profit	41.4	46.2
Selling, general, and administrative expenses	30.9	30.9
Research and development expenses	8.8	6.7
Acquired in-process research and development	—	0.2
Income from operations	1.7	8.4
Other expense - net	(1.5)	(0.09)
Income before income tax expense	0.2	8.3
Net income	0.6	6.0

Sales. Sales for the three months ended March 31, 2013 increased by 8.7%, or approximately $8.3 million, compared to the first three months of 2012. Listed below are the sales by business segment for the quarters ended March 31, 2013 and 2012 (in thousands):

		Three Months Ended
		March 31,
	% Change	2013	2012
Cardiovascular
Stand-alone devices	2%	$29,499	$28,847
Custom kits and procedure trays	7%	24,497	22,820
Inflation devices	(5)%	15,609	16,473
Catheters	10%	17,295	15,713
Embolization devices	(5)%	7,412	7,817
CRM/EP	—%	5,442	—
Total	9%	99,754	91,670

Endoscopy
Endoscopy devices	6%	4,194	3,948

Total	9%	$103,948	$95,618

Our cardiovascular sales increased $8.1 million, or approximately 9%, for the quarter ended March 31, 2013 on sales of approximately $99.8 million, compared to sales of $91.7 million for the corresponding period of 2012. This improvement was largely the result of increased sales of our cardiac rhythm management ("CRM") and electrophysiology ("EP") products acquired from Thomas Medical of $5.4 million, custom kits and procedure trays and catheters (particularly our peritoneal dialysis catheter acquired from MediGroup and micro catheter product line).

Our endoscopy sales increased 6% for the quarter ended March 31, 2013, on sales of approximately $4.2 million, when compared to the corresponding period of 2012 of approximately $3.9 million, primarily related to an increase in our sales EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales was down to 41.4% for the first quarter of 2013, compared to 46.2% for the first quarter of 2012. This decrease was due primarily to higher costs of 1.9% of sales resulting from lower production volumes for the first quarter of 2013 as the result of a company-wide objective to improve inventory turns, amortization of developed technology costs of 1.3% of sales associated with the purchase of Thomas Medical, the MDET of 1.0% of sales, and non-recurring finished goods inventory mark-up costs of 0.6% of sales related to the Thomas Medical acquisition. Excluding the non-recurring finished goods inventory mark-up costs, gross margins would have been 42.0% of sales for the first quarter of 2013.

Operating Expenses. Selling, general, and administrative expenses remained essentially unchanged at 30.9% of sales for the three months ended March 31, 2013, compared with 30.9% of sales for the three months ended March 31, 2012.

Research and Development Expenses. Research and development expenses were 8.8% of sales for the three months ended March 31, 2013, compared with 6.7% of sales for the three months ended March 31, 2012.  The increase in research and development expenses, when compared to the first three months of 2012, was primarily due to headcount additions for research and development to support new products, personnel increases in the regulatory department to support registrations in foreign countries to expand international product offerings, and research and development costs associated with the acquisition of Thomas Medical.

During the three months ended March 31, 2013, we did not record any charges for acquired in-process research and development.

Operating Income (Loss). The following table sets forth our operating income (loss) by business segment for the quarters ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Operating Income (Loss)
Cardiovascular	$1,628	$8,338
Endoscopy	129	(331)
Total operating income	$1,757	$8,007

Cardiovascular Operating Income.  During the first quarter of 2013, we reported income from operations of approximately $1.6 million from our cardiovascular business segment, compared to income from operations of approximately $8.3 million for the corresponding period of 2012. The decrease in operating income was primarily affected by lower gross margins, increases in research and development expenses and higher interest expense included in other expenses.

Endoscopy Operating Income (Loss).  During the first quarter of 2013, we reported income from operations of approximately $129,000 from our endoscopy business segment, compared to a loss from operations of approximately $331,000 for the corresponding period of 2012. The increase in operating income was primarily the result of higher sales and gross margins, and lower operating expenses.

Other Expense - Net.  Other expense for the first quarter of 2013 was approximately $1.5 million, compared to other expense of approximately $90,000 for the first quarter of 2012. The increase in other expense for the first quarter of 2013, when compared to the first quarter of 2012, was principally the result of higher average outstanding debt balances and the corresponding increase in interest expense.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2013 was (217.2)% compared to 27.4% for the three months ended March 31, 2012. Our provision for income taxes for the three months ended March 31, 2013 totaled $459,000 of benefit compared to $2.2 million of expense for the corresponding period of 2012. The fluctuation was primarily driven by a decrease in income before tax and a discrete tax benefit of approximately $500,000 associated with the estimated benefit of the federal research and development credit for 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a reinstatement of the federal research and development credit for the tax year ended December 31, 2012, was signed into law. As a result, we recognized the retroactive benefit of the federal research and development credit for 2012 as a discrete item in the first quarter of 2013, the period in which the reinstatement was enacted.

Net Income.  During the first quarter of 2013, we reported net income of $671,000, a decrease of 88.3% from $5.7 million for the first quarter of 2012. The decrease in net income was attributable primarily to lower gross margins, and higher operating costs, principally higher investments in research and development and higher interest expense included in other expenses.

Liquidity and Capital Resources

Our working capital as of March 31, 2013 and December 31, 2012 was $100.9 million and $89.0 million, respectively. The increase in working capital during the three months ended March 31, 2013 was primarily the result of decreases in trade payables and accrued expenses and increases in trade receivables and prepaid expenses, which were partially offset by decreases in inventories. As of March 31, 2013, we had a current ratio of 2.65 to 1.

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $9.0 million and $9.7 million respectively, of which approximately $8.6 million and $8.1 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $7.3 million and $6.4 million, respectively, held by our subsidiary in China.

During the three months ended March 31, 2013, our inventory balances decreased by approximately $2.1 million, from $84.6 million at December 31, 2012 to $82.5 million at March 31, 2013. The decrease was primarily the result of an effort to improve inventory turns company wide.

We entered into an Amended and Restated Credit Agreement, dated as of December 19, 2012 (the “Credit Agreement”), with the lenders who are or may become party thereto (the "Lenders") and Wells Fargo Bank, National Association, as administrative agent for the Lenders ("Wells Fargo"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of March 31, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

On December 19, 2017, all principal, interest and other amounts outstanding under the Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.5 to 1 as of any fiscal quarter ending during 2013, greater than than 3.35 to 1 as of any fiscal quarter ending during 2014, greater than 3 to 1 as of any fiscal quarter ending during 2015, greater than 2.75 to 1 as of any fiscal quarter ending during 2016, and greater than 2.5 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2013, we failed to comply with the Consolidated Total Leverage Ratio under our Credit Agreement (the "Leverage Covenant"), as our actual ratio was 3.60 to 1; however, Wells Fargo subsequently granted to us a waiver with respect to the Leverage Covenant as of March 31, 2013. Our failure to comply with the Leverage Covenant as of March 31, 2013 was due primarily to several factors that negatively affected our first quarter 2013 financial results. We saw slower U.S. medical procedure counts utilizing our products in the first quarter of 2013, as our overall U.S. direct sales growth was only up 2.3% (excluding Thomas Medical sales) when compared to the first quarter of 2012. Our OEM sales during the first quarter of 2013 that were attributable to products we acquired as a result of our acquisition of Thomas Medical was less than anticipated, primarily due to customers having excess inventory that they had purchased in December, prior to our acquisition, to meet incentive quotas. Our gross profit was negatively affected by higher costs from lower production volumes for the first quarter which increased our product costs and the initiation of the MDET. We continue to make significant investments in research and development in an effort to launch new products with higher gross margins. With the exception of our failure to comply with the Leverage Covenant as of March 31, 2013, which has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of March 31, 2013.

As of March 31, 2013, we had available borrowings under the Credit Agreement of approximately $18.2 million. Our interest rate under the Credit Agreement as of March 31, 2013 was a fixed rate of 2.98% on $150.0 million as a result of an interest rate swap, a variable floating rate of 2.21% on $97.5 million and a variable floating rate of 2.29% on approximately $6.8 million.

Capital expenditures for property and equipment were approximately $19.6 million and $17.7 million, for the quarters ended March 31, 2013 and 2012, respectively.

Currently, our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement (approximately $18.2 million of borrowing availability as of March 31, 2013). We are currently in discussions with Wells Fargo regarding a possible amendment to our Credit Agreement in order to provide us with greater flexibility in the application of the Leverage Covenant. Those discussions are based, in part, on the business and operational challenges we encountered during the quarter ended March 31, 2013, and are intended to reduce the possibility of future defaults under the Leverage Covenant. We currently believe that our existing cash balances, anticipated future cash flows from operations and borrowings under the Credit Agreement will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2012, 2011 and 2010, we recorded obsolescence expense of approximately $2.3 million, $1.5 million, and $1.9 million, respectively, and wrote off approximately $1.5 million, $1.1 million, and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2013 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. Over the last several years we have completed a significant number of acquisitions that have increased the value of our goodwill balance, intangible assets and contingent consideration. If we are unable to realize competitive advantages, synergies, forecasted projections or other benefits anticipated in connection with any of these acquisitions, we may be required to adjust the carrying amount of these assets. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2012, which was completed during the third quarter of 2012, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound ("GBP") relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the quarter ended March 31, 2013, a portion of our revenues (approximately $24.3 million, representing approximately 23.4% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the quarter ended March 31, 2013 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand. During the quarter ended March 31, 2013, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in a increase in our gross revenues of approximately $98,000, or .09%, and a decrease of .01% in gross profit, as result of increases in our Irish manufacturing operation costs which are denominated in Euros.

On February 28, 2013, we forecasted a net exposure for March 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 720,000 Euros and 348,000 GBPs. In order to partially offset such risks at February 28, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 720,000 Euros and notional amount of 348,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three months ended March 31, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of March 31, 2013, were not material.

As discussed in Note 9 to our consolidated financial statements, as of March 31, 2013, we had outstanding borrowings of approximately $254.2 million under the Credit Agreement. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement that effectively fixed the interest rate on $150.0 million at 2.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the $150.0 million that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.0 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On December 19, 2012, we completed our acquisition of Thomas Medical. We are currently integrating policies, processes, employees, technology and operations of Thomas Medical. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business we are involved in litigation and claims which management believes will not have a material effect on our financial position or results of operations.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above, our Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2013, we failed to comply with the Leverage Covenant under our Credit Agreement, as our consolidated total leverage ratio was 3.60 to 1, rather than 3.50 to 1 as currently required by the Credit Agreement. Subsequent to March 31, 2013, Wells Fargo granted to us a waiver with respect to the Leverage Covenant as of March 31, 2013. With the exception of our failure to comply with the Leverage Covenant of as of March 31, 2013, which failure has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of March 31, 2013.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 10, 2013	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 10, 2013	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER