Form 10-Q
period 2013-06-30
MERIT MEDICAL SYSTEMS INC
filed 2013-08-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,597,016
Title or class	Number of Shares Outstanding at August 8, 2013

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2013 AND DECEMBER 31, 2012 (In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,143	$9,719
Trade receivables — net of allowance for uncollectible accounts — 2013 — $1,035 and 2012 — $892	58,416	53,402
Employee receivables	192	169
Other receivables	2,493	2,672
Inventories	81,560	84,599
Prepaid expenses	4,761	4,133
Prepaid income taxes	1,242	1,250
Deferred income tax assets	4,982	4,976
Income tax refund receivable	511	1,076

Total current assets	167,300	161,996

PROPERTY AND EQUIPMENT:
Land and land improvements	17,979	17,346
Buildings	126,562	81,223
Manufacturing equipment	126,592	117,601
Furniture and fixtures	31,412	26,307
Leasehold improvements	14,098	13,236
Construction-in-progress	43,054	74,643
Total property and equipment	359,697	330,356

Less accumulated depreciation	(103,679)	(95,553)

Property and equipment — net	256,018	234,803

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2013 — $12,668 and 2012 — $8,146	83,749	87,332
Other — net of accumulated amortization — 2013 — $16,473 and 2012 — $14,034	28,954	30,799
Goodwill	175,108	175,108
Deferred income tax assets	4,237	4,237
Other assets	13,018	11,034

Total other assets	305,066	308,510

TOTAL	$728,384	$705,309

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2013 AND DECEMBER 31, 2012 (In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$34,622	$34,637
Accrued expenses	23,501	27,269
Current portion of long-term debt	10,000	10,000
Advances from employees	686	551
Income taxes payable	999	547

Total current liabilities	69,808	73,004

LONG-TERM DEBT	246,828	227,566

DEFERRED INCOME TAX LIABILITIES	2,338	2,373

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,938	2,938

DEFERRED COMPENSATION PAYABLE	6,603	5,956

DEFERRED CREDITS	2,989	2,980

OTHER LONG-TERM OBLIGATIONS	7,331	8,915

Total liabilities	338,835	323,732

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued	—	—
Common stock — no par value; 100,000 shares authorized; 42,586 and 42,489 shares issued at June 30, 2013 and December 31, 2012, respectively	173,974	172,341
Retained earnings	214,841	210,418
Accumulated other comprehensive income (loss)	734	(1,182)

Total stockholders’ equity	389,549	381,577

TOTAL	$728,384	$705,309

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (In thousands, except per common share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$109,875	$100,532	$213,823	$196,150

COST OF SALES	62,890	53,508	123,845	104,956

GROSS PROFIT	46,985	47,024	89,978	91,194

OPERATING EXPENSES:
Selling, general, and administrative	31,557	30,211	63,685	59,758
Research and development	8,648	6,591	17,756	13,032
Acquired in-process research and development	—	2,000	—	2,175

Total operating expenses	40,205	38,802	81,441	74,965

INCOME FROM OPERATIONS	6,780	8,222	8,537	16,229

OTHER INCOME (EXPENSE):
Interest income	74	71	131	119
Interest expense	(1,842)	(112)	(3,381)	(224)
Other income (expense)	(7)	633	(70)	607

Other income (expense) — net	(1,775)	592	(3,320)	502

INCOME BEFORE INCOME TAXES	5,005	8,814	5,217	16,731

INCOME TAX EXPENSE	1,253	2,719	794	4,888

NET INCOME	$3,752	$6,095	$4,423	$11,843

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.14	$0.10	$0.28

Diluted	$0.09	$0.14	$0.10	$0.28

AVERAGE COMMON SHARES:
Basic	42,562	42,048	42,541	42,028

Diluted	42,670	42,469	42,753	42,457

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$3,752	$6,095	$4,423	$11,843
Other comprehensive income (loss):
Unrealized gain on marketable securities —
Unrealized holding gain arising during the period, net of tax of $0 and $113 for the three months and $0 and $217 for the six months ended June 30, 2013 and 2012, respectively	—	177	—	340
Less: reclassification adjustment for gains included in net income, net of tax of $0 and $266 for the three months and $0 and $266 for the six months ended June 30, 2013 and 2012, respectively	—	(418)	—	(418)
Interest rate swap, net of tax of $1,123 and $0 for the three months and $1,266 and $0 for the six months ended June 30, 2013 and 2012, respectively	1,763	—	1,989	—
Foreign currency translation adjustment, net of tax of $16 and $16 for the three months and $8 and $12 for the six months ended June 30, 2013 and 2012, respectively	152	(62)	(73)	52
Total other comprehensive income (loss)	1,915	(303)	1,916	(26)
Total comprehensive income	$5,667	$5,792	$6,339	$11,817

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,423	$11,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,729	10,323
Gain on sales and/or abandonment of property and equipment	(10)	(6)
Write-off of patents	53	10
Acquired in-process research and development	—	2,175
Amortization of deferred credits	(64)	(114)
Amortization of long-term debt issuance costs	399	—
Realized gain on sale of marketable securities	—	(648)
Deferred income taxes	(6)	20
Changes in fair value of contingent consideration liability related to acquisitions	—	460
Excess tax benefits from stock-based compensation	(124)	(166)
Stock-based compensation expense	783	1,025
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(5,190)	(7,387)
Employee receivables	(27)	(23)
Other receivables	(463)	(594)
Inventories	3,039	(1,091)
Prepaid expenses	(669)	(309)
Prepaid income taxes	8	(29)
Income tax refund receivable	1,073	281
Other assets	(813)	(437)
Trade payables	586	3,582
Accrued expenses	(3,705)	365
Advances from employees	142	35
Income taxes payable	(1,319)	1,966
Liabilities related to unrecognized tax benefits	—	(167)
Deferred compensation payable	647	432
Other long-term obligations	(127)	16

Total adjustments	9,942	9,719

Net cash provided by operating activities	14,365	21,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(30,389)	(34,746)
Patents and trademarks	(661)	(813)
Proceeds from the sale of marketable securities	—	2,105
Proceeds from the sale of property and equipment	53	9
Cash paid in acquisitions	(1,000)	(14,770)

Net cash used in investing activities	(31,997)	(48,215)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$876	$536
Borrowings under long-term debt	71,172	94,801
Payments on long-term debt	(51,910)	(68,919)
Excess tax benefits from stock-based compensation	124	166
Proceeds from industrial assistant grants	750	—
Contingent payments related to acquisitions	(38)	(12)
Payment of taxes related to an exchange of common stock	(21)	(80)

Net cash provided by financing activities	20,953	26,492

EFFECT OF EXCHANGE RATES ON CASH	103	(49)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,424	(210)

CASH AND CASH EQUIVALENTS:
Beginning of period	9,719	10,128

End of period	$13,143	$9,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest (net of capitalized interest of $570 and $170, respectively)	$2,970	$233

Income taxes	$1,071	$2,903

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$12,372	$6,763

Acquisition purchases in accrued expenses and other long-term obligations	$—	$11,500

Merit common stock surrendered (45 and 103 shares, respectively) in exchange for exercise of stock options	$452	$340

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six months ended June 30, 2013 and 2012 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2013, and our results of operations and cash flows for the three and six-month periods ended June 30, 2013 and 2012. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$38,717	$48,233
Work-in-process	10,520	6,051
Raw materials	32,323	30,315

Total	$81,560	$84,599

3. Stock-based Compensation. Stock-based compensation expense before income taxes for the three and six-month periods ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold	$26	$59	$80	$141
Research and development	24	35	49	67
Selling, general, and administrative	274	376	654	817
Stock-based compensation expense before income taxes	$324	$470	$783	$1,025

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.4 million and is expected to be recognized over a weighted average period of 3.4 years.

During the three and six-month periods ended June 30, 2013, we granted awards representing 125,000 and 175,000 shares, respectively, of our common stock. During the three and six-month periods ended June 30, 2012, we granted awards representing 120,000 shares of common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

	Six Months Ended
	June 30,
	2013	2012
Risk-free interest rate	0.65% - 1.16%	0.95%
Expected option life	4.2 - 6.0 years	6.0 years
Expected dividend yield	—	—
Expected price volatility	40.20% - 41.67%	42.01%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2013
Basic EPS	$3,752	42,562	$0.09	$4,423	42,541	$0.10
Effect of dilutive stock options and warrants		108			212

Diluted EPS	$3,752	42,670	$0.09	$4,423	42,753	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		2,821			2,258

Period ended June 30, 2012
Basic EPS	$6,095	42,048	$0.14	$11,843	42,028	$0.28
Effect of dilutive stock options and warrants		421			429

Diluted EPS	$6,095	42,469	$0.14	$11,843	42,457	$0.28

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,658			1,641

5. Acquisitions. On December 19, 2012, we consummated the transactions contemplated by a Stock Purchase Agreement with Vital Signs, Inc., an affiliate of GE Healthcare (“Vital Signs”), as seller, and purchased all of the issued and outstanding shares of Thomas Medical Products, Inc. (“Thomas Medical”), a Pennsylvania corporation. The primary assets of Thomas Medical are patents, trademarks, other intellectual property and business assets related to introducers, hemostatic valves and sheaths. Using the Thomas Medical splittable hemostatic introducer sheath as an entry product, we intend to develop a portfolio of premium accessories for electrophysiology physicians. We accounted for this acquisition as a business combination. We made an initial payment of $167.0 million to Vital Signs in December 2012. We also accrued an additional $445,000 at December 31, 2012, related to a final payment made to Vital Signs in February 2013 for net working capital received in excess of the target net working capital specified. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. Our consolidated financial statements for the year ended December 31, 2012 include approximately $1.9 million and $51,000 of net sales and income before tax, respectively, related to the Thomas Medical acquisition. The total purchase price was preliminarily allocated as follows (in thousands); however, the preliminary allocation is subject to adjustment as we continue to evaluate new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts recognized as of the acquisition date:

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

The gross amount of trade receivables we acquired in the Thomas Medical transaction was approximately $6.5 million, of which $34,000 was expected to be uncollectible at the acquisition date. With respect to the Thomas Medical assets, we intend to amortize developed technology over eight years, customer lists on an accelerated basis over 12 years, and non-compete agreements over three years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 8.55 years.

In connection with our Thomas Medical acquisition, we paid approximately $3.7 million in long-term debt issuance costs to Wells Fargo Bank related to our Credit Agreement (see Note 9). These costs consisted primarily of loan origination fees and related legal costs that we intend to amortize over five years, which is the contract term of our Credit Agreement. We also incurred approximately $27,000 and $494,000 of acquisition-related costs during the three and six months ended June 30, 2013, respectively, and $2.7 million for the year ended December 31, 2012, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On November 19, 2012, we entered into an Asset Purchase Agreement with Janin Group, Inc. (dba MediGroup) ("MediGroup"), an Illinois corporation, to purchase substantially all of the assets of MediGroup. The primary assets of MediGroup are the patented Flex-Neck® Peritoneal Dialysis Catheters and Y-TEC™ Peritoneal Dialysis Implantation Kits. We accounted for this acquisition as a business combination. We made an initial payment to MediGroup of approximately $4.0 million in November 2012. In addition, we are obligated to make contingent payments of up to $150,000 per year during 2013, 2014 and 2015. Furthermore, we are obligated to make contingent purchase price payments of $150,000 per year in 2016 through 2022 if net sales of Medigroup products increase at least 8% in each subsequent year. If net sales of MediGroup products have not increased by the percentage set forth in any year, our obligation to make these contingent payments shall cease. The acquisition-date fair value of the contingent consideration liability of approximately $403,000 has been included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expenses in the consolidated statements of income included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 (the "2012 Form 10-K"), were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of MediGroup products were approximately $169,000. It is not practical to separately report the earnings related to the MediGroup acquisition, as we cannot split out sales costs related to MediGroup products, principally because our sales representatives are selling multiple products (including MediGroup products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was preliminarily allocated as follows (in thousands):

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

On January 31, 2012, we consummated the transactions contemplated by an Asset Purchase Agreement with Ostial Solutions, LLC ("Ostial"), a Michigan limited liability company, to purchase substantially all of the assets of Ostial. The primary asset of Ostial is the patented Ostial PRO Stent Positioning System, which is designed to facilitate precise stent implantation in coronary and renal aorto-ostial lesions. We accounted for this acquisition as a business combination. We made an initial payment of $10.0 million to Ostial in January 2012 and an additional payment of $6.5 million to Ostial in August 2012. In addition, we are obligated to make contingent purchase price payments of up to $13.5 million based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The acquisition-date fair value of this contingent consideration liability of $4.3 million has been included as part of the purchase consideration and was determined using a discounted cash flow model based upon the expected timing and amount of these future contingent payments. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expenses in the consolidated statements of income included in our 2012 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of products utilizing the Ostial PRO Stent Positioning System were approximately $457,000. It is not practical to separately report the earnings related to the Ostial acquisition, as we cannot split out sales costs related to Ostial products, principally because our sales representatives are selling multiple products (including Ostial products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was allocated as follows (in thousands):

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

The following table summarizes our unaudited consolidated results of operations for the three and six-month periods ended June 30, 2012, as well as unaudited pro forma consolidated results of operations as though the Thomas Medical and MediGroup acquisitions had occurred on January 1, 2012 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$100,532	$110,227	$196,150	$214,242
Net income	6,095	7,028	11,843	13,303
Earnings per common share:
Basic	$0.14	$0.17	$0.28	$0.32
Diluted	$0.14	$0.17	$0.28	$0.31

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

On December 15, 2011, we acquired the intellectual property rights to certain support guide catheter technology. We made an initial payment of $2.0 million in December 2011 and a payment of $1.0 million in May 2012 based on a certain obligation set forth in the acquisition agreement having been met. In January 2013, we made a payment of $1.0 million based on a milestone set forth in the acquisition agreement related to the clearance of the support guide catheter with the U.S. Food and Drug Administration under Section 510(k) of the U.S. Food Drug and Cosmetic Act.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Cardiovascular	$105,953	$96,560	$205,707	$188,230
Endoscopy	3,922	3,972	8,116	7,920
Total revenues	109,875	100,532	213,823	196,150

Operating income (loss)
Cardiovascular	6,649	8,499	8,277	16,836
Endoscopy	131	(277)	260	(607)
Total operating income	$6,780	$8,222	$8,537	$16,229

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

8. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2013 was 25.0%, compared to 30.8% for the corresponding period of 2012. For the six months ended June 30, 2013, our effective tax rate was 15.2%, compared to 29.2% for the corresponding period of 2012. The effective income tax rates for the three and six-month periods ended June 30, 2013, when compared to the corresponding periods of 2012, were lower as a result of a higher mix of earnings from our foreign operations, which are taxed at a lower rate than our U.S. operations. In addition, the effective tax rate for the six months ended June 30, 2013 was lower than the corresponding prior year period due to the reinstatement of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012, which was signed on January 2, 2013. We recognized the federal research and development credit as a discrete benefit in the first quarter of 2013, the period in which the reinstatement was enacted.

9. Long-Term Debt. We entered into an Amended and Restated Credit Agreement, dated as of December 19, 2012 (the “Credit Agreement”), with the lenders who are or may become party thereto (the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of June 30, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

On December 19, 2017, all principal, interest and other amounts outstanding under the Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

The term loan and any revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25% to 1), (ii) the London Inter-Bank Offered Rate (“LIBOR”) Market Index Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25% to 1), or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25% to 1). Currently, the term loan and revolving credit loans under the Credit Agreement bear interest, at our election, at either (x) the base rate plus 1.25%, (y) the LIBOR Market Index Rate, plus 2.25%, or (z) the LIBOR Rate plus 2.25%. Swingline loans bear interest at the LIBOR Market Index Rate plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25% to 1). Currently, swingline loans bear interest at the LIBOR Market Index Rate plus 2.25%. Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation. For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%. Our obligations under the Credit Agreement and all loans made thereunder are fully secured by a security interest in our assets pursuant to a separate collateral agreement entered into in conjunction with the Credit Agreement.

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.5 to 1 as of any fiscal quarter ending during 2013, greater than 3.35 to 1 as of any fiscal quarter ending during 2014, greater than 3 to 1 as of any fiscal quarter ending during 2015, greater than 2.75 to 1 as of any fiscal quarter ending during 2016, and greater than 2.5 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2013, we failed to comply with the Consolidated Total Leverage Ratio under our Credit Agreement (the "Leverage Covenant"), as our actual ratio was 3.97 to 1; however, Wells Fargo subsequently granted to us a waiver with respect to the Leverage Covenant as of June 30, 2013. With the exception of our failure to comply with the Leverage Covenant as of June 30, 2013, which failure has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of June 30, 2013.

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

In summary, principal balances under our long-term debt as of June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Term loan	$97,500	$100,000
Revolving credit loans	159,328	137,566
Total long-term debt	256,828	237,566
Less current portion	10,000	10,000
Long-term portion	$246,828	$227,566

Future minimum principal payments on our long-term debt as of June 30, 2013, were as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2013	$7,500
2014	10,000
2015	10,000
2016	10,000
2017	219,328

Total future minimum principal payments	$256,828

As of June 30, 2013, we had available borrowings under the Credit Agreement of approximately $15.7 million. Our interest rate under the Credit Agreement as of June 30, 2013 was a fixed rate of 3.23% on $150.0 million as a result of an interest rate swap, a variable floating rate of 2.45% on $97.5 million and a variable floating rate of 2.49% on approximately $9.3 million. Our interest rate as of December 31, 2012 was a fixed rate of 2.98% on $150.0 million, a fixed rate of 2.22% on $87.0 million and a variable floating rate of 2.31% on approximately $566,000.

10. Derivatives.

Interest Rate Swap.  On December 19, 2012, we entered into a $150.0 million pay-fixed, receive-variable interest rate swap with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate for the Credit Agreement). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap is scheduled to expire on December 19, 2017. As of June 30, 2013, this interest rate swap qualified as a cash flow hedge. During the three and six-month periods ended June 30, 2013, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was not material. The fair value of our cash flow hedge at June 30, 2013 was an asset of approximately $1.5 million, which was offset by approximately $570,000 of deferred tax liability.

Foreign Currency Forward Contracts. On May 31, 2013, we forecasted a net exposure for June 30, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 23,000 Euros and 155,000 GBPs. In order to partially offset such risks at May 31, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 23,000 Euros and notional amount of 155,000 GBPs. We enter into similar transactions at various times to partially offset exchange rate risks we bear. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of June 30, 2013, were not material.

11. Fair Value Measurements. Our financial liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,466	$—	$1,466	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(1,788)	$—	$(1,788)	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent liability during the three and six-month periods ended June 30, 2013, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Beginning balance	$6,694	$6,697
Fair value adjustments recorded to expense during the period	17	33
Contingent payments made	(19)	(38)
Ending balance	$6,692	$6,692

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs (amount in thousands):

Contingent consideration liability	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$6,361	Discounted Cash Flow	Discount rate	10.0% - 14.0%
			Probability of milestone payment	90%
			Projected year of payments	2013-2028

Other payments	331	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2013-2015

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of June 30, 2013, approximately $6.2 million was reflected in other long-term obligations and $480,000 was reflected in accrued expenses in our consolidated balance sheet. As of December 31, 2012, approximately $5.9 million was reflected in other long-term obligations and $723,000 was reflected in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During both the three and six-month periods ended June 30, 2013, we had losses of approximately $2,000 and $53,000, respectively, compared to $10,000 for the corresponding three and six-month periods ended June 30, 2012, related to the measurement of non-financial assets at fair value on a non-recurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2013.

Other intangible assets at June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$8,451	$(2,249)	$6,202
Distribution agreement	5,176	(1,540)	3,636
License agreements	2,733	(1,057)	1,676
Trademark	7,305	(1,598)	5,707
Covenant not to compete	1,035	(279)	756
Customer lists	20,460	(9,483)	10,977
Royalty agreements	267	(267)	—

Total	$45,427	$(16,473)	$28,954

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$7,843	$(2,045)	$5,798
Distribution agreement	5,176	(1,301)	3,875
License agreements	2,733	(861)	1,872
Trademark	7,311	(1,362)	5,949
Covenant not to compete	1,035	(160)	875
Customer lists	20,468	(8,038)	12,430
Royalty agreements	267	(267)	—

Total	$44,833	$(14,034)	$30,799

Aggregate amortization expense was approximately $3.5 million and $7.0 million for the three and six-month periods ended June 30, 2013, respectively, and approximately $1.9 million and $3.8 million for the three and six-month periods ended June 30, 2012, respectively.

Estimated amortization expense for intangible assets for the next five years consisted of the following as of June 30, 2013 (in thousands):

Year Ending December 31
Remaining 2013	$6,952
2014	13,291
2015	12,747
2016	12,126
2017	11,763

13. Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contractual disputes and employment matters. We do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct.  Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements.  Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by the Credit Agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of a substantial portion of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our operations or financial condition; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the quarter ended June 30, 2013, we reported record revenues of $109.9 million, up 9.3% from the three months ended June 30, 2012 of $100.5 million. Revenues for the six months ended June 30, 2013 were a record $213.8 million, compared to $196.1 million for the first six months of 2012, an increase of 9.0%.

Gross profit as a percentage of sales decreased to 42.8% and 42.1% for three and six-month periods ended June 30, 2013, respectively, compared to 46.8% and 46.5% for the three and six-month periods ended June 30, 2012, respectively. This decrease in gross profit for both periods was due to higher costs of approximately 1.4% and 1.8% of sales, respectively, resulting from lower production volumes for the first three and six months of 2013, amortization of developed technology costs of approximately 1.2% and 1.3% of sales, respectively, associated with the purchase of Thomas Medical, and the newly initiated Medical Device Excise Tax (“MDET”) of approximately 1.0% of sales for both periods of 2013, which was part of the Affordable Care Act of 2010. During the six months ended June 30, 2013, we also had a non-recurring finished goods inventory mark-up costs of 0.3% of sales related to the Thomas Medical acquisition. Excluding the non-recurring Thomas Medical finished goods inventory mark-up costs, gross margins would have been 42.4% of sales for the six months ended June 30, 2013. Our gross profit for the second quarter of 2013 improved 140 basis points from the first quarter of 2013. This improvement was largely the result of higher production volumes in the second quarter of 2013, when compared to the first quarter 2013.

Net income for the three months ended June 30, 2013 was $3.8 million, or $.09 per share, compared to $6.1 million, or $.14 per share, for the three months ended June 30, 2012, a decrease of 38.4%. Net income for the six-month period ended June 30, 2013 was $4.4 million, or $.10 per share, compared to $11.8 million, or $0.28 per share, for the corresponding period of 2012. The decrease was primarily attributable to lower gross margins, increased investments in research and development and higher interest expense included in other expenses.

Our endoscopy segment made significant progress and generated an operating income of approximately $260,000 for the six months ended June 30, 2013, when compared to an operating loss of approximately $607,000 for the corresponding period of 2012. This increase in operating income for the six months ended June 30, 2013 was largely driven by lower operating expenses.

Several factors negatively affected our financial results for the three and six-month periods ended June 30, 2013. We experienced reduced U.S. medical procedure counts utilizing our products in the three and six-month periods ended June 30, 2013, as our overall U.S. direct sales growth was only up 2.3% and 2.6%, respectively (excluding Thomas Medical sales), when compared to the comparable periods of 2012. Our gross profit was negatively affected by higher costs from lower production volumes for three and six-month periods ended June 30, 2013, which increased our product costs, amortization of developed technology costs associated with the purchase of Thomas Medical, and the initiation of the MDET.

We expect to launch a number of new products in 2013, including the TIO™ Three-in-One Oral Airway Bite Block, the One Snare™ Single-Loop Device, the basixTOUCH™ Inflation Device, the PHD™ Hemostasis Valve, the PreludeEASE™ Hydrophilic Radial Sheath, the ASAP LP™ Aspiration Catheter, the Worley™ Snare System, the Bearing™ NS PVA Embolization Particles, Steerable EP Sheath, the DialEase™ Splittable Sheath, the EndoMAXX EDT™ Esophageal Stent and the ConcierGE® Guiding Catheter. We believe our earnings will grow going forward if we are successful with the release of new products and the implementation of cost-cutting initiatives. During the second quarter of 2013, we began cost-cutting initiatives related to selling, general and administrative expenses of approximately $4.5 million, which we believe positively impacted our performance in the second quarter of 2013. We also believe these initiatives will increase our net income during the remainder of 2013. Our selling, general and administrative expenses decreased to 28.7% and 29.8% of sales for the three and six- month periods ended June 30, 2013, respectively, compared to 30.1% and 30.5% for the three and six-month periods ended June 30, 2012, respectively. We also intend to review certain of our planned research and development expenses in an effort to identify opportunities to cut expenses or delay certain projects to reduce our research and development expenses as a percentage of overall sales.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Gross profit	42.8	46.8	42.1	46.5
Selling, general, and administrative expenses	28.7	30.1	29.8	30.5
Research and development expenses	7.9	6.6	8.3	6.6
Acquired in-process research and development	-	2.0	-	1.1
Income from operations	6.2	8.2	4.0	8.3
Other income (expense) - net	(1.6)	0.6	(1.6)	0.3
Income before income tax expense	4.6	8.8	2.4	8.5
Net income	3.4	6.1	2.1	6.0

Sales. Sales for the three months ended June 30, 2013 increased by 9.3%, or approximately $9.3 million, compared to the corresponding period of 2012. Sales for the six months ended June 30, 2013 increased by 9.0%, or approximately $17.7 million, compared to the corresponding period of 2012. Listed below are the sales by business segment for the three and six-month periods ended June 30, 2013 and 2012 (in thousands):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2013	2012	% Change	2013	2012
Cardiovascular
Stand-alone devices	3%	$30,286	$29,495	2%	$59,786	$58,341
Custom kits and procedure trays	8%	26,277	24,224	8%	50,774	47,044
Inflation devices	(13)%	15,953	18,385	(9)%	31,562	34,858
Catheters	18%	18,939	16,017	14%	36,234	31,730
Embolization devices	(12)%	7,431	8,439	(9)%	14,842	16,257
CRM/EP	—%	7,067	—	—%	12,509	—
Total	10%	105,953	96,560	9%	205,707	188,230

Endoscopy
Endoscopy devices	(1)%	3,922	3,972	2%	8,116	7,920

Total	9%	$109,875	$100,532	9%	$213,823	$196,150

Our cardiovascular sales growth of 9.7% for the three months ended June 30, 2013, and 9.3% for the six months ended June 30, 2013, when compared to the corresponding periods of 2012, was largely the result of increased sales of our cardiac rhythm management ("CRM") and electrophysiology ("EP") products acquired from Thomas Medical ($7.1 million and $12.5 million for the three and six-month periods ended June 30, 2013, respectively), catheters (particularly our peritoneal dialysis catheter acquired from MediGroup, aspiration catheter product line, micro catheter product line and micro catheter product line) and custom kits and procedure trays.

Our endoscopy sales decreased 1.3% for the three months ended June 30, 2013, and increased 2.5% for the six months ended June 30, 2013, when compared to the corresponding periods of 2012. The decrease in sales for the second quarter of 2013, when compared to the second quarter of 2012, was primarily the result of lower sales of OEM bipolar coagulation probes. The increase in sales for the six months ended June 30, 2013, when compared to the corresponding period in 2012, was primarily related to an increase in our sales of the EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales decreased to 42.8% and 42.1% for three and six-month periods ended June 30, 2013, respectively, compared to 46.8% and 46.5% for the three and six-month periods ended June 30, 2012, respectively. This decrease in gross profit for both periods was due primarily to higher costs of approximately 1.4% and 1.8% of sales, respectively, resulting principally from lower production volumes for the first three and six months of 2013, amortization of developed technology costs of approximately 1.2% and 1.3% of sales, respectively, associated with the purchase of Thomas Medical, and the newly-

initiated MDET of approximately 1.0% of sales for both periods in 2013. During the six months ended June 30, 2013, we also had non-recurring finished goods inventory mark-up costs of 0.3% of sales related to the Thomas Medical acquisition. Excluding the non-recurring Thomas Medical finished goods inventory mark-up costs, gross margins would have been 42.4% of sales for the six months ended June 30, 2013.

Operating Expenses. Selling, general and administrative expenses decreased to 28.7% of sales for the three months ended June 30, 2013, from 30.1% of sales for the three months ended June 30, 2012. Selling, general and administrative expenses decreased to 29.8% of sales for the six months ended June 30, 2013, compared with 30.5% of sales for the six months ended June 30, 2012. The decrease in both periods was primarily due to the implementation of cost-cutting initiatives in expenses such as reduced headcount, shows and conventions, 401(k) employer match, and bonuses.

Research and Development Expenses. Research and development expenses increased to 7.9% of sales for the three months ended June 30, 2013, compared with 6.6% of sales for the three months ended June 30, 2012. Research and development expenses increased to 8.3% of sales for the six months ended June 30, 2013, compared to 6.6% of sales for the six months ended June 30, 2012. The increase in research and development expenses for both periods was primarily due to headcount additions for research and development to support new products, personnel increases in the regulatory department to support registrations in foreign countries to expand international product offerings, and research and development costs associated with the acquisition of Thomas Medical.

During the three and six months ended June 30, 2013, we did not record any charges for acquired in-process research and development.

Operating Income (Loss). The following table sets forth our operating income or loss by business segment for the three and six-month periods ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Income (Loss)
Cardiovascular	$6,649	$8,499	$8,277	$16,836
Endoscopy	131	(277)	260	(607)
Total operating income	$6,780	$8,222	$8,537	$16,229

Cardiovascular Operating Income.  During the three months ended June 30, 2013, we reported income from operations of approximately $6.6 million from our cardiovascular business segment, compared to income from operations of approximately $8.5 million for the corresponding period of 2012. For the six months ended June 30, 2013, we reported income from operations of approximately $8.3 million from our cardiovascular business segment, compared to income from operations of approximately $16.8 million for the corresponding period of 2012. When compared to the prior year periods, operating income for the three and six-month periods ended June 30, 2013 was unfavorably affected by lower gross margins and increases in research and development expenses.

Endoscopy Operating Income (Loss).  During the three months ended June 30, 2013, we reported income from operations of approximately $131,000 from our endoscopy business segment, compared to a loss from operations of approximately $277,000 for the corresponding period of 2012. For the six months ended June 30, 2013, we reported income from operations of approximately $260,000 from our endoscopy business segment, compared to a loss from operations of approximately $607,000 for the corresponding period of 2012. The improvement in operating income (loss) for the three and six-month periods ended June 30, 2013, when compared to the corresponding periods of 2012, was largely driven by lower operating expenses.

Other Income (Expense) - Net.  Other expense for the three months ended June 30, 2013 was approximately $1.8 million, compared to other income of approximately $592,000 for the corresponding period in 2012. Other expense for the six months ended June 30, 2013 was approximately $3.3 million, compared to other income of approximately $502,000 for the corresponding period in 2012. The net increase in other expense for both periods was principally the result of higher average outstanding debt balances and the corresponding increase in interest expense and the absence of any gain on sales of marketable securities, compared to approximately $648,000 of gains on sales of marketable securities recognized during the three and six-month periods ended June 30, 2012.

Income Taxes.  Our overall effective tax rate for the three months ended June 30, 2013 was 25.0%, compared to 30.8% for the corresponding period of 2012. For the six months ended June 30, 2013, our effective tax rate was 15.2%, compared to 29.2% for the corresponding period of 2012. The effective income tax rates for the three and six-month periods ended June 30, 2013, when compared to the corresponding periods of 2012, were lower, primarily as a result of a higher mix of earnings from our foreign operations, which are taxed at a lower rate than our U.S. operations. In addition, the effective tax rate for the six months ended June 30, 2013, relative to the tax rate for the corresponding period of 2012, was favorably affected by the reinstatement of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012, which was signed on January 2, 2013. We recognized the research and development credit for 2012 as a discrete benefit in the first quarter of 2013, the period in which the reinstatement was enacted.

Net Income.  During the three months ended June 30, 2013, we reported net income of approximately $3.8 million, compared to net income of approximately $6.1 million for the corresponding period of 2012. For the six months ended June 30, 2013, we reported net income of approximately $4.4 million, compared to net income of approximately $11.8 million for the corresponding period of 2012. The decrease in net income for the three and six-month periods ended June 30, 2013 was primarily attributable to lower gross margins, and higher operating costs, principally higher investments in research and development and higher interest expense included in other expenses.

Liquidity and Capital Resources

Our working capital as of June 30, 2013 and December 31, 2012 was $97.5 million and $89.0 million, respectively. The increase in working capital during the six months ended June 30, 2013 was primarily the result of increases in cash and cash equivalents and trade receivables and decreases in accrued expenses, which were partially offset by decreases in inventories. As of June 30, 2013, we had a current ratio of 2.40 to 1.

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $13.1 million and $9.7 million respectively, of which approximately $11.0 million and $8.1 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $8.9 million and $6.4 million, respectively, held by our subsidiary in China.

During the six months ended June 30, 2013, our inventory balances decreased by approximately $3.0 million, from $84.6 million at December 31, 2012 to $81.6 million at June 30, 2013. The decrease was primarily the result of an effort to improve inventory turns company wide.

Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of June 30, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

On December 19, 2017, all principal, interest and other amounts outstanding under the Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.5 to 1 as of any fiscal quarter ending during 2013, greater than 3.35 to 1 as of any fiscal quarter ending during 2014, greater than 3 to 1 as of any fiscal quarter ending during 2015, greater than 2.75 to 1 as of any fiscal quarter ending during 2016, and greater than 2.5 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2013, we failed to comply with the Consolidated Total Leverage Ratio under our Credit Agreement (the "Leverage Covenant"), as our actual ratio was 3.97 to 1; however, Wells Fargo subsequently granted to us a waiver with respect to the Leverage Covenant as of June 30, 2013. Our failure to comply with the Leverage Covenant as of June 30, 2013 was due primarily to several factors that negatively affected our financial results for the three and six-months ended June 30, 2013. We experienced reduced U.S. medical procedure counts utilizing our products in the three and six-months ended June 30, 2013, as our overall U.S. direct sales growth was only up 2.3% and 2.6%, respectively (excluding Thomas Medical sales), when compared to the comparable periods in 2012. Our gross profit was negatively affected by higher costs from lower production volumes for the three and six-months ended June 30, 2013, which increased our product costs, amortization of developed technology costs associated with the purchase of Thomas Medical, and the initiation of the MDET. We continue to make significant investments in research and development in an effort to launch new products with higher gross margins. With the exception of our failure to comply with the Leverage Covenant as of June 30, 2013, which has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of June 30, 2013.

As of June 30, 2013, we had available borrowings under the Credit Agreement of approximately $15.7 million. Our interest rate under the Credit Agreement as of June 30, 2013 was a fixed rate of 3.23% on $150.0 million as a result of an interest rate swap, a variable floating rate of 2.45% on $97.5 million and a variable floating rate of 2.49% on approximately $9.3 million.

Capital expenditures for property and equipment were approximately $30.4 million and $34.7 million, respectively, for the six months ended June 30, 2013 and 2012.

Currently, our primary sources of liquidity are cash flows from operations, borrowings under our Credit Agreement (approximately $15.7 million of borrowing availability as of June 30, 2013) and a potential sale/leaseback arrangement involving our Pearland, Texas facility of approximately $24 million. We are currently in discussions with Wells Fargo regarding a possible amendment to our Credit Agreement in order to provide us with greater flexibility in the application of the Leverage Covenant. These discussions are intended to reduce the possibility of future defaults under the Leverage Covenant. We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement and potential building sales leaseback will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2012, 2011 and 2010, we recorded obsolescence expense of approximately $2.3 million, $1.5 million, and $1.9 million, respectively, and wrote off approximately $1.5 million, $1.1 million, and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2013 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound ("GBP") relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the quarter ended June 30, 2013, a portion of our revenues (approximately $18.3 million, representing approximately 16.7% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the quarter ended June 30, 2013 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand. During the quarter ended June 30, 2013, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $38,000, or .03%, and gross profit remained unchanged.

On May 31, 2013, we forecasted a net exposure for June 30, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 23,000 Euros and 155,000 GBPs. In order to partially offset such risks at May 31, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 23,000 Euros and notional amount of 155,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three months ended June 30, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of June 30, 2013, were not material.

As discussed in Note 9 to our consolidated financial statements, as of June 30, 2013, we had outstanding borrowings of approximately $256.8 million under the Credit Agreement. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a $150.0 million pay-fixed, receive-variable interest rate swap with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate for the Credit Agreement). This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the $150.0 million that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.1 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above, our Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2013, we failed to comply with the Leverage Covenant under our Credit Agreement, as our Consolidated Total Leverage Ratio was 3.97 to 1, rather than 3.50 to 1 as currently required by the Credit Agreement. Subsequent to June 30, 2013, Wells Fargo granted to us a waiver with respect to the Leverage Covenant as of June 30, 2013. With the exception of our failure to comply with the Leverage Covenant as of June 30, 2013, which failure has been waived by Wells Fargo, we were in compliance with all other covenants under the Credit Agreement as of June 30, 2013.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 9, 2013	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 9, 2013	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER