Form 10-Q
period 2013-09-30
MERIT MEDICAL SYSTEMS INC
filed 2013-11-12
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,746,098
Title or class	Number of Shares Outstanding at November 5, 2013

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 (In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,115	$9,719
Trade receivables — net of allowance for uncollectible accounts — 2013 — $779 and 2012 — $892	57,279	53,402
Employee receivables	249	169
Other receivables	2,502	2,672
Inventories	81,057	84,599
Prepaid expenses	4,922	4,133
Prepaid income taxes	1,266	1,250
Deferred income tax assets	4,989	4,976
Income tax refund receivable	1,102	1,076

Total current assets	162,481	161,996

PROPERTY AND EQUIPMENT:
Land and land improvements	17,989	17,346
Buildings	126,340	81,223
Manufacturing equipment	136,013	117,601
Furniture and fixtures	32,154	26,307
Leasehold improvements	14,184	13,236
Construction-in-progress	43,276	74,643
Total property and equipment	369,956	330,356

Less accumulated depreciation	(107,993)	(95,553)

Property and equipment — net	261,963	234,803

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2013 — $14,970 and 2012 — $8,146	73,887	87,332
Other — net of accumulated amortization — 2013 — $17,652 and 2012 — $14,034	27,918	30,799
Goodwill	175,489	175,108
Deferred income tax assets	4,237	4,237
Other assets	12,208	11,034

Total other assets	293,739	308,510

TOTAL	$718,183	$705,309

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 (In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$23,637	$34,637
Accrued expenses	27,308	27,269
Current portion of long-term debt	10,000	10,000
Advances from employees	729	551
Income taxes payable	1,871	547

Total current liabilities	63,545	73,004

LONG-TERM DEBT	241,157	227,566

DEFERRED INCOME TAX LIABILITIES	2,436	2,373

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,035	2,938

DEFERRED COMPENSATION PAYABLE	6,821	5,956

DEFERRED CREDITS	3,107	2,980

OTHER LONG-TERM OBLIGATIONS	3,456	8,915

Total liabilities	322,557	323,732

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2013 and December 31, 2012; no shares issued	—	—
Common stock — no par value; 100,000 shares authorized; 42,612 and 42,489 shares issued at September 30, 2013 and December 31, 2012, respectively	174,551	172,341
Retained earnings	220,448	210,418
Accumulated other comprehensive income (loss)	627	(1,182)

Total stockholders’ equity	395,626	381,577

TOTAL	$718,183	$705,309

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (In thousands, except per common share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET SALES	$115,210	$95,907	$329,033	$292,057

COST OF SALES	64,180	50,572	188,025	155,528

GROSS PROFIT	51,030	45,335	141,008	136,529

OPERATING EXPENSES:
Selling, general, and administrative	31,350	28,880	95,002	88,638
Research and development	7,308	7,098	25,064	20,130
Intangible assets impairment charges	8,089	—	8,089	—
Contingent consideration benefit	(4,108)	—	(4,075)	—
Acquired in-process research and development	—	275	—	2,450

Total operating expenses	42,639	36,253	124,080	111,218

INCOME FROM OPERATIONS	8,391	9,082	16,928	25,311

OTHER INCOME (EXPENSE):
Interest income	69	57	200	176
Interest expense	(1,916)	(128)	(5,297)	(352)
Other income (expense)	(104)	26	(174)	633

Other income (expense) — net	(1,951)	(45)	(5,271)	457

INCOME BEFORE INCOME TAXES	6,440	9,037	11,657	25,768

INCOME TAX EXPENSE	833	1,811	1,627	6,699

NET INCOME	$5,607	$7,226	$10,030	$19,069

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.17	$0.24	$0.45

Diluted	$0.13	$0.17	$0.23	$0.45

AVERAGE COMMON SHARES:
Basic	42,596	42,202	42,560	42,087

Diluted	42,872	42,692	42,793	42,536

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$5,607	$7,226	$10,030	$19,069
Other comprehensive income (loss):
Unrealized gain on marketable securities —
Unrealized holding gain arising during the period, net of tax of $0 and $2 for the three months and $0 and $214 for the nine months ended September 30, 2013 and 2012, respectively	—	(3)	—	336
Less: reclassification adjustment for gains included in net income, net of tax of $0 and $328 for the three months and $0 and $63 for the nine months ended September 30, 2013 and 2012, respectively	—	(98)	—	(516)
Interest rate swap, net of tax of $281 and $0 for the three months and $985 and $0 for the nine months ended September 30, 2013 and 2012, respectively	(441)	—	1,548	—
Foreign currency translation adjustment, net of tax of $8 and $21 for the three months and $16 and $8 for the nine months ended September 30, 2013 and 2012, respectively	334	(206)	261	(154)
Total other comprehensive income (loss)	(107)	(307)	1,809	(334)
Total comprehensive income	$5,500	$6,919	$11,839	$18,735

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,030	$19,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,926	16,724
Loss (gain) on sales and/or abandonment of property and equipment	102	(1)
Write-off of patents and intangible assets	8,169	27
Acquired in-process research and development	—	2,450
Amortization of deferred credits	(97)	(140)
Amortization of long-term debt issuance costs	598	—
Realized gain on sale of marketable securities	—	(745)
Deferred income taxes	(13)	14
Excess tax benefits from stock-based compensation	(145)	(716)
Stock-based compensation expense	1,072	1,454
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(3,700)	(7,521)
Employee receivables	(78)	(78)
Other receivables	(435)	(490)
Inventories	3,161	(8,884)
Prepaid expenses	(702)	(598)
Prepaid income taxes	(17)	2
Income tax refund receivable	527	259
Other assets	(923)	(869)
Trade payables	(4,078)	5,805
Accrued expenses	(149)	2,793
Advances from employees	164	408
Income taxes payable	(138)	2,670
Liabilities related to unrecognized tax benefits	(903)	(993)
Deferred compensation payable	865	838
Other long-term obligations	(3,612)	684

Total adjustments	23,594	13,093

Net cash provided by operating activities	33,624	32,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(48,035)	(49,264)
Patents and trademarks	(1,143)	(1,059)
Proceeds from the sale of marketable securities	—	3,248
Proceeds from the sale of property and equipment	72	9
Cash paid in acquisitions	(1,000)	(23,555)

Net cash used in investing activities	(50,106)	(70,621)

See condensed notes to consolidated financial statements.		(Continued)
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (In thousands - unaudited)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,159	$3,326
Borrowings under long-term debt	110,225	127,914
Payments on long-term debt	(96,634)	(94,151)
Excess tax benefits from stock-based compensation	145	716
Proceeds from industrial assistant grants	900	324
Contingent payments related to acquisitions	(60)	(36)
Payment of taxes related to an exchange of common stock	(21)	(287)

Net cash provided by financing activities	15,714	37,806

EFFECT OF EXCHANGE RATES ON CASH	164	(10)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(604)	(663)

CASH AND CASH EQUIVALENTS:
Beginning of period	9,719	10,128

End of period	$9,115	$9,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $797 and $289, respectively)	$5,381	$238

Income taxes	$2,024	$4,629

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$5,340	$7,429

Acquisition purchases in accrued expenses and other long-term obligations	$—	$5,000

Acquisition of customer list in exchange for a settlement of trade receivables	$—	$378

Merit common stock surrendered (45 and 71 shares, respectively) in exchange for exercise of stock options	$452	$1,032

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine months ended September 30, 2013 and 2012 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2013, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2013 and 2012. The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$37,196	$48,233
Work-in-process	9,782	6,051
Raw materials	34,079	30,315

Total	$81,057	$84,599

3. Stock-based Compensation. Stock-based compensation expense before income taxes for the three and nine-month periods ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of goods sold	$18	$49	$98	$190
Research and development	20	26	69	93
Selling, general, and administrative	251	354	905	1,171
Stock-based compensation expense before income taxes	$289	$429	$1,072	$1,454

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.7 million and is expected to be recognized over a weighted-average period of 3.5 years.

During the three and nine-month periods ended September 30, 2013, we granted awards representing 172,500 and 347,500 shares, respectively, of our common stock. During the three and nine-month periods ended September 30, 2012, we granted awards representing 7,500 and 127,500 shares of common stock, respectively. We use the Black-Scholes methodology to value stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

Nine Months Ended
September 30,
	2013	2012
Risk-free interest rate	0.65% - 1.16%	0.54% - 0.95%
Expected option life	4.2 - 6.0 years	4.2 - 6.0 years
Expected dividend yield	—	—
Expected price volatility	34.08% - 41.67%	42.01% - 44.56%

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

4. Earnings Per Common Share (EPS). The computation of weighted-average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2013
Basic EPS	$5,607	42,596	$0.13	$10,030	42,560	$0.24
Effect of dilutive stock options and warrants		276			233

Diluted EPS	$5,607	42,872	$0.13	$10,030	42,793	$0.23

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,857			2,125

Period ended September 30, 2012
Basic EPS	$7,226	42,202	$0.17	$19,069	42,087	$0.45
Effect of dilutive stock options and warrants		490			449

Diluted EPS	$7,226	42,692	$0.17	$19,069	42,536	$0.45

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,542			1,608

5. Acquisitions. On December 19, 2012, we consummated the transactions contemplated by a Stock Purchase Agreement with Vital Signs, Inc., an affiliate of GE Healthcare (“Vital Signs”), as seller, and purchased all of the issued and outstanding shares of Thomas Medical Products, Inc. (“Thomas Medical”), a Pennsylvania corporation. At the time we completed the acquisition, the primary assets of Thomas Medical were patents, trademarks, other intellectual property and business assets related to introducers, hemostatic valves and sheaths. Using the Thomas Medical splittable hemostatic introducer sheath as an entry product, we intend to develop a portfolio of premium accessories for electrophysiology physicians. We accounted for the acquisition as a business combination. We made an initial payment of $167.0 million to Vital Signs in December 2012. We also accrued an additional $445,000 at December 31, 2012, reflecting the final payment made to Vital Signs in February 2013 for net working capital received in excess of the target net working capital specified. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. Our consolidated financial statements for the year ended December 31, 2012 include approximately $1.9 million and $51,000 of net sales and income before tax, respectively, related to the operations of Thomas Medical. The total purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$6,507
Inventories	5,078
Prepaid expenses	340
Property and equipment	2,685
Intangibles
Developed technology	43,000
Non-compete agreements	500
Customer lists	5,000
Trademarks	1,400
Goodwill	102,788
Total assets acquired	167,298

Liabilities Assumed
Trade payables	588
Accrued expenses	1,094
Total liabilities assumed	1,682

Net assets acquired, net of cash acquired of $1,829	$165,616

During the nine months ended September 30, 2013, the goodwill related to the Thomas Medical acquisition was increased by approximately $381,000 due to an adjustment related to inventory. The preliminary allocation is subject to adjustment as we continue to evaluate new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts recognized as of the acquisition date.

The gross amount of trade receivables we acquired in the Thomas Medical transaction was approximately $6.5 million, of which $34,000 was expected, at the acquisition date, to be uncollectible. With respect to the Thomas Medical assets, we intend to amortize developed technology over eight years, customer lists on an accelerated basis over 12 years, and non-compete agreements over three years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 8.55 years.

In connection with our Thomas Medical acquisition, we paid approximately $3.7 million in long-term debt issuance costs to Wells Fargo Bank related to our Credit Agreement (see Note 9). These costs consisted primarily of loan origination fees and related legal costs that we intend to amortize over five years, which is the contract term of our Credit Agreement. We also incurred approximately $32,000 and $526,000 of acquisition-related costs during the three and nine months ended September 30, 2013, respectively, and $2.7 million for the year ended December 31, 2012, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On November 19, 2012, we entered into an Asset Purchase Agreement with Janin Group, Inc. (dba MediGroup) ("MediGroup"), an Illinois corporation, to purchase substantially all of the assets of MediGroup. The primary assets of MediGroup are the patented Flex-Neck® Peritoneal Dialysis Catheters and Y-TEC™ Peritoneal Dialysis Implantation Kits. We accounted for this acquisition as a business combination. We made an initial payment to MediGroup of approximately $4.0 million in November 2012. In addition, we are obligated to make contingent payments of up to $150,000 per year during 2013, 2014 and 2015. Furthermore, we are obligated to make contingent purchase price payments of $150,000 per year in 2016 through 2022 if net sales of Medigroup products increase at least 8% in each subsequent year. If net sales of MediGroup products have not increased by the percentage set forth in any year, our obligation to make these contingent payments shall cease. The acquisition-date fair value of the contingent consideration liability of approximately $403,000 has been included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expenses in the consolidated statements of income included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 (the "2012 Form 10-K"), were not material to our financial position. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of MediGroup products were approximately $169,000. It is not practical to separately report the earnings related to the MediGroup acquisition, as we cannot split out sales costs related to MediGroup products, principally because our sales representatives are selling multiple products (including MediGroup products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was preliminarily allocated as follows (in thousands):

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

On January 31, 2012, we consummated the transactions contemplated by an Asset Purchase Agreement with Ostial Solutions, LLC ("Ostial"), a Michigan limited liability company, to purchase substantially all of the assets of Ostial. The primary asset of Ostial is the patented Ostial PRO Stent Positioning System, which is designed to facilitate precise stent implantation in coronary and renal aorto-ostial lesions. We accounted for this acquisition as a business combination. We made an initial payment of $10.0 million to Ostial in January 2012 and an additional payment of $6.5 million to Ostial in August 2012. In addition, we are obligated to make contingent purchase price payments of up to $13.5 million based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The acquisition-date fair value of this contingent consideration liability of $4.3 million has been included as part of the purchase consideration and was determined using a discounted cash flow model based upon the expected timing and amount of these future contingent payments. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expenses in the consolidated statements of income included in our 2012 Form 10-K, were not material to our financial position. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of products utilizing the Ostial PRO Stent Positioning System were approximately $457,000. It is not practical to separately report the earnings related to the Ostial acquisition, as we cannot split out sales costs related to Ostial products, principally because our sales representatives are selling multiple products (including Ostial products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was allocated as follows (in thousands):

Assets Acquired
Intangibles
Developed technology	$10,500
Customer lists	600
Trademark	110
Non-compete agreements	10
Goodwill	9,580

Total assets acquired	$20,800

With respect to the Ostial assets, we intend to amortize developed technology over 15 years, customer lists on an accelerated basis over eight years, and non-compete agreements over five years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademark for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 14.6 years.

The following table summarizes our unaudited consolidated results of operations for the three and nine-month periods ended September 30, 2012, as well as unaudited pro forma consolidated results of operations as though the Thomas Medical and MediGroup acquisitions had occurred on January 1, 2012 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$95,907	$106,600	$292,057	$320,843
Net income	7,226	8,707	19,069	22,007
Earnings per common share:
Basic	$0.17	$0.21	$0.45	$0.52
Diluted	$0.17	$0.20	$0.45	$0.52

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

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases, including our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonary medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Cardiovascular	$110,859	$92,106	$316,566	$280,336
Endoscopy	4,351	3,801	12,467	11,721
Total revenues	115,210	95,907	329,033	292,057

Operating income (loss)
Cardiovascular	7,753	9,169	16,031	26,005
Endoscopy	638	(87)	897	(694)
Total operating income	$8,391	$9,082	$16,928	$25,311

7. Recent Accounting Pronouncements. In March 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The adoption of this guidance is not expected to have a material effect on our consolidated financial position or results of operations.

In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements for the three and nine-month periods ended September 30, 2013.

In July 2012, the FASB issued authoritative guidance related to testing indefinite-lived intangible assets for impairment. This guidance simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements for the three and nine-month periods ended September 30, 2013.

8. Income Taxes. Our overall effective tax rate for the three months ended September 30, 2013 was 12.9%, compared to 20.0% for the corresponding period of 2012. For the nine months ended September 30, 2013, our effective tax rate was 14.0%, compared to 26.0% for the corresponding period of 2012. The effective income tax rates for the three and nine-month periods ended September 30, 2013, when compared to the corresponding periods of 2012, were lower as a result of a higher mix of earnings from our foreign operations, which are taxed at lower rates than our U.S. operations, and the release of reserves for uncertain tax positions due to statute of limitation expirations. In addition, the effective tax rate for the nine months ended September 30, 2013 was lower than the corresponding prior-year period due to the reinstatement of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012, which was signed on January 2, 2013. We recognized the federal research and development credit as a discrete benefit in the first quarter of 2013, the period in which the reinstatement was enacted.

9. Long-Term Debt. We entered into an Amended and Restated Credit Agreement, dated as of December 19, 2012 (the “Credit Agreement”), with the lenders who are or may become party thereto (the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders. Pursuant to the terms of the Credit Agreement, the Lenders agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of September 30, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

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

In summary, principal balances under our long-term debt as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Term loan	$95,000	$100,000
Revolving credit loans	156,157	137,566
Total long-term debt	251,157	237,566
Less current portion	10,000	10,000
Long-term portion	$241,157	$227,566

Future minimum principal payments on our long-term debt as of September 30, 2013, were as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2013	$2,500
2014	10,000
2015	10,000
2016	10,000
2017	218,657

Total future minimum principal payments	$251,157

As of September 30, 2013, we had available borrowings under the Credit Agreement of approximately $18.8 million. Our interest rate under the Credit Agreement as of September 30, 2013 was a fixed rate of 3.23% on approximately $146.3 million as a result of an interest rate swap, a variable floating rate of 2.44% on approximately $104.7 million and a variable floating rate of 2.50% on approximately $157,000. Our interest rate as of December 31, 2012 was a fixed rate of 2.98% on $150.0 million, a fixed rate of 2.22% on $87.0 million and a variable floating rate of 2.31% on approximately $566,000.

On October 4, 2013, we entered into a First Amendment to the Credit Agreement, which substantially modified certain terms and conditions of the Credit Agreement. Those modifications are discussed below in Note 14.

10. Derivatives.

Interest Rate Swap.  On December 19, 2012, we entered into a $150.0 million pay-fixed, receive-variable interest rate swap with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate for the Credit Agreement). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap is scheduled to expire on December 19, 2017. As of September 30, 2013, this interest rate swap qualified as a cash flow hedge. During the three and nine-month periods ended September 30, 2013, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was not material. The fair value of our cash flow hedge at September 30, 2013 was an asset of approximately $745,000, which was offset by approximately $290,000 of deferred tax liability.

Foreign Currency Forward Contracts. On August 31, 2013, we forecasted a net exposure for September 30, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 411,000 Euros and 408,000 GBPs. In order to partially offset such risks at August 31, 2013, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 411,000 Euros and 408,000 GBPs. We enter into similar transactions at various times to partially offset exchange rate risks we bear. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three and nine-month periods ended September 30, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of September 30, 2013, were not material to our financial position.

11. Fair Value Measurements. Our financial assets (liabilities) carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$745	$—	$745	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(1,788)	$—	$(1,788)	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. We re-measure the contingent consideration liability at the estimated fair value at each reporting period with the change in fair value recognized in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent liability during the three and nine-month periods ended September 30, 2013, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Beginning balance	$6,692	$6,697
Fair value adjustments recorded to income during the period	(4,108)	(4,075)
Contingent payments made	(22)	(60)
Ending balance	$2,562	$2,562

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs (amount in thousands):

Contingent consideration liability	Fair value at September 30, 2013	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$2,266	Discounted Cash Flow	Discount rate	11.0% - 15.0%
			Probability of milestone payment	90%
			Projected year of payments	2013-2028

Other payments	296	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2013-2015

We re-measure the contingent consideration liability to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases (decreases) in discount rates and the time to payment may result in lower (higher) fair value measurements. A decrease in the probability of any milestone payment may result in lower fair value measurements. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement.

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value in our consolidated statements of income. As of September 30, 2013, approximately $2.3 million was reflected in other long-term obligations and $214,000 was reflected in accrued expenses in our consolidated balance sheets. As of December 31, 2012, approximately $5.9 million was reflected in other long-term obligations and $723,000 was reflected in accrued expenses in our consolidated balance sheets. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. See Note 12 for further information regarding the $3.8 million of fair value reductions to the contingent consideration liability we incurred in connection with our acquisition of the Ostial assets and the associated intangible asset impairment charge.

During both the three and nine-month periods ended September 30, 2013, we had losses of approximately $8.1 million and $8.2 million, respectively, compared to $17,000 and $27,000 for the corresponding three and nine-month periods ended September 30, 2012, related to the measurement of non-financial assets at fair value on a non-recurring basis subsequent to their initial recognition.

Of the loss amount noted in the preceding paragraph for the three and nine-month periods ended September 30, 2013, approximately $8.1 million related to the impairment of our intangible assets related to our Ostial acquisition (see Note 12). The non-recurring fair values of the Ostial intangible assets as of September 30, 2013 were approximately $1.5 million for developed technology and $160,000 for other intangible assets. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs. These values were determined using a discounted cash flow valuation technique. We did not have other intangible assets measured at fair value on a non-recurring basis as of September 30, 2013.

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

12. Goodwill and Intangible Assets. The carrying amount of goodwill increased approximately $381,000 for the nine months ended September 30, 2013 due to an adjustment related to a previous acquisition (see Note 5).

Other intangible assets at September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$8,906	$(2,298)	$6,608
Distribution agreements	5,176	(1,660)	3,516
License agreements	2,733	(1,156)	1,577
Trademarks	7,255	(1,719)	5,536
Covenants not to compete	1,029	(339)	690
Customer lists	20,204	(10,213)	9,991
Royalty agreements	267	(267)	—

Total	$45,570	$(17,652)	$27,918

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$7,843	$(2,045)	$5,798
Distribution agreements	5,176	(1,301)	3,875
License agreements	2,733	(861)	1,872
Trademarks	7,311	(1,362)	5,949
Covenants not to compete	1,035	(160)	875
Customer lists	20,468	(8,038)	12,430
Royalty agreements	267	(267)	—

Total	$44,833	$(14,034)	$30,799

Aggregate amortization expense was approximately $3.4 million and $10.4 million for the three and nine-month periods ended September 30, 2013, respectively, and approximately $1.9 million and $5.7 million for the three and nine-month periods ended September 30, 2012, respectively.

Estimated amortization expense for intangible assets for the next five years consisted of the following as of September 30, 2013 (in thousands):

Year Ending December 31
Remaining 2013	$3,363
2014	12,684
2015	12,140
2016	11,515
2017	11,150

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets acquired in our Ostial acquisition in January 2012 (see Note 5) to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Ostial acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. During the three months ended September 30, 2013, we recorded an impairment charge of approximately $8.1 million, which was offset by approximately $3.8 million of fair value reductions to the contingent consideration liability.

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

14. Subsequent Event. On October 4, 2013, we entered into a First Amendment to the Amended and Restated Credit Agreement, dated as of October 4, 2013 (the “Amendment”), by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders. The Amendment sets forth the terms and conditions upon which Merit, Wells Fargo and the other parties to the Amendment have agreed to amend the Credit Agreement. Among other provisions, the Amendment provides for an increase in our borrowing capacity under the Credit Agreement by $40.0 million, adjusts the maximum Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be no greater than 4.75 to 1 as of any fiscal quarter ending during 2013, no greater than 4.00 to 1 at March 31, 2014, no greater than 3.75 to 1 at June 30, 2014, no greater than 3.50 to 1 at September 30, 2014, and no greater than 3.25 to 1 at December 31, 2014. The maximum ratio thereafter is unchanged. The Amendment also includes an expanded applicable margin table with pricing levels for the higher allowable maximum Consolidated Total Leverage Ratio.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement we executed with Datascope Corporation, a Delaware corporation. The primary assets we acquired consist of the SAFEGUARD® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the AIR-BAND™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. The purchase price was approximately $27.5 million. The initial accounting for this acquisition has not yet been completed.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement with Radial Assist, LLC, a Georgia limited liability company. The primary assets we acquired consist of the RAD BOARD®, RAD BOARD®XTRA™, RAD TRAC™, and RAD REST® devices. The RAD BOARD is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The RAD BOARD XTRA is designed to work in conjunction with the RAD BOARD by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The RAD TRAC is also designed to be used with the RAD BOARD and facilitates placement and removal of the RAD BOARD with the patient still on the table. The RAD REST is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. The purchase price was approximately $2.5 million. The initial accounting for this acquisition has not yet been completed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-

looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by the Credit Agreement, as amended, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of a substantial portion of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our operations or financial condition; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; potential disruption of our operations due to severe weather conditions or natural disasters; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, including our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonology medical devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the quarter ended September 30, 2013, we reported record revenues of $115.2 million, up 20.1% from the three months ended September 30, 2012 of $95.9 million. Revenues for the nine months ended September 30, 2013 were a record $329.0 million, compared to $292.1 million for the first nine months of 2012, an increase of 12.7%.

Gross profit as a percentage of sales decreased to 44.3% and 42.9% for the three and nine-month periods ended September 30, 2013, respectively, compared to 47.3% and 46.7% for the three and nine-month periods ended September 30, 2012, respectively. The reduction in gross profit for both periods was due primarily to higher costs of approximately 1.5% and 1.7% of sales, respectively, resulting from lower production volumes for the three and nine months ended September 30, 2013, amortization of developed technology costs of approximately 1.2% of sales for both periods of 2013 associated with our acquisition of Thomas Medical in December 2012, and the effect of the newly-initiated Medical Device Excise Tax (“MDET”) of approximately 1.0% of sales for both periods of 2013, which was assessed pursuant to the provisions of the Affordable Care Act of 2010. During the three and nine months ended September 30, 2013, we also had non-recurring finished goods inventory mark-up costs of 0.1% and 0.2% of sales, respectively, related to the Thomas Medical acquisition. Excluding the non-recurring Thomas Medical finished goods inventory mark-up costs, gross margins would have been 44.4% and 43.1% of sales, respectively, for the three and nine months ended September 30, 2013. Our gross profit for the third quarter of 2013 improved 150 basis points from the second quarter of 2013. This improvement was largely the result of higher production volumes in the third quarter of 2013, when compared to the second quarter of 2013.

During the three and nine months ended September 30, 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately $3.8 million. Under the terms of the Asset Purchase Agreement we executed with Ostial Solutions, LLC ("Ostial"), we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of our Ostial intangible assets, which resulted in an intangible asset write-down of approximately $8.1 million related to those assets. These adjustments reduced operating income for each of the three and nine-month periods ended September 30, 2013 by approximately $4.3 million, or approximately $2.7 million net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

Net income for the three months ended September 30, 2013 was $5.6 million, or $.13 per share, compared to $7.2 million, or $.17 per share, for the three months ended September 30, 2012. Net income for the nine-month period ended September 30, 2013 was $10.0 million, or $0.23 per share, compared to $19.1 million, or $0.45 per share, for the corresponding period of 2012. The decrease was primarily attributable to the write-down of intangible assets and reduction of contingent consideration liability related to the Ostial PRO Stent Positioning System, lower gross margins, and higher interest expense included in other expenses. Excluding the write-down of intangible assets and contingent consideration liability related to the Ostial PRO Stent Positioning System of approximately $4.3 million, or approximately $2.7 million net of tax, net income for the three and nine months ended September 30, 2013 would have been approximately $8.3 million and $12.7 million, respectively.

Our endoscopy segment made significant progress and generated operating income of approximately $638,000 and $897,000, respectively, for the three and nine months ended September 30, 2013, when compared to an operating loss of approximately $87,000 and $694,000, respectively, for the corresponding periods of 2012. This increase in operating income for the three and nine months ended September 30, 2013 was largely driven by higher sales and lower operating expenses associated with the endoscopy segment.

Subsequent to the quarter ended September 30, 2013, we completed asset acquisitions from Datascope Corporation for approximately $27.5 million (which consisted primarily of the SAFEGUARD® Pressure Assisted Device and AIR-BAND™ Radial Compression Device) and from Radial Assist, LLC (which consisted primarily of the RAD BOARD®, RAD BOARD®XTRA™, RAD TRAC™, and RAD REST® devices) for $2.5 million. The trailing twelve-month revenues attributable to the assets we acquired in these two acquisitions were approximately $7.5 million. We believe these products will assist us in our efforts to provide a complete offering for radial artery access procedures, which is a growing market in the U.S. and internationally.

We expect to launch a number of new products during the remainder of 2013, including the TIO™ Three-in-One Oral Airway Bite Block, the One Snare™ Single-Loop Device, the basixTOUCH™ Inflation Device, the PHD™ Hemostasis Valve, the ASAP LP™ Aspiration Catheter, the Worley™ Snare System, the Bearing nsPVA™ Embolization Particles, the DialEase™ Splittable Sheath, the EndoMAXX EDT™ Esophageal Stent and the ConcierGE® Guiding Catheter. We believe our earnings will increase if we are successful with the release of new products and the implementation of cost-cutting initiatives. During the second quarter of 2013, we began cost-cutting initiatives related to selling, general and administrative expenses of approximately $4.5 million, which had a positive impact on our financial performance for the three and nine-month periods ended September 30, 2013. Our selling, general and administrative expenses decreased to 27.2% and 28.9% of sales for the three and nine-month periods ended September 30, 2013, respectively, compared to 30.1% and 30.3% for the three and nine-month periods ended September 30, 2012, respectively.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Gross profit	44.3	47.3	42.9	46.7
Selling, general, and administrative expenses	27.2	30.1	28.9	30.3
Research and development expenses	6.3	7.4	7.6	6.9
Intangible asset impairment charge	7.0	-	2.5	-
Contingent consideration benefit	(3.6)	-	(1.2)	-
Acquired in-process research and development	-	0.3	-	0.8
Income from operations	7.3	9.5	5.1	8.7
Other income (expense) — net	(1.7)	-	(1.6)	0.2
Income before income tax expense	5.6	9.4	3.5	8.8
Net income	4.9	7.5	3.0	6.5

Sales. Sales for the three months ended September 30, 2013 increased by 20.1%, or approximately $19.3 million, compared to the corresponding period of 2012. Sales for the nine months ended September 30, 2013 increased by 12.7%, or approximately $37.0 million, compared to the corresponding period of 2012. Listed below are the sales by business segment for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2013	2012	% Change	2013	2012
Cardiovascular
Stand-alone devices	15%	$31,792	$27,528	7%	$91,577	$85,869
Custom kits and procedure trays	15%	26,389	22,915	10%	77,163	69,959
Inflation devices	(4)%	16,450	17,092	(8)%	48,012	51,950
Catheters	17%	18,779	16,082	15%	55,013	47,812
Embolization devices	6%	8,977	8,489	(4)%	23,819	24,746
CRM/EP	—%	8,472	—	—%	20,982	—
Total	20%	110,859	92,106	13%	316,566	280,336

Endoscopy
Endoscopy devices	14%	4,351	3,801	6%	12,467	11,721

Total	20%	$115,210	$95,907	13%	$329,033	$292,057

Our cardiovascular sales growth of 20.4% for the three months ended September 30, 2013, and 12.9% for the nine months ended September 30, 2013, when compared to the corresponding periods of 2012, was largely the result of increased sales of our cardiac rhythm management ("CRM") and electrophysiology ("EP") products acquired from Thomas Medical ($8.5 million and $21.0 million for the three and nine-month periods ended September 30, 2013, respectively), catheters (particularly our peritoneal dialysis catheter acquired from MediGroup, Prelude® sheath product line and micro catheter product line), custom kits and procedure trays, and stand alone devices (particularly our Merit Laureate® hydrophilic guide wires and EN Snare® endovascular snare).

Our endoscopy sales increased 14.5% for the three months ended September 30, 2013, and increased 6.4% for the nine months ended September 30, 2013, when compared to the corresponding periods of 2012. The increase in sales for the three and nine-month periods ended September 30, 2013, when compared to the corresponding periods of 2012, was primarily the result of sales of our EndoMAXX™ fully-covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales decreased to 44.3% and 42.9% for the three and nine-month periods ended September 30, 2013, respectively, compared to 47.3% and 46.7% for the three and nine-month periods ended September 30, 2012, respectively. The reduction in gross profit for both periods was due primarily to higher costs of approximately 1.5% and 1.7% of sales, respectively, resulting principally from lower production volumes for the three and nine months ended September 30, 2013, amortization of developed technology costs of approximately 1.2% of sales for both periods of 2013, associated with the purchase of Thomas Medical, and the effects of the MDET of approximately 1.0% of sales for both periods of 2013. During the three and nine months ended September 30, 2013, we also had non-recurring finished goods inventory mark-up costs of 0.1% and 0.2% of sales, respectively, related to the products we acquired in the Thomas Medical acquisition. Excluding the non-recurring Thomas Medical finished goods inventory mark-up costs, gross margins would have been 44.4% and 43.1% of sales, respectively, for the three and nine months ended September 30, 2013. Our gross profit for the third quarter of 2013 improved 150 basis points from the second quarter of 2013. This improvement was largely the result of higher production volumes in the third quarter of 2013, when compared to the second quarter of 2013.

Operating Expenses. Selling, general and administrative expenses decreased to 27.2% of sales for the three months ended September 30, 2013, from 30.1% of sales for the three months ended September 30, 2012. Selling, general and administrative expenses decreased to 28.9% of sales for the nine months ended September 30, 2013, compared with 30.3% of sales for the nine months ended September 30, 2012. The decrease in both periods was primarily due to the implementation of cost-cutting initiatives in expenses such as shows and conventions, 401(k) employer matching contributions, and bonuses. During the three and nine months ended September 30, 2013, we recorded an intangible write-down of approximately $8.1 million related to the acquisition of our Ostial PRO Stent Positioning System. In connection with this write-down, we lowered the contingent consideration liability related to this acquisition by approximately $3.8 million. These adjustments increased operating expenses for the three and nine months ended September 30, 2013 by approximately $4.3 million.

Research and Development Expenses. Research and development expenses decreased to 6.3% of sales for the three months ended September 30, 2013, compared with 7.4% of sales for the three months ended September 30, 2012. This decrease was primarily the result of an Irish government research and development benefit related to our new Vision building in Galway, Ireland. Research and development expenses increased to 7.6% of sales for the nine months ended September 30, 2013, compared to 6.9% of sales for the nine months ended September 30, 2012. The increase in research and development expenses for the nine months ended September 30, 2013 was primarily due to headcount additions for research and development to support new products, personnel increases in the regulatory department to support registrations in foreign countries to expand international product offerings, and research and development costs associated with our acquisition of Thomas Medical.

During the three and nine months ended September 30, 2013, we did not record any charges for acquired in-process research and development.

Operating Income (Loss). The following table sets forth our operating income or loss by business segment for the three and nine-month periods ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Income (Loss)
Cardiovascular	$7,753	$9,169	$16,031	$26,005
Endoscopy	638	(87)	897	(694)
Total operating income	$8,391	$9,082	$16,928	$25,311

Cardiovascular Operating Income.  During the three months ended September 30, 2013, we reported income from operations of approximately $7.8 million from our cardiovascular business segment, compared to income from operations of approximately $9.2 million for the corresponding period of 2012. For the nine months ended September 30, 2013, we reported income from operations of approximately $16.0 million from our cardiovascular business segment, compared to income from operations of approximately $26.0 million for the corresponding period of 2012. When compared to the prior-year periods, operating income for the three and nine-month periods ended September 30, 2013 was unfavorably affected by a write-down of intangible assets, offset partially by a decrease in the associated contingent consideration liability, related to the Ostial PRO Stent Positioning System and lower gross margins.

Endoscopy Operating Income (Loss).  During the three months ended September 30, 2013, we reported income from operations of approximately $638,000 from our endoscopy business segment, compared to a loss from operations of approximately $87,000 for the corresponding period of 2012. For the nine months ended September 30, 2013, we reported income from operations of approximately $897,000 from our endoscopy business segment, compared to a loss from operations of approximately $694,000 for the corresponding period of 2012. The improvement in operating results for the three and nine-month periods ended September 30, 2013, when compared to the corresponding periods of 2012, was largely driven by lower operating expenses.

Other Income (Expense) - Net.  Other expense for the three months ended September 30, 2013 was approximately $2.0 million, compared to other expense of approximately $45,000 for the corresponding period in 2012. Other expense for the nine months ended September 30, 2013 was approximately $5.3 million, compared to other income of approximately $457,000 for the corresponding period in 2012. The net increase in other expense for both periods was principally the result of higher average outstanding debt balances and the corresponding increase in interest expense and the absence of any gain on sales of marketable securities, compared to approximately $745,000 of gains on sales of marketable securities recognized during the three and nine-month periods ended September 30, 2012.

Income Taxes.  Our overall effective tax rate for the three months ended September 30, 2013 was 12.9%, compared to 20.0% for the corresponding period of 2012. For the nine months ended September 30, 2013, our effective tax rate was 14.0%, compared to 26.0% for the corresponding period of 2012. The effective income tax rates for the three and nine-month periods ended September 30, 2013, when compared to the corresponding periods of 2012, were lower as a result of a higher mix of earnings from our foreign operations, which are taxed at lower rates than our U.S. operations, and the release of reserves for uncertain tax positions due to statute of limitation expirations. In addition, the effective tax rate for the nine months ended September 30, 2013 was lower than the corresponding prior-year period due to the reinstatement of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012, which was signed on January 2, 2013. We recognized the federal research and development credit as a discrete benefit in the first quarter of 2013, the period in which the reinstatement was enacted.

Net Income.  During the three months ended September 30, 2013, we reported net income of approximately $5.6 million, compared to net income of approximately $7.2 million for the corresponding period of 2012. For the nine months ended September 30, 2013, we reported net income of approximately $10.0 million, compared to net income of approximately $19.1 million for the corresponding period of 2012. The decrease was primarily attributable to a write-down of intangible assets, offset partially by a decrease in the associated contingent consideration liability, related to the Ostial PRO Stent Positioning System acquisition, lower gross margins and higher interest expense included in other expenses.

Liquidity and Capital Resources

Our working capital as of September 30, 2013 and December 31, 2012 was $98.9 million and $89.0 million, respectively. The increase in working capital during the nine months ended September 30, 2013 was primarily the result of a decrease in trade payables, mostly from the outstanding amounts related to the completion of our Rex and Anita Bean Building at our headquarters facility. As of September 30, 2013, we had a current ratio of 2.6 to 1.

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $9.1 million and $9.7 million respectively, of which approximately $8.5 million and $8.1 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $7.4 million and $6.4 million, respectively, held by our subsidiary in China.

During the nine months ended September 30, 2013, our inventory balances decreased by approximately $3.5 million, from $84.6 million at December 31, 2012 to $81.1 million at September 30, 2013. The decrease was primarily the result of an effort to improve inventory turns throughout our company.

Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $175 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments of $2.5 million until the maturity date of December 19, 2017, at which time the term loan and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. As of September 30, 2013, Wells Fargo was the sole Lender under the Credit Agreement.

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

As of September 30, 2013, we had available borrowings under the Credit Agreement of approximately $18.8 million. Our interest rate under the Credit Agreement as of September 30, 2013 was a fixed rate of 3.23% on $146.3 million as a result of an interest rate swap, a variable floating rate of 2.44% on $104.7 million and a variable floating rate of 2.50% on approximately $157,000.

Capital expenditures for property and equipment were approximately $48.0 million and $49.3 million, respectively, for the nine months ended September 30, 2013 and 2012.

Currently, our primary sources of liquidity are cash flows from operations, borrowings under our Credit Agreement (approximately $18.8 million of borrowing availability as of September 30, 2013) and a potential sale/leaseback arrangement involving our Pearland, Texas facility of approximately $24.0 million we anticipate closing during the fourth quarter of 2013.

On October 4, 2013, we entered into a First Amendment to the Amended and Restated Credit Agreement, dated as of October 4, 2013 (the “Amendment”), by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders. The Amendment sets forth the terms and conditions upon which Merit, Wells Fargo and the other parties to the Amendment have agreed to amend the Credit Agreement. Among other provisions, the Amendment provides for an increase in our borrowing capacity under the Credit Agreement by $40.0 million, adjusts the maximum Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be no greater than 4.75 to 1 as of any fiscal quarter ending during 2013, no greater than 4.00 to 1 at March 31, 2014, no greater than 3.75 to 1 at June 30, 2014, no greater than 3.50 to 1 at September 30, 2014, and no greater than 3.25 to 1 at December 31, 2014. The maximum ratio thereafter is unchanged. The Amendment also includes an expanded applicable margin table with pricing levels for the higher allowable maximum Consolidated Total Leverage Ratio.

We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement, as amended, and the potential sale/leaseback of our Pearland, Texas facility will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2012, 2011 and 2010, we recorded obsolescence expense of approximately $2.3 million, $1.5 million, and $1.9 million, respectively, and wrote off approximately $1.5 million, $1.1 million, and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2013 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. Over the last several years we have completed a significant number of acquisitions that have increased the value of our goodwill balance, intangible assets and contingent consideration. If we are unable to realize competitive advantages, synergies, forecasted projections or other benefits anticipated in connection with any of these acquisitions, we may be required to adjust the carrying amount of these assets. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgments, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2013 and 2012, which was completed during the third quarter of 2013 and 2012, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

We evaluate the recoverability of an intangible asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. All of our intangible assets are subject to amortization.

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

During the three and nine months ended September 30, 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately $3.8 million. Under the terms of the Asset Purchase Agreement we executed with Ostial, we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of our Ostial intangible assets, which resulted in an intangible asset write-down of approximately $8.1 million related to those assets. These adjustments reduced operating income for each of the three and nine-month periods ended September 30, 2013 by approximately $4.3 million, or approximately $2.7 million net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro and Great Britain Pound ("GBP") relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the quarter ended September 30, 2013, a portion of our revenues (approximately $19.8 million, representing approximately 17.1% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the quarter ended September 30, 2013 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies on the one hand, and the U.S. Dollar on the other hand. During the quarter ended September 30, 2013, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $347,000, or .30%, and a decrease in our gross profit by .26%.

On August 31, 2013, we forecasted a net exposure for September 30, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 411,000 Euros and 408,000 GBPs. In order to partially offset such risks at August 31, 2013, we entered into a 30-day forward contract for the Euro and GBP with notional amounts of approximately 411,000 Euros and 408,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. The effect on our consolidated statements of income for the three months ended September 30, 2013 and 2012 of all forward contracts, and the fair value of our open positions as of September 30, 2013, were not material to our financial position.

As discussed in Note 9 to our consolidated financial statements, as of September 30, 2013, we had outstanding borrowings of approximately $251.2 million under the Credit Agreement. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a $150.0 million pay-fixed, receive-variable interest rate swap with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate for the Credit Agreement). This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the $146.3 million that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.1 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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
10.1
First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2013, by and among Merit Medical Systems, Inc., certain subsidiaries of Merit Medical Systems, Inc., the Lenders identified therein and Wells Fargo as administrative agent for the Lenders**

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

** Certain confidential portions of this exhibit were omitted. This exhibit, with the omitted information, has been filed separately with the SEC pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 12, 2013	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 12, 2013	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER