Form 10-K
period 2013-12-31
MERIT MEDICAL SYSTEMS INC
filed 2014-03-12
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-K
 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013,

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2013, which is the last day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market System on June 30, 2013), was approximately $452,137,252.  Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.
As of March 10, 2014, the registrant had 42,862,172 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 22, 2014.

PART I

Unless otherwise indicated in this report, “Merit,” “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will differ, and could differ materially, from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to possible infringement of our technology or the assertion that our technology infringes the rights of other parties; risks relating to product recalls or product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreements; potential for significant adverse changes in, or our failure to comply with governing regulations; healthcare reform legislation affecting our financial results and its effects on our business, operations or financial condition; greater governmental scrutiny and increasing regulation of the medical device industry; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the “FDA”); modification or limitation of governmental or private insurance reimbursement policies; laws targeting fraud and abuse in the healthcare industry; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; increases in the prices of commodity components or loss of supply; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through completed, proposed, or future acquisitions; fluctuations in foreign currency exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; volatility in the market price of our common stock (the “Common Stock”); manufacturing facilities may be negatively impacted by certain factors, including severe weather conditions and natural disasters; changes in key personnel; work stoppage or transportation risks; international economic conditions affecting business and results of operations; failures to comply with applicable environmental laws; and other factors referenced in our press releases and in our reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are described under Item 1A “Risk Factors” beginning on page 15.

Item 1.	Business.

GENERAL

Merit Medical Systems, Inc. is a worldwide designer, developer, manufacturer and marketer of medical devices used in a vast array of interventional and diagnostic procedures. Our mission is to provide innovative high-quality products to physicians and healthcare professionals to enhance patient care and enable them to perform procedures safely and effectively.

Our operations are divided into the following principal markets: diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, vascular surgery, interventional nephrology, and thoracic surgery. We believe we have been able to introduce new products and capture significant market share because of our expertise in product design, our proprietary technology and our skills in injection and insert molding.

In October 2013, we acquired from Radial Assist, LLC ("Radial Assist"), the Rad Board®, Rad Board Xtra™, Rad Trac™ and Rad Rest® devices which are used for patient positioning during radial access procedures.

Also in October 2013, we acquired from Datascope Corp. ("Datascope"), the Safeguard® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility.

Merit was organized in July 1987 as a Utah corporation. We also conduct our operations through a number of domestic and foreign subsidiaries. Our principal offices are located at 1600 West Merit Parkway, South Jordan, Utah, 84095, and our telephone number is (801) 253-1600. See Item 2. “Properties.” We maintain an Internet website at www.merit.com.

PRODUCTS

We design, develop, manufacture and market innovative products that offer a high level of quality, value and safety to our customers, as well as the patients they serve. We have devoted our attention to four primary areas: diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology and interventional pulmonology. Our products are also used in other clinical areas such as thoracic surgery, interventional nephrology, vascular surgery, oncology and pain management.

The success of our products is enhanced by the extensive experience of our management team in the healthcare industry, our experienced direct sales force and distributors, our ability to combine and customize devices, kits, trays and procedural packs at the request of our customers, and our dedication to offering facility-unique solutions in the markets we serve worldwide.

Cardiology and Radiology Products

Interventional cardiology and interventional radiology are specialty disciplines that use many common visualization techniques and therapeutic approaches to treat vascular disease. These shared techniques give us the opportunity to gain product line efficiencies by serving two distinct therapeutic needs with very similar product platforms. We recognize the unique demands of the two disciplines and provide very specific products to serve the unique product needs of physicians practicing in these fields.

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

Vascular Access Products and Accessories. We offer a broad line of devices used to gain and maintain vascular access while protecting the clinician from accidental cuts and needle sticks during procedures. These effective and useful devices and kits include the Futura® Safety Scalpel and an improved line of angiography needles such as the Merit Advance® and the SecureLoc™ Safety Introducer Needle. In addition, we offer an extensive line of sheath introducers (Prelude®) and mini access kits (MAK™ and S-MAK™), which are designed to provide clinicians with smooth, less traumatic, and convenient access to the patient's vasculature. Merit’s sheath introducers are designed for radial and femoral approach when performing diagnostic and interventional procedures. We expanded our line of radial (mini-access) sheath introducers with the addition of a 7 French size Prelude Sheath Introducer during the year ended December 31, 2013.

In October 2013, we acquired the assets of Radial Assist, which include the Rad Board, Rad Board Xtra, Rad Trac, and Rad Rest devices.The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures and has a section of lead-free Xenolite embedded in the Rad Board to help reduce scatter radiation exposure. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer to perform procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures.

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

Hemostasis Management Devices. In recent years, radial artery catheterization has become increasingly popular as an alternative to femoral artery access when performing diagnostic and interventional cardiology procedures. There are many ways to achieve hemostasis after a diagnostic or interventional procedure. In 2013, we acquired several pressure assisted devices from Datascope, including the Air-Band,™ which we have re-branded as the Safeguard Radial™ Compression Device (the “Safeguard Radial”). The Safeguard Radial is a self-adhesive wristband designed to assist hemostasis of the radial artery after a transradial procedure. The Safeguard Radial delivers adjustable compression of the radial puncture site with an inflatable bulb and standard luer valve for easy inflation and deflation with any standard luer syringe. Through the Datascope acquisition, we also acquired the Safeguard® Pressure Assisted Device, which is designed to obtain and maintain hemostasis after femoral access. The Safeguard Pressure Assisted Device offers hands-free adjustable pressure of the puncture site with an inflatable bulb.

We offer the Clo-Sur PLUS P.A.D™, which is intended for the local management of bleeding wounds and the creation of a barrier to bacterial penetration. Non-invasive devices, including topically applied hemostatic dressings, are used primarily in diagnostic procedures; however, radial access sites use compression devices on both diagnostic and interventional procedures. As a result, we have developed and offer two independent, highly differentiated radial compression systems, the Finale® Compression Device and the RADStat® Radial Artery Compression Device.

Guide Wires and Accessories. Our diagnostic guide wires are used to traverse vascular anatomy and aid in placing catheters and other devices. Our pre-coated, high performance InQwire® Diagnostic Guide Wires are lubricious and are available in a wide range of configurations to meet clinicians' diagnostic needs. These wires provide enhanced maneuverability through tortuous anatomy. The Merit Laureate® Hydrophilic Guide Wire has a consistent, lubricious coating intended to promote rapid catheter exchanges and minimize friction. The Merit Laureate was designed with one-to-one torque to reduce wire whipping. We also offer the BowTie™ Guide Wire Insertion Device, which is used to facilitate alignment of the proximal end of a micro guide wire into the tip of a device such as a dilator, introducer, or catheter. The BowTie has two funneled ends and a tear-away slit for easy removal. We also offer a line of torque devices (SeaDragon™ and H2O Torq™), which are guide wire steering tools that can be used on both standard and hydrophilic guide wires in both large and small diameters and are often included as a component in our angioplasty packs.

Diagnostic Catheters. We offer diagnostic catheters for use during both cardiology and radiology angiographic procedures. Our diagnostic catheter offering includes our Impress® line of peripheral catheters and the Performa® line of cardiology catheters. These catheters offer interventional radiologists and cardiologists superior performance during a variety of angiography procedures. During 2013, we introduced the MIV™ Radial Ventriculogram Pigtail Catheter to address the difficulty in accessing the left ventricle from the radial artery when using standard femoral approach catheters. MIV Radial Catheters are designed to angle toward the left cusp from the radial approach, facilitating easier insertion into the ventricle.

Hemostasis Valves. We have developed a broad line of technically sophisticated, clinically acclaimed, hemostasis valves, MAP™ Merit Angioplasty Packs and angioplasty accessories. Hemostasis valves connect to catheters and allow passage of additional guide wires, balloon catheters and other devices into the vasculature, while reducing the amount of blood loss during the procedures. Our hemostasis valve line includes the Honor®, AccessPLUS™, Access-9™, DoublePlay™, MBA™, and the Passage®.

Inflation Devices. During PCI and PPI procedures, balloons and/or stents are placed within the vasculature. The balloons must be carefully placed, inflated, and deflated within the vessel in order to achieve optimal results without injury to the patient. For more than two decades, we have offered an extensive, innovative line of inflation devices that accurately measure pressures during balloon and stent deployment. In 2013, we introduced the BASIXTouch™ Inflation Syringe, offering clinicians one-handed preparation and priming for faster preparation time. The Blue Diamond™ Digital Inflation Device features an angled gauge for better viewing. Additionally, our IntelliSystem® and Monarch® Inflation Devices (state-of-the-art digital inflation systems), as well as the BasixCOMPAK™ Inflation Syringe, offer clinicians a wide range of features and prices.

Drainage Catheters and Accessories. We have a broad line of catheters for nephrostomy, abscess and other drainage procedures. The ReSolve® Locking Drainage Catheter's unique, convenient locking mechanism is appreciated by clinicians and patients who often comment on the enhanced comfort that the catheter provides them. We also offer a range of catheter fixation devices, including the Revolution™ Catheter Securement Device, which was designed to save time, enhance patient comfort and improve cost-effectiveness. We also provide a wide selection of accessories that complement our drainage catheters, including tubing sets and drainage bags. For non-vascular applications, we offer mini access kits (MAK-NV™) designed for easy visualization and quick access into the drainage area. For enhanced visibility, the device features an echo-enhanced needle and radiopaque marker tip on the introducer.

Paracentesis, Thoracentesis and Pericardiocentesis Catheters. Paracentesis is a procedure to remove fluid that has accumulated in the abdominal cavity (peritoneal fluid). Our One-Step™ Drainage Catheter, Safety Paracentesis Procedure Tray (“SPPT”) and Thoracentesis and Paracentesis Set (“TAPS”) are designed to provide clinicians with a safe, convenient and cost-effective method for removing this fluid accumulation. Thoracentesis is a procedure to remove fluid that has accumulated in the pleural space. Our One-Step™ product line includes a valved version of the device. The Valved One-Step™ Centesis Catheter and TAPS may also be used to remove excess fluid in the pleural space during a thoracentesis. Pericardiocentesis is a procedure in which fluid is aspirated from the pericardial sac (the sac enveloping the heart). Our pericardiocentesis kit is designed as an organized, ready-to-use, convenient tray to assist the clinician in draining fluid quickly from the pericardial sac.

Thrombosis Products. We offer an extensive line of products designed to treat clots that block the flow of blood in veins and arteries. Our therapeutic thrombolytic infusion systems include the Fountain® Infusion System and the Mistique® Infusion Catheter. These catheters are used to treat thrombus (blood clot) formation in the peripheral vessels of the body, including native dialysis fistula and synthetic grafts. A new low-profile aspiration catheter, the ASAP LP™ has been added to the ASAP® line of Aspiration Catheters, giving clinicians two options for the safe and efficient removal of fresh, soft emboli and thrombi from the vessels of the arterial system.

Multipurpose Microcatheters. We offer specialty catheters designed for intravascular use, including peripheral and coronary vasculature. Once the subselective region has been accessed, a microcatheter can be used for the controlled and selective infusion of diagnostic, embolic microspheres or particles, or therapeutic agents into vessels. The Merit Maestro® microcatheter has a swan neck design to seat catheters in the vessel and to reduce the recoiling effect of the embolic agent as it is introduced. The EmboCath® Plus infusion microcatheter was part of the BioSphere acquisition.

Embolic Particles and Products. We offer embolic microspheres and particles and embolic delivery systems. These products include:

Embosphere® Microspheres and EmboGold® Microspheres, which are marketed for symptomatic uterine fibroids, hypervascularized tumors, and arteriovenous malformations in the United States, the European Union, and several other markets outside the United States;

HepaSphere™ Microspheres, which are marketed in the European Union, Brazil, and Russia and other emerging markets for drug delivery in the treatment of primary and metastatic liver cancer. We received regulatory approval in the European Union in 2013 to sell HepaSphere Microspheres in a smaller size (30-60 µm), giving physicians the ability to achieve more distal occlusions when embolizing hypervascular tumors and arteriovenous malformations; and

QuadraSphere® Micropsheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States.

Bearing nsPVA™ Particles, introduced in 2013 and also marketed for symptomatic uterine fibroids, hypervascularized tumors, and arteriovenous malformations in the United States, the European Union, and several other markets outside the United States.

Vascular Retrieval Devices. Our snares or vascular retrieval devices are single-use products designed for foreign body manipulation and retrieval and can be used to retrieve inferior vena cava filters, reposition indwelling venous catheters, strip fibrin sheath formation, and assist in central venal access venipuncture. We offer the ONE Snare®, a single loop device, and the EN Snare® Endovascular Snare System, which has three interlaced loops. Both are offered in multiple sizes to accommodate a broad range of vessels throughout the body.

Angiography and Angioplasty Accessories. We offer the Ostial PRO® Stent Positioning System, a medical-grade disposable guide wire system designed to provide consistent and precise stent implantation in aorto-ostial lesions during coronary or peripheral interventional procedures. The Ostial PRO can be used to introduce and position stents and other interventional devices within the coronary and peripheral vasculature and function as an alignment tool. Additional angiographic accessories include the Flow Control Switch™, an integrated, one-handed, single-channel switch designed with clinician and patient safety in mind. Since the introduction of the CCS™ Coronary Control Syringe line in 1988, we have continued to develop innovative, problem-solving devices, accessories, kits and procedure trays for use during minimally invasive diagnosis and treatment of coronary artery and peripheral disease. We now offer a broad range of specialty syringes, including color-coded Medallion® Syringes and the proprietary VacLok® Vacuum Pressure Syringe. The most recent line extensions to our syringe product family are frosted and sword-handled Medallion® syringes. Additionally, we offer an extensive line of kits containing fluid management products such as syringes, manifolds, stopcocks, tubing, and disposable pressure transducers (Meritrans®) for measurement of pressures within the vessels and chambers of the heart. The TRAM® and TRAM-P™ Manifolds with Integral Transducers combine a low torque manifold with the transducer. We also provide devices, kits and procedure trays to effectively and safely manage fluids, contrast media and waste during angiography and interventional procedures. The Miser® Contrast Management System complements our comprehensive line of fluid management products used in angiography procedures.

Hemodialysis and Peritoneal Dialysis.We offer peritoneal dialysis catheters and accessories as part of our dialysis and interventional nephrology product line, including the Flex-Neck® and ExxTended™ Peritoneal Dialysis Catheters and Y-TEC® Implantation Kits. The Centros® and CentrosFLO® Long-Term Hemodialysis Catheters anchor our chronic dialysis line. The ProGuide™ is considered a “workhorse” catheter for chronic dialysis and provides a platform for the development of additional Merit products in the dialysis and interventional nephrology market. For example, the new Prelude® Short Sheath provides vascular access to dialysis grafts, along with our extensive line of micro access devices such as the MAK™ and S-MAK™ line of mini access kits. We also offer a wide range of guide wires, diagnostic catheters, therapeutic infusion systems and safety products that can be used during dialysis-related procedures. The OuTake® Catheter Extractor is used to remove tunneled chronic dialysis catheters from dialysis patients. A curved introducer needle aids clinicians who choose to place a tunneled dialysis catheter over a wire with a single stick. The Slip-Not® Suture Retention Device provides a unique and effective method for securing a purse-string suture that controls bleeding after an arteriovenous (“AV”) fistula intervention. In addition, we offer the Impress® 30 cm Fistula Catheters, which can be used by interventional nephrologists. Our dialysis and interventional nephrology products are designed to provide comprehensive coverage for completing AV fistula interventions.

Electrophysiology ("EP") Products. With our acquisition of Thomas Medical Products, Inc. ("Thomas Medical") in 2012, we now offer innovative solutions to address lead implantation and therapeutic delivery in the rapidly-expanding cardiac rhythm management and electrophysiology fields.

Cardiac rhythm management is the field of cardiovascular disease therapy that relates to the detection and treatment of abnormally fast (tachycardia) and abnormally slow (bradycardia) heart rhythms, or electrical patterns in the heart, and heart failure. We offer products that improve lead delivery and vessel access. The ClassicSheath™ Splittable Hemostatic Introducer System allows for insertion of cardiac pacer leads for pacemakers and implantable cardioverter defibrillators. Its robust valve design reduces the risk of air embolism and backbleed. We also offer the Worley™ Advanced LV Delivery System to aid in the insertion and implantation of left ventricular leads, which are wire electrodes inserted into the coronary sinus to the left lateral wall of the heart to pace the left side of the heart for heart failure patients. The Worley™ Advanced LV Delivery System has been shown to reduce lead failure, improve target lead location and reduce procedure times.

Cardiac electrophysiology is the study of diagnosing and treating the electrical activities of the heart. Common procedures include diagnostic EP studies and therapeutic ablation procedures designed to deter arrhythmia. We offer the HeartSpan® Transseptal Needle, which is designed with a larger ergonomic handle, unique unibody needle design and optimal needle sharpness; the Heartspan® Transeptal Sheath, which features an improved hemostasis valve for reduced blood loss and air embolism, smooth sheath to dilator transition for easier transeptal crossing, and reinforced stainless steel tubing for excellent torque response; and the Heartspan® Resiliance Dilator, which is designed to minimize the risk of the needle cutting out small pieces of plastic inside the dilator.

Endoscopy Products for Gastroenterology, Pulmonology, and Thoracic Surgery

Airway Stents. Through our Merit Endotek division, we sell a variety of non-vascular stents. Our AERO® and AERO DV® Fully Covered Tracheobronchial Stents are used by interventional pulmonologists and thoracic surgeons. These products offer our customers patented, fully covered, self-expanding metal stents used to improve patency of patient airways-both tracheal and bronchial-and to offer palliation to patients suffering from strictures caused by cancer.

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

Oropharyngeal Airway, Bite Block and Oxygen Administration Device. The TIO™ Three-in-One is a combination product that incorporates the benefits of an oropharyngeal airway, bite block and oxygen administration device into one convenient, easy to use device, enhancing procedure efficiency.

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

Coated Wires and Tubes. We provide coating services for medical tubes and wires under the Merit Medical OEM brand. We offer coated tubes and wires to customers on a spool or as further manufactured components like hypotubes, guide wire components, coated mandrels/stylets and coated needles. Our coating operation facility is located in Venlo, The Netherlands, where PFOA-free PTFE and Hydrophilic coatings are applied to bulk lengths of bare wire and tubing, prior to cutting, using a proprietary spool-to-spool coating method. Our coating technology, developed more than 20 years ago, results in consistently coated medical tubes and wires with tight tolerances. In the summer of 2013, we opened a state-of-the-art hypotube manufacturing Center of Excellence in Galway, Ireland, including advanced laser cutting and ablation, passivation, cleaning and other hypotube manufacturing processes. The Merit HypotubeTM is used as the catheter shaft in PTCA and PTA balloon catheters, as well as functional guide wires.

Pressure Sensors. Our sensor division manufactures and sells microelectromechanical systems (“MEMS”) pressure sensor components focusing on piezoresistive pressure sensors in various forms, including bare silicon die, die mounted on ceramic substrates, and custom assemblies for specific customers.

MARKETING AND SALES

Target Market/Industry. Our principal target markets include diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, vascular surgery, interventional nephrology, and thoracic surgery.

According to U.S. government statistics, cardiovascular disease continues to be a leading cause of death and a significant health problem in the United States. Treatment options range from dietary changes to surgery, depending on the nature of the specific disease or disorder. Endovascular techniques, including angioplasty, stenting, and endoluminal stent grafts, continue to represent important therapeutic options for the treatment of vascular disease. We derive a large percentage of our revenues from sales of products used during percutaneous diagnostic and interventional procedures such as angiography, angioplasty, and stent placement, and we intend to pursue additional sales growth by building on our existing market position in both catheter technology and accessory products.

In addition to products used in the treatment of coronary and peripheral vascular disease, we continue our efforts to develop and distribute other devices used in the major markets we serve. For example, we have developed and are distributing products used for percutaneous drainage. Prior to the widespread use of CT or ultrasound imaging, surgery was necessary to drain internal fluid from body cavities and organs. Currently, percutaneous drainage is frequently prescribed as the treatment of choice for many types of fluid collections. Our family of drainage catheters and associated devices are used by physicians in interventional radiology, vascular surgery and cardiology catheter lab procedures for the percutaneous drainage collection of simple serous fluid to viscous fluid (blood, or infected secretions) within the body.

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

We believe the development of our Endotek division and the move into the areas of interventional gastroenterology, pulmonology and thoracic surgery will open up new opportunities to sell existing Merit products, such as inflation devices, syringes, centesis catheters and procedure kits to those markets, but will also provide additional offerings built upon our non-vascular stent and guide wire technology.

In general, our target markets are characterized by rapid change resulting from technological advances and scientific discoveries. We plan to continue to develop and launch innovative products to support clinical trends and to address the increasing demands of these markets.

Marketing Strategy. Our marketing strategy is focused on identifying and introducing a regular flow of highly profitable differentiated products that meet customer needs. In order to stay abreast of customer needs, we seek suggestions from health care professionals working in multiple fields of medicine, including cardiology, radiology, gastroenterology, pulmonology and thoracic surgery. Suggestions for new products and product improvements may also come from engineers, sales people, physicians and technicians who perform clinical procedures.

When we determine that a product suggestion demonstrates a sustainable competitive advantage, meets customer needs, fits strategically and technologically with our business and has a good potential financial return, we generally assemble a “project team” comprised of individuals from our sales, marketing, engineering, manufacturing, legal, and quality assurance departments. This team works to identify the customer requirements, integrate the design, compile necessary documentation and testing, and prepare the product for market introduction. We believe that one of our marketing strengths is our capacity to rapidly conceive, design, develop and introduce new products.

U.S. and International Sales. Sales of our products in the U.S. accounted for 63%, 63% and 65% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively. In the U.S. we have a dedicated corporate sales organization primarily focused on selling to end user hospitals and clinics, major buying groups and integrated healthcare networks.

We have direct sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, Africa, the Middle East, Asia, South and Central America, Oceania and Canada. In 2013, our international sales grew approximately 13% over our 2012 international sales, and accounted for approximately $165.8 million, or 37% of our total sales. Our Merit Endotek division has a small, but growing, presence in international markets. With the recent and planned additions to our product lines, we believe that our international sales will continue to increase.

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

OEM Sales. Our global OEM division sells components and finished devices, including molded components, sub-assembled goods, custom kits and bulk non-sterile goods, to medical device manufacturers. These products may be combined with other components and/or products from other companies and sold under a Merit or third-party label. Products sold by the OEM division can be customized and enhanced to customer specifications, including packaging, labeling and a variety of physical modifications. The OEM division serves customers with a staff of regional sales representatives based in the U.S., Europe and Asia and a dedicated OEM Engineering and Customer Service Group.

CUSTOMERS

We provide products to hospitals and clinic-based cardiologists, radiologists, neurologists, nephrologists, vascular surgeons, interventional gastroenterologists and pulmonologists, thoracic surgeons, physiatrists (pain management physicians), technicians and nurses. Hospitals and acute care facilities in the United States purchase our products through our direct sales force, distributors, OEM partners, and custom procedure tray manufacturers who assemble and combine our products in custom kits and packs. Outside the United States, hospitals and acute care facilities purchase our products through our direct sales force, or, in the absence of a sales force, through independent distributors or OEM partners.

In 2013, our U.S. sales force made approximately 43% of our sales directly to U.S. hospitals (including three percent of our total sales for our Merit Endotek division) and approximately eight percent of our sales through other channels such as U.S. custom procedure tray manufacturers and distributors. We also sell products to other medical device companies through our U.S. OEM sales force, which accounted for approximately 15% of our 2013 sales. Approximately 37% of our 2013 sales were made to international markets by our direct European sales force, international distributors, and our OEM sales force (includes three percent of our total sales for OEM international). Sales to our largest customer accounted for approximately three percent of total sales during the year ended December 31, 2013.

RESEARCH AND DEVELOPMENT

Our commitment to innovation is demonstrated through the delivery of several new products by our research and development team. In 2013, we launched the BASIXTouch™ Inflation Syringe. This device is designed to improve the ability of physicians to inflate and deflate angioplasty products, which includes higher-volume and higher-pressure balloons, improved inflation times, one-handed prep, and an ergonomic handle.

The ASAP LP™ Aspiration Catheter is a new smaller size aspiration catheter which facilitates the extraction of clots from within coronary arteries. The addition of the ASAP LP Aspiration Catheter broadens our aspiration catheter line by giving physicians the choice for treating small or large vessels. These products offer time saving convenience during interventional cardiology procedures.

The ConcierGE® Guiding Catheter is another interventional cardiology product we released, which facilitates access to coronary arteries. We now offer a catheter with improved torque control and kink resistance. This product gives the physician the confidence to advance balloons and stents to meet the clinical need.

Our Bearing nsPVA™ Embolization Particles rounds out our top releases. These are irregularly shaped, hydrophilic, nonresorbable particles produced from polyvinyl alcohol. These embolization particles are intended to provide vascular occlusion or reduction of blood flow within target vessels upon selective placement through a variety of catheters.

Our research and development expenses were approximately $33.9 million, $27.8 million, and $21.9 million in 2013, 2012 and 2011, respectively. We frequently develop new product ideas or implement product improvements through the collaborative efforts of skilled physicians with whom we have long-term relationships, our Chief Executive Officer, our Vice President of Research and Development and our research and development, sales and marketing teams. Currently, we have research and development facilities in Galway, Ireland; South Jordan, Utah; Angleton and Dallas, Texas; Malvern, Pennsylvania; Jackson Township, New Jersey; Paris, France; and Venlo, The Netherlands.

MANUFACTURING

We manufacture many of our products utilizing our proprietary technology and our expertise in plastic injection and insert molding. We generally contract with third parties for the tooling of our molds, but we design and own most of our molds. We utilize our experience in injection and insert molding technologies in the manufacture of most of the custom components used in our products. We have received International Standards Organization (“ISO”) 13485:2003 certification for our facilities in Utah, Texas, Virginia, Pennsylvania, Ireland and France. We have also received ISO 9001:2008 certification for our Merit Sensor Systems, Inc. (“Merit Sensors”) facility in South Jordan, Utah.

We either assemble the electronic monitors and sensors used in our IntelliSystem and Monarch inflation devices from standard electronic components or purchase them from third-party suppliers. Merit Sensors, one of our wholly-owned subsidiaries, develops and markets silicon pressure sensors. Merit Sensors presently supplies all of the sensors we utilize in our digital inflation devices.

We currently produce and package all of our microspheres. Manufacturing of our microsphere products includes the synthesis and processing of raw materials and third-party manufactured compounds.

Our products are manufactured at several factories, including facilities located in South Jordan and West Jordan, Utah; Malvern, Pennsylvania; Galway, Ireland; Venlo, The Netherlands; Paris, France; Angleton, Texas; and Chester, Virginia. See Item 2. “Properties.” We have also contracted with a third-party manufacturer to produce some of our products at a contract manufacturing facility in Mexico.

We have distribution centers located in South Jordan, Utah; Chester, Virginia; Malvern, Pennsylvania; Beijing and Hong Kong, China; and Maastricht, The Netherlands.

We believe that our variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long-term relationships with such suppliers, promote stability in our manufacturing processes. Historically, we have not been materially affected by interruptions with such suppliers; however, there can be no assurance that we will not experience supply disruptions in the future. We seek to develop relationships with potential back-up suppliers for materials and components in the event of supply interruptions.

COMPETITION

We compete in several global markets, including diagnostic and interventional cardiology, interventional radiology, vascular surgery, interventional nephrology, thoracic surgery, interventional gastroenterology and pulmonology.

In the interventional cardiology and radiology markets, as well as the gastroenterology and pulmonology markets, we compete with large international, multi-divisional medical supply companies such as Cordis Corporation (Johnson & Johnson), Boston Scientific Corporation, Medtronic, St. Jude Medical, C.R. Bard, Abbott Laboratories, Teleflex, Cook Incorporated, and Terumo Corporation. Medium-size companies we compete with include AngioDynamics, Vascular Solutions, B. Braun, Olympus, Edwards Lifesciences, and ICU Medical.

Our primary competitive embolotherapy product has been Embosphere Microspheres. Currently, the primary products with which our microspheres compete are spherical PVA, sold by Boston Scientific Corporation, BTG and Terumo Corporation; Embozene, sold by CeloNova Biosciences, Inc.; gel foam, sold by Pfizer Inc.; and non-spherical (particle) PVA, sold by Boston Scientific and Cook Incorporated. Our principal competitors in uterine fibroid embolization (“UFE”) are BTG, Boston Scientific, Cook, Cordis Corporation, Pfizer CeloNova BioSciences, and Terumo, as well as companies selling or developing non-embolotherapy solutions for UFE.

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

Based on available industry data, with respect to the number of procedures performed, we believe we are the leading provider of digital inflation technology in the world. In addition, we believe we are one of the market leaders in the United States for inflation devices, hemostasis devices and torque devices. We believe we are a market leader in the United States for control syringes, waste-disposal systems, tubing and manifold kits. We anticipate the recent and planned additions to our product lines will enable us to compete even more effectively in both the U.S. and international markets. There is no assurance that we will be able to maintain our existing competitive advantages or compete successfully in the future.

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

PROPRIETARY RIGHTS AND PATENT LITIGATION

We have a number of U.S. and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 20 years from the date of filing of the patent. As of December 31, 2013, we owned more than 500 U.S. and international patents and patent applications. We also operate under licenses from owners of certain other patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks.

Merit and the Merit logo are trademarks in the U.S. and other countries. In addition to Merit and the Merit logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies, and services from those of our competitors in the U.S. and foreign countries. See “Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. We have received over 300 U.S. and foreign trademark registrations, and other U.S. and foreign trademark applications are currently pending.

Some of our products and product documentation are protected under U.S. and international copyright laws related to the protection of intellectual property and proprietary information. We have registered copyrights relating to certain software used in our electronic inflation devices.

On September 20, 2013, a third party filed suit for patent infringement against us in the United States District Court, District of Delaware, alleging that we infringe certain patents. The patents generally relate to aspiration catheters. The suit is in its early stages and we are still evaluating the complaint and our defenses.

REGULATION

U.S. Regulation. The FDA and other federal, state and local authorities regulate our products and product-related activities. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated under that act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We believe that our products and procedures are in material compliance with all applicable FDA regulations, but the regulations are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In addition, if the FDA believes that we are not in compliance with the FDCA, it can institute proceedings to detain or seize products, require a recall, enjoin future violations, and/or seek civil and/or criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be negatively affected.

FDA Premarket Review. In general, we cannot introduce a new medical device into the market until we obtain market clearance through a 510(k) premarket notification or approval through a premarket approval (“PMA”) application. Some devices, typically lower-risk devices, are subject to specific exemptions from premarket review. In addition, in limited cases devices may come to the market through alternative procedures, such as a humanitarian device exemption (“HDE”), which applies only to devices that are intended to treat or diagnose diseases or conditions affecting fewer than 4,000 people in the United States each year.

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

PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the subject device. Such evidence typically includes the results of human clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the manufacturing process and controls for the device. As part of the PMA application review, the FDA will inspect the manufacturer's facilities for compliance with the FDA's Quality System Regulations (“QSR”). If the FDA approves the PMA, it may place restrictions on the device. If the FDA's evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. The PMA application process can be expensive and generally takes several years to complete. There is also a substantial “user fee” that must be paid to FDA in connection with the submission of each PMA application. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval. PMA supplements often must be approved by FDA before the modification to the device, the labeling, or the manufacturing process may be implemented.

If human clinical trials of a medical device are required for FDA clearance or approval and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (“IDE”) application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (“IRBs”), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain each patient's written informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

The FDA clearance and approval processes for medical devices are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any product on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

In November 2010, we received FDA approval of our IDE application to conduct a phase 3 clinical trial protocol to treat primary liver cancer with QuadraSphere Microspheres, combined with the chemotherapeutic agent doxorubicin, compared to conventional transarterial chemoembolization, or cTACE, with doxorubicin. Enrollment in the clinical trial has begun both in Europe and in the United States. Additionally, in October 2012 we received FDA approval of our IDE application to conduct a phase 3 clinical trial to compare the effectiveness and safety of prostate artery embolization compared to transurethral resection of the prostate for the treatment of benign prostatic hyperplasia. Our Embosphere Microspheres to be used in these trials have already received the CE mark for the indication of prostate artery embolization in the EU. Our inability to complete either of these trials, or our receipt of unfavorable or inconsistent data from either trial may adversely affect our ability to obtain approval for these new indications

Changes in Cleared or Approved Devices. We must obtain new FDA 510(k) clearance or supplemental premarket approval when there is a major change or modification in the intended use or indications for use of a legally marketed device or a change or modification of the device, including certain manufacturing changes, product enhancements and product line extensions of a legally marketed device, as required by FDA regulations. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified devices.

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

Medical Device Reporting. Medical Device Reporting (“MDR”) regulations require us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to a death or serious injury, or when one of our devices has malfunctioned, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction were to recur.

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

Federal Trade Commission. Our product promotion is also subject to regulation by the Federal Trade Commission (the “FTC”), which has primary oversight of the advertising of unrestricted devices. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, as well as unfair or deceptive practices such as the dissemination of any false advertisement pertaining to medical devices. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, rescission of contracts and such other relief as the FTC may deem necessary.

Import Requirements. To import a medical device into the United States, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (“CBP”). All devices are subject to FDA examination before release from the CBP. Any article that appears to be in violation of the FDCA may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and assess liquidated damages for up to three times the value of the lot.

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

Foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate to Foreign Government. To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with the Quality Systems Regulation at the time of the last FDA inspection.

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

Failure to materially comply with applicable EEA or other foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, the European Commission is currently revising the legal framework for medical devices in the EEA. Approval of the new regulations is anticipated in 2014. If the current EEA and other foreign regulations regarding the manufacture and sale of medical devices change, the new regulations may impose additional obligations on medical device manufactures or otherwise have a material adverse effect on our business.

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

Patient Protection and Affordable Care Act. In March 2010, the U.S. Congress enacted legislation known as the Patient Protection and Affordable Care Act (“PPACA”), which we anticipate will substantially change the way healthcare in the United States is financed by both governmental and private insurers and will significantly affect the medical device industry. This new law contains a number of provisions, including provisions governing enrollment in federal healthcare programs, reimbursement changes, the increased funding of comparative effectiveness research for use in healthcare decision-making, and enhancements to fraud and abuse requirements and enforcement, that we believe will affect existing government healthcare programs and result in the development of new programs. The law imposes on medical device manufacturers a 2.3% excise tax on U.S. sales of certain medical devices, which has adversely affected our gross profit and earnings for our marketed products, and is expected to adversely affect our gross profit and earnings in the future.

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

Environmental Regulations. We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as public and worker health and safety. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the release or discharge of hazardous or other regulated materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the acts were performed. To date, we have not been required to expend material amounts in connection with our efforts to comply with environmental requirements and currently do not believe that compliance with such requirements will have a material adverse effect on our business, operations or financial condition. Failure to comply with applicable environmental and related laws could have a material adverse effect on our business. Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Environmental, health and safety legislation and regulations change frequently. Changes in those regulations could have a material adverse effect on our business, operations or financial condition.

EMPLOYEES

As of December 31, 2013, we employed 2,888 people.

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

We make available, free of charge, on our Internet website, located at www.merit.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, we provide electronic or paper copies of such filings free of charge upon request.

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

We may be unable to protect our proprietary technology or our technology may infringe on the proprietary rights of others.

We have obtained U.S. and foreign patents and filed applications for additional U.S. and foreign patents; however, there can be no assurance that any patents we hold, or for which we have applied, will provide us with any significant competitive advantages, that third parties will not challenge our patents, or that patents owned by others will not have an adverse effect on our ability to conduct business. We could incur substantial costs in preventing patent infringement, in curbing the unauthorized use of our proprietary technology by others, or in defending against similar claims of others. Since we rely on trade secrets and proprietary know-how to maintain our competitive position, there can be no assurance that others may not independently develop similar or superior technologies.

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

Our ability to remain competitive is dependent, in part, upon our ability to prevent other companies from using our proprietary technology incorporated into our products. We seek to protect our technology through a combination of patents, trademarks, and trade secrets, as well as licenses, proprietary know-how and confidentiality agreements. We may be unable, however, to prevent others from using our proprietary information, or may be unable to continue to use such information for our own purposes, for numerous reasons, including the following, any of which could have an adverse effect on our business, operations, or financial condition:

•	Our issued patents may not be sufficiently broad to prevent others from copying our proprietary technology.

•	Our issued patents may be challenged by third parties and deemed to be overbroad or unenforceable.

•	Our products may infringe on the patents or other intellectual property rights of other parties, requiring us to alter or discontinue our manufacture or sale of such products.

•	Costs associated with seeking enforcement of our patents against infringement or defending our activities against allegations of infringement, may be significant.

•	Our pending patent applications may not be granted for various reasons, including over breadth or conflict with an existing patent.

•	Other persons or entities may independently develop, or have developed, similar or superior technologies.

•	All of our patents will eventually expire and some of our patents, including patents protecting significant elements of our technology, will expire within the next several years.

Our products may be subject to product liability claims.

Our products are used in connection with invasive procedures and in other medical contexts that entail an inherent risk of product liability claims. If medical personnel or their patients suffer injury in connection with the use of our products, whether as a result of a failure of our products to function as designed, an inappropriate design, inadequate disclosure of product-related risks or information, improper use, or for any other reason, we could be subject to lawsuits seeking significant compensatory and punitive damages. We have previously faced claims by patients claiming injuries from our products. To date, these claims have not resulted in a material negative impact on our operations or financial condition; however, patients or customers may bring claims in a number of circumstances, including if our products were misused, if our products' manufacture or design was flawed, if our products produced unsatisfactory results, or if the instructions for use and other disclosure of product-related risks for our products were found to be inadequate. The outcome of this type of personal injury litigation is difficult to assess or quantify. We maintain product liability insurance; however, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. Moreover, any product liability claim brought against us could result in significant costs, could increase our product liability insurance rates, or could prevent us from securing insurance coverage in the future. As a result, any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

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

We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity, payment of dividends and certain distributions, and entry into related party transactions.

Our breach of any covenant in the Credit Agreement, not otherwise cured, waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations. Any default under the Credit Agreement could adversely affect our ability to service our debt and to fund our planned capital expenditures and ongoing operations.

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

Recent healthcare reform legislation has negatively affected our financial results and may have a material adverse effect on our business, operations or financial condition.

The PPACA was enacted into law in March 2010. Effective January 1, 2014, most of the core pieces of the PPACA went into effect. Certain other provisions of the legislation are not scheduled to become effective for a number of years. There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The law imposes on medical device manufacturers a 2.3% excise tax on U.S. sales of certain medical devices. During the year ended December 31, 2013 we incurred $4.3 million related to this tax, which reduced our gross profit by 1%. In addition, the costs of compliance with the PPACA’s new reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers may have a material, negative impact on our results of operations and our cash flows. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations. As we cannot ultimately predict what will happen as the PPACA provisions begin to take effect, any changes to healthcare reform that lower reimbursement amounts for our products could adversely affect our revenues and results of operation and financial condition.

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

We are currently conducting a clinical trial in an effort to obtain approval from the FDA to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as the treatment of liver cancer in the United States. We are also currently conducting a clinical trial to obtain FDA approval to claim the use of our Embosphere Microspheres for the indication of prostate artery embolization. European Union regulations do not currently require such an application for these classes of medical device. In order for us to obtain FDA approval or clearance to promote the use of QuadraSphere Microspheres and the Embosphere Microspheres for the purposes indicated in our clinical trials, we will need to complete those trials and submit positive clinical data to the FDA. If we cannot enroll study subjects in sufficient numbers to complete the necessary studies, if there is a disruption in the supply of materials for the trials or if any other factors preclude us from completing the trials in a timely manner we will likely not be able to complete those trials. Even if we complete either or both clinical trials, the FDA may require us to undertake additional testing, or the trial results may not be sufficient to obtain FDA approval for other reasons. If we do not obtain FDA approval of the product use claimed in a clinical trial, we will not be able to promote the subject product for the indicated treatment of the specific disease or condition in the United States.

Potential reforms to the FDA’s 510(k) process could adversely affect our business, operations, or financial condition.

In August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) premarket notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, including revising existing guidance or developing guidance to clarify various aspects of the 510(k) process and to streamline the review process for innovative, lower risk products (the “de novo” process); improving training for the Center for Devices and Radiological Health (“CDRH”) staff and industry; increasing reliance on external experts; and addressing and improving internal processes. The FDA has already begun implementing many of these reforms, and may implement other reforms in the future, which could have the effect of making it more difficult and expensive for us to obtain 510(k) clearance.

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

Many of our products have components that are manufactured using resins, plastics and other petroleum-based materials. Our ability to operate profitably is dependent, in large part, on the availability and pricing of these materials. The availability of these products is affected by a variety of factors beyond our control, including political uncertainty in the Middle East, and there is no assurance that crude oil supplies will not be interrupted in the future. Any such interruption could have an adverse effect on our ability to produce, or on the cost to produce, our products. Also, crude oil prices generally fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, competition, import duties, tariffs, currency exchange rates and political uncertainty in the Middle East. Our suppliers may pass some of their cost increases on to us, and if such increased costs are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs generally increase based on the effect of higher crude oil prices, and these increased transportation costs may be passed on to us. Our ability to recover such increased costs may depend upon our ability to raise prices on our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payors, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability, and results of operations, financial condition and cash flows could be materially and adversely affected.

Economic and industry conditions constantly change, and negative economic conditions in the United States and other countries could materially and adversely affect our business and results of operations.

Our business and our results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession and inflation, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business or results of operations. We may also experience higher bad-debt rates and slower receivable collection rates in our dealings with our customers. In addition, disruptions in the credit markets have previously resulted, and could again result, in volatility, decreased liquidity, widening of credit spreads, and reduced availability of financing. There can be no assurance that future financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms may have an adverse impact on us and on our ability to implement our business plan.

Termination or interruption of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.

We rely on raw materials, component parts, finished products and services supplied by third parties in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. In addition, some of our products are manufactured or assembled by third parties. If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our end customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business, operations or financial condition.

We are currently engaged in litigation regarding the termination of our rights under a Purchasing Agreement we executed with Specialized Health Products, Inc., a medical device manufacturer which was subsequently acquired by Bard Access Systems, Inc. If we are unsuccessful in that litigation, our ability to market products which are the subject of that Purchasing Agreement would be terminated. If we are unable to sell those products, and incorporate them into other products and kits that we sell, our operating and financial results may be negatively affected. We may also incur significant expenses in the course of conducting the litigation.

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

We have recently completed a series of significant acquisitions, including our acquisition of BioSphere and Thomas Medical. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own. We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating various acquisition transactions, and we may inherit significant liabilities in connection with prospective acquisitions. In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition. If we do not adequately identify targets for, or manage issues related to, our future acquisitions, such acquisitions may have an adverse effect on our business, operations or financial condition.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

As our operations have grown outside the United States, we have also become subject to market risk relating to foreign currency. Those fluctuations could have a negative impact on our margins and financial results. For example, during 2013, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in an increase in our gross revenues of approximately $859,000.

For the year ended December 31, 2013, approximately $79.4 million, or 18%, of our sales, were denominated in foreign currencies. If the rate of exchange between foreign currencies decline against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those respective foreign currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

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

A significant portion of our revenues is derived from a few products, procedures and/or customers.

A significant portion of our revenues is attributable to sales of our inflation devices. During the year ended December 31, 2013, sales of our inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 15% of our total revenues. Any material decline in market demand, or change in OEM supplier preference, for our inflation devices could have an adverse effect on our business, operations or financial condition.

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

Our operations in Angleton, Texas have been suspended due to hurricanes in recent years. In September 2008, we shut down our operations in Angleton in anticipation of Hurricane Ike. While we incurred minimal damage to our facility, we experienced greater financial damage as a result of the production disruption. Although our insurance proceeds covered some of the losses associated with the event, future natural disasters could increase the cost of insurance. We cannot be certain that any losses from business interruption or property damage, along with potential increases in insurance costs, will not have a material adverse effect on our results of operations or financial condition.

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

International economic conditions could adversely affect our business and results of operations.

Over the last several years we have expanded our business globally, and have become increasingly subject to the risks arising from adverse changes in global economic conditions. Recent currency devaluations in South America and India have affected our sales growth in these regions. There can be no assurance that there will not be further deterioration in global or regional economies. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase or pay for our products. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our results of operation or financial condition.

Our failure to comply with applicable environmental laws and regulations could affect our business, operations or financial condition.

We manufacture and assemble certain products that require the use of hazardous materials that are subject to various national, federal, state and local laws and regulations governing the protection of the environment, health and safety. While the cost of compliance with such laws and regulations has not had a material adverse effect on our results of operations historically, compliance with future regulations may require additional capital investments. Additionally, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to certain risks of future liabilities, lawsuits and claims resulting from any substances we manufacture, dispose of or release. Any accidental release may have an adverse effect on our business, operations or financial condition. We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations, capital expenditures, results of operations or competitive position. Compliance with more stringent laws or regulations or adverse changes in the interpretation of existing laws or regulations by government agencies could have a material adverse effect on our business, operations or financial condition, and could require substantial expenditures.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Republic of Ireland. We also receive support for European operations from a European distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease office space in Washington D.C.; Jackson Township, New Jersey; Beijing, Hong Kong and Shanghai, China; Tokyo, Japan; Bangalore, India; and São Paulo, Brazil. Our principal manufacturing facilities are located in South Jordan and West Jordan, Utah; Pearland, Texas; Chester, Virginia; Malvern, Pennsylvania; Galway, Republic of Ireland; Paris, France; and Venlo, The Netherlands. Our research and development activities are conducted principally at facilities located in South Jordan, Utah; Malvern, Pennsylvania; Angleton, Texas; Paris, France; and Galway, Republic of Ireland. The following is an approximate summary of our facilities as of December 31, 2013 (in square feet):

	Owned	Leased	Total
U.S.	619,525	429,190	1,048,715
International	201,033	56,205	257,238
	820,558	485,395	1,305,953

In early 2013, we completed construction of a production, warehouse and administration office building, which totals approximately 253,000 square feet, at our world headquarters in South Jordan, Utah.

In late 2013, we substantially completed construction of a production, clean room, warehouse and administrative office building in Pearland, Texas, which totals approximately 94,000 square feet. In 2014, we plan to relocate our Angleton, Texas manufacturing facility to the new Pearland building, which is designed to provide better protection from natural disasters, modernized facilities and room for future expansion.

We believe our existing and proposed facilities will generally be adequate for our present and future anticipated levels of operations.

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

For the year ended December 31, 2013	High	Low
First Quarter	$14.35	$10.10
Second Quarter	$12.36	$9.15
Third Quarter	$14.30	$11.15
Fourth Quarter	$17.08	$12.12

For the year ended December 31, 2012	High	Low
First Quarter	$14.52	$11.51
Second Quarter	$13.85	$11.58
Third Quarter	$15.37	$12.20
Fourth Quarter	$15.24	$12.67

As of March 10, 2014, the number of shares of Common Stock outstanding was 42,862,172 held by approximately 140 shareholders of record, not including shareholders whose shares are held in securities position listings.

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

PERFORMANCE GRAPH

The following graph compares the performance of the Common Stock with the performance of the NASDAQ Stock Market (U.S. Companies) and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in Common Stock prices from December 31, 2008 to December 31, 2013.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ Stock Market (U.S.)
and NASDAQ Stocks (SIC 3840-3849)

300.00
250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
281.91
214.20
109.76
Dec-08
Jun-09
Dec-09
Jun-10
Dec-10
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Date
Merit Medical Systems, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Stocks(SIC 3840-3849 US Companies
Surgical, Medical, and Dental Instruments and Supplies)

	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Merit Medical Systems, Inc.	$100	$107	$88	$93	$97	$110
NASDAQ Stock Market (U.S. Companies)	100	144	170	171	202	282
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100	139	147	166	184	214

The stock performance graph assumes for comparison that the value of the Common Stock and of each index was $100 on December 31, 2008 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:	Performance graph data is complete through last fiscal year.
NOTE:	Performance graph with peer group uses peer group only performance (excludes only Merit).
NOTE:	Peer group indices use beginning of period market capitalization weighting.
NOTE:
Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2014. Used with permission. All rights reserved.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding our equity compensation plans as of December 31, 2013 (in thousands):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Plan category	(a)	(b)	(c)
Equity compensation Plans approved by security holders	3,008 (1),(3)	$12.14	1,392 (2),(3)

(1)    Consists of 3,008,420 shares of Common Stock subject to the options granted under the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan.

(2)    Consists of 288,776 shares available to be issued under the Merit Medical Systems, Inc. Qualified and Non-Qualified Employee Stock Purchase Plan and 1,102,750 shares available to be issued under the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan.

(3)    See Note 11 to our consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

Item 6.	Selected Financial Data (in thousands, except per share amounts).

	Years Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA:
Net Sales	$449,049	$394,288	$359,449	$296,755	$257,462
Cost of Sales	254,682	212,296	193,981	168,257	148,660
Gross Profit	194,367	181,992	165,468	128,498	108,802

Operating Expenses:
Selling, general, and administrative	128,642	122,106	104,502	87,615	64,787
Research and development	33,886	27,795	21,938	15,335	11,168
Intangible asset impairment charge	8,089	—	—	—	—
Contingent consideration benefit	(4,094)	—	—	—	—
Acquired in-process research and development	—	2,450	5,838	—	—
Goodwill impairment charge	—	—	—	8,344	—

Total operating expenses	166,523	152,351	132,278	111,294	75,955

Income From Operations	27,844	29,641	33,190	17,204	32,847

Other Income (Expense):
Interest income	255	226	129	34	178
Interest expense	(8,044)	(604)	(789)	(596)	(28)
Other income (expense)	(216)	(1,645)	345	146	97
Other income (expense)—net	(8,005)	(2,023)	(315)	(416)	247

Income Before Income Taxes	19,839	27,618	32,875	16,788	33,094

Income Tax Expense	3,269	7,908	9,831	4,328	10,564

Net Income	$16,570	$19,710	$23,044	$12,460	$22,530

Earnings Per Common Share:
Diluted	$0.39	$0.46	$0.58	$0.35	$0.63

Average Common Shares:
Diluted	42,884	42,610	39,733	35,976	35,758

BALANCE SHEET DATA:
Working capital	$100,321	$88,992	$89,857	$72,125	$57,706
Total assets	728,283	705,309	447,017	369,480	271,513
Line of credit	—	—	—	—	7,000
Long-term debt, less current portion	238,854	227,566	30,737	81,538	—
Stockholders’ equity	405,706	381,577	357,089	235,615	218,809

During the quarter ended September 30, 2013, we recorded an impairment charge of approximately $8.1 million related to certain intangible assets we acquired from Ostial, which was offset by approximately $3.8 million of fair value reductions to the related contingent consideration liability. We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets we acquired from Ostial in January 2012 to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from Ostial and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge.

During the quarter ended September 30, 2010, we determined that our goodwill related to our endoscopy reporting unit was impaired and we recorded an impairment charge of approximately $8.3 million, which was offset by approximately $3.2 million of a deferred tax asset. We determined that, based on estimated future cash flows for this reporting unit, discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities, the carrying value of this reporting unit was more than its estimated fair value. Some of the factors that influenced our estimated cash flows were slower sales growth in the products acquired from Alveolus, Inc. ("Alveolus") in March of 2009, uncertainty regarding acceptance of new products and continued operating losses for our endoscopy business segment. See Note 2 to our consolidated financial statements set forth in Item 8 of this report for information related to acquisitions, as these acquisitions impact the comparability of our annual results.

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

OVERVIEW

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, and includes the embolotherapeutic products we acquired through our acquisition of BioSphere. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the year ended December 31, 2013, we reported record sales of approximately $449.0 million, up approximately $54.8 million or 13.9%, over 2012 sales of approximately $394.3 million. Gross profits as a percentage of sales was 43.3% for the year ended December 31, 2013, compared to 46.2% for the year ended December 31, 2012.

During the year ended December 31, 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately $3.8 million. Under the terms of the Asset Purchase Agreement we executed with Ostial, we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of the intangible assets we acquired from Ostial, which resulted in an intangible asset write-down of approximately $8.1 million related to those assets. These adjustments reduced operating income for year ended December 31, 2013 by approximately $4.3 million, or approximately $2.7 million net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

Net income for the year ended December 31, 2013 was approximately $16.6 million, or $0.39 per share, as compared to $19.7 million, or $0.46 per share, for the year ended December 31, 2012.

Our endoscopy segment made significant progress and generated operating income of approximately $1.2 million for the year ended December 31, 2013, when compared to an operating loss of approximately $770,000 for the year ended December 31, 2012. This increase in operating income for the year ended December 31, 2013 over the prior year was largely driven by higher sales and lower operating expenses associated with the endoscopy segment.

During the year ended December 31, 2013, we completed the construction of two new buildings in the U.S. to expand our production, warehouse and administration offices. The new South Jordan, Utah building of 253,000 square feet was completed in February of 2013 and the new Pearland, Texas facility of 94,000 square was completed in December of 2013. We anticipate that the additional costs associated with the operation of our new Texas facility could increase our selling, general and administrative expenses and could decrease gross profits and earnings for 2014. We believe the total impact of such costs will be approximately $3.0 to $3.5 million. Some of the building costs will be expensed into selling, general and administrative costs as opposed to cost of sales, during a transition period of approximately six months, as we believe it will take this long to complete the movement and qualification of production equipment from the old facility into the new facility. We anticipate that our new U.S. facilities will allow us to expand our manufacturing operations for new and existing products and increase our research and development pilot lab capacity for new product development, given the growth we are experiencing in our international markets.

During the fourth quarter of 2013, we acquired from Datascope the Safeguard Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. During the fourth quarter of 2013, we also purchased from Radial Assist, the Rad Board, Rad Board Xtra, Rad Trac, and Rad Rest devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates easy placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. With the purchase of these products for radial procedures, along with our existing radial products and those under development, we plan to launch a complete line of radial approach products to a U.S. market which is growing rapidly and to an international market where, in some countries, this procedure accounts for more that 50% of percutaneous coronary interventions.

We intend to continue to invest in emerging international markets such as Brazil, Russia, India and China, in an effort to expand our market opportunities.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2013	2012	2011
Net sales	100%	100%	100%
Gross profit	43.3	46.2	46.0
Selling, general, and administrative expenses	28.6	31.0	29.1
Research and development expenses	7.5	7.0	6.1
Acquired in-process research and development	—	0.6	1.6
Intangible asset impairment charge	1.8	—	—
Contingent consideration benefit	(0.9)	—	—
Income from operations	6.2	7.5	9.2
Income before income taxes	4.4	7.0	9.1
Net income	3.7	5.0	6.4

Listed below are the sales by product category within each business segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	% Change	2013	% Change	2012	% Change	2011
Cardiovascular
Stand-alone devices	10%	$125,445	12%	$114,242	15%	$101,959
Custom kits and procedure trays	10%	103,700	3%	94,586	11%	91,532
Inflation devices	(4)%	66,182	2%	68,979	8%	67,353
Catheters	16%	75,131	17%	64,878	23%	55,357
Embolization devices	(1)%	33,395	8%	33,870	247%	31,229
CRM/EP	1,359%	28,271	—%	1,938	—%	—
Total	14%	432,124	9%	378,493	21%	347,430

Endoscopy
Endoscopy devices	7%	16,925	31%	15,795	33%	12,019

Total	14%	$449,049	10%	$394,288	21%	$359,449

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2013 were approximately $432.1 million, up 14.2%, when compared to the corresponding period for 2012 of approximately $378.5 million. Sales for the year ended December 31, 2013 were favorably affected by sales of our cardiac rhythm management ("CRM") and electrophysiology ("EP") products acquired from Thomas Medical of $26.3 million, an increase in sales of our stand-alone devices (particularly our Merit Laureate®

hydrophilic guide wires, newly-acquired Safeguard product and EN Snare endovascular snare) of approximately $11.2 million, or 9.8%; an increase in sales of catheter devices (particularly our peritoneal dialysis catheter acquired from MediGroup, micro catheter product line, Prelude sheath product line and Maestro microcatheter) of approximately $10.2 million, or 15.8%; and an increase in sales of custom kits and procedure trays of approximately $9.1 million, or 9.6%. Our cardiovascular sales for the year ended December 31, 2012 were approximately $378.5 million, up 8.9%, when compared to the corresponding period for 2011 of approximately $347.4 million. Cardiovascular sales for the year ended December 31, 2012 were favorably affected by an increase in sales of our stand-alone devices (particularly our hemostasis valves, guidewires and Scion Clo-SurPLUS P.A.D.) of approximately $12.3 million, or 12.0%; an increase in sales of catheter devices (particularly our Prelude sheath product line, micro catheter product line, aspiration catheter product line and diagnostic catheters) of approximately $9.5 million, or 17.2%; and an increase in custom kits and procedure trays of approximately $3.1 million, or 3.3%. Our cardiovascular sales for the year ended December 31, 2011 were approximately $347.4 million, up 20.8%, when compared to the corresponding period for 2010 of approximately $287.7 million. Cardiovascular sales for the year ended December 31, 2011 were favorably affected by an increase in sales of our embolization devices of approximately $22.2 million, or 246.9%, compared to $9.0 million for the three and one-half months in 2010, an increase in sales of our stand-alone devices (particularly our Merit Laureate Hydrophilic guide wire, hemostasis valves and manifolds) of approximately $13.4 million, or 15.1%; and increased sales of catheter devices (particularly our Prelude sheath product line, aspiration catheter product line and diagnostic catheter product line) of approximately $10.5 million, or 23.5%.

Our cardiovascular sales increased during 2013, 2012 and 2011, notwithstanding the fact that the markets for many of our products experienced slight pricing declines as our customers tried to reduce their costs. Substantially all of the increases in our revenues during the three years were attributable to increased unit sales. Sales by our European direct sales force are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations increased sales by 0.2% in 2013 compared to 2012, decreased sales by 0.7% in 2012 compared to 2011, and decreased sales by 0.5% in 2011 compared to 2010. New products and market share gains in our existing product lines were additional sources of revenue growth.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2013 were approximately $16.9 million, up 7.2%, when compared to sales in the corresponding period of 2012 of approximately $15.8 million. This increase was primarily the result of sales of our EndoMAXX Fully-Covered Esophageal stent. Our endoscopy sales for the year ended December 31, 2012 were approximately $15.8 million, up 31.4%, when compared to sales in the corresponding period of 2011 of approximately $12.0 million. This increase was primarily related to the increase sales related to our new EndoMAXX Fully-Covered Esophageal Stent. Our endoscopy sales for 2011 were approximately $12.0 million, compared to 2010 sales of approximately $9.0 million. This increase was due primarily to an increase in sales of approximately $2.4 million of our Aero® Tracheobronchial stent, in large part accelerated by a competitor's withdrawal from the airway stent market.

International Sales. International sales for the year ended December 31, 2013 were approximately $165.8 million, or 37% of total sales, up 13.3% from the same period in 2012; international sales for the year ended December 31, 2012 were approximately $146.3 million, or 37% of total sales, up 16.2% from the same period in 2011; and international sales for the year ended December 31, 2011 were approximately $125.9 million, or 35% of total sales, up 32.2% from the same period in 2010. The increase in our international sales during 2013 was primarily related to year-over-year sales increases in China of approximately $5.4 million, up 20%; Europe Direct of approximately $5.3 million, up 13% (would have been up 11% in constant currency); and Russia of approximately $2.4 million, up 54%. The increase in our international sales during 2012 was primarily related to year-over-year sales increases in China of approximately $5.9 million, up 29%; Europe Direct of approximately $2.7 million, up 7% (would have been up 16% in constant currency); United Arab Emirates ("UAE") of approximately $2.0 million, up 55%; Russia of approximately $1.8 million, up 67%; Japan of approximately $1.8 million, up 14%; and Brazil of approximately $1.7 million, up 50%. The increase in our international sales during 2011 was primarily related to year-over-year sales increases in Europe Direct of approximately $9.7 million, up 31%; China of approximately $8.1 million, up 66%; Europe, the Middle East, and Africa ("EMEA") distributor of approximately $5.6 million, up 46%; and Pacific Rim (excluding China) of approximately $4.8 million, up 21%. Our total European direct sales were approximately $46.2 million, $42.6 million, and $39.9 million in 2013, 2012, and 2011, respectively.

Gross Profit. Our gross profit as a percentage of sales was 43.3%, 46.2%, and 46.0% in 2013, 2012 and 2011, respectively. The decrease in gross profit in 2013 was primarily related to amortization of developed technology costs of 1.3% associated with the Thomas Medical and Datascope acquisitions, implementation of the Medical Device Excise Tax of 1.0% which was part of the Affordable Care Act, and higher standard costs of 0.9% resulting from lower production volumes at the beginning of 2013. Gross profit for 2012, compared to the corresponding period of 2011, remained relatively unchanged. The increase in gross profit in 2011 was attributable primarily to an increase in sales of higher-margin BioSphere products of approximately 1.9% of sales and higher prices and unit sales through our distribution system in China of approximately 0.6% of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased approximately $6.5 million, or 5.4%, in 2013 compared to 2012; approximately $17.6 million, or 17%, in 2012 compared to 2011; and approximately $16.9 million, or 19%, in 2011 compared to 2010. The decrease in selling, general and administrative as a percentage of sales of 28.6% for 2013, when compared to 2012 of 31.0%, was primarily related to the implementation of cost-cutting initiatives in expenses such as trade shows and conventions, 401(k) employer match and bonuses. The increase in selling, general and administrative expenses in 2012, compared to 2011, was primarily due to the hiring of additional domestic and international sales and marketing representatives, in an effort to expand our sales distribution and increase market share for new and existing products. In connection with the Thomas Medical acquisition, we incurred approximately $2.7 million, or 0.7% of total sales, in non-recurring severance costs and acquisition costs included in selling, general and administrative costs for 2012. The increase in selling, general and administrative expenses in 2011 was primarily related to the addition of sales and marketing employees, trade show expenses, commission payments and amortization of intangibles relating to the BioSphere acquisition and commencement of our Chinese distribution system. Selling, general and administrative expenses as a percentage of sales were 28.6% (28.0% if not for approximately $489,000 and approximately $2.4 million, respectively, of non-recurring transaction costs attributable to acquisitions and severance expenses), 31.0% (30.3 % without non-recurring Thomas Medical acquisition costs), and 29.1% in 2013, 2012 and 2011, respectively.

Research and Development Expenses. Research and development expenses increased by 21.9% to approximately $33.9 million in 2013, compared to approximately $27.8 million in 2012. The increase in research and development expenses for the year ended December 31, 2013 was primarily due to research and development costs associated with the acquisition of the products we acquired from Thomas Medical, headcount additions for research and development to support new product development, and personnel increases in Merit's regulatory department to support registrations in foreign countries to expand international product offerings. Research and development expenses increased by 26.7% to approximately $27.8 million in 2012, compared to approximately $21.9 million in 2011. The increase was primarily due to headcount additions for our research and development group to support new products and personnel increases in our regulatory department to support product registrations in foreign countries as we expanded our international sales distribution. Research and development expenses increased 43.1% to approximately $21.9 million in 2011, compared to approximately $15.3 million in 2010. The increase was primarily related to headcount additions to support various new product launches, regulatory costs for seeking product approvals from the FDA and international regulatory agencies, additional regulatory costs incurred for the start-up of our Hi-Quality clinical trial and the development of several new products for our endoscopy product line. Our research and development expenses as a percentage of sales were 7.5% for 2013, 7.0% for 2012, and 6.1% for 2011. We have a pipeline of new products and we believe that we have an effective level of capabilities and expertise to continue the flow of new internally-developed products into the future with average gross margins that are higher than our historical gross margins.

During 2012, we incurred in-process research and development charges of approximately $2.5 million related to the purchase of several new product technologies. These technologies included the purchase of four patents for the development of future products, primarily a new cross-support catheter and an exclusive license for certain nanotechnology. During 2011, we incurred in-process research and development charges of approximately $5.8 million related to the purchase of several new product technologies. These technologies included the acquisition of intellectual property for a vena cava filter for $1.0 million, flexible sheath technology for approximately $1.9 million, and support guide catheter technology for $2.0 million. In addition to these acquisitions, we abandoned the development of certain biomaterial technology and our covered biliary in-process research and development, resulting in charges of $500,000 and $400,000, respectively, during the year ended December 31, 2011.

Our operating profits by business segment for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Operating Income (Loss)
Cardiovascular	$26,597	$30,411	$38,010
Endoscopy	1,247	(770)	(4,820)
Total operating income	$27,844	$29,641	$33,190

Cardiovascular Operating Income. Our cardiovascular operating income for the year ended December 31, 2013 was approximately $26.6 million, compared to operating income of approximately $30.4 million for the year ended December 31, 2012. The decrease was due primarily to lower gross profits during the year ended December 31, 2013. Our cardiovascular operating income for the year ended December 31, 2012 was approximately $30.4 million, compared to operating income of approximately $38.0 million for the year ended December 31, 2011. The decrease was due primarily to higher selling, general and administrative expenses and higher research and development expenses during the year ended December 31, 2012. Our cardiovascular operating income for the year ended December 31, 2011 was approximately $38.0 million, compared to operating income of approximately $30.2 million for the year ended December 31, 2010. The increase was favorably affected by higher sales and gross margins, and was negatively affected by higher selling, general and administrative expenses, research and development expenses and acquired in-process research and development expenses.

Endoscopy Net Operating Income (Loss). Our endoscopy net operating income from operations for the year ended December 31, 2013 was approximately $1.2 million, compared to a net operating loss of approximately $770,000 for the year ended December 31, 2012. The generation of net operating income for 2013, compared to a net operating loss for 2012, was largely driven by higher sales and lower operating expenses. Our endoscopy net operating loss from operations for the year ended December 31, 2012 was approximately $770,000, compared to an operating loss of approximately $4.8 million for the year ended December 31, 2011. The decrease in net operating loss from operations for 2012, compared to 2011, was favorably affected by higher sales and gross margins, lower research and development expenses and was negatively affected by higher selling, general and administrative expenses as we added some additional sales representatives to this segment. Our endoscopy net operating loss from operations for the year ended December 31, 2011 was approximately $4.8 million, compared to an operating loss of approximately $13.0 million for the year ended December 31, 2010. Excluding the abandonment of certain biomaterial technology and our covered biliary in-process research and development, which resulted in charges of $500,000 and $400,000, respectively, our net operating loss for the year ended December 31, 2011 would have been $3.9 million. Excluding a goodwill impairment charge of approximately $8.3 million that we recognized during 2010, our net operating loss for 2010 would have been approximately $4.6 million. Excluding these non-recurring charges, the decrease in our 2011 operating loss was favorably affected by higher sales and gross margins, which were partially offset by higher research and development expenses and selling, general and administrative expenses.

Our effective income tax rates for 2013, 2012 and 2011 were 16%, 29% and 30%, respectively. During 2013, our effective tax rate was lower as a result of a higher mix of earnings from our foreign operations, which are taxed at lower rates than our U.S. operations. In addition, the 2013 effective tax rate was lower than the 2012 rate, due primarily to the reinstatement in 2013 of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012, which was signed on January 2, 2013. We recognized the federal research and development credit as a discrete benefit in 2013, the period in which the reinstatement was enacted. During 2012, our effective tax rate was negatively impacted by a valuation allowance related to a capital loss carryforward. Excluding the effect of this discrete item, our 2012 effective tax rate would have been approximately 25%. The decrease in the effective income tax rate for the year ended December 31, 2012, when compared to 2011, was the result of a higher mix of foreign income, which is primarily due to our income in Ireland being taxed at a lower rate than our U.S. income. The increase in the effective income tax rate for 2011 compared to 2010 was primarily related to the increased profit of our U.S. operations, which are taxed at a higher rate than our foreign (primarily Ireland) income.
Our other expense for the years ended December 2013, 2012, and 2011 was approximately $8.0 million, $2.0 million, and $315,000, respectively. The increase in other expenses for 2013 over 2012 was principally the result of higher average outstanding debt balances and the corresponding increase in interest expense. The increase in other expenses for 2012 over 2011 related primarily to the write-off of approximately $2.4 million of a cost-method investment, which was partially offset by a gain on marketable securities of approximately $745,000. The decrease in other expenses for 2011 over 2010 was primarily the result of cash balances maintained in China, which resulted in increased interest income and foreign exchange gains recognized with the appreciation in the Chinese Yuan, all of which was partially offset by higher interest expenses.
Our net income for 2013, 2012, and 2011 was approximately $16.6 million, $19.7 million, and $23.0 million, respectively. The decrease in net income for 2013, when compared to 2012, was primarily related to lower gross profits, partially offset by lower selling, general and administrative expenses as a percent of sales. Our 2013 net income included intangible asset impairment charges, net of fair value reductions to the related contingent consideration liability, of approximately $4.3 million or approximately $2.7 million net of tax, severance expense of approximately $1.8 million or approximately $1.1 million net of tax, and Thomas Medical's mark-up on finished goods of approximately $744,000 or approximately $461,000 net of tax. Excluding these charges, our 2013 net income would have been $20.9 million, compared to $24.0 million of net income in 2012, excluding the extraordinary items discussed below. The decrease in net income for 2012, when compared to 2011, was unfavorably affected by higher selling, general and administrative expenses and higher research and development expenses. Our 2012 net income included charges related to Thomas Medical acquisition costs including legal, accounting, investment banking, and severance of approximately $2.7 million, or approximately $1.6 million net of tax, an increase in cost of sales related to Thomas Medical's mark-up on finished goods of approximately $831,000, or approximately $508,000 net of tax, charges related to acquired in-process research and development of approximately $2.5 million, or approximately $1.5 million net of tax, and approximately $631,000 related to a deferred income tax valuation allowance related to a certain capital loss carry forwards. Excluding these charges, our 2012 net income would have been approximately $24.0 million, compared to $27.0 million of net income in 2011, excluding the extraordinary items discussed below. The increase in net income in 2011 as compared to 2010 was primarily related to increased sales volumes, higher gross margins and a lower effective income tax rate, all of which offset higher selling, general and administrative expenses and research and development expenses and acquired in-process research and development expenses. Our 2011 net income included charges related to acquired in-process research and development of approximately $5.8 million, or approximately $3.6 million net of tax, and an increase in the cost of goods sold related to BioSphere’s mark-up on finished goods of approximately $724,000, or approximately $442,000 net of tax. Excluding these charges, our 2011 net income would have been approximately $27.0 million, compared to net income for 2010 of approximately $22.0 million, adjusted for non-recurring charges related to goodwill impairment of approximately $5.2 million, net of tax, and BioSphere acquisition costs, including legal, accounting, investment banking, severance and stepped-up inventory costs, of approximately $4.3 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments and Contractual Obligations

The following table summarizes our capital commitments and contractual obligations as of December 31, 2013, as well as the future periods in which such payments are currently anticipated to become due:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$248,854	$10,000	$20,000	$218,854	$—
Interest on long-term debt (1)	39,952	9,585	19,818	10,549	—
Operating leases	61,761	6,569	10,930	8,195	36,067
Royalty obligations	483	50	100	100	233
Total contractual cash	$351,050	$26,204	$50,848	$237,698	$36,300

(1) Interest payments on our variable long-term debt were forecasted using the LIBOR forward curves plus a base of 3.25%. Interest payments on a portion of our long-term debt were forecasted using a fixed rate of 4.23% as a result of an interest rate swap (see Note 8 to our consolidated financial statements set forth in Item 8 of this report).

As of December 31, 2013, we had approximately $2.5 million of contingent consideration liability, $2.0 million of unrecognized tax positions, and $7.8 million of deferred compensation payable that have been recognized as liabilities that have not been included in the contractual obligations table due to uncertainty as to when such amounts may be settled.

Additional information regarding our capital commitments and contractual obligations, including royalty payments, is contained in Notes 7, 9 and 13 to our consolidated financial statements set forth in Item 8 below.

Cash Flows

At December 31, 2013 and 2012, we had cash and cash equivalents of approximately $7.5 million and $9.7 million respectively, of which $6.9 million and $8.1 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2013 and 2012, we had cash and cash equivalents of approximately $6.0 million and $6.4 million, respectively, held by our subsidiary in China.

Our cash flow from operations was approximately $51.4 million in 2013, an increase of approximately $4.4 million over 2012. This increase in cash flow from operations in 2013, compared to 2012, was primarily affected by changes in cash provided by a decrease in inventory of $11.3 million which was partially offset by a decrease in trade payables of $7.7 million. Our cash flow from operations was approximately $46.9 million in 2012, an increase of approximately $12.9 million over 2011. This increase in cash flow from operations in 2012, compared to 2011, was primarily affected by changes in cash provided by increases in accounts payable of $9.9 million and accrued expenses of $3.1 million. Our working capital for the years ended December 31, 2013, 2012 and 2011 was approximately $100.3 million, $89.0 million, and $89.9 million, respectively. The increase in working capital for 2013 from 2012 was primarily related to an increase in accounts receivable of approximately $6.8 million and a decrease in trade payables of approximately $8.1 million. Working capital remained relatively unchanged when comparing 2012 to 2011.

During the year ended December 31, 2013, our inventory balance decreased approximately $2.2 million, from approximately $84.6 million at December 31, 2012 to approximately $82.4 million at December 31, 2013. The decrease in inventory was primarily the result of an effort to improve inventory turns throughout our company. During the year ended December 31, 2012, our inventory balance increased approximately $14.7 million, from approximately $69.9 million at December 31, 2011 to approximately $84.6 million at December 31, 2012. The increase in inventory primarily related to higher inventory levels of approximately $6.4 million attributable to a 9.2% increase in our base business, and our acquisition of Thomas Medical’s inventory of approximately $5.5 million. During the year ended December 31, 2011, our inventory balance increased approximately $9.3 million, from approximately $60.6 million at December 31, 2010 to approximately $69.9 million at December 31, 2011. The increase in inventory was largely the result of higher inventory levels of approximately $8.2 million attributable to a 13.5% increase in our base business and an increase in raw materials related to maintaining a one year supply of resins.
Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of December 31, 2013, we were in compliance with all covenants set forth in the Credit Agreement.

As of December 31, 2013, we had outstanding borrowings of approximately $248.9 million under the Credit Agreement, with available borrowings of approximately $34.6 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap (see Note 8), a variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million. Our interest rate as of December 31, 2012 was a fixed rate of 2.98% on $150.0 million as a result of an interest rate swap, variable floating rate of 2.22% on $87.0 million and a variable floating rate of 2.31% on approximately $566,000.

Capital expenditures for property and equipment were approximately $59.5 million, $64.6 million, and $59.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, we spent approximately $29.9 million, $31.9 million and $36.9 million, respectively, for the construction of buildings and a parking lot as discussed below. We anticipate that we will spend approximately $35 million in 2014 for property and equipment, of which we anticipate that approximately $7.0 million will be spent on building construction.

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

Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. Over the last five years, we spent a substantial amount of cash in connection with our acquisition of certain assets and businesses (including approximately $30.0 million to acquire assets of Datascope and Radial Assist, among other transactions during 2013; $165.6 million (net of cash acquired) to acquire Thomas Medical and $16.5 million to acquire the assets of Ostial, among other transactions, during 2012; and $5 million to acquire the assets of Ash Access Technology, Inc. and AAT Catheter Technologies, LLC, among other transactions, during 2011). In 2013 we completed construction of new production facilities in South Jordan, Utah and Pearland, Texas. In 2012 we completed our 74,680 square-foot manufacturing facility in Galway, Ireland. As of December 31, 2013, we had incurred total costs of approximately $98.7 million with respect to those construction projects. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

We currently believe that our existing cash balances, anticipated future cash flows from operations and borrowings under the Credit Agreement, as amended, will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2013, 2012 and 2011, we recorded obsolescence expense of approximately $2.7 million, $2.3 million, and $1.5 million, respectively, and wrote off approximately $2.8 million, $1.5 million, and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2013 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We maintain allowances for doubtful accounts relating to estimated losses resulting from the inability of our customers to make required payments. These allowances are based upon historical experience and a review of individual customer balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2013, which was completed during the third quarter of 2013, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. All of our intangible assets are subject to amortization.

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

During the year ended December 31, 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately $3.8 million. Under the terms of the Asset Purchase Agreement we executed with Ostial, we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of the intangible assets we acquired from Ostial, which resulted in an intangible asset write-down of approximately $8.1 million related to those assets. These adjustments reduced operating income for the year ended December 31, 2013 by approximately $4.3 million, or approximately $2.7 million net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risk relates to changes in the value of the Euro and GBP relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar, and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2013, a portion of our revenues (approximately $79.4 million, representing approximately 18% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the year ended December 31, 2013 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the year ended December 31, 2013, the exchange rate between our foreign currencies against the U.S. Dollar resulted in a increase in our gross revenues of approximately $859,000 million, or 0.19%, and a decrease of 0.12% in gross profit, primarily as a result of an increase in Irish manufacturing operating costs denominated in Euros.

On November 29, 2013, we forecasted a net exposure for December 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 494,000 Euros and 847,000 GBPs. In order to partially offset such risks at November 29, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 494,000 Euros and notional amount of 847,000 GBPs. On November 30, 2012, we forecasted a net exposure for December 31, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 527,000 Euros and 565,000 GBPs. In order to partially offset such risks at November 30, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 527,000 Euros and notional amount of 565,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the years ended December 31, 2013, 2012 and 2011, we recorded a net gain (loss) on all foreign currency transactions of approximately $(202,000), $(11,000) and $221,000, respectively, which is included in other income in the accompanying consolidated statements of income. The fair value of our open positions at December 31, 2013 and 2012 was not material.

As discussed in Note 7 to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2013, we had outstanding borrowings of approximately $248.9 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.0 million annually for each one percentage point change in the average interest rate under these borrowings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 12, 2014

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 (In thousands)

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,459	$9,719
Trade receivables — net of allowance for uncollectible accounts — 2013 — $840 and 2012 — $892	60,186	53,402
Employee receivables	224	169
Other receivables	3,279	2,672
Inventories	82,378	84,599
Prepaid expenses	5,121	4,133
Prepaid income taxes	1,232	1,250
Deferred income tax assets	5,638	4,976
Income tax refund receivables	398	1,076

Total current assets	165,915	161,996

PROPERTY AND EQUIPMENT:
Land and land improvements	16,240	17,346
Buildings	127,747	81,223
Manufacturing equipment	136,768	117,601
Furniture and fixtures	32,327	26,307
Leasehold improvements	13,692	13,236
Construction-in-progress	25,172	74,643

Total property and equipment	351,946	330,356

Less accumulated depreciation	(108,676)	(95,553)

Property and equipment — net	243,270	234,803

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2013 — $17,602 and 2012 — $8,146	91,052	87,332
Other — net of accumulated amortization — 2013 — $18,870 and 2012 — $14,034	28,935	30,799
Goodwill	184,505	175,108
Deferred income tax assets	800	4,237
Other assets	13,806	11,034

Total other assets	319,098	308,510

TOTAL	$728,283	$705,309

See notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 (In thousands)

	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$26,511	$34,637
Accrued expenses	27,702	27,269
Current portion of long-term debt	10,000	10,000
Advances from employees	292	551
Income taxes payable	1,089	547

Total current liabilities	65,594	73,004

LONG-TERM DEBT	238,854	227,566

DEFERRED INCOME TAX LIABILITIES	2,548	2,373

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,031	2,938

DEFERRED COMPENSATION PAYABLE	7,833	5,956

DEFERRED CREDITS	3,065	2,980

OTHER LONG-TERM OBLIGATIONS	2,652	8,915

Total liabilities	322,577	323,732

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, 9 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of December 31, 2013 and 2012; no shares issued
Common stock, no par value; shares authorized — 2013 and 2012 - 100,000; issued and outstanding as of December 31, 2013 - 42,846 and December 31, 2012 - 42,489	177,775	172,341
Retained earnings	226,988	210,418
Accumulated other comprehensive income (loss)	943	(1,182)

Total stockholders’ equity	405,706	381,577

TOTAL	$728,283	$705,309

See notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In thousands, except per share amounts)

	2013	2012	2011
NET SALES	$449,049	$394,288	$359,449

COST OF SALES	254,682	212,296	193,981

GROSS PROFIT	194,367	181,992	165,468

OPERATING EXPENSES:
Selling, general, and administrative	128,642	122,106	104,502
Research and development	33,886	27,795	21,938
Intangible asset impairment charges	8,089	—	—
Contingent consideration benefit	(4,094)	—	—
Acquired in-process research and development	—	2,450	5,838

Total operating expenses	166,523	152,351	132,278

INCOME FROM OPERATIONS	27,844	29,641	33,190

OTHER INCOME (EXPENSE):
Interest income	255	226	129
Interest expense	(8,044)	(604)	(789)
Other income (expense) — net	(216)	(1,645)	345

Other expense — net	(8,005)	(2,023)	(315)

INCOME BEFORE INCOME TAXES	19,839	27,618	32,875

INCOME TAX EXPENSE	3,269	7,908	9,831

NET INCOME	$16,570	$19,710	$23,044

EARNINGS PER COMMON SHARE:
Basic	$0.39	$0.47	$0.59

Diluted	$0.39	$0.46	$0.58

AVERAGE COMMON SHARES:
Basic	42,607	42,176	39,086

Diluted	42,884	42,610	39,733

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011
Net income	$16,570	$19,710	$23,044
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities:
Unrealized holding gain arising during the period, net of tax effect of $0, $215, $115	—	336	180
Less: reclassification adjustment for gains included in net income,
net of tax effect of $0, $330, $0	—	(516)	—
Interest rate swap, net of tax effect of ($1,164), $696, $451	1,828	(1,093)	(708)
Foreign currency translation adjustment, net of tax effect of $5, $15, $44	297	(59)	(182)
Total other comprehensive income (loss)	2,125	(1,332)	(710)
Total comprehensive income	$18,695	$18,378	$22,334

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In thousands)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2011	$235,615	35,496	$67,091	$167,664	$860

Net income	23,044			23,044
Other comprehensive loss, net of tax	(710)				(710)
Excess tax benefits from stock-based compensation	3,122		3,122
Stock-based compensation expense	1,644		1,644
Issuance of common stock, net of offering costs	87,700	5,520	87,700
Issuance of common stock under Employee Stock Purchase Plans	430	31	430
Options exercised	8,449	1,099	8,449
Shares surrendered in exchange for payment of payroll tax liabilities	(953)	(60)	(953)
Shares surrendered in exchange for the exercise of stock options	(1,252)	(78)	(1,252)
BALANCE — December 31, 2011	357,089	42,008	166,231	190,708	150

Net income	19,710			19,710
Other comprehensive loss, net of tax	(1,332)				(1,332)
Excess tax benefits from stock-based compensation	877		877
Stock-based compensation expense	1,917		1,917
Options exercised	5,156	610	5,156
Issuance of common stock under Employee Stock Purchase Plans	430	33	430
Shares surrendered in exchange for payment of payroll tax liabilities	(439)	(31)	(439)
Shares surrendered in exchange for exercise of stock options	(1,831)	(131)	(1,831)
BALANCE — December 31, 2012	381,577	42,489	172,341	210,418	(1,182)

Net income	16,570			16,570
Other comprehensive income, net of tax	2,125				2,125
Excess tax benefits from stock-based compensation	259		259
Stock-based compensation expense	1,467		1,467
Options exercised	3,733	413	3,733
Issuance of common stock under Employee Stock Purchase Plans	448	37	448
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(48)	(21)
Shares surrendered in exchange for exercise of stock options	(452)	(45)	(452)
BALANCE — December 31, 2013	$405,706	42,846	$177,775	$226,988	$943
See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,570	$19,710	$23,044

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,542	22,534	19,194
Losses on sales and/or abandonment of property and equipment	177	204	31
Write-off of patents and intangible assets	8,208	55	103
Impairment of cost-method investment	—	2,368	—
Acquired in-process research and development	—	2,450	5,838
Amortization of deferred credits	(139)	(174)	(106)
Amortization of long-term debt issuance costs	845	—	—
Realized gain on sale of marketable securities	—	(745)	—
Deferred income taxes	1,359	549	1,677
Excess tax benefits from stock-based compensation	(259)	(877)	(3,122)
Stock-based compensation expense	1,467	1,917	1,644
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(6,445)	(6,576)	(3,323)
Employee receivables	(53)	(11)	(62)
Other receivables	(609)	(760)	(245)
Inventories	2,334	(8,965)	(9,314)
Prepaid expenses	(758)	736	(1,726)
Prepaid income taxes	18	(367)	(431)
Income tax refund receivables	1,267	452	(733)
Other assets	(1,806)	(1,178)	(283)
Trade payables	(5)	7,721	(2,129)
Accrued expenses	(276)	4,448	1,334
Advances from employees	(277)	317	(65)
Income taxes payable	255	2,057	2,658
Liabilities related to unrecognized tax benefits	(520)	(209)	(226)
Deferred compensation payable	1,877	1,371	327
Other long-term obligations	(4,399)	(89)	(70)

Total adjustments	34,803	27,228	10,971

Net cash provided by operating activities	51,373	46,938	34,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(59,505)	(64,643)	(59,195)
Intangible assets	(1,617)	(1,460)	(2,077)
Proceeds from sale-leaseback transaction	24,000	—	—
Purchase of marketable securities	—	—	(2,503)
Proceeds from the sale of marketable securities	—	3,248	—
Proceeds from the sale of property and equipment	113	43	5
Cash paid in acquisitions, net of cash acquired	(31,600)	(192,762)	(10,250)

Net cash used in investing activities	(68,609)	(255,574)	(74,020)

See notes to consolidated financial statements.			(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In thousands)

	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,729	$3,755	$95,454
Payment of offering costs related to issuance of common stock	—	—	(127)
Proceeds from issuance of long-term debt	176,764	330,630	104,585
Payments on long-term debt	(165,477)	(123,801)	(155,386)
Proceeds from industrial assistant grants	389	1,029	—
Excess tax benefits from stock-based compensation	259	877	3,122
Long-term debt issuance costs	(798)	(3,706)	—
Contingent payments related to acquisitions	(77)	(57)	—
Payment of taxes related to an exchange of common stock	(21)	(439)	(953)

Net cash provided by financing activities	14,768	208,288	46,695

EFFECT OF EXCHANGE RATES ON CASH	208	(61)	(297)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,260)	(409)	6,393

CASH AND CASH EQUIVALENTS:
Beginning of year	9,719	10,128	3,735

End of year	$7,459	$9,719	$10,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of capitalized interest of $1,038, $456 and $299, respectively)	$7,877	$434	$509

Income taxes	$735	$5,277	$7,023

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$4,055	$12,372	$8,849

Acquisition of customer list in exchange for a settlement of trade receivables	$—	$377	$—

Acquisition purchases in accrued expenses and other long-term obligations	$350	$5,149	$1,270

Merit common stock surrendered (45, 131 and 78 shares, respectively) in exchange for exercise of stock options	$452	$1,831	$1,252

See notes to consolidated financial statements.			(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Merit Medical Systems, Inc. (“Merit,” “we,” or “us”) designs, develops, manufactures and markets single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases and includes the embolotherapeutic products and the cardiac rhythm management and electrophysiology ("CRM/EP") devices we acquired through our acquisition of Thomas Medical as described in Note 2 below. Our endoscopy segment consists of gastroenterology and pulmonology medical devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

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

Goodwill and Intangible Assets. We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow methodology. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

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

Customer lists	2	-	15 years
Developed technology	5	-	15 years
Distribution agreements	4	-	12 years
License agreements and trademarks	5	-	15 years
Covenant not to compete	3	-	10 years
Patents	17 years
Royalty agreements	5 years

Long-Lived Assets. We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2013, 2012 and 2011.

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

Buildings	40 years
Manufacturing equipment	4	-	20 years
Furniture and fixtures	3	-	20 years
Land improvements	10	-	20 years
Leasehold improvements	4	-	25 years

Depreciation expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was approximately $18.4 million, $15.0 million, and $13.2 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled approximately $7.8 million and $6.1 million at December 31, 2013 and 2012, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of approximately $7.8 million and $6.0 million at December 31, 2013 and 2012, respectively, to reflect the liability to our employees under this plan.

Marketable Securities. Marketable securities consisted entirely of available-for-sale equity securities. As of December 31, 2011, these equity securities had a cost basis of approximately $2.5 million, fair value of approximately $2.8 million, and gross unrealized gains that were included in accumulated other comprehensive income of approximately $295,000. There were no marketable securities held as of December 31, 2013 or December 31, 2012.

Other Assets. Other assets consist of our deferred compensation plan cash surrender value discussed above, unamortized debt issuance costs, two investments in privately-held companies accounted for at cost, a long-term income tax refund receivable, and deposits related to various leases.

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

Revenue Recognition. We sell our single-use disposable medical products through a direct sales force in the U.S., through OEM relationships, custom procedure tray manufacturers and a combination of direct sales force and independent distributors in international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. We have certain written agreements with group purchasing organizations to sell our products to participating hospitals. These agreements have destination shipping terms which require us to defer the recognition of a sale until the product has arrived at the participating hospitals. We reserve for sales returns, including returns related to defective products (i.e. warranty liability), as a reduction in net sales, based on our historical experience. We also offer sales rebates and discounts to purchasing groups. These reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes. We present these taxes on a net basis.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to share-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $1.5 million, $1.9 million and $1.6 million, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We provide credit, in the normal course of business, primarily to hospitals and independent third-party custom procedure tray manufacturers and distributors. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Sales to our single largest customer approximated 3%, 4% and 4% of total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency. The financial statements of our foreign subsidiaries are measured using local currencies as the functional currency, with the exception of Ireland which uses the U.S. Dollar as its functional currency. Assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transactions denominated in a currency other than the entity’s functional currency are included in determining net income for the period. Such foreign currency transaction gains and losses have not been significant for purposes of our financial reporting.

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

Accumulated Other Comprehensive Income (Loss). As of December 31, 2013, accumulated other comprehensive income (loss) included approximately $735,000 (net of tax of $(468,000)) related to an interest rate swap and $208,000 (net of tax of $12,000) related to foreign currency translation. As of December 31, 2012, accumulated other comprehensive income (loss) included approximately $(1.1) million (net of tax of $696,000) related to an interest rate swap and ($89,000) (net of tax of $7,000) related to foreign currency translation.

Recently Issued Financial Accounting Standards. In July 2013, the Financial Accounting Standards Board ("FASB"), issued authoritative guidance which concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this guidance early, as permitted, for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

2.    ACQUISITIONS

On December 20, 2013, we acquired a license agreement to sell our Hepasphere products in China. We paid $350,000 to purchase the license. We are obligated to pay an additional $350,000, which is included in accrued liabilities at December 31, 2013. The purchase price was allocated to a license agreement for $700,000, which we intend to amortize over four years.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement we executed with Datascope Corp. ("Datascope"), a Delaware corporation. The primary assets we acquired consist of the Safeguard® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. We accounted for this acquisition as a business combination. We made a payment of approximately $27.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Datascope products were approximately $1.6 million. It is not practical to separately report the earnings related to the Datascope acquisition, as we cannot split out sales costs related to Datascope products, principally because our sales representatives are selling multiple products (including Datascope products) in the cardiovascular business segment. The total purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$478
Intangibles
Developed technology	18,200
Customer lists	390
Trademarks	320
Goodwill	8,112

Total assets acquired	$27,500

With respect to the Datascope assets, we intend to amortize developed technology over 10 years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10 years.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement with Radial Assist, LLC ("Radial Assist"), a Georgia limited liability company. The primary assets we acquired consist of the Rad Board®, Rad Board®Xtra™, Rad Trac™, and Rad Rest® devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. We accounted for this acquisition as a business combination. We made a payment of approximately $2.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Radial Assist products were approximately $191,000. It is not practical to separately report the earnings related to the Radial Assist acquisition, as we cannot split out sales costs related to Radial Assist products, principally because our sales representatives are selling multiple products (including Radial Assist products) in the cardiovascular business segment. The total purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$16
Intangibles
Developed technology	1,520
Customer lists	20
Trademarks	40
Goodwill	904

Total assets acquired	$2,500

With respect to the Radial Assist assets, we intend to amortize developed technology over 10 years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10.07 years.

In connection with our Datascope and Radial Assist acquisitions, we paid approximately $798,000 in long-term debt issuance costs to Wells Fargo Bank related to the amendment of our Credit Agreement (see Note 7). These costs consist primarily of loan origination fees that we intend to amortize over the remaining contract term of our Credit Agreement, which matures December 19, 2017.

On September 10, 2013, we entered into a license agreement with a medical device company for the exclusive rights to sell certain biocompatible gloves, instrument cleaners, and surgical wipes. We paid $250,000 for the use of the license. We are obligated to pay an additional $250,000 within 30 days of our first commercial sale of the product. The purchase price was allocated to a license agreement for $250,000, which we intend to amortize over 10 years.

On December 19, 2012, we consummated the transactions contemplated by a Stock Purchase Agreement with Vital Signs, Inc., an affiliate of GE Healthcare (“Vital Signs”), as seller, and purchased all of the issued and outstanding shares of Thomas Medical Products, Inc. (“Thomas Medical”), a Pennsylvania corporation. The primary assets of Thomas Medical are the various patents, trademarks, and business related to introducers, hemostatic valves, and sheaths. Using the splittable hemostatic introducer sheath as an entry product, we intend to develop a portfolio of premium accessories for electrophysiology physicians. We accounted for this acquisition as a business combination. We made an initial payment of $167.0 million to Vital Signs in December 2012. We also accrued an additional $445,000 at December 31, 2012, related to a final payment made to Vital Signs in February 2013 for net working capital received in excess of the target net working capital specified. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. Our consolidated financial statements for the year ended December 31, 2012 include approximately $1.9 million and $51,000 of net sales and income before tax, respectively, related to the Thomas Medical acquisition. The total purchase price was allocated as follows (in thousands):

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

During the year ended December 31, 2013, the goodwill related to the Thomas Medical acquisition was increased by approximately $381,000 due to an adjustment related to inventories.

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

In connection with our Thomas Medical acquisition, we paid approximately $3.7 million in long-term debt issuance costs to Wells Fargo Bank related to our Credit Agreement (see Note 7). These costs consist primarily of loan origination fees that we intend to amortize over five years, which is the contract term of our Credit Agreement. We also incurred approximately $2.7 million of acquisition-related costs during the year ended December 31, 2012, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

On November 19, 2012, we entered into an Asset Purchase Agreement with Janin Group, Inc. (dba MediGroup) ("MediGroup"), an Illinois corporation, to purchase substantially all of the assets of MediGroup. The primary assets of MediGroup are the patented Flex-Neck® Peritoneal Dialysis Catheters and Y-TEC™ Peritoneal Dialysis Implantation Kits. We accounted for this acquisition as a business combination. We made an initial payment of approximately $4.0 million in November 2012. In addition, we are obligated to make contingent payments of up to $150,000 per year during 2013, 2014 and 2015. Furthermore, we are obligated to make contingent purchase price payments of $150,000 per year in 2016 through 2022 if net sales of Medigroup products increase at least 8% in each subsequent year. If net sales of MediGroup products have not increased by the percentage set forth in any year, our obligation to make these contingent payments shall cease. The acquisition-date fair value of the contingent consideration liability of approximately $403,000 was included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expense in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of MediGroup products were approximately $169,000. It is not practical to separately report the earnings related to the MediGroup acquisition, as we cannot split out sales costs related to MediGroup products, principally because our sales representatives are selling multiple products (including MediGroup products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was allocated as follows (in thousands):

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

On January 31, 2012, we consummated the transactions contemplated by an Asset Purchase Agreement with Ostial Solutions, LLC ("Ostial"), a Michigan limited liability company, to purchase substantially all of the assets of Ostial. The primary asset of Ostial is the patented Ostial PRO Stent Positioning System, which is designed to facilitate precise stent implantation in coronary and renal aorto-ostial lesions. We accounted for this acquisition as a business combination. We made an initial payment of $10.0 million to Ostial in January 2012 and an additional payment of $6.5 million to Ostial in August 2012. In addition, we are obligated to make contingent purchase price payments of up to $13.5 million based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The acquisition-date fair value of this contingent consideration liability of $4.3 million was included as part of the purchase consideration and was determined using a discounted cash flow model based upon the expected timing and amount of these future contingent payments. Acquisition-related costs during the year ended December 31, 2012, which are included in selling, general, and administrative expense in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2012, our net sales of products utilizing the Ostial PRO Stent Positioning System were approximately $457,000. It is not practical to separately report the earnings related to the Ostial acquisition, as we cannot split out sales costs related to Ostial products, principally because our sales representatives are selling multiple products (including Ostial products) in the cardiovascular business segment. The total purchase price, which includes the contingent consideration liability described above, was allocated as follows (in thousands):

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

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2013, 2012 and 2011, as well as unaudited pro forma consolidated results of operations as though the Thomas Medical, MediGroup, and Ostial acquisitions had occurred on January 1, 2011 and the Datascope acquisition had occurred on January 1, 2012 (in thousands, except per common share amounts):

	2013		2012		2011
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$449,049	$454,333	$394,288	$438,981	$359,449	$396,767
Net income	16,570	17,112	19,710	25,075	23,044	22,033
Earnings per common share:
Basic	$0.39	$0.40	$0.47	$0.59	$0.59	$0.56
Diluted	$0.39	$0.40	$0.46	$0.59	$0.58	$0.55

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense related to acquired intangible assets, and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the Thomas Medical, MediGroup, and Ostial acquisitions had occurred on January 1, 2011 and the Datascope acquisition had occurred on January 1, 2012, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Radial Assist acquisition, as we do not deem the pro forma effect of the transaction to be material.

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

During the year ended December 31, 2012, we purchased several patents for the development of future products. A total charge of approximately $2.5 million related to these asset acquisitions has been recorded to acquired in-process research and development in the accompanying consolidated statements of income for the year ended December 31, 2012, as both technological feasibility of the underlying research and development projects had not yet been reached and such technology had no future alternative use as of the respective date of each asset acquisition.

On September 2, 2011, we entered into an Asset Purchase Agreement with Ash Access Technology, Inc. (“Ash Access”), an Indiana corporation, and AAT Catheter Technologies, LLC (“AAT”), an Indiana limited liability corporation (collectively

“Ash”), to purchase intellectual property rights with respect to various dialysis catheters. We accounted for this acquisition as a business combination. We made an initial payment of $5.0 million to Ash in September 2011. We are obligated to pay an additional $1.0 million upon reaching a milestone set forth in the purchase agreement and future royalties based on a percentage of related product sales. The acquisition-date fair value of the contingent consideration liability of approximately $1.3 million was included as part of the purchase consideration. Acquisition-related costs during the year ended December 31, 2011, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations, were not material. During the year ended December 31, 2011, net sales subsequent to the acquisition date related to our dialysis catheter acquired were not material. The total purchase price, which includes the contingent consideration liability described above, was allocated as follows (in thousands):

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

On July 18, 2011, we acquired the intellectual property rights to certain introducer sheath technology. We made an initial payment of $1.0 million in July 2011, and we are obligated to pay an additional $1.0 million upon the earlier of the commercialization of the product or the third anniversary of the effective date of the agreement. The discounted liabilities of $989,000 and $968,000 have been reflected in our consolidated balance sheets in accrued expenses as of December 31, 2013 and as long-term liabilities as of December 31, 2012, respectively.

On June 20, 2011, we acquired the intellectual property rights to certain vena cava filter technology. We made an initial payment of $1.0 million in June 2011, and we are obligated to pay up to an additional $3.5 million if certain milestones set forth in the agreement are reached related to further research and development activities and regulatory approval of the vena cava filter.

On December 15, 2011, we acquired the intellectual property rights to certain support guide catheter technology. We made an initial payment of $2.0 million in December 2011 and a payment of $1.0 million in May 2012 based on an obligation set forth in the agreement having been met. We paid an additional $1.0 million in January 2013 due to the completion of certain milestones related to regulatory approval of the support guide catheter.

The vena cava filter technology, introducer sheath technology, and support guide technology discussed above represented asset acquisitions related to a research and development project and not business combinations. A total charge of approximately $4.9 million related to these acquired in-process research and development assets has been included in the accompanying consolidated statements of operations for the year ended December 31, 2011, as both technological feasibility of the underlying research and development projects had not yet been reached and such technology had no future alternative use as of the respective date of each asset acquisition. During the year ended December 31, 2011, we also abandoned the development of certain biomaterial technology and our covered biliary in-process research and development, resulting in charges of $500,000 and $400,000, respectively.

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

3.    INVENTORIES

Inventories at December 31, 2013 and 2012, consisted of the following (in thousands):

	2013	2012
Finished goods	$43,364	$48,233
Work-in-process	6,222	6,051
Raw materials	32,792	30,315

Total	$82,378	$84,599

4.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Goodwill balance at January 1	$175,108	$61,144
Adjustment related to previous acquisitions	381	280
Additions as the result of acquisitions	9,016	113,684
Goodwill balance at December 31	$184,505	$175,108

As of December 31, 2013, we have recorded $8.3 million of accumulated goodwill impairment charges.

Other intangible assets at December 31, 2013 and 2012, consisted of the following (in thousands):

	2013
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount
Patents	$9,302	$(2,374)	$6,928
Distribution agreements	5,176	(1,780)	3,396
License agreements	3,783	(1,249)	2,534
Trademarks	7,622	(1,844)	5,778
Covenants not to compete	1,029	(399)	630
Customer lists	20,626	(10,957)	9,669
Royalty agreements	267	(267)	—

Total	$47,805	$(18,870)	$28,935

	2012
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount
Patents	$7,843	$(2,045)	$5,798
Distribution agreements	5,176	(1,301)	3,875
License agreements	2,733	(861)	1,872
Trademarks	7,311	(1,362)	5,949
Covenants not to compete	1,035	(160)	875
Customer lists	20,468	(8,038)	12,430
Royalty agreements	267	(267)	—

Total	$44,833	$(14,034)	$30,799

Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $14.2 million, $7.5 million and $6.0 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets acquired in our January 2012 acquisition of Ostial to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Ostial acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. During the third quarter of 2013, we recorded an impairment charge of approximately $8.1 million, which was offset by approximately $3.8 million of fair value reductions to the related contingent consideration liability.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of December 31, 2013 (in thousands):

Year Ending December 31
2014	$15,189
2015	14,751
2016	14,094
2017	13,678
2018	13,158

5.    INCOME TAXES

For the years ended December 31, 2013, 2012 and 2011, income before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2013	2012	2011
Domestic	$5,435	$15,958	$21,123
Foreign	14,404	11,660	11,752

Total	$19,839	$27,618	$32,875

The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011

Current expense (benefit):
Federal	$(747)	$5,350	$5,662
State	333	1,014	1,001
Foreign	2,324	995	1,491

Total current expense	1,910	7,359	8,154

Deferred expense (benefit):
Federal	1,089	871	1,121
State	278	(343)	74
Foreign	(8)	21	482

Total deferred expense	1,359	549	1,677

Total	$3,269	$7,908	$9,831

The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 35.0% to pretax income for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011

Computed federal income tax expense at statutory rate of 35%	$6,943	$9,667	$11,506
State income taxes	397	436	699
Tax credits	(1,385)	(779)	(778)
Production activity deduction	—	(388)	(425)
Foreign tax rate differential	(2,374)	(1,419)	(1,297)
Uncertain tax positions	(520)	(42)	281
Deferred compensation insurance assets	(358)	(155)	88
Other — including the effect of graduated rates	566	588	(243)

Total income tax expense	$3,269	$7,908	$9,831

Deferred income tax assets and liabilities at December 31, 2013 and 2012, consisted of the following temporary differences and carry-forward items (in thousands):

	2013	2012

Deferred income tax assets:
Allowance for uncollectible accounts receivable	$342	$348
Accrued compensation expense	5,001	3,954
Inventory differences	2,317	1,949
Net operating loss carry-forwards	18,060	19,622
Deferred revenue	280	237
Stock-based compensation expense	2,704	2,465
Uncertain tax positions	559	709
Federal research and development credit carry-forward	569	—
Other	3,197	3,762
Total deferred income tax assets	33,029	33,046

Deferred income tax liabilities:
Prepaid expenses	(751)	(757)
Property and equipment	(21,893)	(19,001)
Intangible assets	(3,837)	(4,107)
Other	(1,295)	(1,116)
Total deferred income tax liabilities	(27,776)	(24,981)
Valuation allowance	(1,363)	(1,225)
Net deferred income tax assets	$3,890	$6,840

Reported as:
Deferred income tax assets - Current	$5,638	$4,976
Deferred income tax assets - Long-term	800	4,237
Deferred income tax liabilities - Current	—	—
Deferred income tax liabilities - Long-term	(2,548)	(2,373)

Net deferred income tax assets	$3,890	$6,840

The long-term deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards and capital losses for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by approximately $138,000, $864,000, and $361,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

We have not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries that are intended to be reinvested indefinitely in operations outside the United States. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of December 31, 2013 and 2012, we had U.S federal net operating loss carryforwards of approximately $52.2 million and $56.0 million, respectively. These net operating loss carryforwards, which expire at various dates through 2030, are subject to an annual limitation under Internal Revenue Code Section 382. We anticipate that we will utilize the net operating loss carryforwards over the next 13 years. We utilized a total of approximately $3.8 million and $8.6 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, we had non-U.S. net operating loss carryforwards of approximately $125,000 and $150,000, respectively, which have no expiration date. Non-U.S. net operating loss carryforwards utilized during 2013 and 2012 were not material.

On January 2, 2013, the American Taxpayer Relief Act of 2012, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012, was signed into law. As a result, we recognized the retroactive benefit of the federal research and development credit of approximately $600,000 in 2013, the year in which the reinstatement was enacted.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2007.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2013, including interest and penalties, was approximately $2.3 million, of which approximately $1.7 million would favorably impact our effective tax rate if recognized. Approximately $236,000 of the total liability at December 31, 2013 was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet as of that date. The total liability for unrecognized tax benefits at December 31, 2012, including interest and penalties, was approximately $2.9 million, of which approximately $2.2 million would favorably impact our effective tax rate if recognized. As of December 31, 2013 and 2012, we had accrued approximately $139,000 and $161,000 respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2013 and 2012, we removed interest and penalties of approximately $22,000 and $215,000, respectively, from our liability for unrecognized tax benefits. The decrease in interest and penalties during 2012 was primarily related to an interest payment to the IRS in order to settle a withholding tax issue related to our acquisition of BioSphere. During the year ended December 31, 2011, we added interest and penalties of approximately $12,000 to our liability for unrecognized tax benefits. We anticipate the total liability for unrecognized tax benefits may be reduced, net of potential increases and decreases due to the expiration of statutes of limitation, by a range of approximately $200,000 to $600,000 within the next 12 months.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

Tabular Roll-forward	2013	2012	2011

Unrecognized tax benefits, opening balance	$2,776	$3,113	$2,952
Gross increases in tax positions taken in a prior year	107	83	347
Gross increases in tax positions taken in the current year	236	260	865
Settlements with taxing authorities	—	—	(507)
Lapse of applicable statute of limitations	(990)	(680)	(544)
Unrecognized tax benefits, ending balance	$2,129	$2,776	$3,113

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits. During the year ended December 31, 2011, we paid approximately $507,000 to the IRS in order to settle a withholding tax issue related to an acquisition. The payment of the withholding tax did not have a material impact on our consolidated financial statements for the year ended December 31, 2011, as the tax liability had been identified as part of our acquisition accounting of BioSphere and recorded in our consolidated financial statements.

6.    ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012, consisted of the following (in thousands):

	2013	2012
Payroll taxes	$1,816	$1,893
Payroll	3,474	3,141
Bonuses	5,273	5,778
Commissions	984	894
Vacation	6,280	5,066
Royalties	1,221	1,368
Value-added tax	1,469	1,158
Other accrued expenses	7,185	7,971
Total	$27,702	$27,269

7.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of December 31, 2013, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of December 31, 2013 and 2012, consisted of the following (in thousands):

	2013	2012
Term loan	$92,500	$100,000
Revolving credit loans	156,354	137,566
Total long-term debt	248,854	237,566
Less current portion	10,000	10,000
Long-term portion	$238,854	$227,566

Future minimum principal payments on our long-term debt as of December 31, 2013, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2014	$10,000
2015	10,000
2016	10,000
2017	218,854
Total future minimum principal payments	$248,854

As of December 31, 2013, we had outstanding borrowings of approximately $248.9 million under the Credit Agreement, with available borrowings of approximately $34.6 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap (see Note 8), a variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million. Our interest rate as of December 31, 2012 was a fixed rate of 2.98% on $150.0 million as a result of an interest rate swap, variable floating rate of 2.22% on $87.0 million and a variable floating rate of 2.31% on approximately $566,000.

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

Interest Rate Swap. A portion of our debt bears interest at variable interest rates and therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Credit Agreement that is solely due to changes in the benchmark interest rate.

On December 19, 2012, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The notional amount of the interest rate swap is reduced quarterly by 50% of the minimum principal payment due under the terms of the Credit Agreement. The interest rate swap is scheduled to expire on December 19, 2017.

At December 31, 2013 and 2012, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at December 31, 2013 was an asset of approximately $1.2 million, which was offset by approximately $468,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2012 was a liability of approximately $1.8 million, which was offset by approximately $696,000 in deferred taxes.

During the year ended December 31, 2011, we terminated a $55 million pay-fixed receive-variable interest rate swap agreement, which resulted in a cash receipt and gain of approximately $28,000 upon final settlement.

During the years ended December 31, 2013, 2012 and 2011, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. On November 29, 2013, we forecasted a net exposure for December 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 494,000 Euros and 847,000 GBPs. In order to partially offset such risks at November 29, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 494,000 Euros and notional amount of 847,000 GBPs. On November 30, 2012, we forecasted a net exposure for December 31, 2012 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 527,000 Euros and 565,000 GBPs. In order to partially offset such risks at November 30, 2012, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 527,000 Euros and notional amount of 565,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the years ended December 31, 2013, 2012 and 2011, we recorded a net gain (loss) on all foreign currency transactions of approximately $(202,000), $(11,000) and $221,000, respectively, which is included in other income in the accompanying consolidated statements of income. The fair value of our open positions at December 31, 2013 and 2012 was not material.

9.    COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution, office space and equipment. Total rental expense on these operating leases and on our manufacturing and office building for the years ended December 31, 2013, 2012 and 2011, approximated $5.5 million, $4.8 million and $4.1 million, respectively.

The future minimum lease payments for operating leases as of December 31, 2013, consisted of the following (in thousands):

Years Ending	Operating
December 31	Leases

2014	$6,569
2015	5,956
2016	4,974
2017	4,122
2018	4,073
Thereafter	36,067

Total minimum lease payments	$61,761

Sale-Leaseback. During the fourth quarter of 2013, we entered into a sale and leaseback transaction with a third-party lessor for the sale and leaseback of our Pearland, Texas facility for $24.0 million. The lease agreement from this sale and leaseback transaction is accounted for as an operating lease. Under the terms of the lease agreement, we will continue to operate and maintain the building. The lease term is 19.8 years. Payments under the lease agreement are fixed. The lease agreement contains standard termination events, including termination upon a breach of our obligation to make rental payments and upon any other material breach of obligations under the lease, and standard maintenance and return condition provisions.

Irish Government Development Agency Grants. As of December 31, 2013, we had entered into several grant agreements with the Irish Government Development Agency. We have recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses for the years ended December 31, 2013, 2012 and 2011 in the amounts of approximately $1.2 million, $424,000 and $261,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property and equipment. The balance of deferred credits related to such grants as of December 31, 2013 and 2012, was approximately $3.1 million and $3.0 million, respectively. During the years ended December 31, 2013, 2012 and 2011, approximately $139,000, $174,000 and $106,000, respectively, of the deferred credit was amortized as a reduction of operating expenses.

We have committed to repay the Irish government for grants received if we were to cease production in Ireland prior to the expiration of the grant liability period. The grant liability period is usually between five and eight years from the last claim made on a grant. As of December 31, 2013, the total amount of grants that could be subject to refund was approximately $5 million. Our management does not currently believe we will have to repay any of these grant monies, as we have no current intention of ceasing operations in Ireland.

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

On April 4, 2013, we commenced litigation against Bard Access Systems, Inc. ("Bard") in the Third Judicial District Court for Salt Lake County, Utah, seeking a determination that Bard had breached a Purchasing Agreement (the "Agreement") we entered into with Specialized Health Products, Inc., which was subsequently acquired by Bard. Our complaint alleges that Bard improperly terminated the Agreement, causing us substantial damages. Bard has denied our claims, and the proceeding is currently in the discovery phase. Given the early stage of the litigation, it is not possible to estimate the potential outcome of the proceeding or the potential range of any loss; however, we intend to vigorously pursue our claims.

     Intellectual property rights, particularly patents, play a significant role in product development and help differentiate competitors in the medical device market. Competing companies may file infringement lawsuits in attempts to bolster their intellectual property portfolios or enhance their financial standing. Intellectual property litigation is time consuming, costly and unpredictable. Monetary judgments, remedies or restitution are often not determined until the conclusion of trial court proceedings, which can be modified on appeal. Accordingly, the outcomes of pending litigation are difficult to predict or quantify. On September 20, 2013, a third party filed suit for patent infringement against us in the United States District Court, District of Delaware, alleging that we infringe certain patents. The patents generally relate to aspiration catheters. The suit is in its early stages and we are still evaluating the complaint and our defenses.

10.    EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount

Year ended December 31, 2013:
Basic EPS	$16,570	42,607	$0.39
Effect of dilutive stock options and warrants		277

Diluted EPS	$16,570	42,884	$0.39

Year ended December 31, 2012:
Basic EPS	$19,710	42,176	$0.47
Effect of dilutive stock options and warrants		434

Diluted EPS	$19,710	42,610	$0.46

Year ended December 31, 2011:
Basic EPS	$23,044	39,086	$0.59
Effect of dilutive stock options and warrants		647

Diluted EPS	$23,044	39,733	$0.58

For the years ended December 31, 2013, 2012 and 2011, approximately 1,823,000, 1,588,000 and 909,000, respectively, of stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

11.    EMPLOYEE STOCK PURCHASE PLAN STOCK OPTIONS AND WARRANTS.

Our stock-based compensation primarily consists of the following plans:

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards. Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options will typically vest on an annual basis over a three to five year life (or one year if performance based) with contractual lives of seven to ten years. As of December 31, 2013, a total of approximately 1.1 million shares remained available to be issued under the 2006 Incentive Plan.

Employee Stock Purchase Plan. We have a qualified and a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2016. As of December 31, 2013, the total number of shares of Common Stock that remained available to be issued under our qualified plan was approximately 229,000 shares and 60,000 shares for our non-qualified plan. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the Common Stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011
Cost of goods sold	$145	$245	$241
Research and development	87	119	86
Selling, general, and administrative	1,235	1,553	1,317
Stock-based compensation expense before taxes	$1,467	$1,917	$1,644

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.2 million and is expected to be recognized over a weighted average period of 3.3 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted were estimated using the following assumptions for the periods indicated below:

	2013			2012			2011

Risk-free interest rate	0.65%	-	1.16%	0.54%	-	0.95%	0.68%	-	1.34%
Expected option life	4.2	-	6.0 years	4.2	-	6.0 years	4.2	-	6.0 years
Expected dividend yield	—%			—%			—%
Expected price volatility	34.08%	-	41.67%	42.01%	-	44.56%	42.11%	-	45.29%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During the years ended December 31, 2013, 2012 and 2011, approximately 348,000, 128,000 and 844,000 stock-based compensation grants were made, respectively, for a total fair value of approximately $1.4 million, $677,000 and $4.3 million, net of estimated forfeitures, respectively.

The table below presents information related to stock option activity for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Total intrinsic value of stock options exercised	$1,649	$3,472	$9,433
Cash received from stock option exercises	3,281	3,325	7,197
Excess tax benefit from the exercise of stock options	259	877	3,122

Changes in stock options for the year ended December 31, 2013, consisted of the following (shares and intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
2013:
Beginning balance	3,535	$12.55
Granted	348	12.08
Exercised	(368)	10.10
Forfeited/expired	(507)	16.43
Outstanding at December 31	3,008	12.14	2.9	$10,823
Exercisable	2,075	11.73	1.9	8,312
Ending vested and expected to vest	2,991	12.14	2.9	10,772

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $4.01, $5.31 and $5.28, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.58	-	$11.05	764	1.93	$9.96	639	$9.97
$11.41	-	$12.02	859	1.25	11.68	859	11.68
$12.10	-	$13.75	1,094	4.90	13.53	367	13.60
$13.77	-	$15.12	291	3.00	14.03	210	14.08
$9.58	-	$15.12	3,008			2,075

12.    SEGMENT REPORTING AND FOREIGN OPERATIONS

We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolization devices and the CRM/EP devices we acquired through our acquisition of Thomas Medical. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Listed below are the sales by business segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	% Change	2013	% Change	2012	% Change	2011

Cardiovascular
Stand-alone devices	10%	$125,445	12%	$114,242	15%	$101,959
Custom kits and procedure trays	10%	103,700	3%	94,586	11%	91,532
Inflation devices	(4)%	66,182	2%	68,979	8%	67,353
Catheters	16%	75,131	17%	64,878	23%	55,357
Embolization devices	(1)%	33,395	8%	33,870	247%	31,229
CRM/EP	1,359%	28,271	—%	1,938	—%	—
Total	14%	432,124	9%	378,493	21%	347,430

Endoscopy
Endoscopy devices	7%	16,925	31%	15,795	33%	12,019

Total	14%	$449,049	10%	$394,288	21%	$359,449

During the years ended December 31, 2013, 2012 and 2011, we had foreign sales of approximately $165.8 million, $146.3 million and $125.9 million, respectively, or approximately 37%, 37% and 35%, respectively, of total sales, primarily in China,

Japan, Germany, France, the United Kingdom and Russia. Foreign sales are attributed based on location of the customer receiving the product.

Our long-lived assets by geographic area at December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011
United States	$178,130	$176,644	$134,393
Ireland	50,274	48,182	36,008
Other foreign countries	14,866	9,977	8,739
Total	$243,270	$234,803	$179,140

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	2013	2012	2011
Revenues
Cardiovascular	$432,124	$378,493	$347,430
Endoscopy	16,925	15,795	12,019
Total revenues	449,049	394,288	359,449

Operating expenses
Cardiovascular	157,479	142,089	122,600
Endoscopy	9,044	10,262	9,678
Total operating expenses	166,523	152,351	132,278

Operating income (loss)
Cardiovascular	26,597	30,411	38,010
Endoscopy	1,247	(770)	(4,820)
Total operating income	27,844	29,641	33,190

Total other expense - net	(8,005)	(2,023)	(315)
Income tax expense	3,269	7,908	9,831

Net income	$16,570	$19,710	$23,044

Total assets by business segment at December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011
Cardiovascular	$716,659	$692,689	$434,747
Endoscopy	11,624	12,620	12,270
Total	$728,283	$705,309	$447,017

Total depreciation and amortization by business segment for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011

Cardiovascular	$31,594	$21,441	$18,219
Endoscopy	948	1,093	975
Total	$32,542	$22,534	$19,194

Total capital expenditures by business segment for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	2013	2012	2011

Cardiovascular	$59,421	$64,059	$58,775
Endoscopy	84	584	420
Total	$59,505	$64,643	$59,195

13.    ROYALTY AGREEMENTS

During 2007, in connection with the purchase of the ProGuide™ chronic dialysis catheter from Datascope, we entered into a running royalty agreement as partial consideration of the assignment of acquired intellectual property to us. Under this agreement, we agreed to pay Datascope a royalty of 5% of net sales, with annual minimum royalty payments of $50,000 for calendar years 2009 through 2013. During each of the years ended December 31, 2013, 2012 and 2011, we paid or accrued a royalty of $50,000 under this agreement. Our fiscal royalty payments under this agreement will cease after February 2014.

During 2010, in connection with our acquisition of BioSphere, we entered into a running royalty agreement as part of a partnership between BioSphere and L’Assistance Publique-Hôpitaux de Paris, referred to as “AP-HP,” pursuant to which AP-HP has granted us the exclusive license to use two United States patents and their foreign counterparts that we jointly own with AP-HP relating to microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the subject patents. We may sublicense these exclusive rights under the agreement only with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. Under the terms of the royalty agreement, our exclusive license extends for both (i) the term of jointly owned U.S. and foreign counterpart patents and (ii) as long as the products and specialties implementing the patents are marketed. BioSphere filed patent applications which, if issued, will expire in approximately January 2031. The royalty rate in the agreement is 5.0% of net sales until the patents expire, and 2.5% of net sales thereafter as long as the product is sold. We paid or accrued approximately $1.3 million, $1.4 million and $1.3 million in royalty payments to AP-HP for the years ended December 31, 2013, 2012 and 2011, respectively, after the BioSphere acquisition.

See Note 2 for a discussion of additional future royalty commitments related to acquisitions.

14.    EMPLOYEE BENEFIT PLANS

We have a contributory 401(k) savings and profit sharing plan (the “Plan”) covering all U.S. full-time employees who are at least 18 years of age. The Plan has a 90-day minimum service requirement. We may contribute, at our discretion, matching contributions based on the employees’ compensation. Contributions we made to the Plan for the years ended December 31, 2013, 2012 and 2011, totaled approximately $429,000, $1.5 million and $1.2 million, respectively. We have defined contribution plans covering some of our foreign employees. We contribute between three percent and 31% of the employee’s compensation for certain foreign non-management employees, and between ten percent and 31% of the employee’s compensation for certain foreign management employees. Contributions made to these plans for the years ended December 31, 2013, 2012 and 2011, totaled approximately $748,000, $724,000 and $469,000, respectively.

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2013 and 2012 consisted of the following (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Net sales	$103,948	$109,875	$115,210	$120,016
Gross profit	42,993	46,985	51,030	53,359
Income from operations	1,757	6,780	8,391	10,916
Income tax expense (benefit)	(459)	1,253	833	1,642
Net income	671	3,752	5,607	6,540
Basic earnings per common share	0.02	0.09	0.13	0.15
Diluted earnings per common share	0.02	0.09	0.13	0.15

2012
Net sales	$95,618	$100,532	$95,907	$102,231
Gross profit	44,170	47,024	45,335	45,463
Income from operations	8,007	8,222	9,082	4,330
Income tax expense	2,169	2,719	1,811	1,209
Net income	5,748	6,095	7,226	641
Basic earnings per common share	0.14	0.14	0.17	0.02
Diluted earnings per common share	0.14	0.14	0.17	0.01

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

16.    FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013 and 2012, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,203	$—	$1,203	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(1,788)	$—	$(1,788)	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 2 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level

3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the years ended December 31, 2013 and 2012, consisted of the following (in thousands):

	2013	2012
Beginning balance	$6,697	$1,290
Contingent consideration liability recorded as the result of acquisitions (see Note 2)	—	4,704
Initial purchase price adjustments finalized over the period (see Note 2)	—	280
Fair value adjustments recorded to (income) expense during the period	(4,094)	480
Contingent payments made	(77)	(57)
Ending balance	$2,526	$6,697

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at December 31, 2013 and 2012 (amount in thousands):

Contingent consideration liability	Fair value at December 31, 2013	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$2,282	Discounted cash flow	Discount rate	11% - 15%
			Probability of milestone payment	90%
			Projected year of payments	2014-2028

Other payments	$244	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2014-2016

Contingent consideration liability	Fair value at December 31, 2012	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$6,370	Discounted cash flow	Discount rate	10% - 14.5%
			Probability of milestone payment	90%
			Projected year of payments	2013-2028

Other payments	$327	Discounted cash flow	Discount rate	4.5%
			Probability of milestone payment	100%
			Projected year of payments	2013-2015

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of December 31, 2013, approximately $2.3 million was included in other long-term obligations and $274,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2012, approximately $5.9 million was included in other long-term obligations and $723,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the years ended December 31, 2013, 2012 and 2011, we had losses of approximately $8.2 million, $55,000, and $103,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. Of the total loss in 2013, approximately $8.1 million  related to the impairment of our intangible assets related to our Ostial acquisition (see Note 4) during the quarter ended September 30, 2013. The non-recurring fair values of the Ostial intangible assets as of September 30, 2013 were approximately $1.5 million for developed technology and $160,000 for other intangible assets. The fair value of these non-financial assets was measured using Level 3 inputs.

During the quarter ended December 31, 2012, we recognized an impairment charge of approximately $2.4 million, which is included in other expense in the accompanying consolidated statement of income, related to an investment in a privately-held company accounted for at cost. As of December 31, 2012, there was no remaining cost included in our consolidated balance sheets related to this investment, which we deemed to be an appropriate valuation methodology due to the financial position of the investee.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on those criteria and our management’s assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Merit Medical Systems, Inc.

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 12, 2014

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

These items are incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for May 22, 2014. We anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2013, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedule.

—                                   Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deduction (b)	Balance at End of Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2011	$(593)	$(12)	$141	$(464)
2012	(464)	(545)	117	(892)
2013	(892)	(376)	428	(840)

(a) We record a bad debt provision based upon historical experience and a review of individual customer balances.
(b) When an individual customer balance becomes impaired and is deemed uncollectible a deduction is made against the allowance for uncollectible accounts.

Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses (c)	Deduction	Balance at End of Year

TAX VALUATION ALLOWANCE:

2011	$—	$(361)	$—	$(361)
2012	(361)	(864)	—	(1,225)
2013	(1,225)	(138)	—	(1,363)

(c) We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)              Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.

2.1	Agreement and Plan of Merger dated May 13, 2010 by and among Merit Medical Systems, Inc., Merit BioAcquisition Co., and BioSphere Medical, Inc.*	[Form 8-K filed May 13, 2010, Exhibit 2.1]

2.2	Stock Purchase Agreement dated November 26, 2012 by and between Merit Medical Systems, Inc. and Vital Signs, Inc.*	[Form 8-K/A filed January 24 2013, Exhibit 2.1]

3.1	Articles of Incorporation as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]

3.2	Amended and Restated Bylaws*	[Form 10-K filed February 29, 2012, Exhibit No. 3.2]

4	Specimen Certificate of the Common Stock*	[Form S–18 filed October 19, 1989, Exhibit No. 10]

4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]

4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]

4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]

4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]

4.8	Articles of Amendment to the Articles of Incorporation dated May 23, 2008*	[Form 8-K filed May 28, 2008, Exhibit 3.1]

10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*†	[Form 10-Q filed August 14, 1996, Exhibit No. 2]

10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991*†	[Form S–1 filed February 14, 1992, Exhibit No. 8]

10.3	License Agreement, dated April 8, 1992 with Utah Medical Products, Inc.*	[Form S–1 filed February 14, 1992, Exhibit No. 5]

10.4	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10–K for year ended December 31, 1994, Exhibit No. 10.4]

10.12	Amended and Restated Deferred Compensation Plan*†	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]

10.13	Purchase Agreement dated November 17, 2004 between Merit Medical Systems, Inc. and MedSource Packaging Concepts LLC*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.13]

10.17	Unsecured Loan Agreement with Bank of America, N.A.*	[Form 8-K filed December 7, 2006, Exhibit 10.1]

10.18	Seventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2006, Exhibit No. 10.18]

10.19	Stock Purchase Agreement by and between Merit Medical Systems, Inc. and Sheen Man Co. LTD, dated April 1, 2007*	[Form 10-Q filed May 9, 2007, Exhibit No. 10.19]

10.20	Eighth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.20]

10.21	Ninth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.21]

10.22	Tenth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.22]

10.23	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008*†	[Form 8-K filed December 18, 2008, Exhibit 10.1]

10.29	Eleventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2008, Exhibit No. 10.29]

10.30	Twelfth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2008, Exhibit No. 10.30]

10.31	Second Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan*†	[Form 8-K filed May 27, 2009, Exhibit 10.1]

10.32	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 8-K filed January 7, 2010, Exhibit 10.1]

10.33	Stockholder and Voting Agreement, dated as of May 13, 2010, among Merit Medical Systems, Inc., Cerberus Partners, L.P. and Cerberus International, Ltd.*	[Form 8-K/A filed May 14, 2010, Exhibit 10.1]

10.34	Amendment No. 1 to Stockholder and Voting Agreement, dated as of June 1, 2010, among Merit Medical Systems, Inc., Cerberus Partners, L.P. and Cerberus International, Ltd. *	[Form 8-K filed June 2, 2010, Exhibit 10.2]

10.35	Credit Agreement dated as of September 10, 2010 by and among Merit Medical Systems, Inc. and Wells Fargo Bank, National Association*	[Form 8-K/A filed September 16, 2010, Exhibit 10.1]

10.36	Amended and Restated Employment Agreement of Fred P. Lampropoulos dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.36]

10.37	Amended and Restated Employment Agreement of Kent Stanger dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.37]

10.38	Amended and Restated Employment Agreement of Marty Stephens dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.38]

10.39	Amended and Restated Employment Agreement of Rashelle Perry dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.39]

10.40	Amended and Restated Employment Agreement of Arlin D. Nelson dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.40]

10.41	Stock Purchase Agreement by and between Vital Signs, Inc. and Merit Medical Systems, Inc., dated as of November 26, 2012*	[Form 8-K/A filed November 30, 2012, Exhibit 2.1]

10.42	Amended and Restated Credit Agreement dated December 19, 2012 by and among Merit Medical Systems, Inc. and Wells Fargo Bank, National Association*	[Form 8-K filed December 21, 2012, Exhibit 10.1]

10.43	Amended and Restated Stock Purchase Agreement by and between Vital Signs, Inc. and Merit Medical Systems, Inc., dated as of November 26, 2012*	[Form 8-K/A filed January 24, 2013, Exhibit 2.1]

10.44
First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2013, by and among Merit Medical Systems, Inc., certain subsidiaries of Merit Medical Systems, Inc., the lenders identified therein and Wells Fargo Bank, as administrative agent for the lenders*
[Form 10-Q for quarter ended September 30, 2013, Exhibit No. 10.1]

21	Subsidiaries of Merit Medical Systems, Inc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

101
The following materials from the Merit Medical Systems, Inc.  Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes.
Filed herewith

*     These exhibits are incorporated herein by reference.
†     Indicates management contract or compensatory plan or arrangement.

(c)          Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on March 12, 2014.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos	(Principal executive officer)

/s/: KENT W. STANGER	Chief Financial Officer, Secretary, Treasurer and
Kent W. Stanger	Director (Principal financial and accounting officer)

/s/: A. SCOTT ANDERSON	Director
A. Scott Anderson

/s/: RICHARD W. EDELMAN	Director
Richard W. Edelman

/s/: NOLAN E. KARRAS	Director
Nolan E. Karras

/s/: FRANKLIN J. MILLER	Director
Franklin J. Miller

/s/: MICHAEL E. STILLABOWER	Director
Michael E. Stillabower