Form 10-Q
period 2014-03-31
MERIT MEDICAL SYSTEMS INC
filed 2014-05-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	42,972,946
Title or class	Number of Shares Outstanding at May 5, 2014

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2014 AND DECEMBER 31, 2013 (In thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,591	$7,459
Trade receivables — net of allowance for uncollectible accounts — 2014 — $908 and 2013 — $840	64,326	60,186
Employee receivables	190	224
Other receivables	2,834	3,279
Inventories	84,730	82,378
Prepaid expenses	5,767	5,121
Prepaid income taxes	1,232	1,232
Deferred income tax assets	5,617	5,638
Income tax refund receivables	211	398

Total current assets	177,498	165,915

PROPERTY AND EQUIPMENT:
Land and land improvements	16,265	16,240
Buildings	129,702	127,747
Manufacturing equipment	141,982	136,768
Furniture and fixtures	34,105	32,327
Leasehold improvements	13,712	13,692
Construction-in-progress	25,582	25,172

Total property and equipment	361,348	351,946

Less accumulated depreciation	(113,363)	(108,676)

Property and equipment — net	247,985	243,270

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2014 — $20,228 and 2013 — $17,602	88,427	91,052
Other — net of accumulated amortization — 2014 — $19,938 and 2013 — $18,870	28,267	28,935
Goodwill	184,505	184,505
Deferred income tax assets	800	800
Other assets	14,328	13,806

Total other assets	316,327	319,098

TOTAL	$741,810	$728,283
See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2014 AND DECEMBER 31, 2013 (In thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$27,236	$26,511
Accrued expenses	30,497	27,702
Current portion of long-term debt	10,000	10,000
Advances from employees	803	292
Income taxes payable	912	1,089

Total current liabilities	69,448	65,594

LONG-TERM DEBT	244,441	238,854

DEFERRED INCOME TAX LIABILITIES	2,548	2,548

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,031	2,031

DEFERRED COMPENSATION PAYABLE	8,116	7,833

DEFERRED CREDITS	3,019	3,065

OTHER LONG-TERM OBLIGATIONS	2,578	2,652

Total liabilities	332,181	322,577

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)	0	0

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2014 and December 31, 2013; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 42,955 and 42,846 shares issued at March 31, 2014 and December 31, 2013, respectively	178,866	177,775
Retained earnings	229,811	226,988
Accumulated other comprehensive income	952	943

Total stockholders’ equity	409,629	405,706

TOTAL	$741,810	$728,283

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (In thousands, except per common share amounts - unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET SALES	$119,236	$103,948

COST OF SALES	67,193	60,955

GROSS PROFIT	52,043	42,993

OPERATING EXPENSES:
Selling, general, and administrative	36,774	32,128
Research and development	8,780	9,108

Total operating expenses	45,554	41,236

INCOME FROM OPERATIONS	6,489	1,757

OTHER INCOME (EXPENSE):
Interest income	67	57
Interest (expense)	(2,606)	(1,539)
Other (expense) — net	(64)	(63)

Other expense — net	(2,603)	(1,545)

INCOME BEFORE INCOME TAXES	3,886	212

INCOME TAX EXPENSE (BENEFIT)	1,063	(459)

NET INCOME	$2,823	$671

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.02

Diluted	$0.07	$0.02

AVERAGE COMMON SHARES:
Basic	42,865	42,520

Diluted	43,234	42,835

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands - unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,823	$671
Other comprehensive income (loss):
Interest rate swap, net of tax effect of $30, ($143)	(47)	225
Foreign currency translation adjustment, net of tax effect of $52, $8	56	(224)
Total other comprehensive income	9	1
Total comprehensive income	$2,832	$672

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,823	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,702	7,683
Losses on sales and/or abandonment of property and equipment	91	7
Write-off of patents and intangible assets	34	2
Amortization of deferred credits	(45)	(32)
Amortization of long-term debt issuance costs	247	199
Deferred income taxes	21	2
Excess tax benefits from stock-based compensation	(168)	(53)
Stock-based compensation expense	339	459
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(4,115)	(1,473)
Employee receivables	35	(18)
Other receivables	439	(586)
Inventories	(2,352)	2,149
Prepaid expenses	(651)	(1,242)
Prepaid income taxes	—	17
Income tax refund receivables	192	(782)
Other assets	(847)	(377)
Trade payables	(485)	(2,084)
Accrued expenses	2,868	(2,280)
Advances from employees	509	90
Income taxes payable	91	(34)
Deferred compensation payable	282	281
Other long-term obligations	(50)	294

Total adjustments	5,137	2,222

Net cash provided by operating activities	7,960	2,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(8,708)	(19,961)
Intangible assets	(433)	(394)
Proceeds from the sale of property and equipment	18	8
Cash paid in acquisitions, net of cash acquired	—	(1,000)

Net cash used in investing activities	(9,123)	(21,347)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$803	$571
Proceeds from issuance of long-term debt	36,010	34,199
Payments on long-term debt	(30,423)	(17,512)
Proceeds from industrial assistant grants	—	750
Excess tax benefits from stock-based compensation	168	53
Contingent payments related to acquisitions	(24)	(19)
Payment of taxes related to an exchange of common stock	(220)	—

Net cash provided by financing activities	6,314	18,042

EFFECT OF EXCHANGE RATES ON CASH	(19)	(290)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,132	(702)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,459	9,719

End of period	$12,591	$9,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $126 and $394, respectively)	$2,644	$1,493

Income taxes	$782	$403

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,180	$5,354

Merit common stock surrendered (108 and 0 shares, respectively) in exchange for exercise of stock options	$1,641	$—

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2014 and our results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$43,692	$43,364
Work-in-process	9,662	6,222
Raw materials	31,376	32,792

Total	$84,730	$82,378

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of goods sold	$43	$54
Research and development	16	25
Selling, general, and administrative	280	380
Stock-based compensation expense before taxes	$339	$459

As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $3.5 million and is expected to be recognized over a weighted average period of 3.0 years.

We did not grant any stock-based awards during the three months ended March 31, 2014. During the three-months ended March 31, 2013, we granted awards representing 50,000 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

Three Months Ended
March 31,
2013
Risk-free interest rate	0.65%
Expected option life	4.2 years
Expected dividend yield	—%
Expected price volatility	40.2%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Period ended March 31, 2014
Basic EPS	$2,823	42,865	$0.07
Effect of dilutive stock options and warrants		369

Diluted EPS	$2,823	43,234	$0.07

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		362

Period ended March 31, 2013
Basic EPS	$671	42,520	$0.02
Effect of dilutive stock options and warrants		315

Diluted EPS	$671	42,835	$0.02

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,696

5. Acquisitions. On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement we executed with Datascope Corp. ("Datascope"), a Delaware corporation. The primary assets we acquired consist of the Safeguard® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. We accounted for this acquisition as a business combination. We made a payment of approximately $27.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the consolidated statements of income included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 12, 2014 (the "2013 Form 10-K"), were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Datascope products were approximately $1.6 million. It is not practical to separately report the earnings related to the Datascope acquisition, as we cannot split out sales costs related to Datascope products, principally because our sales representatives are selling multiple products (including Datascope products) in the cardiovascular business segment. The total purchase price was preliminarily allocated as follows (in thousands):

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

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement with Radial Assist, LLC ("Radial Assist"), a Georgia limited liability company. The primary assets we acquired consist of the Rad Board®, Rad Board®Xtra™, Rad Trac™, and Rad Rest® devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. We accounted for this acquisition as a business combination. We made a payment of approximately $2.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the consolidated statements of income included in the 2013 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Radial Assist products were approximately $191,000. It is not practical to separately report the earnings related to the Radial Assist acquisition, as we cannot split out sales costs related to Radial Assist products, principally because our sales representatives are selling multiple products (including Radial Assist products) in the cardiovascular business segment. The total purchase price was preliminarily allocated as follows (in thousands):

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

In connection with our Datascope and Radial Assist acquisitions, we paid approximately $798,000 in long-term debt issuance costs to Wells Fargo Bank related to the amendment of our Credit Agreement (see Note 9). These costs consist primarily of loan origination fees that we intend to amortize over the remaining contract term of our Credit Agreement, which matures December 19, 2017.

The following table summarizes our unaudited consolidated results of operations for the three-month period ended March 31, 2013, as well as unaudited pro forma consolidated results of operations as though the Datascope acquisition had occurred on January 1, 2013 (in thousands, except per common share amounts):

	Three Months Ended
	March 31, 2013
	As Reported	Pro Forma
Net sales	$103,948	$105,709
Net income	671	851
Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments for amortization expense related to acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the Datascope acquisition had occurred on January 1, 2013, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Radial Assist acquisition, as we do not deem the pro forma effect of the transaction to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations (see Note 12). The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolization devices and the CRM/EP devices we acquired through our acquisition of Thomas Medical Products, Inc. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues
Cardiovascular	$114,907	$99,754
Endoscopy	4,329	4,194
Total Revenues	119,236	103,948

Operating income
Cardiovascular	6,396	1,628
Endoscopy	93	129
Total operating income	$6,489	$1,757

7. Recent Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this guidance early, as permitted, for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2014 was 27.4% compared to (217.2)% for the three months ended March 31, 2013. Our provision for income taxes for the three months ended March 31, 2014 totaled $1.1 million of expense compared to $459,000 of benefit for the corresponding period of 2013. This fluctuation was primarily driven by an increase in income before tax in 2014 and a discrete tax benefit of approximately $500,000 recognized during the first quarter of 2013 associated with the 2012 federal research and development credit. On January 2, 2013, the American Taxpayer Relief Act of 2012, which included a reinstatement of the federal research and development credit for the tax year ended December 31, 2012, was signed into law. As a result, we recognized the retroactive benefit of the federal research and development credit for 2012 as a discrete item in the first quarter of 2013, the period in which the reinstatement was enacted.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Term loan	$90,000	$92,500
Revolving credit loans	164,441	156,354
Total long-term debt	254,441	248,854
Less current portion	10,000	10,000
Long-term portion	$244,441	$238,854

Future minimum principal payments on our long-term debt as of March 31, 2014, were as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2014	$7,500
2015	10,000
2016	10,000
2017	226,941
Total future minimum principal payments	$254,441

As of March 31, 2014, we had outstanding borrowings of approximately $254.4 million under the Credit Agreement, with available borrowings of approximately $26.6 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of March 31, 2014 was a fixed rate of 4.23% on $143.7 million as a result of an interest rate swap (see Note 10), a variable floating rate of 3.41% on $109.3 million and a variable floating rate of 3.49% on approximately $1.4 million. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap, variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million.

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

As of March 31, 2014, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at March 31, 2014 was an asset of approximately $1.1 million, which was offset by approximately $438,000 in deferred taxes. During the three months ended March 31, 2014 and 2013, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was included in interest expense in the accompanying consolidated statements of income and was not material.

Foreign Currency Forward Contracts. On February 28, 2014, we forecasted a net foreign currency exposure for March 31, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 966,000 Euros and 652,000 GBPs. In order to partially offset such risks at February 28, 2014, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 966,000 Euros and notional amount of 652,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three months ended March 31, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of March 31, 2014, were not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,126	$—	$1,126	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,203	$—	$1,203	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three months ended March 31, 2014 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Beginning balance	$2,526	$6,697
Fair value adjustments recorded to (income) expense during the period	11	16
Contingent payments made	(24)	(19)
Ending balance	$2,513	$6,694

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at March 31, 2014 (amount in thousands):

Contingent consideration liability	Fair value at March 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$2,265	Discounted cash flow	Discount rate	11% - 15%
			Probability of milestone payment	90%
			Projected year of payments	2014-2028

Other payments	$248	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2014-2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of March 31, 2014, approximately $2.1 million was included in other long-term obligations and $407,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2013, approximately $2.3 million was included in other long-term obligations and $274,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three-month periods ended March 31, 2014 and 2013, we had losses of approximately $34,000 and $2,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014.

Other intangible assets at March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,702	$(2,430)	$7,272
Distribution agreements	5,176	(1,900)	3,276
License agreements	3,783	(1,360)	2,423
Trademarks	7,622	(1,968)	5,654
Covenants not to compete	1,029	(458)	571
Customer lists	20,626	(11,555)	9,071
Royalty agreements	267	(267)	—

Total	$48,205	$(19,938)	$28,267

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,302	$(2,374)	$6,928
Distribution agreements	5,176	(1,780)	3,396
License agreements	3,783	(1,249)	2,534
Trademarks	7,622	(1,844)	5,778
Covenants not to compete	1,029	(399)	630
Customer lists	20,626	(10,957)	9,669
Royalty agreements	267	(267)	—

Total	$47,805	$(18,870)	$28,935

Aggregate amortization expense for the three-month periods ended March 31, 2014 and 2013, was approximately $3.7 million and $3.5 million respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of March 31, 2014 (in thousands):

Year Ending December 31
Remaining 2014	$11,423
2015	14,796
2016	14,061
2017	13,677
2018	13,140

13. Commitments and Contingencies. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contractual disputes and employment matters. We do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs for these matters such as outside counsel fees and expenses are charged to expense in the period incurred.

On April 4, 2013, we commenced litigation against Bard Access Systems, Inc. ("Bard") in the Third Judicial District Court for Salt Lake County, Utah, seeking a determination that Bard had breached a Purchasing Agreement (the "Purchasing Agreement") we entered into with Specialized Health Products, Inc., which was subsequently acquired by Bard. Our complaint alleges that Bard improperly terminated the Purchasing Agreement, causing us substantial damages. Bard has denied our claims, and the proceeding is currently in the discovery phase. Given the early stage of the litigation, it is not possible to estimate the potential outcome of the proceeding or the potential range of any loss; however, we intend to vigorously pursue our claims.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2013 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, and includes our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three-month period ended March 31, 2014, we reported record sales of approximately $119.2 million, up approximately $15.3 million, or 14.7%, from the three months ended March 31, 2013 of $103.9 million.

Gross profit as a percentage of sales increased to 43.6% for the first quarter of 2014, compared to 41.4% for the first quarter of 2013. The increase was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the first quarter of 2014 when compared to the corresponding period of 2013.

Net income for the three months ended March 31, 2014 was approximately $2.8 million, or $0.07 per share, as compared to $671,000, or $0.02 per share, for the three months ended March 31, 2013. The increase in net income was attributable primarily to increased sales and higher gross margins, which were partially offset by increases in selling, general, and administrative expenses and interest expense and a higher effective income tax rate.

Beginning January 1, 2014, we reorganized our U.S. direct sales force into two divisions: the cardiovascular division ("CVD") and the interventional procedure division ("IPD"). The CVD has 54 sales representatives and the IPD has 35 sales representatives. We undertook the reorganization in an effort to address the diversity and complexity of our product offerings. We believe this reorganization to our U.S. direct sales force will contribute to improved sales growth of our newly acquired products and facilitate the launch of new products, most of which have higher gross profit margins than the gross margin of many of our existing products.

Our international sales growth was strong for the quarter ended March 31, 2014. Sales for the first quarter of 2014 were approximately $46.3 million, or 39% of total sales, up 23% from the same period in 2013. The increase in international sales was primarily driven by increased growth in Europe direct sales of approximately $3.2 million, China sales of approximately $2.8 million, and Russia sales of approximately $880,000.

We intend to continue to invest in emerging international markets such as Brazil, Russia, India and China, in an effort to expand our market opportunities.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2014 and 2013 indicated:

	Three Months Ended
	March 31,
	2014	2013
Net sales	100%	100%
Gross profit	43.6%	41.4%
Selling, general, and administrative expenses	30.9%	30.9%
Research and development expenses	7.4%	8.8%
Income from operations	5.4%	1.7%
Other expense - net	(2.2)%	(1.5)%
Income before income taxes	3.3%	0.2%
Net income	2.4%	0.6%

Sales. Sales for the three months ended March 31, 2014 increased by 14.7%, or approximately $15.3 million, compared to the corresponding period of 2013. Listed below are the sales by product category within each business segment for the three-month periods ended March 31, 2014 and 2013 (in thousands):

		Three Months Ended
		March 31,
	% Change	2014	2013
Cardiovascular
Stand-alone devices	18%	$34,727	$29,499
Custom kits and procedure trays	3%	25,216	24,497
Inflation devices	10%	17,230	15,609
Catheters	16%	20,082	17,295
Embolization devices	28%	9,519	7,412
CRM/EP	49%	8,133	5,442
Total	15%	114,907	99,754

Endoscopy
Endoscopy devices	3%	4,329	4,194

Total	15%	$119,236	$103,948

Our cardiovascular sales increased $15.1 million, or approximately 15%, for the quarter ended March 31, 2014 on sales of approximately $114.9 million, compared to sales of $99.8 million for the corresponding period of 2013. This improvement was largely the result of increased sales of our stand-alone devices (particularly our Safeguard Pressure Assisted Device, hemostasis product line, and tubing product line), catheters (particularly our cardiology diagnostic catheters, prelude introducer sheath product line and micro catheter product line) cardiac rhythm management ("CRM") and electrophysiology ("EP") devices.

Our endoscopy sales increased 3% for the quarter ended March 31, 2014, on sales of approximately $4.3 million, when compared to the corresponding period of 2013 of approximately $4.2 million, primarily related to an increase in sales of our EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales was up to 43.6% for the first quarter of 2014, compared to 41.4% for the first quarter of 2013. The increase was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the first quarter of 2014, when compared to the comparable prior period of 2013.

Operating Expenses. Selling, general, and administrative expenses increased $4.6 million but remained essentially unchanged at 30.9% as a percentage of sales for the three months ended March 31, 2014, compared with 30.9% as a percentage of sales for the three months ended March 31, 2013. Excluding Thomas Medical acquisition costs and severance-related costs of approximately $945,000 for the first quarter of 2013, selling, general, and administrative expenses would have been 30.0%. The increase in selling, general, and administrative expenses, absent these non-recurring costs, was primarily related to headcount additions to support our domestic sales force reorganization, international sales expansions, and costs associated with our new facility in Pearland, Texas, which are currently being recorded as selling, general, and administrative expenses during a transition period of approximately six months as we complete the movement and qualification of production equipment from the old facility to the new facility.

Research and Development Expenses. Research and development expenses were 7.4% of sales for the three months ended March 31, 2014, compared with 8.8% of sales for the three months ended March 31, 2013. The reduction in R&D expense was primarily due to the absence of any severance expense recorded in the first quarter of 2014, compared to approximately $415,000 of severance expense recorded in the first quarter of 2013.

Operating Income. The following table sets forth our operating income by business segment for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating Income
Cardiovascular	6,396	1,628
Endoscopy	93	129
Total operating income	$6,489	$1,757

Cardiovascular Operating Income.  During the first quarter of 2014, we reported income from operations of approximately $6.4 million from our cardiovascular business segment, compared to income from operations of approximately $1.6 million for the corresponding period of 2013. The increase in operating income was primarily the result of increased sales and higher gross margins, which were partially offset by increases in selling, general, and administrative expenses and interest expense and a higher effective income tax rate.

Endoscopy Operating Income.  During the first quarter of 2014, we reported income from operations of approximately $93,000 from our endoscopy business segment, compared to income from operations of approximately $129,000 for the corresponding period of 2013. The decrease in operating income was primarily the result of higher selling, general, and administrative expenses.

Other Expense - Net.  Other expense for the first quarter of 2014 was approximately $2.6 million, compared to other expense of approximately $1.5 million for the first quarter of 2013. The increase in other expense for the first quarter of 2014, when compared to the first quarter of 2013, was principally the result of higher interest expense related to higher debt balances and interest rates.

Income Taxes.  Our overall effective tax rate for the three months ended March 31, 2014 was 27.4% compared to (217.2)% for the three months ended March 31, 2013. Our provision for income taxes for the three months ended March 31, 2014 totaled $1.1 million of expense compared to $459,000 of benefit for the corresponding period of 2013. Excluding the reinstatement of the 2012 research and development tax credit of approximately $500,000, our effective tax rate would have been 19.2% for the first quarter of 2013. The increase in the effective tax rate was primarily the result of a higher mix of projected earnings for our U.S. operations which are taxed at a higher rate than our operations in foreign jurisdictions (primarily Ireland).

Net Income.  During the first quarter of 2014, we reported net income of $2.8 million, an increase of 320.7% from $671,000 for the first quarter of 2013. The increase in net income was primarily affected by increased sales and higher gross margins, which was partially offset by increases in selling, general, and administrative expenses and interest expense and a higher effective income tax rate.

Liquidity and Capital Resources

Our working capital as of March 31, 2014 and December 31, 2013 was $108.1 million and $100.3 million respectively. The increase in working capital during the three months ended March 31, 2014 was primarily the result of increases in cash, trade receivables and inventory balances, which were partially offset by increases in accrued expenses and trade payables. As of March 31, 2014, we had a current ratio of 2.56 to 1.

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $12.6 million and $7.5 million respectively, of which approximately $10.7 million and $6.9 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $8.7 million and $6.0 million, respectively, held by our subsidiary in China.

During the three months ended March 31, 2014, our inventory balances increased by approximately $2.4 million, from $82.4 million at December 31, 2013 to $84.7 million at March 31, 2014. The trailing twelve months inventory turns for the three-month period ended March 31, 2014 improved to 3.12, compared to 2.90 for the three-month period ended March 31, 2013.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

As of March 31, 2014, we had available borrowings under the Credit Agreement of approximately $26.6 million. Our interest rate under the Credit Agreement as of March 31, 2014 was a fixed rate of 4.23% on $143.7 million as a result of an interest rate swap (see Note 10), a variable floating rate of 3.41% on $109.3 million and a variable floating rate of 3.49% on approximately $1.4 million. Our Total Leverage Ratio under the Credit Agreement for the quarter ended March 31, 2014, was 3.46 to 1. As a result of the quarterly adjustment of our Total Leverage Ratio, as contemplated by the Credit Agreement, the base interest rate on our term loan and amounts outstanding on our revolving credit loans is scheduled to drop 1% to 2.25%, from the current base rate of 3.25%, on May 25, 2014. The new base rate of 2.25% is scheduled to remain in effect until August 25, 2014, at which time the Credit Agreement provides for a new base rate to be determined.

Capital expenditures for property and equipment were approximately $8.7 million and $20.0 million, respectively, for the three-month periods ended March 31, 2014 and 2013. Our capital expenditures for the quarter ended March 31, 2014 were significantly lower than capital expenditures for the quarter ended March 31, 2013, primarily because during the first quarter of 2013 we were in the final stages of constructing a new production warehouse (including an automated material handling system) and administrative office building totaling 253,000 square feet at our world headquarters in South Jordan, Utah, which we completed in May 2013, and we did not incur comparable expenses during the first quarter of 2014.

We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $26.6 million of borrowing availability as of March 31, 2014), as amended, and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

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

During the years ended December 31, 2013, 2012 and 2011, we recorded obsolescence expense of approximately $2.7 million, $2.3 million, and $1.5 million, respectively, and wrote off approximately $2.8 million, $1.5 million, and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2014 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2013, which was completed during the third quarter of 2013, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount.

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

Contingent consideration is an obligation by the buyer to transfer additional assets or equity interests to the former owner upon reaching certain performance targets. Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. In connection with a business combination, any contingent consideration is recorded on the acquisition date based upon the consideration expected to be transferred in the future. We utilize a discounted cash flow method, which includes a probability factor for milestone payments, in valuing the contingent consideration liability. We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income. Significant increases or decreases in our estimates could result in changes to the estimated fair value of our contingent consideration liability, as the result of changes in the timing and amount of revenue estimates, as well as changes in the discount rate or periods.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan, and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2014, a portion of our revenues (approximately $27.3 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended March 31, 2014 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended March 31, 2014, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $414,000, or 0.35%, and a decrease of 0.08% in gross profit, primarily as a result of an increase in Irish manufacturing operating costs denominated in Euros.

On February 28, 2014, we forecasted a net exposure for March 31, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 966,000 Euros and 652,000 GBPs. In order to partially offset such risks at February 28, 2014, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 966,000 Euros and notional amount of 652,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three months ended March 31, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of March 31, 2014, were not material.

As discussed in Note 9 to our consolidated financial statements, as of March 31, 2014, we had outstanding borrowings of approximately $254.4 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.1 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 9, 2014	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 9, 2014	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER