Form 10-Q
period 2014-06-30
MERIT MEDICAL SYSTEMS INC
filed 2014-08-11
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	43,228,865
Title or class	Number of Shares Outstanding at August 6, 2014

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2014 AND DECEMBER 31, 2013 (In thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,401	$7,459
Trade receivables — net of allowance for uncollectible accounts — 2014 — $903 and 2013 — $840	67,345	60,186
Employee receivables	180	224
Other receivables	4,033	3,279
Inventories	86,471	82,378
Prepaid expenses	5,477	5,121
Prepaid income taxes	1,230	1,232
Deferred income tax assets	5,619	5,638
Income tax refund receivables	297	398

Total current assets	180,053	165,915

PROPERTY AND EQUIPMENT:
Land and land improvements	17,214	16,240
Buildings	129,967	127,747
Manufacturing equipment	145,473	136,768
Furniture and fixtures	35,166	32,327
Leasehold improvements	14,651	13,692
Construction-in-progress	26,911	25,172

Total property and equipment	369,382	351,946

Less accumulated depreciation	(118,509)	(108,676)

Property and equipment — net	250,873	243,270

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2014 — $22,862 and 2013 — $17,602	85,763	91,052
Other — net of accumulated amortization — 2014 — $21,021 and 2013 — $18,870	27,582	28,935
Goodwill	184,505	184,505
Deferred income tax assets	800	800
Other assets	14,544	13,806

Total other assets	313,194	319,098

TOTAL	$744,120	$728,283
See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2014 AND DECEMBER 31, 2013 (In thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$28,180	$26,511
Accrued expenses	31,141	27,702
Current portion of long-term debt	10,000	10,000
Advances from employees	660	292
Income taxes payable	1,161	1,089

Total current liabilities	71,142	65,594

LONG-TERM DEBT	238,375	238,854

DEFERRED INCOME TAX LIABILITIES	2,533	2,548

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,767	2,031

DEFERRED COMPENSATION PAYABLE	8,365	7,833

DEFERRED CREDITS	2,977	3,065

OTHER LONG-TERM OBLIGATIONS	3,060	2,652

Total liabilities	328,219	322,577

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2014 and December 31, 2013; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 43,223 and 42,846 shares issued at June 30, 2014 and December 31, 2013, respectively	181,983	177,775
Retained earnings	233,527	226,988
Accumulated other comprehensive income	391	943

Total stockholders’ equity	415,901	405,706

TOTAL	$744,120	$728,283

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (In thousands, except per common share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES	$128,865	$109,875	$248,101	$213,823

COST OF SALES	73,241	62,890	140,434	123,845

GROSS PROFIT	55,624	46,985	107,667	89,978

OPERATING EXPENSES:
Selling, general, and administrative	38,599	31,557	75,373	63,685
Research and development	9,641	8,648	18,421	17,756

Total operating expenses	48,240	40,205	93,794	81,441

INCOME FROM OPERATIONS	7,384	6,780	13,873	8,537

OTHER INCOME (EXPENSE):
Interest income	79	74	146	131
Interest (expense)	(2,353)	(1,842)	(4,959)	(3,381)
Other (expense) — net	(28)	(7)	(92)	(70)

Other (expense) — net	(2,302)	(1,775)	(4,905)	(3,320)

INCOME BEFORE INCOME TAXES	5,082	5,005	8,968	5,217

INCOME TAX EXPENSE	1,366	1,253	2,429	794

NET INCOME	$3,716	$3,752	$6,539	$4,423

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.09	$0.15	$0.10

Diluted	$0.09	$0.09	$0.15	$0.10

AVERAGE COMMON SHARES:
Basic	43,061	42,562	42,963	42,541

Diluted	43,310	42,670	43,272	42,753

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$3,716	$3,752	$6,539	$4,423
Other comprehensive income (loss):
Interest rate swap	(782)	2,886	(860)	3,255
Less income tax benefit (expense)	304	(1,123)	334	(1,266)
Foreign currency translation adjustment	(62)	168	(57)	(81)
Less income tax benefit (expense)	(21)	(16)	31	8
Total other comprehensive income (loss)	(561)	1,915	(552)	1,916
Total comprehensive income	$3,155	$5,667	$5,987	$6,339

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,539	4,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,593	15,729
Losses (gains) on sales and/or abandonment of property and equipment	289	(10)
Write-off of patents	119	53
Amortization of deferred credits	(88)	(64)
Amortization of long-term debt issuance costs	494	399
Deferred income taxes	19	(6)
Excess tax benefits from stock-based compensation	(236)	(124)
Stock-based compensation expense	663	783
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(7,152)	(5,190)
Employee receivables	44	(27)
Other receivables	(753)	(463)
Inventories	(4,094)	3,039
Prepaid expenses	(366)	(669)
Prepaid income taxes	3	8
Income tax refund receivables	24	1,073
Other assets	(641)	(813)
Trade payables	2,299	586
Accrued expenses	3,539	(3,705)
Advances from employees	371	142
Income taxes payable	759	(1,319)
Liabilities related to unrecognized tax benefits	(264)	—
Deferred compensation payable	532	647
Other long-term obligations	446	(127)

Total adjustments	13,600	9,942

Net cash provided by operating activities	20,139	14,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(18,716)	(30,389)
Intangible assets	(925)	(661)
Proceeds from the sale of property and equipment	21	53
Cash paid in acquisitions, net of cash acquired	(1,450)	(1,000)

Net cash used in investing activities	(21,070)	(31,997)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,528	$876
Proceeds from issuance of long-term debt	71,734	71,172
Payments on long-term debt	(72,213)	(51,910)
Proceeds from industrial assistant grants	—	750
Excess tax benefits from stock-based compensation	236	124
Contingent payments related to acquisitions	(38)	(38)
Payment of taxes related to an exchange of common stock	(220)	(21)

Net cash provided by financing activities	3,027	20,953

EFFECT OF EXCHANGE RATES ON CASH	(154)	103

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,942	3,424

CASH AND CASH EQUIVALENTS:
Beginning of period	7,459	9,719

End of period	$9,401	$13,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $213 and $570, respectively)	$4,969	$2,970

Income taxes	$1,911	$1,071

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,433	$12,372

Merit common stock surrendered (108 and 45 shares, respectively) in exchange for exercise of stock options	$1,641	$452

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six months ended June 30, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2014 and our results of operations and cash flows for the three and six-month periods ended June 30, 2014 and 2013. The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2014 (the "2013 Form 10-K").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$43,221	$43,364
Work-in-process	11,098	6,222
Raw materials	32,152	32,792

Total	$86,471	$82,378

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$46	$26	89	$80
Research and development	17	24	33	49
Selling, general, and administrative	261	274	541	654
Stock-based compensation expense before taxes	$324	$324	$663	$783

As of June 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $3.7 million and is expected to be recognized over a weighted average period of 3.0 years.

During the three and six months ended June 30, 2014, we granted awards representing 125,000 shares of our common stock. During the three and six months ended June 30, 2013, we granted awards representing 125,000 and 175,000 shares, respectively, of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

	Six Months Ended
	June 30,	June 30,
	2014	2013
Risk-free interest rate	1.97%	0.65% - 1.16%
Expected option life	5.5 years	4.2 - 6.0 years
Expected dividend yield	—%	—%
Expected price volatility	36.90%	40.20% - 41.67%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2014
Basic EPS	$3,716	43,061	$0.09	$6,539	42,963	$0.15
Effect of dilutive stock options and warrants		249			309

Diluted EPS	$3,716	43,310	$0.09	$6,539	43,272	$0.15

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,173			1,434

Period ended June 30, 2013
Basic EPS	$3,752	42,562	$0.09	$4,423	42,541	$0.10
Effect of dilutive stock options and warrants		108			212

Diluted EPS	$3,752	42,670	$0.09	$4,423	42,753	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		2,821			2,258

5. Acquisitions. On May 8, 2014, we purchased 737,628 shares of the common stock of G Medix, Inc., a Minnesota corporation ("G Medix"), for an aggregate price of approximately $1.8 million. Our purchase of the G Medix shares, which represents an ownership interest in G Medix of approximately 19%, has been accounted for at cost. We made a refundable advance to G Medix of $350,000 in 2013 that was credited against the final purchase amount, resulting in $1.45 million of cash paid for acquisitions during 2014. G Medix develops catheter-based therapeutic devices.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement we executed with Datascope Corp. ("Datascope"), a Delaware corporation. The primary assets we acquired consist of the Safeguard® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. We accounted for this acquisition as a business combination. We made a payment of approximately $27.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the consolidated statements of income included in the 2013 Form 10-K, were not material. The results of operations related to the Datascope acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Datascope products were approximately $1.6 million. It is not practical to separately report the earnings related to the Datascope acquisition, as we do not split out sales costs related to Datascope products, principally because our sales representatives sell multiple products (including Datascope products) in the cardiovascular business segment. The total purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$478
Intangibles
Developed technology	18,200
Customer lists	390
Trademarks	320
Goodwill	8,112

Total assets acquired	$27,500

With respect to the Datascope assets, we intend to amortize developed technology over ten years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is ten years.

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

With respect to the Radial Assist assets, we intend to amortize developed technology over ten years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10.07 years.

In connection with our Datascope and Radial Assist acquisitions, we paid approximately $798,000 in long-term debt issuance costs to Wells Fargo Bank related to the amendment of our Credit Agreement (see Note 9). These costs consisted primarily of loan origination fees that we intend to amortize over the remaining contract term of our Credit Agreement, which matures on December 19, 2017.

The following table summarizes our unaudited consolidated results of operations for the three and six-month periods ended June 30, 2013, as well as unaudited pro forma consolidated results of operations as though the Datascope acquisition had occurred on January 1, 2013 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$109,875	$111,636	$213,823	$217,346
Net income	3,752	3,933	4,423	4,784
Earnings per common share:
Basic	$0.09	$0.09	$0.10	$0.11
Diluted	$0.09	$0.09	$0.10	$0.11

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments for amortization expense related to acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the Datascope acquisition had occurred on January 1, 2013, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Radial Assist acquisition, as we do not deem the pro forma effect of the Radial Assist transaction to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations (see Note 12). The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolization devices and the CRM/EP devices we acquired through our acquisition of Thomas Medical Products, Inc. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income. Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Cardiovascular	$124,669	$105,953	239,576	$205,707
Endoscopy	4,196	3,922	8,525	8,116
Total Revenues	128,865	109,875	248,101	213,823

Operating income
Cardiovascular	7,300	6,649	13,696	8,277
Endoscopy	84	131	177	260
Total operating income	$7,384	$6,780	$13,873	$8,537

7. Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We anticipate that existing industry guidance will be eliminated when the new guidance becomes effective. In addition, we anticipate that interim and annual disclosures will be substantially revised. The amendments in the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is not permitted. We intend to adopt the new standard effective January 1, 2017. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. We are evaluating the transition methods and the anticipated impact the application of this ASU will have on our financial position, results of operations and cash flows.

In July 2013, the FASB issued authoritative guidance which concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. We adopted this guidance early, as permitted, for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

8. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2014 was 26.9% compared to 25.0% for the corresponding period of 2013. For the six months ended June 30, 2014, our effective tax rate was 27.1%, compared to 15.2% for the corresponding period of 2013. Excluding the reinstatement in 2013 of the 2012 research and development tax credit of approximately $500,000, which was recorded in the first quarter of 2013, our effective tax rate would have been 24.8% for the six months ended June 30, 2013. The effective income tax rates for the three and six-month periods ended June 30, 2014, when compared to the corresponding periods of 2013, were higher, primarily as a result of a higher mix of earnings from our U.S. operations, which are taxed at a higher rate than our foreign operations. The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 35% to pretax income was principally due to the effect of foreign and state income taxes, tax credits and discrete tax items.

9. Long-term Debt. We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under our term loan, all revolving credit loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs. As of June 30, 2014, Wells Fargo was the sole Lender under the Credit Agreement.

The term loan and any revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), (ii) the London Inter-Bank Offered Rate (“LIBOR”) Market Index Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, the term loan and revolving credit loans under the Credit Agreement bore interest, at our election, at either (x) the base rate plus 1.00%, (y) the LIBOR Market Index Rate, plus 2.00%, or (z) the LIBOR Rate plus 2.00%. Swingline loans bear interest at the LIBOR Market Index Rate plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, swingline loans bore interest at the LIBOR Market Index Rate plus 2.00%. Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation. For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%. Our obligations under the Credit Agreement and all loans made thereunder are fully secured by a security interest in our assets pursuant to a separate collateral agreement entered into in conjunction with the Credit Agreement.

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Term loan	$87,500	$92,500
Revolving credit loans	160,875	156,354
Total long-term debt	248,375	248,854
Less current portion	10,000	10,000
Long-term portion	$238,375	$238,854

Future minimum principal payments on our long-term debt as of June 30, 2014, were as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2014	$5,000
2015	10,000
2016	10,000
2017	223,375
Total future minimum principal payments	$248,375

As of June 30, 2014, we had outstanding borrowings of approximately $248.4 million under the Credit Agreement, with available borrowings of approximately $29.0 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of June 30, 2014 was a fixed rate of 3.23% on $142.5 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.41% on $99.0 million and a variable floating rate of 2.49% on approximately $6.9 million. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap, variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million.

10. Derivatives.

Interest Rate Swap. On December 19, 2012, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, under both the interest rate swap and the underlying debt, the interest rate is reset, the swap is settled with the counterparty and interest is paid. The notional amount of the interest rate swap is reduced quarterly by 50% of the minimum principal payment due under the terms of the Credit Agreement. The interest rate swap is scheduled to expire on December 19, 2017.

As of June 30, 2014, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at June 30, 2014 was an asset of approximately $343,000, which was offset by approximately $156,000 in deferred taxes. During the three and six-month periods ended June 30, 2014, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was included in interest expense in the accompanying consolidated statements of income and was not material.

Foreign Currency Forward Contracts. On May 30, 2014, we forecasted a net foreign currency exposure for June 30, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 1,197,000 Euros and 1,053,000 GBPs. In order to partially offset such risks, at May 30, 2014 we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 1,197,000 Euros and notional amount of 1,053,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and six-month periods ended June 30, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of June 30, 2014, were not material.

11. Fair Value Measurements. Our financial assets carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$343	$—	$343	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,203	$—	$1,203	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within selling, general, and administrative expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and six-month periods ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$2,513	$6,694	$2,526	$6,697
Fair value adjustments recorded to expense during the period	8	17	19	33
Contingent payments made	(14)	(19)	(38)	(38)
Ending balance	$2,507	$6,692	$2,507	$6,692

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at June 30, 2014 (in thousands):

Contingent consideration liability	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$2,255	Discounted cash flow	Discount rate	11% - 15%
			Probability of milestone payment	90%
			Projected year of payments	2014-2028

Other payments	$252	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2014-2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of June 30, 2014, approximately $1.9 million was included in other long-term obligations and $620,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2013, approximately $2.3 million was included in other long-term obligations and $274,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and six-month periods ended June 30, 2014, we had losses of approximately $85,000 and $119,000, respectively, compared to $2,000 and $53,000 for the corresponding three and six-month periods ended June 30, 2013, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2014.

Other intangible assets at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,108	$(2,511)	$7,597
Distribution agreements	5,176	(2,019)	3,157
License agreements	3,783	(1,509)	2,274
Trademarks	7,619	(2,091)	5,528
Covenants not to compete	1,029	(518)	511
Customer lists	20,621	(12,106)	8,515
Royalty agreements	267	(267)	—

Total	$48,603	$(21,021)	$27,582

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,302	$(2,374)	$6,928
Distribution agreements	5,176	(1,780)	3,396
License agreements	3,783	(1,249)	2,534
Trademarks	7,622	(1,844)	5,778
Covenants not to compete	1,029	(399)	630
Customer lists	20,626	(10,957)	9,669
Royalty agreements	267	(267)	—

Total	$47,805	$(18,870)	$28,935

Aggregate amortization expense related to developed technology and other intangible assets for the three and six-month periods ended June 30, 2014 was approximately $3.7 million and $7.4 million respectively, and approximately $3.5 million and $7.0 million for the three and six-month periods ending June 30, 2013, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consists of the following as of June 30, 2014 (in thousands):

Year Ending December 31
Remaining 2014	$7,741
2015	14,793
2016	14,059
2017	13,661
2018	13,137

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

On April 4, 2013, we filed suit against Bard Access Systems, Inc. ("Bard") in the Third Judicial District Court for Salt Lake County, Utah, seeking a determination that Bard had breached a Purchasing Agreement (the "Purchasing Agreement") we entered into with Specialized Health Products, Inc., which was subsequently acquired by Bard. Our complaint alleges that Bard improperly terminated the Purchasing Agreement, causing us substantial damages. Bard has denied our claims and filed counterclaims. The proceeding is currently in the discovery phase. Trial is anticipated for January 2015, and may be postponed. It is premature to estimate at this time the potential outcome of the proceeding or the potential range of any loss; however, we intend to vigorously pursue our claims.

Intellectual property rights, particularly patents, play a significant role in product development and help differentiate competitors in the medical device market. Competing companies may file infringement lawsuits in attempts to bolster their intellectual property portfolios or enhance their financial standing. Intellectual property litigation is time consuming, costly and unpredictable. Monetary judgments, remedies or restitution are often not determined until the conclusion of trial court proceedings, which can be modified on appeal. Accordingly, the outcomes of pending litigation are difficult to predict or quantify. On September 20, 2013, a third party filed suit for patent infringement against us in the United States District Court, District of Delaware, alleging that we infringe certain patents relating to aspiration catheters. The case was dismissed with prejudice on May 21, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct. Our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions imposed by the Credit Agreement on our liquidity or our ability to operate our business, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our operations or financial condition; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2013 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the quarter ended June 30, 2014, we reported record sales of approximately $128.9 million, up approximately $19.0 million or 17.3%, from the three months ended June 30, 2013 of $109.9 million. Revenue for the six months ended June 30, 2014 were a record $248.1 million, up approximately $34.3 million, or 16.0%, compared to $213.8 million for the first six months of 2013.

Gross profit as a percentage of sales increased to 43.2% and 43.4% for three and six-month periods ended June 30, 2014, respectively, compared to 42.8% and 42.1% for the three and six-month periods ended June 30, 2013, respectively. The increase in gross profit for both periods was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the three and six-month periods ended June 30, 2014 when compared to the corresponding periods of 2013. We continue to see price pressure for our products, particularly in the U.S., as hospitals try to drive their costs down given rising health care costs. Although some of our products are produced in Tijuana, Mexico by an independent third party contract manufacturer, we are currently exploring the possibility of developing our own capacity in Mexico to manufacture additional products, which we believe would help improve our gross profits.

Net income for the three months ended June 30, 2014 was approximately $3.7 million, or $.09 per share, relatively unchanged compared to approximately $3.8 million, or $.09 per share, for the three months ended June 30, 2013, a decrease of 0.9%. Net income for the six-month period ended June 30, 2014 was approximately $6.5 million, or $0.15 per share, compared to approximately $4.4 million, or $0.10 per share, for the corresponding period of 2013, an increase of 47.9%. The increase in net income for the six-months ended June 30, 2013 was primarily attributable to increased sales and higher gross margins, which was partially offset by increases in selling, general, and administrative expenses, higher investments in research and development and increased interest expense included in other expenses.

Beginning January 1, 2014, we reorganized our U.S. direct sales force into two divisions: the cardiovascular division ("CVD") and the interventional procedure division ("IPD"). The CVD has 54 sales representatives, and the IPD has 35 sales representatives. We undertook the reorganization in an effort to address the diversity and complexity of our product offerings. We believe the reorganization of our U.S. direct sales force has been successful thus far, as our sales growth for our U.S. direct sales force for the three and six-month periods ended June 30, 2014 was 13.2% and 10.9%, respectively. We believe this reorganization to our U.S. direct sales force will continue to contribute to improved sales growth of our internally developed products as well as our newly acquired products and facilitate the launch of future products, most of which have or we believe will have higher gross profit margins than the gross margins of many of our existing products. This reorganization has increased our selling, general and administrative expenses in the short term, but we believe over time it will help us improve our profitability.

We continue to focus our efforts on expanding our presence in foreign markets, particularly Europe, China, Brazil, Russia, and India, in an effort to expand our market opportunities. These investments have increased our selling, general and administrative expenses in the short term, but we believe over time they will help us improve our profitability. Our international sales growth was strong for the quarter ended June 30, 2014. International sales for the second quarter of 2014 were approximately $50.6 million, or 39% of total sales, up 24% from the corresponding period in 2013. The increase in international sales was primarily driven by increased growth in Europe direct sales of approximately $3.5 million, China sales of approximately $2.7 million and Russia sales of approximately $768,000.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Gross profit	43.2	42.8	43.4	42.1
Selling, general, and administrative expenses	30.0	28.7	30.4	29.8
Research and development expenses	7.5	7.9	7.4	8.3
Income from operations	5.7	6.2	5.6	4.0
Other expense - net	(1.8)	(1.6)	(2.0)	(1.6)
Income before income taxes	3.9	4.6	3.6	2.4
Net income	2.9	3.4	2.6	2.1

Sales. Sales for the three months ended June 30, 2014 increased by 17.3%, or approximately $19.0 million, compared to the corresponding period of 2013. Sales for the six months ended June 30, 2014 increased by 16.0%, or approximately $34.3 million, compared to the corresponding period of 2013. Listed below are the sales by product category within each business segment for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2014	2013	% Change	2014	2013
Cardiovascular
Stand-alone devices	20%	$36,231	$30,286	19%	$70,958	$59,786
Custom kits and procedure trays	10%	28,981	26,277	7%	54,198	50,774
Catheters	14%	21,648	18,939	15%	41,730	36,234
Inflation devices	18%	18,880	15,953	14%	36,109	31,562
Embolization devices	47%	10,914	7,431	38%	20,433	14,842
CRM/EP	13%	8,015	7,067	29%	16,148	12,509
Total	18%	124,669	105,953	16%	239,576	205,707

Endoscopy
Endoscopy devices	7%	4,196	3,922	5%	8,525	8,116

Total	17%	$128,865	$109,875	16%	$248,101	$213,823

Our cardiovascular sales grew 17.7% for the three months ended June 30, 2014 and 16.5% for the six months ended June 30, 2014, when compared to the corresponding periods of 2013. This improvement was largely the result of increased sales of our stand-alone devices (particularly our Safeguard® Pressure Assisted Device, guide wires and hemostasis product line), embolization devices, inflation devices and catheters (particularly our guide catheters, Prelude® introducer sheath product line, and cardiology diagnostic catheters).

Our endoscopy sales increased 7.0% for the three months ended June 30, 2014 and 5.0% for the six months ended June 30, 2014, when compared to the corresponding periods of 2013. The increase in both periods was primarily related to an increase in our sales of the EndoMAXX™ fully covered esophageal stent and BIG60® inflation device.

Gross Profit. Gross profit as a percentage of sales increased to 43.2% and 43.4% for the three and six-month periods ended June 30, 2014, respectively, compared to 42.8% and 42.1% for the three and six-month periods ended June 30, 2013, respectively. The increase in gross profit for both periods was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the three and six-month periods ended June 30, 2014 when compared to the corresponding periods of 2013.

Operating Expenses. Selling, general and administrative expenses increased to 30.0% of sales for the three months ended June 30, 2014, from 28.7% of sales for the three months ended June 30, 2013. Selling, general and administrative expenses increased to 30.4% of sales for the six months ended June 30, 2014, compared with 29.8% of sales for the six months ended June 30, 2013. The increase in selling, general, and administrative expenses for both periods was primarily related to headcount additions to support our domestic sales force reorganization, international sales expansions, and costs associated with our new facility in Pearland, Texas, which are currently being recorded as selling, general, and administrative expenses during a transition period of approximately six months as we complete the movement and qualification of production equipment from the old facility to the new facility.

Research and Development Expenses. Research and development expenses decreased to 7.5% of sales for the three months ended June 30, 2014, compared with 7.9% of sales for the three months ended June 30, 2013. Research and development expenses decreased to 7.4% of sales for the six months ended June 30, 2014, compared to 8.3% of sales for the six months ended June 30, 2013. The decrease in research and development expenses for both periods was primarily the result of higher sales for the three and six-month periods ended June 30, 2014, when compared to the corresponding periods in 2013. For both periods in 2014, aggregate research and development expenses were higher than the corresponding periods in 2013, primarily as the result of headcount additions for research and development to support new product launches.

Operating Income. The following table sets forth our operating income by business segment for the three and six-month periods ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Income
Cardiovascular	7,300	6,649	13,696	8,277
Endoscopy	84	131	177	260
Total operating income	$7,384	$6,780	$13,873	$8,537

Cardiovascular Operating Income.  During the three months ended June 30, 2014, we reported income from operations of approximately $7.3 million from our cardiovascular business segment, compared to income from operations of approximately $6.6 million for the corresponding period of 2013. For the six months ended June 30, 2014, we reported income from operations of approximately $13.7 million from our cardiovascular business segment, compared to income from operations of approximately $8.3 million for the corresponding period of 2013. When compared to the prior periods, operating income for the three and six-month periods ended June 30, 2014 was favorably affected by increased sales and higher gross margins, which were partially offset by increases in selling, general, and administrative expenses.

Endoscopy Operating Income.  During the three months ended June 30, 2014, we reported income from operations of approximately $84,000 from our endoscopy business segment, compared to income from operations of approximately $131,000 for the corresponding period of 2013. For the six months ended June 30, 2014, we reported income from operations of approximately $177,000 from our endoscopy business segment, compared to net income from operations of approximately $260,000 for the corresponding period of 2013. The decrease in operating income from our endoscopy business segment for the three and six-month periods ended June 30, 2014, when compared to the corresponding periods of 2013, was largely due to increases in selling, general and administrative expenses.

Other Expense - Net.  Other expense for the three months ended June 30, 2014 was approximately $2.3 million, compared to other expenses of approximately $1.8 million for the corresponding period in 2013. Other expense for the six months ended June 30, 2014 was approximately $4.9 million, compared to other expenses of approximately $3.3 million for the corresponding period in 2013. The increase in other expense for both periods was principally the result of increased interest expense related to higher interest rates associated with our outstanding debt.

Income Taxes.  Our overall effective tax rate for the three months ended June 30, 2014 was 26.9% compared to 25.0% for the corresponding period of 2013. For the six months ended June 30, 2014, our effective tax rate was 27.1%, compared to 15.2% for the corresponding period of 2013. Excluding the reinstatement in 2013 of the 2012 research and development tax credit of approximately $500,000, which we recorded in our consolidated financial statements for the first quarter of 2013, our effective tax rate would have been 24.8% for the six months ended June 30, 2013. The effective income tax rates for the three and six-month periods ended June 30, 2014, when compared to the corresponding periods of 2013, were higher, primarily as a result of a higher mix of earnings from our U.S. operations, which are taxed at a higher rate than our foreign operations. The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 35% to pretax income was principally due to the effect of foreign and state income taxes, tax credits, and discrete tax items.

Net Income.  During the three months ended June 30, 2014, we reported net income of approximately $3.7 million, relatively unchanged compared to net income of approximately $3.8 million for the corresponding period of 2013. For the six months ended June 30, 2014, we reported net income of approximately $6.5 million, compared to net income of approximately $4.4 million for the corresponding period of 2013. The increase in net income for the six-month period ended June 30, 2014 was primarily attributable to increased sales and higher gross margins, which were partially offset by increases in selling, general, and administrative expenses, higher investments in research and development and increased interest expense included in other expenses.

Liquidity and Capital Resources

Our working capital as of June 30, 2014 and December 31, 2013 was $108.9 million and $100.3 million respectively. The increase in working capital during the six months ended June 30, 2014 was primarily the result of increases in cash, trade receivables and inventory balances, which were partially offset by increases in accrued expenses and trade payables. As of June 30, 2014, we had a current ratio of 2.53 to 1.

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $9.4 million and $7.5 million respectively, of which approximately $6.9 million and $6.9 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that is available to be repatriated to the United States. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $5.3 million and $6.0 million, respectively, held by our subsidiary in China.

During the six months ended June 30, 2014, our inventory balances increased by approximately $4.1 million, from $82.4 million at December 31, 2013 to $86.5 million at June 30, 2014. The trailing twelve months inventory turns for the six-month period ended June 30, 2014 improved to 3.23, compared to 3.03 for the six-month period ended June 30, 2013.

We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under our term loan, all revolving credit loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs. As of June 30, 2014, Wells Fargo was the sole Lender under the Credit Agreement.

The term loan and any revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), (ii) the London Inter-Bank Offered Rate (“LIBOR”) Market Index Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, the term loan and revolving credit loans under the Credit Agreement bore interest, at our election, at either (x) the base rate plus 1.00%, (y) the LIBOR Market Index Rate, plus 2.00%, or (z) the LIBOR Rate plus 2.00%. Swingline loans bear interest at the LIBOR Market Index Rate plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, swingline loans bore interest at the LIBOR Market Index Rate plus 2.00%. Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation. For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%. Our obligations under the Credit Agreement and all loans made thereunder are fully secured by a security interest in our assets pursuant to a separate collateral agreement entered into in conjunction with the Credit Agreement.

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

As of June 30, 2014, we had available borrowings under the Credit Agreement of approximately $29.0 million. Our interest rate under the Credit Agreement as of June 30, 2014 was a fixed rate of 3.23% on $142.5 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.41% on $99.0 million and a variable floating rate of 2.49% on approximately $6.9 million. The current base rate of 2.25% is scheduled to remain in effect until November 24, 2014, at which time the Credit Agreement provides for a new base rate to be determined.

Capital expenditures for property and equipment were approximately $18.7 million and $30.4 million for the six-month periods ended June 30, 2014 and 2013, respectively. Our capital expenditures for the six months ended June 30, 2014 were significantly lower than capital expenditures for the six months ended June 30, 2013, primarily because during the first six months of 2013 we were in the final stages of constructing a new production warehouse (including an automated material handling system) and office building totaling 253,000 square feet at our world headquarters in South Jordan, Utah, which we completed in May 2013, and we did not incur comparable expenses during the six months of 2014.

We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $29.0 million of borrowing availability as of June 30, 2014), as amended, and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will likely differ, and may differ materially, from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

During the years ended December 31, 2013, 2012 and 2011, we recorded obsolescence expense of approximately $2.7 million, $2.3 million, and $1.5 million, respectively, and wrote off approximately $2.8 million, $1.5 million and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2014 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on a combination of a market-based approach using a guideline public company method and an income approach using discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, a determination of a discount rate based on our weighted average cost of capital and the selection of guideline public companies. During our annual test of goodwill balances in 2013, which was completed during the third quarter of 2013, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount.

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

During the year ended December 31, 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO® Stent Positioning System, which we acquired in January 2012, by approximately $3.8 million. Under the terms of the Asset Purchase Agreement we executed with Ostial Solutions, LLC, the developer of the Ostial PRO Stent Positioning System ("Ostial"), we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of the intangible assets we acquired from Ostial, which resulted in an intangible asset write-down of approximately $8.1 million related to those assets. These adjustments reduced operating income for the year ended December 31, 2013 by approximately $4.3 million, or approximately $2.7 million net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan, and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended June 30, 2014, a portion of our revenues (approximately $25.9 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended June 30, 2014 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended June 30, 2014, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $687,000 or 0.53%, and a decrease of 0.15% in gross profit, primarily as a result of an increase in Irish manufacturing operating costs denominated in Euros.

On May 30, 2014, we forecasted a net exposure for June 30, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 1,197,000 Euros and 1,053,000 GBPs. In order to partially offset such risks at May 30, 2014, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 1,197,000 Euros and notional amount of 1,053,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and six-month periods ended June 30, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of June 30, 2014, were not material.

As discussed in Note 9 to our consolidated financial statements, as of June 30, 2014, we had outstanding borrowings of approximately $248.4 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.1 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Seventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(K) Profit Sharing Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 11, 2014	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 11, 2014	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER