Form 10-Q
period 2014-09-30
MERIT MEDICAL SYSTEMS INC
filed 2014-11-10
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	43,402,718
Title or class	Number of Shares Outstanding at November 5, 2014

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (In thousands - unaudited)

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,438	$7,459
Trade receivables — net of allowance for uncollectible accounts — 2014 — $920 and 2013 — $840	69,387	60,186
Employee receivables	181	224
Other receivables	4,221	3,279
Inventories	92,931	82,378
Prepaid expenses	5,687	5,121
Prepaid income taxes	1,199	1,232
Deferred income tax assets	5,626	5,638
Income tax refund receivables	315	398

Total current assets	185,985	165,915

PROPERTY AND EQUIPMENT:
Land and land improvements	16,948	16,240
Buildings	132,282	127,747
Manufacturing equipment	144,435	136,768
Furniture and fixtures	36,566	32,327
Leasehold improvements	15,159	13,692
Construction-in-progress	23,371	25,172

Total property and equipment	368,761	351,946

Less accumulated depreciation	(121,106)	(108,676)

Property and equipment — net	247,655	243,270

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2014 — $25,409 and 2013 — $17,602	81,892	91,052
Other — net of accumulated amortization — 2014 — $21,361 and 2013 — $18,870	29,345	28,935
Goodwill	184,505	184,505
Deferred income tax assets	799	800
Other assets	16,328	13,806

Total other assets	312,869	319,098

TOTAL	$746,509	$728,283
See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (In thousands - unaudited)

	September 30, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$26,709	$26,511
Accrued expenses	32,692	27,702
Current portion of long-term debt	10,000	10,000
Advances from employees	894	292
Income taxes payable	3,805	1,089

Total current liabilities	74,100	65,594

LONG-TERM DEBT	230,484	238,854

DEFERRED INCOME TAX LIABILITIES	2,335	2,548

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,187	2,031

DEFERRED COMPENSATION PAYABLE	8,477	7,833

DEFERRED CREDITS	2,934	3,065

OTHER LONG-TERM OBLIGATIONS	2,741	2,652

Total liabilities	322,258	322,577

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2014 and December 31, 2013; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 43,239 and 42,846 shares issued at September 30, 2014 and December 31, 2013, respectively	182,614	177,775
Retained earnings	241,291	226,988
Accumulated other comprehensive income	346	943

Total stockholders’ equity	424,251	405,706

TOTAL	$746,509	$728,283

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (In thousands, except per common share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET SALES	$128,808	$115,210	$376,909	$329,033

COST OF SALES	71,387	64,180	211,821	188,025

GROSS PROFIT	57,421	51,030	165,088	141,008

OPERATING EXPENSES:
Selling, general, and administrative	36,328	31,350	111,682	95,002
Research and development	8,688	7,308	27,109	25,064
Intangible assets impairment charge	1,102	8,089	1,102	8,089
Contingent consideration benefit	(773)	(4,108)	(754)	(4,075)

Total operating expenses	45,345	42,639	139,139	124,080

INCOME FROM OPERATIONS	12,076	8,391	25,949	16,928

OTHER INCOME (EXPENSE):
Interest income	41	69	187	200
Interest (expense)	(2,008)	(1,916)	(6,967)	(5,297)
Other income (expense) — net	144	(104)	52	(174)

Other (expense) — net	(1,823)	(1,951)	(6,728)	(5,271)

INCOME BEFORE INCOME TAXES	10,253	6,440	19,221	11,657

INCOME TAX EXPENSE	2,489	833	4,918	1,627

NET INCOME	$7,764	$5,607	$14,303	$10,030

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.13	$0.33	$0.24

Diluted	$0.18	$0.13	$0.33	$0.23

AVERAGE COMMON SHARES:
Basic	43,229	42,596	43,053	42,560

Diluted	43,398	42,872	43,315	42,793

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$7,764	$5,607	$14,303	$10,030
Other comprehensive income (loss):
Interest rate swap	794	(722)	(66)	2,533
Less income tax benefit (expense)	(308)	281	26	(985)
Foreign currency translation adjustment	(682)	342	(739)	253
Less income tax benefit (expense)	151	(8)	182	8
Total other comprehensive income (loss)	(45)	(107)	(597)	1,809
Total comprehensive income	$7,719	$5,500	$13,706	$11,839

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	14,303	10,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,719	23,926
Losses on sales and/or abandonment of property and equipment	549	102
Write-off of patents and intangible assets	1,360	8,169
Amortization of deferred credits	(131)	(97)
Amortization of long-term debt issuance costs	741	598
Deferred income taxes	(184)	(13)
Excess tax benefits from stock-based compensation	(243)	(145)
Stock-based compensation expense	1,004	1,072
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(9,198)	(3,700)
Employee receivables	44	(78)
Other receivables	(885)	(435)
Inventories	(10,553)	3,161
Prepaid expenses	(608)	(702)
Prepaid income taxes	33	(17)
Income tax refund receivables	10	527
Other assets	(1,128)	(923)
Trade payables	655	(4,078)
Accrued expenses	4,686	(149)
Advances from employees	599	164
Income taxes payable	3,248	(138)
Liabilities related to unrecognized tax benefits	(844)	(903)
Deferred compensation payable	644	865
Other long-term obligations	764	(3,612)

Total adjustments	17,282	23,594

Net cash provided by operating activities	31,585	33,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(24,262)	(48,035)
Intangible assets	(1,368)	(1,143)
Proceeds from sale-leaseback transaction	3,184	—
Proceeds from the sale of property and equipment	62	72
Cash paid in acquisitions, net of cash acquired	(4,202)	(1,000)

Net cash used in investing activities	(26,586)	(50,106)

See condensed notes to consolidated financial statements.		(Continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (In thousands - unaudited)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,811	$1,159
Proceeds from issuance of long-term debt	108,782	110,225
Payments on long-term debt	(117,772)	(96,634)
Proceeds from industrial assistant grants	—	900
Excess tax benefits from stock-based compensation	243	145
Contingent payments related to acquisitions	(55)	(60)
Payment of taxes related to an exchange of common stock	(220)	(21)

Net cash (used in) provided by financing activities	(5,211)	15,714

EFFECT OF EXCHANGE RATES ON CASH	(809)	164

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,021)	(604)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,459	9,719

End of period	$6,438	$9,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $294 and $797, respectively)	$7,204	$5,381

Income taxes	$2,679	$2,024

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,853	$5,340

Merit common stock surrendered (108 and 45 shares, respectively) in exchange for exercise of stock options	$1,641	$452

See condensed notes to consolidated financial statements.		(Concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine months ended September 30, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2014 and our results of operations and cash flows for the three and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2014 (the "2013 Form 10-K").

2. Inventories. Inventories are stated at the lower of cost or market. Inventories at September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$50,439	$43,364
Work-in-process	11,927	6,222
Raw materials	30,565	32,792

Total	$92,931	$82,378

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$19	$18	109	$98
Research and development	24	20	57	69
Selling, general, and administrative	298	251	838	905
Stock-based compensation expense before taxes	$341	$289	$1,004	$1,072

As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $3.3 million and is expected to be recognized over a weighted average period of 3.0 years.

During the three months ended September 30, 2014, we did not grant any stock-based awards. During the nine months ended September 30, 2014, we granted awards representing 125,000 shares of our common stock. During the three and nine months ended September 30, 2013, we granted awards representing 172,500 and 347,500 shares, respectively, of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to our outstanding option grants, we used the following assumptions:

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Risk-free interest rate	1.97%	0.65% - 1.16%
Expected option life	5.5 years	4.2 - 6.0 years
Expected dividend yield	—%	—%
Expected price volatility	36.90%	34.08% - 41.67%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2014
Basic EPS	$7,764	43,229	$0.18	$14,303	43,053	$0.33
Effect of dilutive stock options and warrants		169			262

Diluted EPS	$7,764	43,398	$0.18	$14,303	43,315	$0.33

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,173			1,427

Period ended September 30, 2013
Basic EPS	$5,607	42,596	$0.13	$10,030	42,560	$0.24
Effect of dilutive stock options and warrants		276			233

Diluted EPS	$5,607	42,872	$0.13	$10,030	42,793	$0.23

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,857			2,125

5. Acquisitions. On August 8, 2014, we entered into a license agreement and a distribution agreement with a medical device company for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of September 30, 2014, we had paid $2.0 million in connection with these two agreements. We are obligated to pay an additional $5.0 million if certain milestones set forth in the license agreement are reached. We accounted for the transaction as an asset purchase. Of the purchase price paid as of September 30, 2014, $200,000 was allocated to a distribution agreement asset, which we intend to amortize over a period of 5 years, and $1.8 million was allocated to a license agreement asset, which we intend to amortize over a period of 10 years.

On July 15, 2014, we entered into a purchase agreement to acquire certain assets from a limited liability company. In connection with this agreement, we paid approximately $752,000. The primary assets acquired from this entity were manufacturing and export licenses. We accounted for the transaction as an asset purchase. We recorded the amount paid on the closing date as a license agreement asset, which we intend to amortize over a period of 10 years.

On May 8, 2014, we purchased 737,628 shares of the common stock of G Medix, Inc., a Minnesota corporation ("G Medix"), for an aggregate price of approximately $1.8 million. Our purchase of the G Medix shares, which represents an ownership interest in G Medix of approximately 19%, has been accounted for at cost. We made a refundable advance to G Medix of $350,000 in 2013 that was credited against the final purchase amount, resulting in $1.45 million of cash purchase price paid to G Medix during 2014. G Medix develops catheter-based therapeutic devices.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement we executed with Datascope Corp. ("Datascope"), a Delaware corporation. The primary assets we acquired consist of the Safeguard® Pressure Assisted Device, which assists in obtaining and maintaining hemostasis after a femoral procedure, and the Air-Band™ Radial Compression Device, which is indicated to assist hemostasis of the radial artery puncture site while maintaining visibility. We accounted for this acquisition as a business combination. We made a payment of approximately $27.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the consolidated statements of income included in our 2013 Form 10-K, were not material. The results of operations related to the Datascope acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Datascope products were approximately $1.6 million. It is not practical to separately report the earnings related to the Datascope acquisition, as we do not split out sales costs related to Datascope products, principally because our sales representatives sell multiple products (including Datascope products) in the cardiovascular business segment. The total purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$478
Intangibles
Developed technology	18,200
Customer lists	390
Trademarks	320
Goodwill	8,112

Total assets acquired	$27,500

With respect to the Datascope assets, we are amortizing developed technology over ten years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is ten years.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement with Radial Assist, LLC ("Radial Assist"), a Georgia limited liability company. The primary assets we acquired consist of the Rad Board®, Rad Board®Xtra™, Rad Trac™, and Rad Rest® devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. We accounted for this acquisition as a business combination. We made a payment of approximately $2.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the consolidated statements of income included in the 2013 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Radial Assist products were approximately $191,000. It is not practical to separately report the earnings related to the Radial Assist acquisition, as we cannot split out sales costs related to Radial Assist products, principally because our sales representatives are selling multiple products (including Radial Assist products) in the cardiovascular business segment. The total purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$16
Intangibles
Developed technology	1,520
Customer lists	20
Trademarks	40
Goodwill	904

Total assets acquired	$2,500

With respect to the Radial Assist assets, we are amortizing developed technology over ten years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10.07 years.

In connection with our Datascope and Radial Assist acquisitions, we paid approximately $798,000 in long-term debt issuance costs to Wells Fargo Bank related to the amendment of our Credit Agreement (see Note 9). These costs consisted primarily of loan origination fees that we intend to amortize over the remaining contract term of our Credit Agreement, which matures on December 19, 2017.

The following table summarizes our unaudited consolidated results of operations for the three and nine-month periods ended September 30, 2013, as well as unaudited pro forma consolidated results of operations as though the Datascope acquisition had occurred on January 1, 2013 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$115,210	$116,971	$329,033	$334,317
Net income	5,607	5,788	10,030	10,572
Earnings per common share:
Basic	$0.13	$0.14	$0.24	$0.25
Diluted	$0.13	$0.14	$0.23	$0.25

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments for amortization expense related to acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the Datascope acquisition had occurred on January 1, 2013, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the pro forma effect of the Radial Assist acquisition, as we do not deem the pro forma effect of the Radial Assist transaction to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we expect to achieve from combining the acquired assets and operations with our historical operations (see Note 12). The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Cardiovascular	$124,191	$110,859	363,767	$316,566
Endoscopy	4,617	4,351	13,142	12,467
Total Revenues	128,808	115,210	376,909	329,033

Operating income
Cardiovascular	11,520	7,753	25,216	16,031
Endoscopy	556	638	733	897
Total operating income	$12,076	$8,391	$25,949	$16,928

7. Recent Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-15, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The guidance is effective for the year ended December 31, 2016, with early adoption permitted. We have assessed the impact of this standard and do not believe that it will have a material impact on our consolidated financial statements or disclosures upon adoption.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. The amendments in the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is not permitted. We intend to adopt the new standard effective January 1, 2017. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. We are evaluating the transition methods and the anticipated impact the application of this guidance will have on our financial position, results of operations and cash flows.

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

8. Income Taxes. Our overall effective tax rate for the three months ended September 30, 2014 was 24.3% compared to 12.9% for the corresponding period of 2013. For the nine months ended September 30, 2014, our overall effective tax rate was 25.6%, compared to 14.0% for the corresponding period of 2013. The increase in the effective tax rate for the three and nine-month periods ended September 30, 2014 was primarily attributable to the increase in income before income taxes, resulting in a relatively lower impact of certain discrete tax benefits during the three and nine-month periods ended September 30, 2014 compared to the corresponding periods of 2013. Additionally, the effective income tax rates for the three and nine month periods ended September 30, 2014, compared to the corresponding periods of 2013, were higher as a result of a higher mix of earnings from our U.S. operations, which are taxed at a higher rate than our foreign operations.

9. Long-term Debt. We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under our term loan, all revolving credit loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs. As of September 30, 2014, Wells Fargo was the sole Lender under the Credit Agreement.

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

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of September 30, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Term loan	$85,000	$92,500
Revolving credit loans	155,484	156,354
Total long-term debt	240,484	248,854
Less current portion	10,000	10,000
Long-term portion	$230,484	$238,854

Future minimum principal payments on our long-term debt as of September 30, 2014, were as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2014	$2,500
2015	10,000
2016	10,000
2017	217,984
Total future minimum principal payments	$240,484

As of September 30, 2014, we had outstanding borrowings of approximately $240.5 million under the Credit Agreement, with available borrowings of approximately $19.1 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of September 30, 2014 was a fixed rate of 3.23% on $141.3 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.41% on $39.7 million and a variable floating rate of 2.49% on approximately $59.5 million. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap, variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million.

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

As of September 30, 2014, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at September 30, 2014 was an asset of approximately $1,137,000, which was offset by approximately $442,000 in deferred taxes. During the three and nine-month periods ended September 30, 2014, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness was included in interest expense in the accompanying consolidated statements of income and was not material.

Foreign Currency Forward Contracts. On August 29, 2014, we forecasted a net foreign currency exposure for September 30, 2014 (representing GBP-denominated receivables and Euro-denominated payables) of approximately 1,218,000 Euros and 741,000 GBPs. In order to partially offset such risks, at August 29, 2014 we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 1,218,000 Euros and notional amount of 741,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and nine-month periods ended September 30, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of September 30, 2014, were not material.

11. Fair Value Measurements. Our financial assets carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,137	$—	$1,137	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,203	$—	$1,203	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized as contingent consideration benefit in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and nine-month periods ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$2,507	$6,692	$2,526	$6,697
Fair value adjustments recorded to expense during the period	(773)	(4,108)	(754)	(4,075)
Contingent payments made	(17)	(22)	(55)	(60)
Ending balance	$1,717	$2,562	$1,717	$2,562

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at September 30, 2014 (in thousands):

Contingent consideration liability	Fair value at September 30, 2014	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$1,462	Discounted cash flow	Discount rate	1% - 14%
			Probability of milestone payment	90%
			Projected year of payments	2014-2028

Other payments	$255	Discounted cash flow	Discount rate	5%
			Probability of milestone payment	100%
			Projected year of payments	2015-2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to selling, general, and administrative expenses in our consolidated statements of income. As of September 30, 2014, approximately $1.4 million was included in other long-term obligations and $365,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2013, approximately $2.3 million was included in other long-term obligations and $274,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. See Note 12 for further information regarding the $874,000 of fair value reductions to the contingent consideration liability we incurred in connection with our acquisition of the Ostial assets and the associated intangible asset impairment charge.

During the three and nine-month periods ended September 30, 2014, we had losses of approximately $1.2 million and $1.4 million, respectively, compared to $8.1 million and $8.2 million for the corresponding three and nine-month periods ended September 30, 2013, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Of the loss amount noted in the preceding paragraph for the three and nine-month periods ended September 30, 2014, approximately $1.1 million related to the impairment of our intangible assets related to our Ostial acquisition (see Note 12). The non-recurring fair values of the Ostial intangible assets as of September 30, 2014 were approximately $447,000 for developed technology. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, which are considered to be Level 3 inputs. These values were determined using a discounted cash flow valuation technique. We did not have other intangible assets measured at fair value on a non-recurring basis as of September 30, 2014.

The carrying amount of cash and cash equivalents, receivables, and trade payables approximates fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are valued using Level 1 inputs.

12. Goodwill and Intangible Assets. Other intangible assets as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,921	$(2,104)	$7,817
Distribution agreements	5,376	(2,139)	3,237
License agreements	6,327	(1,664)	4,663
Trademarks	7,313	(1,961)	5,352
Covenants not to compete	1,029	(577)	452
Customer lists	20,473	(12,649)	7,824
Royalty agreements	267	(267)	—

Total	$50,706	$(21,361)	$29,345

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,302	$(2,374)	$6,928
Distribution agreements	5,176	(1,780)	3,396
License agreements	3,783	(1,249)	2,534
Trademarks	7,622	(1,844)	5,778
Covenants not to compete	1,029	(399)	630
Customer lists	20,626	(10,957)	9,669
Royalty agreements	267	(267)	—

Total	$47,805	$(18,870)	$28,935

Aggregate amortization expense related to developed technology and other intangible assets for the three and nine-month periods ended September 30, 2014 was approximately $3.8 million and $11.2 million, respectively, and approximately $3.4 million and $10.4 million for the three and nine-month periods ending September 30, 2013, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consists of the following as of September 30, 2014 (in thousands):

Year Ending December 31
Remaining 2014	$3,821
2015	15,031
2016	14,303
2017	13,898
2018	13,369

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets acquired in our Ostial acquisition to the undiscounted cash flows expected to result from our operation of the Ostial asset group, and we determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Ostial acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. During the three months ended September 30, 2014, we recorded an impairment charge of approximately $1.1 million, which was offset by approximately $874,000 of fair value reductions to the contingent consideration liability. During the three months ended September 30, 2013, we recorded an impairment charge of approximately $8.1 million, which was offset by approximately $3.8 million of fair value reductions to the contingent consideration liability.

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

On April 4, 2013, we filed suit against Bard Access Systems, Inc. ("Bard") in the Third Judicial District Court for Salt Lake County, Utah, seeking a determination that Bard had breached a Purchasing Agreement we entered into with Specialized Health Products, Inc., which was subsequently acquired by Bard. On October 30, 2014, we settled the dispute and dismissed all claims with prejudice. Under the terms of the settlement agreement, Bard Access Systems granted Merit a non-exclusive, worldwide license to manufacture and distribute the SecureLoc® Safety Introducer Needle under our own trademark, and a covenant not to sue us for the term of all patents covering the SecureLoc®.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct. Our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions imposed by the Credit Agreement on our liquidity or our ability to operate our business, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our operations or financial condition; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our 2013 Form 10-K and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating or financial results are discussed in Part I, Item 1A “Risk Factors” in our 2013 Form 10-K.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

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

For the quarter ended September 30, 2014, we reported sales of approximately $128.8 million, up approximately $13.6 million or 11.8%, from the three months ended September 30, 2013 of $115.2 million. Revenue for the nine months ended September 30, 2014 were a record $376.9 million, up approximately $47.9 million, or 14.6%, compared to $329.0 million for the first nine months of 2013.

Gross profit as a percentage of sales increased to 44.6% and 43.8% for three and nine-month periods ended September 30, 2014, respectively, compared to 44.3% and 42.9% for the three and nine-month periods ended September 30, 2013, respectively. The increase in gross profit for both periods was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the three and nine-month periods ended September 30, 2014 when compared to the corresponding periods of 2013 and a favorable product mix (primarily from sales of BioSphere products). We continue to experience price pressure for our products, particularly in the U.S., as hospitals try to reduce their rising health care costs. Although some of our products are produced in Tijuana, Mexico by an independent third party contract manufacturer, we recently signed a lease for a new production facility in Tijuana, Mexico which is under construction. We anticipate that the new facility in Mexico will be completed by the summer of 2015. Over the next three years, we plan to move production lines with high labor costs from other existing production facilities to Mexico in an effort to reduce our standard product costs and improve our overall gross profit and earnings.

Net income for the three months ended September 30, 2014 was approximately $7.8 million, or $0.18 per diluted share, compared to approximately $5.6 million, or $0.13 per diluted share, for the three months ended September 30, 2013, an increase of 38.5%. Absent the net adjustments in both quarters for an intangible asset impairment and contingent consideration benefit of approximately $204,000, net of tax, for the three months ended September 30, 2014 and approximately $2.5 million, net of tax, for three months ended September 30, 2013, net income would have remained relatively unchanged at approximately $8.0 million for the third quarter of 2014, compared to $8.1 million for the third quarter of 2013. Net income for the nine-month period ended September 30, 2014 was approximately$14.3 million, or $0.33 per diluted share, compared to approximately $10.0 million, or $0.23 per diluted share, for the corresponding period of 2013, an increase of 42.6%. Absent the quarterly adjustments described above, net income for the nine months ended September 30, 2014 would have been approximately $14.5 million, compared to approximately $12.5 million for the nine months ended September 30, 2013, an increase of 16.1%. The increase in net income for the nine-month period ended September 30, 2014 was primarily attributable to increased sales and higher gross margins and was partially offset by increases in selling, general, and administrative expenses, higher investments in research and development and increased interest expense included in other expenses.

Beginning January 1, 2014, we reorganized our U.S. direct sales force into two divisions: the cardiovascular division ("CVD") and the interventional procedure division ("IPD"). The CVD has 54 sales representatives, and the IPD has 35 sales representatives. We undertook the reorganization in an effort to address the diversity and complexity of our product offerings. We believe the reorganization of our U.S. direct sales force has been successful thus far, as our sales growth for our U.S. direct sales force for the three and nine-month periods ended September 30, 2014 was 10.1% and 10.7%, respectively. We believe this reorganization to our U.S. direct sales force will continue to contribute to improved sales growth of our internally developed products as well as our newly acquired products and facilitate the launch of future products, most of which have or we believe will have higher gross profit margins than the gross margins of many of our existing products. This reorganization has increased our selling, general and administrative expenses in the short term, but we believe over time it will help us improve our profitability.

We continue to focus our efforts on expanding our presence in foreign markets, particularly EMEA, China, Brazil, Russia, and SEA, in an effort to expand our market opportunities. These efforts have increased our selling, general and administrative expenses in the short term, but we believe over time they will help us improve our profitability. Our international sales growth was strong for the quarter ended September 30, 2014. International sales for the third quarter of 2014 were approximately $50.9 million, or 40% of total sales, up 21% from the corresponding period in 2013. The increase in international sales was primarily driven by increased growth in EMEA sales of approximately $4.7 million, China sales of approximately $2.2 and Japan sales of approximately $1.4 million.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Gross profit	44.6	44.3	43.8	42.9
Selling, general, and administrative expenses	28.2	27.2	29.6	28.9
Research and development expenses	6.7	6.3	7.2	7.6
Intangible asset impairment charge	0.9	7.0	0.3	2.5
Contingent consideration benefit	(0.6)	(3.6)	(0.2)	(1.2)
Income from operations	9.4	7.3	6.9	5.1
Other expense - net	(1.4)	(1.7)	(1.8)	(1.6)
Income before income taxes	8.0	5.6	5.1	3.5
Net income	6.0	4.9	3.8	3.0

Sales. Sales for the three months ended September 30, 2014 increased by 11.8%, or approximately $13.6 million, compared to the corresponding period of 2013. Sales for the nine months ended September 30, 2014 increased by 14.6%, or approximately $47.9 million, compared to the corresponding period of 2013. Listed below are the sales by product category within each business segment for the three and nine-month periods ended September 30, 2014 and 2013 (in thousands):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2014	2013	% Change	2014	2013
Cardiovascular
Stand-alone devices	14.5%	$36,405	$31,792	17.2%	$107,364	$91,577
Custom kits and procedure trays	5.0%	27,719	26,389	6.2%	81,917	77,163
Catheters	19.6%	22,462	18,779	16.7%	64,192	55,013
Inflation devices	13.4%	18,653	16,450	14.1%	54,762	48,012
Embolization devices	25.3%	11,249	8,977	33.0%	31,681	23,819
CRM/EP	(9.1)%	7,703	8,472	13.7%	23,851	20,982
Total	12.0%	124,191	110,859	14.9%	363,767	316,566

Endoscopy
Endoscopy devices	6.1%	4,617	4,351	5.4%	13,142	12,467

Total	11.8%	$128,808	$115,210	14.6%	$376,909	$329,033

Our cardiovascular sales grew 12.0% for the three months ended September 30, 2014 and 14.9% for the nine months ended September 30, 2014, when compared to the corresponding periods of 2013. This improvement was largely the result of increased sales of our stand-alone devices (particularly our Safeguard® Pressure Assisted Device, Merit Laureate® hydrophilic guide wires and hemostasis product line), catheters (particularly our Prelude® introducer sheath product line, ReSolve® drainage catheters, cardiology diagnostic catheters and guiding catheters) embolization devices, inflation devices and procedure trays.

Our endoscopy sales increased 6.1% for the three months ended September 30, 2014 and 5.4% for the nine months ended September 30, 2014, when compared to the corresponding periods of 2013. The increase in both periods was primarily related to an increase in our sales of the EndoMAXX™ fully covered esophageal stent and BIG60® inflation device.

Gross Profit. Gross profit as a percentage of sales increased to 44.6% and 43.8% for the three and nine-month periods ended September 30, 2014, respectively, compared to 44.3% and 42.9% for the three and nine-month periods ended September 30, 2013, respectively. The increase in gross profit for both periods was primarily related to lower average fixed overhead unit costs as the result of higher production volumes for the three and nine-month periods ended September 30, 2014 when compared to the corresponding periods of 2013 and a favorable product mix (primarily from sales of BioSphere products).

Operating Expenses. Selling, general and administrative expenses increased to 28.2% of sales for the three months ended September 30, 2014, from 27.2% of sales for the three months ended September 30, 2013. Selling, general and administrative expenses increased to 29.6% of sales for the nine months ended September 30, 2014, compared with 28.9% of sales for the nine months ended September 30, 2013. The increase in selling, general, and administrative expenses for both periods was primarily related to headcount additions to support our domestic sales force reorganization, international sales expansions, and costs associated with our new facility in Pearland, Texas, which are currently being recorded as selling, general, and administrative expenses during a transition period of approximately nine months as we complete the movement and qualification of production equipment from the old facility to the new facility.

Research and Development Expenses. Research and development expenses increased to 6.7% of sales for the three months ended September 30, 2014, compared with 6.3% of sales for the three months ended September 30, 2013. Research and development expenses decreased to 7.2% of sales for the nine months ended September 30, 2014, compared to 7.6% of sales for the nine months ended September 30, 2013. The increase in research and development costs as a percentage of sales for the third quarter of 2014 can be attributed primarily to headcount additions and an Irish government research and development benefit in the third quarter of 2013 related to the completion of Merit’s new building in Galway, Ireland. The decrease in research and development expenses as a percentage of sales for the nine months ended September 30, 2014 was primarily the result of a higher rate of sales growth (15%), and a reduced rate of R&D expense growth (8%), compared to the same period in 2013.

Operating Income. The following table sets forth our operating income by business segment for the three and nine-month periods ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Income
Cardiovascular	11,520	7,753	25,216	16,031
Endoscopy	556	638	733	897
Total operating income	$12,076	$8,391	$25,949	$16,928

Cardiovascular Operating Income.  During the three months ended September 30, 2014, we reported income from operations of approximately $11.5 million from our cardiovascular business segment, compared to income from operations of approximately $7.8 million for the corresponding period of 2013. Absent the net adjustments in both quarters for an intangible asset impairment and contingent consideration benefit of approximately $329,000 for the three months ended September 30, 2014 and approximately $4.0 million for the three months ended September 30, 2013, operating income would have remained unchanged at approximately $12.4 million for the third quarter of 2014 when compared to $12.4 million for the third quarter of 2013. For the nine months ended September 30, 2014, we reported income from operations of approximately $25.2 million from our cardiovascular business segment, compared to income from operations of approximately $16.0 million for the corresponding period of 2013. Absent the quarterly adjustments described above, operating income for the nine months ended September 30, 2014 would have been approximately $26.3 million, when compared to approximately $20.9 million for the nine months ended September 30, 2013, an increase of 25.7%. The increase in operating income for nine months ended ended September 30, 2014 when compared to the comparable period in 2013, was favorably affected by increased sales and higher gross margins, which were partially offset by increases in selling, general, and administrative expenses and higher investments in research and development.

Endoscopy Operating Income.  During the three months ended September 30, 2014, we reported income from operations of approximately $556,000 from our endoscopy business segment, compared to income from operations of approximately $638,000 for the corresponding period of 2013. For the nine months ended September 30, 2014, we reported income from operations of approximately $733,000 from our endoscopy business segment, compared to net income from operations of approximately $897,000 for the corresponding period of 2013. The decrease in operating income from our endoscopy business segment for the three and nine-month periods ended September 30, 2014, when compared to the corresponding periods of 2013, was largely due to increases in selling, general and administrative expenses related to additional headcount for sales representatives in the U.S. and internationally.

Other Expense - Net.  Other expense for the three months ended September 30, 2014 was approximately $1.8 million, compared to other expense of approximately $2.0 million for the corresponding period in 2013. The decrease in other expense for the three months ended September 30, 2014 was primarily related to foreign currency transaction gains during the third quarter of 2014, compared to foreign currency transaction losses for the third quarter of 2013. Other expense for the nine months ended September 30, 2014 was approximately $6.7 million, compared to other expense of approximately $5.3 million for the corresponding period in 2013. The increase in other expense for the nine months ended September 30, 2014 was principally the result of increased interest expense related to higher interest rates associated with our outstanding debt.

Income Taxes.  Our overall effective tax rate for the three months ended September 30, 2014 was 24.3% compared to 12.9% for the corresponding period of 2013. For the nine months ended September 30, 2014, our overall effective tax rate was 25.6%, compared to 14.0% for the corresponding period of 2013. The increase in the effective tax rate for the three and nine-month periods ended September 30, 2014 was primarily attributable to the increase in income before income taxes, resulting in a relatively lower impact of certain discrete tax benefits during the three and nine-month periods ended September 30, 2014 compared to the corresponding periods of 2013. Additionally, the effective income tax rates for the three and nine month periods ended September 30, 2014, compared to the corresponding periods of 2013, were higher as a result of a higher mix of earnings from our U.S. operations, which are taxed at a higher rate than our foreign operations.

Net Income. Net income for the three months ended September 30, 2014 was approximately $7.8 million, or $0.18 per diluted share, compared to approximately $5.6 million, or $0.13 per diluted share, for the three months ended September 30, 2013, representing an increase of 38.5%. Absent the net adjustments in both quarters for the intangible asset impairment and contingent consideration benefit of approximately $204,000, net of tax, for the three months ended September 30, 2014 and approximately $2.5 million, net of tax, for three months ended September 30, 2013, net income would have remained relatively unchanged at approximately $8.0 million for the third quarter of 2014, compared to $8.1 million for the third quarter of 2013. Net income for the nine-month period ended September 30, 2014 was approximately$14.3 million, or $0.33 per diluted share, compared to approximately $10.0 million, or $0.23 per diluted share, for the corresponding period of 2013, representing an increase of 42.6%. Absent the quarterly adjustments described above, net income for the nine months ended September 30, 2014 would have been approximately $14.5 million, compared to approximately $12.5 million for the nine months ended September 30, 2013, representing an increase of 16.1%. The increase in net income for the nine-months ended September 30, 2014 was primarily attributable to increased sales and higher gross margins, partially offset by increases in selling, general, and administrative expenses, higher investments in research and development and increased interest expense included in other expenses.

Liquidity and Capital Resources

Our working capital as of September 30, 2014 and December 31, 2013 was $111.9 million and $100.3 million, respectively. The increase in working capital during the nine months ended September 30, 2014 was primarily the result of increases in trade receivables and inventory balances and was partially offset by increases in accrued expenses and income taxes payables. As of September 30, 2014, we had a current ratio of 2.51 to 1.

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $6.4 million and $7.5 million, respectively, of which approximately $6.0 million and $6.9 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that is available to be repatriated to the United States. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $5.3 million and $6.0 million, respectively, held by our subsidiary in China.

During the nine months ended September 30, 2014, our inventory balances increased by approximately $10.5 million, from $82.4 million at December 31, 2013 to $92.9 million at September 30, 2014. The trailing twelve months inventory turns for the nine-month period ended September 30, 2014 improved to 3.20, compared to 3.06 for the nine-month period ended September 30, 2013.

We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date of December 19, 2017 in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under our term loan, all revolving credit loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs. As of September 30, 2014, Wells Fargo was the sole Lender under the Credit Agreement.

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

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of September 30, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

As of September 30, 2014, we had available borrowings under the Credit Agreement of approximately $19.1 million. Our interest rate under the Credit Agreement as of September 30, 2014 was a fixed rate of 3.23% on $141.3 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.41% on $39.7 million and a variable floating rate of 2.49% on approximately $59.5 million. The current base rate of 2.25% is scheduled to remain in effect until November 24, 2014, at which time the Credit Agreement provides for a new base rate to be determined.

Capital expenditures for property and equipment were approximately $24.3 million and $48.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Our capital expenditures for the nine months ended September 30, 2014 were significantly lower than capital expenditures for the nine months ended September 30, 2013, primarily because during the first nine months of 2013 we were in the final stages of constructing a new production warehouse (including an automated material handling system) and office building totaling 253,000 square feet at our world headquarters in South Jordan, Utah, which we completed in May 2013, and we did not incur comparable expenses during the nine months of 2014.

We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $19.1 million of borrowing availability as of September 30, 2014) and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

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

During the years ended December 31, 2013, 2012 and 2011, we recorded obsolescence expense of approximately $2.7 million, $2.3 million, and $1.5 million, respectively, and wrote off approximately $2.8 million, $1.5 million and $1.1 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2014 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on a combination of a market-based approach using a guideline public company method and an income approach using discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, a determination of a discount rate based on our weighted average cost of capital and the selection of guideline public companies. During our annual test of goodwill balances in 2014, which was completed during the third quarter of 2014, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount.

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

During each of the three and nine-month periods ended September 30, 2014 and 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately

$874,000 and $3.8 million, respectively. Under the terms of the Asset Purchase Agreement we executed with Ostial, we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of our Ostial intangible assets, which resulted in an intangible asset write-down of approximately $1.1 million and $8.1 million related to those assets during each of the three and nine-month periods ended September 30, 2014 and 2013, respectively. These adjustments reduced operating income for each of the three and nine-month periods ended September 30, 2014 and 2013 by approximately $228,000 and $4.3 million, respectively, or approximately $141,000 and $2.7 million, respectively, net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets were the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended September 30, 2014, a portion of our revenues (approximately $25.9 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended September 30, 2014 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended September 30, 2014, fluctuations in the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $687,000 or 0.53%, and a decrease of 0.15% in gross profit, primarily as a result of an increase in Irish manufacturing operating costs denominated in Euros.

On August 29, 2014, we forecasted a net exposure for September 30, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 1,218,000 Euros and 741,000 GBPs. In order to partially offset such risks, at August 29, 2014 we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 1,218,000 Euros and notional amount of 741,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and nine-month periods ended September 30, 2014 and 2013 of all forward contracts, and the fair value of our open positions as of September 30, 2014, were not material.

As discussed in Note 9 to our consolidated financial statements, as of September 30, 2014, we had outstanding borrowings of approximately $240.5 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.0 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.   RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2013 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 10, 2014	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 10, 2014	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER