Form 10-K
period 2014-12-31
MERIT MEDICAL SYSTEMS INC
filed 2015-03-05
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-K
 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014,

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, No Par Value, registered on the NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2014, which is the last day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market System on June 30, 2014), was approximately $658,573,016.  Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.
As of March 2, 2015, the registrant had 43,632,232 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 21, 2015.

PART I

Unless otherwise indicated in this report, “Merit,” “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to possible infringement of our technology or the assertion that our technology infringes the rights of other parties; protection of our proprietary technology; risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreements; potential for significant adverse changes in, or our failure to comply with governing regulations; international and national economic conditions adversely affecting business and results of operations; greater governmental scrutiny and increasing regulation of the medical device industry; termination or interruption of relationships with our suppliers or failure of such suppliers to perform; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; laws targeting fraud and abuse in the healthcare industry; the potential imposition of fines, penalties, or other adverse consequences; employees or agents violating the U.S. Foreign Corrupt Practices Act or other laws or regulations; healthcare reform legislation affecting our financial results and its effects on our business, operations or financial condition; modification or limitation of governmental or private insurance reimbursement policies; fluctuations in foreign currency exchange rates; increases in the prices of commodity components or loss of supply; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through completed, proposed, or future acquisitions; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; volatility in the market price of our common stock (the “Common Stock”); disruption of critical information systems or material breaches in the security of our systems; changes in key personnel; fluctuations in our effective tax rate; work stoppage or transportation risks; failures to comply with applicable environmental laws; manufacturing facilities may be negatively impacted by certain factors, including severe weather conditions and natural disasters; and other factors referenced in our press releases and in our reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are described under Item 1A “Risk Factors” beginning on page 18.

Item 1.	Business.

GENERAL

Merit Medical Systems, Inc. is a worldwide designer, developer, manufacturer and marketer of medical devices used in a vast array of interventional and diagnostic medical procedures. Our mission is to provide innovative high-quality products to physicians and healthcare professionals to enhance patient care and enable them to perform procedures safely and effectively.

Our operations are divided into the following principal markets: diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, thoracic surgery, interventional nephrology, vascular surgery, oncology, electrophysiology, cardiac rhythm management and pain management.

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

PRODUCTS

We design, develop, manufacture and market innovative medical products that offer a high level of quality, value and safety to our customers, as well as the patients they serve. We have devoted our attention to four primary areas: diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology and interventional pulmonology. Our products are also used in other clinical areas such as thoracic surgery, interventional nephrology, vascular surgery, oncology, electrophysiology, cardiac rhythm management and pain management.

The success of our products is enhanced by the extensive experience of our management team in the healthcare industry, our experienced direct sales force and distributors, our ability to combine and customize devices, kits, trays and procedural packs at the request of our customers, and our dedication to offering facility-unique solutions in the markets we serve worldwide.

Cardiology and Radiology Products

Interventional cardiology and interventional radiology are specialty disciplines that use many common visualization techniques and therapeutic approaches to treat vascular disease. These shared techniques give us the opportunity to gain product line efficiencies by serving two distinct therapeutic needs with very similar product platforms. We recognize the unique demands of the two disciplines and work to provide very specific products to serve the unique product needs of physicians practicing in these fields.

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

Vascular Access Products and Accessories. We offer a broad line of devices used to gain and maintain vascular access while protecting the clinician from accidental cuts and needle sticks during procedures. These effective and useful devices and kits include the Futura® Safety Scalpel and an improved line of angiography needles such as the Merit Advance® and the SecureLoc™ Safety Introducer Needle. In addition, we offer an extensive line of sheath introducers (Prelude®) and mini access kits (MAK™ and S-MAK™), which are designed to provide clinicians with smooth, less traumatic, and convenient access to the patient's vasculature. In 2014, we introduced the PreludeEASE™ Hydrophilic Sheath Introducer. The PreludeEASE is designed to provide access to the radial artery while minimizing the potential for spasm with a hydrophilic coating that extends to the tip of the sheath.

In an effort to provide a more complete offering for radial access procedures, we offer the Rad Board®, Rad Board Xtra™, Rad Trac™, and Rad Rest® devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures and has a section of lead-free Xenolite embedded in the Rad Board to help reduce scatter radiation exposure. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer to perform procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures.

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

Hemostasis Management Devices. Catheterization for diagnostic and interventional cardiology procedures generally take one of two approaches, femoral or radial. We offer products to assist clinicians in obtaining and maintaining hemostasis following arterial catheterization by either approach. For hemostasis of the femoral artery, we offer the Safeguard® Pressure Assisted Device. For hemostasis of the radial artery, we offer the Safeguard RadialTM. These products are designed to provide comfort to patients and convenience to clinicians with an easy-to-use, adhesive band that delivers adjustable compression to the puncture site via an air inflatable bulb with a standard Luer lock syringe.

We offer the Clo-Sur PLUS P.A.D™, which is utilized in the local management of bleeding wounds and the creation of a barrier to bacterial penetration. Non-invasive devices, including topically applied hemostatic dressings, are used primarily in diagnostic procedures; however, radial access sites use compression devices in both diagnostic and interventional procedures. As a result, we have developed and offer two independent, highly differentiated radial compression systems, the Finale® Compression Device and the RADstat® Radial Artery Compression Device.

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

Diagnostic Catheters. We offer diagnostic catheters for use during both cardiology and radiology angiographic procedures. Our diagnostic catheters include our Impress® line of peripheral catheters and the Performa® line of cardiology catheters. These catheters offer interventional radiologists and cardiologists superior performance during a variety of angiography procedures. During 2013, we introduced the MIV™ Radial Ventriculogram Pigtail Catheter to address the difficulty in accessing the left ventricle from the radial artery when using standard femoral approach catheters. MIV Radial Catheters are designed to angle toward the left cusp from the radial approach, facilitating easier insertion into the ventricle.

Hemostasis Valves. We have developed a broad line of technically sophisticated, clinically acclaimed, hemostasis valves, MAP™ Merit Angioplasty Packs and angioplasty accessories. Hemostasis valves connect to catheters and allow passage of additional guide wires, balloon catheters and other devices into the vasculature, while reducing the amount of blood loss during the procedures. During 2014, we launched the PhD™ Hemostasis Valve in multiple countries. The PhD features both a standard primary compression seal, as well as a secondary push-and-release bleedback seal. The two seals allow interventional physicians to maintain and manipulate interventional devices with minimal blood loss. Our hemostasis valve line includes the Honor®, AccessPLUS™, Access-9™, DoublePlay™, MBA™, PhD and the Passage®.

Inflation Devices. During PCI and PPI procedures, balloons and/or stents are placed within the vasculature. The balloons must be carefully placed, inflated, and deflated within the vessel in order to achieve optimal results without injury to the patient. For more than two decades, we have offered an extensive, innovative line of inflation devices that accurately measure pressures during balloon and stent deployment. The basixTOUCH™ Inflation Syringe offers clinicians one-handed preparation and priming for faster preparation time. The Blue Diamond™ Digital Inflation Device features an angled gauge for better viewing. Additionally, our IntelliSystem® and Monarch® Inflation Devices (state-of-the-art digital inflation systems), as well as the BasixCOMPAK™ Inflation Syringe, offer clinicians a wide range of features and prices.

Drainage Catheters and Accessories. We have a broad line of catheters for nephrostomy, abscess, biliary and other drainage procedures. The ReSolve® Locking Drainage Catheter's unique, convenient locking mechanism is appreciated by clinicians and patients who comment on the enhanced comfort that the catheter provides. During 2014, we introduced the ReSolve® Biliary Drainage Catheter with a hydrophilic coating. We also offer a range of catheter fixation devices, including the Revolution™ Catheter Securement Device, which was designed to save time, enhance patient comfort and improve cost-effectiveness. We also provide a wide selection of accessories that complement our drainage catheters, including tubing sets and drainage bags. For non-vascular applications, we offer mini access kits (MAK-NV™) designed for easy visualization and quick access into the drainage area. For enhanced visibility, the kits feature an echo-enhanced needle and radiopaque marker tip on the introducer.

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

QuadraSphere® Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States; and

Bearing nsPVA® Particles, which are marketed for symptomatic uterine fibroids, hypervascularized tumors, and arteriovenous malformations in the United States, the European Union, and several other markets outside the United States.

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

Angiography and Angioplasty Accessories. We offer the Ostial PRO® Stent Positioning System, a medical-grade disposable guide wire system designed to provide consistent and precise stent implantation in aorto-ostial lesions during coronary or peripheral interventional procedures. The Ostial PRO can be used to introduce and position stents and other interventional devices within the coronary and peripheral vasculature and function as an alignment tool. Additional angiographic accessories include the Flow Control Switch™, an integrated, one-handed, single-channel switch designed with clinician and patient safety in mind. Since the introduction of the CCS™ Coronary Control Syringe line in 1988, we have continued to develop innovative, problem-solving devices, accessories, kits and procedure trays for use during minimally invasive diagnosis and treatment of coronary artery and peripheral disease. We now offer a broad range of specialty syringes, including color-coded Medallion® Syringes and the VacLok® Vacuum Pressure Syringe. The most recent line extensions to our syringe product family are frosted and sword-handled Medallion® syringes. Additionally, we offer an extensive line of kits containing fluid management products such as syringes, manifolds, stopcocks, tubing, and disposable pressure transducers (Meritrans®) for measurement of pressures within the vessels and chambers of the heart. The TRAM® and TRAM-P™ Manifolds with Integral Transducers combine a low torque manifold with the transducer. We also provide devices, kits and procedure trays designed to effectively and safely manage fluids, contrast media and waste during angiography and interventional procedures. The Miser® Contrast Management System complements our comprehensive line of fluid management products used in angiography procedures.

Hemodialysis and Peritoneal Dialysis. We offer peritoneal dialysis catheters and accessories as part of our dialysis and interventional nephrology product line, including the Flex-Neck® and ExxTended™ Peritoneal Dialysis Catheters and Y-TEC® Implantation Kits. The Centros® and CentrosFLO® Long-Term Hemodialysis Catheters anchor our chronic dialysis line. The ProGuide™ is considered a “workhorse” catheter for chronic dialysis and provides a platform for the development of additional Merit products in the dialysis and interventional nephrology market. For example, the new Prelude® Short Sheath provides vascular access to dialysis grafts, along with our extensive line of micro access devices such as the MAK™ and S-MAK™ line of mini access kits. We also offer a wide range of guide wires, diagnostic catheters, therapeutic infusion systems and safety products that can be used during dialysis-related procedures. The OuTake® Catheter Extractor is used to remove tunneled chronic dialysis catheters from dialysis patients. A curved introducer needle aids clinicians who choose to place a tunneled dialysis catheter over a wire with a single stick. The Slip-Not® Suture Retention Device provides a unique and effective method for securing a purse-string suture that controls bleeding after an arteriovenous (“AV”) fistula intervention. In addition, we offer the Impress® 30 cm Fistula Catheters, which can be used by interventional nephrologists. Our dialysis and interventional nephrology products are designed to provide comprehensive coverage for completing AV fistula interventions.

Electrophysiology ("EP") and Cardiac Rhythm Management ("CRM") Products. We offer innovative solutions to address lead implantation and therapeutic delivery in the rapidly-expanding cardiac rhythm management and electrophysiology fields.

CRM is the field of cardiovascular disease therapy that relates to the detection and treatment of abnormally fast (tachycardia) and abnormally slow (bradycardia) heart rhythms, or electrical patterns in the heart, and heart failure. We offer products that improve lead delivery and vessel access. The ClassicSheath™ Splittable Hemostatic Introducer System allows for insertion of cardiac pacer leads for pacemakers and implantable cardioverter defibrillators. Its robust valve design reduces the risk of air embolism and backbleed. We also offer the Worley™ Advanced LV Delivery System to aid in the insertion and implantation of left ventricular leads, which are wire electrodes inserted into the coronary sinus to the left lateral wall of the heart to pace the left side of the heart for heart failure patients. The Worley™ Advanced LV Delivery System has been shown to reduce lead failure, improve target lead location and reduce procedure times.

Cardiac EP is the study of diagnosing and treating the electrical activities of the heart. Common procedures include diagnostic EP studies and therapeutic ablation procedures designed to deter arrhythmia. We offer the HeartSpan® Transseptal Needle, which is designed with a larger ergonomic handle, unique unibody needle design and optimal needle sharpness; the HeartSpan® Transseptal Sheath, which features an improved hemostasis valve for reduced blood loss and air embolism, smooth sheath to dilator transition for easier transseptal crossing, and reinforced stainless steel tubing for excellent torque response. In 2014, we introduced the HeartSpan® Steerable Sheath Introducer designed to reduce the risk of atrial wall perforation when navigating cardiac chambers.

Endoscopy Products for Gastroenterology, Pulmonology, and Thoracic Surgery

Airway Stents. Through our Merit Endotek division ("Merit Endotek"), we sell a variety of non-vascular stents. Our AERO® and AERO DV® Fully Covered Tracheobronchial Stents are used by interventional pulmonologists and thoracic surgeons. These products offer our customers patented, fully covered, self-expanding metal stents used to improve patency of patient airways-both tracheal and bronchial-and to offer palliation to patients suffering from strictures caused by cancer. We released the new AEROmini™ fully covered tracheobronchial stent system in February, 2015. The AEROmini's low-profile delivery system is designed to provide additional flexibility to aid in the accurate placement of stents in difficult anatomy.

Esophageal Stents. The Alimaxx-ES™ and the EndoMAXX® Fully Covered Esophageal Stents are used by interventional gastroenterologists, otolaryngologists and thoracic surgeons to palliate symptoms associated with malignant tumors and strictures affecting the esophagus, as well as to treat concomitant tracheoesophageal fistulae. The new EndoMAXX EVT™ is an esophageal stent with a reflux control valve that is currently only available for sale outside the United States.

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

Bipolar Coagulation Probes. Bipolar probes are used by physicians as one means of controlling bleeding within the gastrointestinal tract. Our Brighton® Bipolar Probe is now sold directly by Merit Endotek and our original bipolar probe is sold on an original equipment manufacturer (“OEM”) basis to customers who market them to a large number of gastroenterologists.

Inflation Devices. Merit Endotek's BIG60® Inflation Device is a 60 mL device designed to inflate and deflate non-vascular balloon dilators while monitoring and displaying inflation pressures up to 12 atmospheres. Merit Endotek also offers Endotek-labeled versions of the BasixCOMPAK™ and Monarch Inflation Device to customers in pulmonology, gastroenterology, and thoracic surgery.

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

Oropharyngeal Airway, Bite Block and Oxygen Administration Device. The TIO™ Three-in-One is a combination product that incorporates the benefits of an oropharyngeal airway, bite block and oxygen administration device into one convenient, easy-to-use device, designed to enhance procedure efficiency.

BAL Kits. We recently released the bronchoalveolar lavage (BAL) Convenience Kit™ that includes the components needed to help ensure efficiency, consistency and safety during intubated bronchoscopy requiring bronchoalveolar lavage. These all-in-one kits are ideal for busy Intensive Care Units and practices looking to streamline and standardize patient care.

Specialty Procedure Products

In addition to the procedures and devices detailed above, interventional radiology and other special procedure labs perform a variety of additional minimally invasive diagnostic and interventional procedures. We offer a variety of devices and accessories used during these procedures.

Support Catheters. In 2014 we introduced the Merit SureCross® Support Catheter. This catheter is designed to cross partial and total chronic occlusions in the peripheral arteries.

Discography Products. Discography is a technique used to determine whether a disc is the source of pain in patients with back or neck pain. During discography, contrast medium is injected into the disc and the patient's response to the injection is noted. Due to their quality and accuracy, our digital inflation devices (IntelliSystem® and Monarch) are used in many pain management clinics.

Coated Wires and Tubes. We provide coating services for medical tubes and wires under OEM brands. We offer coated tubes and wires to customers on a spool or as further manufactured components like hypotubes, guide wire components, coated mandrels/stylets and coated needles. Our coating operation facility is located in Venlo, The Netherlands, where PFOA-free PTFE and Hydrophilic coatings are applied to bulk lengths of bare wire and tubing, prior to cutting, using a proprietary spool-to-spool coating method. Our coating technology is designed to facilitate production of consistently-coated medical tubes and wires with tight tolerances. In the summer of 2013, we opened a state-of-the-art hypotube manufacturing Center of Excellence in Galway, Ireland, which features advanced laser cutting and ablation, passivation, cleaning and other hypotube manufacturing processes. The Merit HypotubeTM is used as the catheter shaft in PTCA and PTA balloon catheters, as well as functional guide wires.

Pressure Sensors. Our sensor division manufactures and sells microelectromechanical systems (“MEMS”) pressure sensor components focusing on piezoresistive pressure sensors in various forms, including bare silicon die, die mounted on ceramic substrates, and custom assemblies for specific customers.

MARKETING AND SALES

Target Market/Industry. Our principal target markets include diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, thoracic surgery, interventional nephrology, vascular surgery, oncology, electrophysiology, cardiac rhythm management and pain management.

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

We also service the growing interventional nephrology market. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. When the kidneys malfunction, waste substances are not properly excreted, creating an abnormal buildup of wastes in the bloodstream. Dialysis machines are used to treat this condition. Dialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of dialysis patients. In the past few years, we have added catheters and other accessories to our dialysis-related product offerings.

We believe the development of Merit Endotek and the move into the areas of interventional gastroenterology, pulmonology and thoracic surgery will open up new opportunities to sell existing Merit products, such as inflation devices, syringes, centesis catheters and procedure kits to those markets, but will also provide additional products incorporating our non-vascular stent and guide wire technology.

In general, our target markets are characterized by rapid change resulting from technological advances and scientific discoveries. We plan to continue to develop and launch innovative products to support clinical trends and to address the increasing demands of these markets.

Marketing Strategy. Our marketing strategy is focused on identifying and introducing a regular flow of highly profitable differentiated products that meet customer needs. In order to stay abreast of customer needs, we frequently seek suggestions from health care professionals working in multiple fields of medicine, including diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, thoracic surgery, interventional nephrology, vascular surgery, oncology, electrophysiology, cardiac rhythm management and pain management. Suggestions for new products and product improvements may also come from engineers, sales people, physicians and technicians who perform clinical procedures.

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

U.S. and International Sales. Sales of our products in the U.S. accounted for 61%, 63% and 63% of our total sales for the years ended December 31, 2014, 2013 and 2012, respectively. In the U.S. we have a dedicated corporate sales organization primarily focused on selling to end user hospitals and clinics, major buying groups and integrated healthcare networks.

We have direct sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, Africa, the Middle East, Asia, South and Central America, Oceania and Canada. In 2014, our international sales grew approximately 20% over our 2013 international sales, and accounted for approximately $198.3 million, or 39% of our total sales. Merit Endotek has a small, but growing, presence in several international markets. With the recent and planned additions to our product lines, we believe our international sales will continue to increase.

We require our international dealers to inventory products and sell directly to customers within defined sales territories. Each of our products must be approved for sale under the laws of the country in which it is sold. International dealers are responsible for compliance with all applicable laws and regulations in their respective countries.

We consider training to be a critical factor in the success of our direct sales force. Our sales representatives are trained by our personnel at our facilities, by a senior sales person in their respective territories, at regular national and regional sales meetings, by consulting physicians and other healthcare professionals and by observation of procedures in laboratories and operating rooms throughout the U.S.

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

CUSTOMERS

We provide products to hospitals and clinic-based cardiologists, radiologists, neurologists, nephrologists, vascular surgeons, interventional gastroenterologists and pulmonologists, thoracic surgeons, physiatrists (pain management physicians), nephrologists, vascular surgeons, oncologists, electrophysiologists, technicians and nurses. Hospitals and acute care facilities in the United States purchase our products through our direct sales force, distributors, OEM partners, and custom procedure tray manufacturers who assemble and combine our products in custom kits and packs. Outside the United States, hospitals and acute care facilities purchase our products through our direct sales force, or, in the absence of a sales force, through independent distributors or OEM partners.

In 2014, our U.S. sales force made approximately 42% of our sales directly to U.S. hospitals (including three percent of our total sales for Merit Endotek) and approximately seven percent of our sales through other channels such as U.S. custom procedure tray manufacturers and distributors. We also sell products to other medical device companies through our U.S. OEM sales force, which accounted for approximately 15% of our 2014 sales. Approximately 39% of our 2014 sales were made to international markets by our direct European sales force, international distributors, and our OEM sales force (includes three percent of our total sales for OEM international). Sales to our largest customer accounted for approximately three percent of total sales during the year ended December 31, 2014.

RESEARCH AND DEVELOPMENT

Our commitment to innovation led to the introduction of several new products in 2014. We are also working on additional new products for future release. We are developing the Prelude SnapTM, a splittable hemostatic introducer designed to introduce various pacing leads and catheters. We believe the Prelude Snap will have a reduced break force as compared to its predicate and a larger wing design for better grip. We received CE mark approval for the Prelude Snap introducer in January of 2015, and anticipate receiving FDA clearance during the second quarter of 2015.

We are also developing the CorvocetTM Core Needle Biopsy System, which is designed with a number of innovative features including enhanced ergonomics, improved precision, as well as innovations intended to minimize patient discomfort. As a diagnostic tool, the biopsy system is intended to compliment the treatment options in our growing embolotherapy product portfolio. We expect to receive CE mark approval for the Corvocet system during the third quarter of 2015, and FDA clearance during the fourth quarter of 2015.

We are also developing a disposable, digital inflation syringe designed to inflate and deflate angioplasty balloons, deploy stents, and measure the time of inflation and pressure within the balloon. As currently designed, the time and pressure data would be transferred via a Bluetooth® wireless connection to a tablet which would display the data in real time. Many hospitals record angioplasty metrics including maximum pressure and inflation time. These metrics could be logged in the monitor and viewed on the screen, or could be exported via a printer or e-mail. We expect CE mark approval for the digital inflation syringe and FDA clearance during 2016.

We also intend to expand our line of One-Step™ Centesis Catheters that are used to drain fluid from patients during procedures such as paracentesis and thoracentesis. There is new patent protection pending for this line extension. We expect additional sizes and a new pigtail version to be available stand alone, as well as for kits and trays, during the second half of 2015.

We are developing a dual lumen catheter named the LamsanoTM for delivery of contrast medium in angiographic studies and for simultaneous pressure measurement at two sites. Measuring pressure at two sites is useful in determining transvalvular, intravascular, and intraventricular pressure gradients. We expect CE mark approval for the Lamsano catheter and FDA clearance during 2016.

We have also developed a syringe preloaded with dry nsPVA (non-spherical polyvinylalcohol) embolic particles. The syringe features silicone-free lubrication, ideal for packaging with this type of product. We expect CE mark approval of the syringe and FDA clearance in the second quarter of 2015.

We expect to launch a resorbable embolic in 2015: gel foam in a syringe. Gel foam is currently available in sheet form from suppliers. We will provide gel foam dry in a syringe, minimizing preparation steps and improving preparation consistency. The syringe configuration for gel foam will also provide a seamless method of administration following biopsy procedures.

We are developing a line extension to our basixTOUCHTM inflation device, with improved performance to deliver 40 ATM of pressure for the inflation of large, high pressure interventional balloons. The basixTOUCH40 will be available in 2015.

We are developing a self-expanding, covered stent graft that will be used to treat vascular disease. We plan to seek an IDE (investigational device exemption) from the FDA in 2017.

Finally, Merit Endotek is developing a family of ElationTM Balloon Dilators, designed to provide precise, controlled, three-stage dilation and clear visualization of tight strictures during balloon dilation. We expect a fixed-wire esophageal balloon to be available during the second quarter of 2015. A wire-guided esophageal balloon dilator is expected to be CE marked and FDA cleared during the second half of 2015. We intend for the wire-guided balloon dilator to come packaged with a 0.035” (0.89mm) floppy tip guide wire, preloaded in the guide wire lumen to help dilate tight strictures. Pulmonary and biliary balloon dilators are also expected to be CE marked and FDA cleared during the second half of 2015. The pulmonary balloon dilator is intended to be used to endoscopically dilate strictures of the trachea and bronchi.

Our research and development expenses were approximately $36.6 million, $33.9 million, and $27.8 million in 2014, 2013 and 2012, respectively.

We continue to develop new products and make improvements to our existing products utilizing many different sources. Our Chief Executive Officer and VP of Research and Development work closely with our sales and marketing teams, to incorporate feedback from physicians in the field, which can lead to improvements or new products.

Currently we have research and development facilities in:

•	Galway, Ireland

•	South Jordan, Utah

•	Pearland and Dallas, Texas

•	Malvern, Pennsylvania

•	Jackson Township, New Jersey

•	Paris, France and

•	Venlo, The Netherlands

MANUFACTURING

We manufacture many of our products utilizing our proprietary technology and our expertise in plastic injection and insert molding. We generally contract with third parties for the tooling of our molds, but we design and own most of our molds. We utilize our experience in injection and insert molding technologies in the manufacture of most of the custom components used in our products. We have received International Standards Organization (“ISO”) 13485:2003 certification for our facilities in Utah, Texas, Virginia, Pennsylvania, The Netherlands, Ireland and France. We have also received ISO 9001:2008 certification for our Merit Sensor Systems, Inc. (“Merit Sensors”) facility in South Jordan, Utah.

We either assemble the electronic monitors and sensors used in our IntelliSystem and Monarch inflation devices from standard electronic components or purchase them from third-party suppliers. Merit Sensors develops and markets silicon pressure sensors. Merit Sensors presently supplies all of the sensors we utilize in our digital inflation devices and blood pressure transducers.

We currently produce and package all of our microspheres. Manufacturing of our microsphere products includes the synthesis and processing of raw materials and third-party manufactured compounds.

Our products are manufactured at several factories, including facilities located in South Jordan and West Jordan, Utah; Malvern, Pennsylvania; Galway, Ireland; Venlo, The Netherlands; Paris, France; Pearland, Texas; and Chester, Virginia. See Item 2. “Properties.” We have also contracted with third-party manufacturers to produce some of our products domestically and internationally.

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

COMPETITION

We compete in several global markets, including diagnostic and interventional cardiology, interventional radiology, interventional gastroenterology, interventional pulmonology, thoracic surgery, interventional nephrology, vascular surgery, oncology, electrophysiology, cardiac rhythm management and pain management.

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

The principal competitive factors in the markets in which our products are sold are quality, price, value, device features, customer service, breadth of line, and customer relationships. We believe our products have achieved market acceptance due to the quality of materials and workmanship of our products, their innovative design, our willingness to customize our products to fit customer needs, and our prompt attention to customer requests. Our products are priced competitively, but generally not below prices for competing products. Some of our primary competitive strengths are our relative stability in the marketplace; a comprehensive, broad line of ancillary products; and our history of introducing a variety of new products and product line extensions to the market on a regular basis.

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

PROPRIETARY RIGHTS AND PATENT LITIGATION

We have a number of U.S. and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 20 years from the date of filing of the patent. As of December 31, 2014, we owned or had a license to more than 600 U.S. and international patents and patent applications. We also operate under licenses from owners of certain other technology, trade secrets, know-how, copyrights and trademarks.

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

REGULATION

U.S. Regulation. The FDA and other federal, state and local authorities regulate our products and product-related activities. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated under that act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We believe our products and procedures are in material compliance with all applicable FDA regulations, but the regulations are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations. In addition, if the FDA believes that we are not in compliance with the FDCA, it can institute proceedings to detain or seize products, require a recall, enjoin future violations, and/or seek civil and/or criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be negatively affected.

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

PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the subject device. Such evidence typically includes the results of human clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the manufacturing process and controls for the device. As part of the PMA application review, the FDA will inspect the manufacturer's facilities for compliance with the FDA's Quality System Regulations (“QSR”). If the FDA approves the PMA, it may place restrictions on the device. If the FDA's evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. The PMA application process can be expensive and generally takes several years to complete. There is also a substantial “user fee” that must be paid to FDA in connection with the submission of each PMA application. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval. PMA supplements often must be approved by the FDA before the modification to the device, the labeling, or the manufacturing process may be implemented.

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

In November 2010, we received FDA approval of our IDE application to conduct a phase 3 clinical trial to treat primary liver cancer with QuadraSphere Microspheres, combined with the chemotherapeutic agent doxorubicin, compared to conventional transarterial chemoembolization, or cTACE, with doxorubicin. Enrollment in the clinical trial has begun both in Europe and in the United States. An identical product, called HepaSphere Microspheres outside the US, has already received the CE mark for the indication of embolization of liver tumors, with or without doxorubicin, in the EU. Additionally, in October 2012 we received FDA approval of our IDE application to conduct a phase 3 clinical trial to compare the effectiveness and safety of prostate artery embolization compared to transurethral resection of the prostate for the treatment of symptomatic benign prostatic hyperplasia, and enrollment in the clinical trial has begun. Our Embosphere Microspheres used in this trial have already received the CE mark for the indication of prostate artery embolization in the EU. Furthermore, in December 2013 we received FDA approval of our IDE application to conduct a phase 3 clinical trial comparing the EndoMAXX EVT Valved Esophageal Stent with a standard open esophageal stent to evaluate improvements in dysphagia in patients with malignant stricture of the esophagus and to assess quality of life related to symptoms of gastric reflux. Enrollment in this study has begun. Our EndoMAXX EVT Valved Esophageal Stent used in this clinical trial has already received the CE mark in the EU for the indication of for maintaining esophageal luminal patency in esophageal strictures caused by intrinsic and/or extrinsic malignant tumors and for occlusion of esophageal fistulae. The stent is also indicated for stenting refractory benign esophageal strictures for up to six months in the European Union ("EU"). Our inability to complete these trials or our receipt of unfavorable or inconsistent data from these trials may adversely affect our ability to obtain approval for these new indications.

We are currently conducting a clinical trial in an effort to obtain approval from the FDA to claim the use of the QuadraSphere Microspheres with doxorubicin for the treatment of liver cancer in the United States. We are also currently conducting clinical trials to obtain FDA approval to claim the use of our Embosphere Microspheres for the indication of prostate artery embolization, and clearance for the use of our EndoMAXX EVT Valved Esophageal Stent to relieve dysphagia in patients with malignant stricture of the esophagus. European Union regulations do not currently require such an application for these classes of medical device. In order for us to obtain FDA approval or clearance to promote the use of QuadraSphere Microspheres, Embosphere Microspheres, and the EndoMAXX EVT Valved Esophageal Stent for the purposes indicated in our clinical trials, we will need to complete those trials and submit positive clinical data to the FDA. If we cannot enroll study subjects in sufficient numbers to complete the necessary studies, if there is a disruption in the supply of materials for the trials or if any other factors preclude us from completing the trials in a timely manner we will likely not be able to complete those trials. Even if we complete any or all of the three clinical trials, the FDA may require us to undertake additional testing, or the trial results may not be sufficient to obtain FDA approval or clearance for other reasons. If we do not obtain FDA approval or clearance of the product use claimed in a clinical trial, we will not be able to promote the subject product for the indicated treatment of the specific disease or condition in the United States.

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

Labeling and Promotion. Our labeling and promotional activities are also subject to scrutiny by the FDA. Labeling includes not only the label on a device, but also includes any descriptive or informational literature that accompanies or is used to promote the device. Among other things, labeling violates the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, product claims that are outside the labeling either approved or cleared by the FDA violate the FDCA. Allegations of off-label promotion can result in enforcement action by both federal and state agencies, including the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, as well as liability under the False Claims Act, discussed further below.

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

Failure to materially comply with applicable EEA or other foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, the European Commission is currently revising the legal framework for medical devices in the EEA. Approval of the new regulations is anticipated in 2015. If the current EEA and other foreign regulations regarding the manufacture and sale of medical devices change, the new regulations may impose additional obligations on medical device manufactures or otherwise have a material adverse effect on our business.

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

Patient Protection and Affordable Care Act. The Patient Protection and Affordable Care Act (“PPACA”) has changed the way healthcare in the United States is financed by both governmental and private insurers and has significantly affected the medical device industry. This new law contains a number of provisions, including provisions governing enrollment in federal healthcare programs, reimbursement changes, the increased funding of comparative effectiveness research for use in healthcare decision-making, and enhancements to fraud and abuse requirements and enforcement, that we believe affect existing government healthcare programs and result in the development of new programs. The PPACA imposes on medical device manufacturers a 2.3% excise tax on U.S. sales of certain medical devices, which has adversely affected our gross profit and earnings for our marketed products, and is expected to adversely affect our gross profit and earnings in the future.

The PPACA also includes new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. The first report under these provisions was due on March 31, 2014 and was related to payments or other transfers of value made between August 1 and December 31, 2013. Thereafter, annual reports due in March will relate to payments or other transfers of value during the previous calendar year. Reports submitted under these new requirements will be placed in a public database. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. In addition, developing the necessary systems to comply with the new reporting requirement could be financially burdensome. Several states have adopted similar reporting requirements.

Anti-Corruption Laws. Anti-bribery and/or anti-corruption laws are in place in the United States and in many jurisdictions throughout the world. The requirements vary by jurisdiction. In the United States, the Foreign Corrupt Practices Act (the "FCPA") prohibits corrupt payments to foreign officials for the purpose of procuring or maintaining business and requires that we maintain our books and records for accounting transparency purposes under the Securities Exchange Act of 1934. We are required to train our U.S. and international employees to ensure compliance with these anti-corruption laws. Failing to comply with any anti-corruption law could result in fines, penalties or other adverse consequences.

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

In addition to the Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payers, including commercial health insurance companies.

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

Privacy and Security. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), and the rules promulgated thereunder, require certain entities, referred to as "covered entities" (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of protected health information (“PHI”). HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity's PHI against improper use and disclosure. In addition, a business associate may face significant statutory and contractual liability if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity's PHI except as permitted or required by the agreements or as required by law, to use reasonable administrative, physical, and technical safeguards to prevent prohibited disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. Accordingly, we incur compliance-related costs in meeting HIPAA-related obligations under business associate agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

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

Environmental, Health and Safety Regulations. We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as public and worker health and safety. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the release or discharge of hazardous or other regulated materials into the environment. These environmental laws and regulations may impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in non-compliance with all applicable laws at the time the acts were performed. Failure to comply with applicable environmental laws could have a material adverse effect on our business. Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require expenditures. Environmental, health and safety legislation and regulations change frequently. Changes in those regulations could have a material adverse effect on our business, operations or financial condition.

EMPLOYEES

As of December 31, 2014, we employed 3,105 people.

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

We operate in an increasingly competitive medical technology marketplace. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and we have been involved in litigation proceedings related to our intellectual property rights. Our activities have required, and may in the future, require us to defend against claims and actions alleging infringement of the intellectual rights of others. If a court rules against us in any patent litigation, any of several negative outcomes could occur: we could be subject to significant liabilities, we could be forced to seek licenses from third parties, or we could be prevented from marketing certain products. Any of these outcomes could have a material adverse effect on our financial condition or operating results.

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

In addition, we are subject to certain export control restrictions administered by the U.S. Department of the Treasury and may be subject to regulations administered by other regulatory agencies in various foreign countries to which our products are exported. Although we believe we are currently in material compliance with these requirements, any failure on our part to comply with all applicable current and future regulations could adversely affect our business, operations or financial condition.

International and national economic and industry conditions constantly change, and could materially and adversely affect our business and results of operations.

Our business and our results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession and inflation and trade protection measures, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business or results of operations. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase or pay for our products. Disruptions in the credit markets have previously resulted, and could again result, in volatility, decreased liquidity, widening of credit spreads, and reduced availability of financing. There can be no assurance that future financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms may have an adverse impact on us and on our ability to implement our business plan.

The medical device industry is experiencing greater scrutiny and regulation by governmental authorities.

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and product promotional practices. We anticipate that government authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to litigation, and other adverse effects to our operations.

Termination or interruption of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business.

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. In addition, some of our products are manufactured or assembled by third parties. If a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practice, our ability to meet our obligations to our customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business, operations or financial condition.

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

We are currently conducting three clinical trials in an effort to obtain approval from the FDA that would enable us to expand our efforts to commercialize the QuadraSphere Microspheres, Embosphere Microspheres and EndoMAXX EVT Valved Esophageal Stent. European Union regulations do not currently require such applications for these classes of medical device. In order for us to obtain FDA approval or clearance to promote the use of QuadraSphere Microspheres, Embosphere Microspheres and EndoMAXX EVT Valved Esophageal Stent for the purposes indicated in our clinical trials, we will need to complete those trials and submit positive clinical data to the FDA. If we cannot enroll study subjects in sufficient numbers to complete the necessary studies, if there is a disruption in the supply of materials for the trials or if any other factors preclude us from completing the trials in a timely manner we will likely not be able to complete those trials. Even if we complete the three clinical trials, the FDA may require us to undertake additional testing, or the trial results may not be sufficient to obtain FDA approval or clearance for other reasons. If we do not obtain FDA approval or clearance of the product use claimed in a clinical trial, we will not be able to promote the subject product for the indicated treatment of the specific disease or condition in the United States.

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

If our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur fines or penalties, or experience other adverse consequences which could have a material adverse effect on our operating results or financial condition.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and similar anti-bribery laws in non-U.S. jurisdictions. These laws generally prohibit companies and their intermediaries from illegally offering things of value to any individual for the purpose of obtaining or retaining business. As we continue to expand our business activities internationally, compliance with the FCPA and other anti-bribery laws presents greater challenges to our operations. If our employees or agents violate the provisions of the FCPA or other anti-bribery laws, we may incur fines or penalties, which could have a material adverse effect on our operating results or financial condition.

Healthcare reform legislation has negatively affected our financial results and may have a material adverse effect on our business, operations or financial condition.

The PPACA was enacted into law in March 2010, and most of the core pieces of the PPACA are now in effect. Certain other provisions of the legislation are not scheduled to become effective for a number of years. There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The law imposes on medical device manufacturers a 2.3% excise tax on U.S. sales of certain medical devices. During the year ended December 31, 2014 we incurred $3.5 million related to this tax, which reduced our gross profit by 0.7%. In addition, the costs of compliance with the PPACA’s new reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers may have a material, negative impact on our results of operations and our cash flows. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations. As we cannot ultimately predict the long-term effect of the PPACA provisions as they are implemented, any changes to healthcare reform that lower reimbursement amounts for our products could adversely affect our revenues, results of operation or financial condition.

Limits on reimbursement imposed by governmental and other programs may adversely affect our business and results of operation.

The cost of a significant portion of medical care is funded by governmental, and other third-party insurance programs. Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business and results of operations.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

As our operations have grown outside the United States, we have also become subject to market risk relating to foreign currency. Those fluctuations could have a negative impact on our margins and financial results. For example, during 2014, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in an increase in our gross revenues of approximately $501,000.

For the year ended December 31, 2014, approximately $98.6 million, or 19%, of our sales, were denominated in foreign currencies. If the rate of exchange between foreign currencies decline against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those respective foreign currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

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

Over the past several years, we completed a series of significant acquisitions, including our acquisition of BioSphere and Thomas Medical. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own. We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating various acquisition transactions, and we may inherit significant liabilities in connection with prospective acquisitions. In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition. If we do not adequately identify targets for, or manage issues related to, our future acquisitions, such acquisitions may have an adverse effect on our business, operations or financial condition.

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

A significant portion of our revenues is attributable to sales of our inflation devices. During the year ended December 31, 2014, sales of our inflation devices (including inflation devices sold in custom kits and through OEM channels) accounted for approximately 14% of our total revenues. Any material decline in market demand, or change in OEM supplier preference, for our inflation devices could have an adverse effect on our business, operations or financial condition.

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

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, among other things, lose customers, have difficulty preventing fraud, have disputes with customers, physicians, other health care professionals and other employees, be subject to regulatory sanctions or penalties, incur expenses or lose revenues or suffer other adverse consequences. Any of these events could have a material adverse effect on our business, operations or financial condition.

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

Fluctuations in our effective tax rate may adversely affect business, financial condition and results of operation.

We are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition or results of operation.

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

Our operations could be affected by many factors beyond our control, including severe weather conditions and natural disasters, including hurricanes, earthquakes and tornadoes. These conditions could cause substantial damage to our facilities, interrupt our production and disrupt our ability to deliver products to our customers.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Republic of Ireland. We also receive support for European operations from a European distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease office space in Jackson Township, New Jersey; Beijing, Hong Kong and Shanghai, China; Tokyo, Japan; Bangalore, India; and São Paulo, Brazil. Our principal manufacturing facilities are located in South Jordan and West Jordan, Utah; Pearland, Texas; Chester, Virginia; Malvern, Pennsylvania; Galway, Ireland; Paris, France; Venlo, The Netherlands; and Joinville, Brazil. Our research and development activities are conducted principally at facilities located in Galway, Ireland; South Jordan, Utah; Pearland and Dallas, Texas; Malvern, Pennsylvania; Jackson Township, New Jersey; Paris, France; and Venlo, The Netherlands. The following is an approximate summary of our facilities as of December 31, 2014 (in square feet):

	Owned	Leased	Total
U.S.	619,525	412,780	1,032,305
International	216,103	67,413	283,516
Total	835,628	480,193	1,315,821

In 2014 we completed construction of a production, clean room, warehouse and administrative office building in Pearland, Texas, which totals approximately 94,000 square feet and we completed the relocation of our Angleton, Texas manufacturing facility to the new Pearland building. The Pearland facility is designed to provide better protection from natural disasters, modernized facilities and room for future expansion.

In 2014, we executed leases for two manufacturing buildings in Tijuana, Mexico, totaling 195,987 square-feet. We will take occupancy of the first building in early 2015 and the second building, which is currently under construction, in mid-2015. We intend to commence manufacturing operations at the Mexico property during 2015 in an effort to reduce manufacturing costs. This will include manufacturing activities that were previously contracted to third parties.

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

For the year ended December 31, 2014	High	Low
First Quarter	$16.49	$13.25
Second Quarter	$16.76	$12.45
Third Quarter	$15.77	$11.41
Fourth Quarter	$17.69	$11.61

For the year ended December 31, 2013	High	Low
First Quarter	$14.35	$10.10
Second Quarter	$12.36	$9.15
Third Quarter	$14.30	$11.15
Fourth Quarter	$17.08	$12.12

As of March 2, 2015, the number of shares of Common Stock outstanding was 43,632,232 held by approximately 134 shareholders of record, not including shareholders whose shares are held in securities position listings.

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

PERFORMANCE GRAPH

The following graph compares the performance of the Common Stock with the performance of the NASDAQ Stock Market (U.S. Companies) and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in Common Stock prices from December 31, 2009 to December 31, 2014.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ Stock Market (U.S.)
and NASDAQ Stocks (SIC 3840-3849)

250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
226.15
174.84
112.61
Dec-09
Jun-10
Dec-10
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14
Date
Merit Medical Systems, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Stocks(SIC 3840-3849 US Companies
Surgical, Medical, and Dental Instruments and Supplies)

	12/2009	12/2010	12/2011	12/2012	12/2013	12/2014
Merit Medical Systems, Inc.	$100	$82	$87	$90	$102	$113
NASDAQ Stock Market (U.S. Companies)	100	118	119	141	196	226
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100	105	119	131	154	175

The stock performance graph assumes for comparison that the value of the Common Stock and of each index was $100 on December 31, 2009 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:
Performance graph data is complete through last fiscal year. Performance graph with peer group uses peer group only performance (excludes only Merit). Peer group indices use beginning of period market capitalization weighting. Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2015. Used with permission. All rights reserved.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding our equity compensation plans as of December 31, 2014 (in thousands):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Plan category	(a)	(b)	(c)
Equity compensation Plans approved by security holders	2,791 (1),(3)	$12.60	703 (2),(3)

(1)    Consists of 2,790,700 shares of Common Stock subject to the options granted under the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan.

(2)    Consists of 255,919 shares available to be issued under the Merit Medical Systems, Inc. Qualified and Non-Qualified Employee Stock Purchase Plan and 446,800 shares available to be issued under the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan.

(3)    See Note 11 to our consolidated financial statements set forth in Item 8 of this report for additional information regarding these plans.

Item 6.	Selected Financial Data (in thousands, except per share amounts).

	2014	2013	2012	2011	2010
OPERATING DATA:
Net Sales	$509,689	$449,049	$394,288	$359,449	$296,755
Cost of Sales	284,467	254,682	212,296	193,981	168,257
Gross Profit	225,222	194,367	181,992	165,468	128,498

Operating Expenses:
Selling, general, and administrative	147,894	128,642	122,106	104,502	87,615
Research and development	36,632	33,886	27,795	21,938	15,335
Intangible asset impairment charge	1,102	8,089	—	—	—
Contingent consideration benefit	(572)	(4,094)	—	—	—
Acquired in-process research and development	—	—	2,450	5,838	—
Goodwill impairment charge	—	—	—	—	8,344

Total operating expenses	185,056	166,523	152,351	132,278	111,294

Income From Operations	40,166	27,844	29,641	33,190	17,204

Other Income (Expense):
Interest income	217	255	226	129	34
Interest expense	(8,829)	(8,044)	(604)	(789)	(596)
Other income (expense)	18	(216)	(1,645)	345	146
Other income (expense)—net	(8,594)	(8,005)	(2,023)	(315)	(416)

Income Before Income Taxes	31,572	19,839	27,618	32,875	16,788

Income Tax Expense	8,598	3,269	7,908	9,831	4,328

Net Income	$22,974	$16,570	$19,710	$23,044	$12,460

Earnings Per Common Share:
Diluted	$0.53	$0.39	$0.46	$0.58	$0.35

Average Common Shares:
Diluted	43,409	42,884	42,610	39,733	35,976

BALANCE SHEET DATA:
Working capital	$116,910	$100,321	$88,992	$89,857	$72,125
Total assets	747,165	728,283	705,309	447,017	369,480
Long-term debt, less current portion	214,490	238,854	227,566	30,737	81,538
Stockholders’ equity	$435,259	405,706	381,577	357,089	235,615

During the quarters ended September 30, 2014 and 2013, we recorded impairment charges of approximately $1.1 million and $8.1 million, respectively, related to certain intangible assets we acquired from Ostial Solutions, LLC ("Ostial"), which were offset by approximately $874,000 and $3.8 million, respectively, of fair value reductions to the related contingent consideration liability. We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets we acquired from Ostial in January 2012 to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from Ostial and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge.

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

For the year ended December 31, 2014, we reported record sales of approximately $509.7 million, up approximately $60.7 million or 13.5%, over 2013 sales of approximately $449.0 million.

Gross profit as a percentage of sales increased to 44.2% for the year ended December 31, 2014 as compared to 43.3% for the year ended December 31, 2013. The increase in gross profit as a percentage of sales in 2014 was primarily related to a favorable product mix (primarily from sales of BioSphere products) and lower average fixed overhead unit costs as the result of higher production volumes for 2014 when compared to 2013.

Net income for the year ended December 31, 2014 was approximately $23.0 million, or $0.53 per share, as compared to $16.6 million, or $0.39 per share, for the year ended December 31, 2013. The increase in net income for 2014, when compared to 2013, was primarily related to higher sales and gross profits and lower research and development expenses as a percentage of sales, as well as a smaller intangible asset impairment charge, net of the change in the contingent consideration, in 2014 (approximately $228,000 or approximately $141,000 net of tax), compared to 2013 (approximately $4.3 million or approximately $2.7 million net of tax), which was partially offset by a higher selling, general and administrative expenses and a higher effective income tax rate as a result of a higher mix of earnings from our U.S. operations, which are generally taxed at a higher rate than our foreign operations.

During the year ended December 31, 2014, we relocated the operations previously conducted in our Angleton, Texas facility to our new 94,000 square-foot facility in Pearland, Texas. During 2014, approximately $2.5 million of operating costs were expensed into selling, general and administrative costs as opposed to cost of sales, during a transition period of approximately nine months while we completed the movement and qualification of production equipment from the old facility into the new facility. We anticipate this new facility will allow us to expand our manufacturing operations for new and existing products, increase our research and development pilot lab capacity for new product development, and enable us to capitalize on the growth opportunities we are experiencing in our international markets.

In 2014, we executed leases for two manufacturing buildings in Tijuana, Mexico, totaling approximately 196,000 square-feet. We will take occupancy of the first building in early 2015 and the second building, which is currently under construction, in mid-2015. We plan to move products currently being produced by an independent third party contract manufacturer in Tijuana, Mexico to this facility, as well as some products currently being produced in our other existing manufacturing facilities. During 2015, we plan to close down our West Jordan, Utah manufacturing site and to transition the products formerly produced at this site to our new production facility in Tijuana, Mexico and our other existing manufacturing facilities. As we begin operation of our Tijuana, Mexico production facility in 2015, we anticipate approximately $1.5 to $2.5 million of operating expenses that will be treated as selling, general and administrative costs, as opposed to cost of sales, during a transition period of approximately nine months. Over the next three years, we plan to move production lines from other existing production facilities to our new Tijuana facility in an effort to reduce our standard product costs and improve our overall gross profit and earnings in an effort to offset the price pressure we are experiencing for our products, particularly in the U.S., as hospitals try to reduce their rising health care costs.

Beginning January 1, 2014, we reorganized our U.S. direct sales force into two divisions: the cardiovascular division ("CVD") and the interventional procedure division ("IPD"). The CVD has 54 sales representatives, and the IPD has 37 sales representatives. We undertook the reorganization in an effort to address the diversity, complexity and focus of our product offerings. We believe the reorganization of our U.S. direct sales force has been successful thus far, as the sales growth for our U.S. direct sales force for the twelve months ended December 31, 2014 was 9.3% over the comparable period of 2013. Prior to the reorganization, our U.S. direct sales growth for the twelve months ended December 31, 2013 was 7.4% over the comparable period of 2012. We believe this reorganization to our U.S. direct sales force will continue to contribute to improved sales growth and focus of our internally developed products as well as our newly acquired products and facilitate the launch of future products, most of which have or we believe will have higher gross profit margins than the gross margins of many of our existing products. This reorganization has increased our selling, general and administrative expenses in the short term, but we believe over time it will help us improve our profitability.

We continue to focus our efforts on expanding our presence in foreign markets, particularly Europe, Middle East and Africa ("EMEA"), China, Southeast Asia, Japan and Brazil, in an effort to expand our market opportunities. These efforts have increased our selling, general and administrative expenses in the short term, but we believe over time they will help us improve our profitability. Our international sales growth was strong for the year ended December 31, 2014. In 2014, international sales were approximately $198.3 million, or 39% of our total sales, up 20% from 2013. The increase in our international sales during 2014 was primarily related to year-over-year sales increases in EMEA of approximately $18.1 million, up 25.1%, China of approximately $8.8 million, up 27.4%, and Japan of approximately $3.8 million, up 23.4%.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2014	2013	2012
Net sales	100%	100%	100%
Gross profit	44.2	43.3	46.2
Selling, general, and administrative expenses	29.0	28.6	31.0
Research and development expenses	7.2	7.5	7.0
Acquired in-process research and development	—	—	0.6
Intangible asset impairment charge	0.2	1.8	—
Contingent consideration benefit	(0.1)	(0.9)	—
Income from operations	7.9	6.2	7.5
Income before income taxes	6.2	4.4	7.0
Net income	4.5	3.7	5.0

Listed below are the sales by product category within each business segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	% Change	2014	% Change	2013	% Change	2012
Cardiovascular
Stand-alone devices	15%	$143,712	10%	$125,445	12%	$114,242
Custom kits and procedure trays	7%	111,076	10%	103,700	3%	94,586
Inflation devices	10%	72,538	(4)%	66,182	2%	68,979
Catheters	17%	87,550	16%	75,131	17%	64,878
Embolization devices	31%	43,855	(1)%	33,395	8%	33,870
CRM/EP	17%	32,975	1,359%	28,271	—%	1,938
Total	14%	491,706	14%	432,124	9%	378,493

Endoscopy
Endoscopy devices	6%	17,983	7%	16,925	31%	15,795

Total	14%	$509,689	14%	$449,049	10%	$394,288

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2014 were approximately $491.7 million, up 13.8%, when compared to the corresponding period for 2013 of approximately $432.1 million. Sales for the year ended December 31, 2014 were favorably affected increased sales of our stand-alone devices (particularly our Safeguard® Pressure Assisted Device, hemostasis product line and Laureate® hydrophilic guide wires) of approximately $18.3 million, up 14.6%, catheters (particularly our Prelude® introducer sheath product line, ReSolve® drainage catheters, guiding catheters and aspiration catheters) of approximately $12.4 million, up 16.5%, embolization devices of approximately $10.5 million, up 31.3%, and custom kits and procedure trays of approximately $7.4 million, up 7.1%. Our cardiovascular sales for the year ended December 31, 2013 were approximately $432.1 million, up 14.2%, when compared to sales in 2012 of approximately $378.5 million. Sales for the year ended December 31, 2013 were favorably affected by sales of our cardiac CRM and EP products acquired from Thomas Medical of $26.3 million, an increase in sales of our stand-alone devices (particularly our Merit Laureate® hydrophilic guide wires, newly-acquired Safeguard product and EN Snare endovascular snare) of approximately $11.2 million, or 9.8%; an increase in sales of catheter devices (particularly our peritoneal dialysis catheter acquired from MediGroup, micro catheter product line, Prelude sheath product line and Maestro microcatheter) of approximately $10.2 million, or 15.8%; and an increase in sales of custom kits and procedure trays of approximately $9.1 million, or 9.6%. Our cardiovascular sales for the year ended December 31, 2012 were approximately $378.5 million, up 8.9%, when compared to the corresponding period for 2011 of approximately $347.4 million. Cardiovascular sales for the year ended December 31, 2012 were favorably affected by an increase in sales of our stand-alone devices (particularly our hemostasis valves, guide wires and Scion Clo-SurPLUS P.A.D.) of approximately $12.3 million, or 12.0%; an increase in sales of catheter devices (particularly our Prelude sheath product line, micro catheter product line, aspiration catheter product line and diagnostic catheters) of approximately $9.5 million, or 17.2%; and an increase in custom kits and procedure trays of approximately $3.1 million, or 3.3%.

Our cardiovascular sales increased during 2014, 2013 and 2012, notwithstanding the fact that the markets for many of our products experienced slight pricing declines as our customers tried to reduce their costs. Substantially all of the increases in our revenues during the three years were attributable to increased unit sales. Sales by our European direct sales force are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations increased sales 0.1% in 2014 compared to 2013, increased sales by 0.2% in 2013 compared to 2012, and decreased sales by 0.7% in 2012 compared to 2011. New products and market share gains in our existing product lines were additional sources of revenue growth.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2014 were approximately $18.0 million, up 6.3%, when compared to sales in the corresponding period of 2013 of approximately $16.9 million. This increase was primarily due to the increase in our sales of the EndoMAXX Fully Covered Esophageal Stent and BIG60 inflation device.  Our endoscopy sales for the year ended December 31, 2013 were approximately $16.9 million, up 7.2%, when compared to sales in the corresponding period of 2012 of approximately $15.8 million. This increase was primarily the result of sales of our EndoMAXX Fully Covered Esophageal Stent. Our endoscopy sales for the year ended December 31, 2012 were approximately $15.8 million, up 31.4%, when compared to sales in the corresponding period of 2011 of approximately $12.0 million. This increase was primarily related to the increased sales of our new EndoMAXX Fully Covered Esophageal Stent.

International Sales. International sales for the year ended December 31, 2014 were approximately $198.3 million, or 39% of total sales, up 19.6% from the same period in 2013. International sales for the year ended December 31, 2013 were approximately $165.8 million, or 37% of total sales, up 13.3% from the same period in 2012; and international sales for the year ended December 31, 2012 were approximately $146.3 million, or 37% of total sales, up 16.2% from the same period in 2011. The increase in our international sales during 2014 was primarily related to year-over-year sales increases in EMEA of approximately of $18.1 million, up 25.1%, China of approximately $8.8 million, up 27.4% and Japan of approximately $3.8 million, up 23.4%. The increase in our international sales during 2013 was primarily related to year-over-year sales increases in China of approximately $5.4 million, up 20.3%; Europe Direct of approximately $5.3 million, up 13.1% (would have been up 11% in constant currency); and Russia of approximately $2.4 million, up 54.0%. The increase in our international sales during 2012 was primarily related to year-over-year sales increases in China of approximately $5.9 million, up 28.7%; Europe Direct of approximately $2.7 million, up 6.7% (would have been up 16% in constant currency); United Arab Emirates ("UAE") of approximately $2.0 million, up 55.0%; Russia of approximately $1.8 million, up 67.0%; Japan of approximately $1.8 million, up 14.4%; and Brazil of approximately $1.7 million, up 50.0%.

Gross Profit. Our gross profit as a percentage of sales was 44.2%, 43.3%, and 46.2% in 2014, 2013, and 2012, respectively. The increase in gross profit as a percentage of sales in 2014 was primarily related to a favorable product mix (primarily from sales of BioSphere products) and lower average fixed overhead unit costs as the result of higher production volumes for 2014 when compared to the corresponding period of 2013. The decrease in gross profit as a percentage of sales in 2013 was primarily related to amortization of developed technology costs of 1.3% associated with the Thomas Medical and Datascope acquisitions, implementation of the Medical Device Excise Tax of 1.0% which was part of the Affordable Care Act, and higher standard costs of 0.9% resulting from lower production volumes at the beginning of 2013. Gross profit as a percentage of sales for 2012, compared to the corresponding period of 2011, remained relatively unchanged.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased approximately $19.3 million, or 15.0%, in 2014 compared to 2013; approximately $6.5 million, or 5.4%, in 2013 compared to 2012; and approximately $17.6 million, or 16.8%, in 2012 compared to 2011. The increase in selling, general and administrative expenses as a percentage of sales of 29.0% for 2014, when compared to 2013 of 28.6%, was primarily related to headcount additions to support our domestic sales force reorganization, international sales expansions, and costs of approximately $2.5 million associated with our new facility in Pearland, Texas, which were recorded as selling, general, and administrative expenses during a transition period of approximately nine months as we completed the movement and qualification of production equipment from the old facility to the new facility. The decrease in selling, general and administrative expenses as a percentage of sales of 28.6% for 2013, when compared to 2012 of 31.0%, was primarily related to the implementation of cost-cutting initiatives in expenses such as trade shows and conventions, 401(k) employer match and bonuses. The increase in selling, general and administrative expenses in 2012, compared to 2011, was primarily due to the hiring of additional domestic and international sales and marketing representatives, in an effort to expand our sales distribution and increase market share for new and existing products. In connection with the Thomas Medical acquisition, we incurred approximately $2.7 million, or 0.7% of total sales, in non-recurring severance costs and acquisition costs included in selling, general and administrative costs for 2012. Selling, general and administrative expenses as a percentage of sales were 29.0%, 28.6% (28.0% if not for approximately $489,000 and approximately $2.4 million, respectively, of non-recurring transaction costs attributable to acquisitions and severance expenses), and 31.0% (30.3% without non-recurring Thomas Medical acquisition costs) in 2014, 2013 and 2012, respectively.

Research and Development Expenses. Research and development expenses increased by 8.1% to approximately $36.6 million in 2014, compared to approximately $33.9 million in 2013. The increase in research and development expenses for the year ended December 31, 2014 was primarily due to headcount additions to support new product development. Research and development expenses increased by 21.9% to approximately $33.9 million in 2013, compared to approximately $27.8 million in 2012. The increase in research and development expenses for the year ended December 31, 2013 was primarily due to research and development costs associated with the acquisition of the products we acquired from Thomas Medical, headcount additions for research and development to support new product development, and personnel increases in Merit's regulatory department to support registrations in foreign countries to expand international product offerings. Research and development expenses increased by 26.7% to approximately $27.8 million in 2012, compared to approximately $21.9 million in 2011. The increase was primarily due to headcount additions for our research and development group to support new products and personnel increases in our regulatory department to support product registrations in foreign countries as we expanded our international sales distribution. Our research and development expenses as a percentage of sales were 7.2% for 2014, 7.5% for 2013, and 7.0% for 2012. We have a pipeline of new products, and we believe that we have an effective level of capabilities and expertise to continue the flow of new internally-developed products into the future with average gross margins that are higher than our historical gross margins.

During 2012, we incurred in-process research and development charges of approximately $2.5 million related to the purchase of several new product technologies. These technologies included the purchase of four patents for the development of future products, primarily a new cross-support catheter and an exclusive license for certain nanotechnology.

Our operating profits by business segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Operating Income (Loss)
Cardiovascular	$38,601	$26,597	$30,411
Endoscopy	1,565	1,247	(770)
Total operating income	$40,166	$27,844	$29,641

Cardiovascular Operating Income. Our cardiovascular operating income for the year ended December 31, 2014 was approximately $38.6 million, compared to operating income of approximately $26.6 million for the year ended December 31, 2013. The increase was due primarily to higher sales and gross profits which were partially offset by higher operating expenses. Our cardiovascular operating income for the year ended December 31, 2013 was approximately $26.6 million, compared to operating income of approximately $30.4 million for the year ended December 31, 2012. The decrease was due primarily to lower gross profits during the year ended December 31, 2013. Our cardiovascular operating income for the year ended December 31, 2012 was approximately $30.4 million, compared to operating income of approximately $38.0 million for the year ended December 31, 2011. The decrease was due primarily to higher selling, general and administrative expenses and higher research and development expenses during the year ended December 31, 2012.

Endoscopy Net Operating Income (Loss). Our endoscopy operating income for the year ended December 31, 2014 was approximately $1.6 million, compared to approximately $1.2 million for the year ended December 31, 2013. The increase in operating income for 2014 compared to 2013 was largely driven by higher sales and gross profits, which were partially offset by higher operating expenses, as discussed above. Our endoscopy operating income for the year ended December 31, 2013 was approximately $1.2 million, compared to a net operating loss of approximately $770,000 for the year ended December 31, 2012. The generation of net operating income for 2013, compared to a net operating loss for 2012, was largely driven by higher sales and lower operating expenses. Our endoscopy net operating loss for the year ended December 31, 2012 was approximately $770,000, compared to an operating loss of approximately $4.8 million for the year ended December 31, 2011. The decrease in net operating loss from operations for 2012, compared to 2011, was favorably affected by higher sales and gross margins, lower research and development expenses and was negatively affected by higher selling, general and administrative expenses as we added some additional sales representatives to this segment. Excluding the abandonment of certain biomaterial technology and our covered biliary in-process research and development, which resulted in charges of $500,000 and $400,000, respectively, our net operating loss for the year ended December 31, 2011 would have been $3.9 million.

Effective Tax Rate. Our effective income tax rate for 2014, 2013 and 2012 was 27.2%, 16.5% and 28.6%, respectively. The increase in the effective income tax rate for 2014 compared to 2013 is primarily related to the increased profit of our U.S. operations, which are generally taxed at a higher rate than our foreign operations. During 2013, our effective tax rate was lower as a result of a higher mix of earnings from our foreign operations, which are generally taxed at lower rates than our U.S. operations. In addition, the 2013 effective tax rate was lower than the 2012 rate, due primarily to the reinstatement in 2013 of the federal research and development credit for the 2012 tax year. The credit was reinstated by the American Taxpayer Relief Act of 2012. We recognized the federal research and development credit as a discrete benefit in 2013, the period in which the reinstatement was enacted. During 2012, our effective tax rate was negatively impacted by a valuation allowance related to a capital loss carryforward. Excluding the effect of this discrete item, our 2012 effective tax rate would have been approximately 25%. The decrease in the effective income tax rate for the year ended December 31, 2012, when compared to 2011, was the result of a higher mix of foreign income, which is primarily due to our income in Ireland being taxed at a lower rate than our U.S. income.
Other Expense. Our other expense for the years ended December 2014, 2013, and 2012 was approximately $8.6 million, $8.0 million, and $2.0 million, respectively. The increase in other expenses for 2014 over 2013 was principally the result of increased interest expense related to higher interest rates associated with our outstanding debt. The increase in other expenses for 2013 over 2012 was also principally the result of higher average outstanding debt balances and the corresponding increase in interest expense. The increase in other expenses for 2012 over 2011 related primarily to the write-off of approximately $2.4 million of a cost-method investment, which was partially offset by a gain on the sale of marketable securities of approximately $745,000.
Net Income. Our net income for 2014, 2013, and 2012 was approximately $23.0 million, $16.6 million, and $19.7 million, respectively. The increase in net income for 2014, when compared to 2013, was primarily related to higher sales and gross profits and lower research and development expenses as a percent of sales, as well as a smaller intangible asset impairment charge, net of the change in the contingent consideration, in 2014 (approximately $228,000 or approximately $141,000 net of tax), compared to 2013 (approximately $4.3 million or approximately $2.7 million net of tax), which was partially offset by a higher selling, general and administrative expenses and a higher effective income tax rate as a result of a higher mix of earnings from our U.S. operations, which are taxed at a higher rate than our foreign operations. The decrease in net income for 2013, when compared to 2012, was primarily related to lower gross profits, partially offset by lower selling, general and administrative expenses as a percent of sales. Our 2013 net income included intangible asset impairment charges, net of fair value reductions to the related contingent consideration liability, of approximately $4.3 million or approximately $2.7 million net of tax, severance expense of approximately $1.8 million or approximately $1.1 million net of tax, and Thomas Medical's mark-up on finished goods of approximately $744,000 or approximately $461,000 net of tax. Excluding these charges, our 2013 net income would have been $20.9 million, compared to $24.0 million of net income in 2012, excluding the extraordinary items discussed below. The decrease in net income for 2012, when compared to 2011, was unfavorably affected by higher selling, general and administrative expenses and higher research and development expenses. Our 2012 net income included charges related to Thomas Medical acquisition costs including legal, accounting, investment banking, and severance of approximately $2.7 million, or approximately $1.6 million net of tax, an increase in cost of sales related to Thomas Medical's mark-up on finished goods of approximately $831,000, or approximately $508,000 net of tax, charges related to acquired in-process research and development of approximately $2.5 million, or approximately $1.5 million net of tax, and approximately $631,000 related to a deferred income tax valuation allowance related to a certain capital loss carry forwards. Excluding these charges, our 2012 net income would have been approximately $24.0 million, compared to $27.0 million of net income in 2011, adjusted for charges related to acquired in-process research and development of approximately $5.8 million, or approximately $3.6 million net of tax, and an increase in the cost of goods sold related to BioSphere’s mark-up on finished goods of approximately $724,000, or approximately $442,000 net of tax.

Total Assets. Total assets utilized in our cardiovascular segment were approximately $734.9 million as of December 31, 2014, compared to approximately $716.7 million as of December 31, 2013. Total assets utilized in our endoscopy segment were approximately $12.2 million as of December 31, 2014, compared to approximately $11.6 million as of December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments and Contractual Obligations

The following table summarizes our capital commitments and contractual obligations as of December 31, 2014, as well as the future periods in which such payments are currently anticipated to become due:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$224,490	$10,000	$214,490	$—	$—
Interest on long-term debt (1)	17,389	6,058	11,331	—	—
Operating leases	81,467	8,870	15,903	14,068	42,626
Royalty obligations	433	50	100	100	183
Total contractual cash	$323,779	$24,978	$241,824	$14,168	$42,809

(1) Interest payments on our variable long-term debt were forecasted using the LIBOR forward curves plus a base of 2.00%. Interest payments on a portion of our long-term debt were forecasted using a fixed rate of 2.98% as a result of an interest rate swap (see Note 8 to our consolidated financial statements set forth in Item 8 of this report).

As of December 31, 2014, we had approximately $1.9 million of contingent consideration liability, $1.4 million of unrecognized tax positions, and $8.6 million of deferred compensation payable that have been recognized as liabilities that have not been included in the contractual obligations table due to uncertainty as to when such amounts may be settled.

Additional information regarding our capital commitments and contractual obligations, including royalty payments, is contained in Notes 7, 9 and 13 to our consolidated financial statements set forth in Item 8 below.

Cash Flows

At December 31, 2014 and 2013, we had cash and cash equivalents of approximately $7.4 million and $7.5 million respectively, of which $6.6 million and $6.9 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2014 and 2013, we had cash and cash equivalents of approximately $5.2 million and $6.0 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Our cash flow from operations was approximately $53.3 million in 2014, an increase of approximately $1.9 million over 2013. This increase in cash flow from operations in 2014, compared to 2013, was primarily affected by changes in cash provided by increases in net income of $6.4 million, accrued expenses of $6.4 million, trade payables of $5.3 million, deferred income taxes of $2.5 million, which was offset by changes in cash used in inventories of $11.7 million and trade receivables of $7.2 million. Our cash flow from operations was approximately $51.4 million in 2013, an increase of approximately $4.4 million over 2012. This increase in cash flow from operations in 2013, compared to 2012, was primarily affected by changes in cash provided by a decrease in inventory of $11.3 million which was partially offset by a decrease in trade payables of $7.7 million. Our working capital for the years ended December 31, 2014, 2013 and 2012 was approximately $116.9 million, $100.3 million, and $89.0 million, respectively. The increase in working capital for 2014 from 2013 was primarily related to an increase in accounts receivable of approximately $12.5 million and approximately $9.4 million in inventory, offset by increases in accrued expenses of $6.1 million and trade payables of approximately $3.3 million. The increase in working capital for 2013 from 2012 was primarily related to an increase in accounts receivable of approximately $6.8 million and a decrease in trade payables of approximately $8.1 million.

During the year ended December 31, 2014, our inventory balance increased approximately $9.4 million, from approximately $82.4 million at December 31, 2013 to approximately $91.8 million at December 31, 2014. The trailing twelve months inventory turns for the period ended December 31, 2014 improved to 3.27, compared to 3.05 for the twelve-month period ended December 31, 2013. During the year ended December 31, 2013, our inventory balance decreased approximately $2.2 million, from approximately $84.6 million at December 31, 2012 to approximately $82.4 million at December 31, 2013. The decrease in inventory was primarily the result of an effort to improve inventory turns throughout our company.
Cash flows provided by (used in) financing activities. Our cash flow used in financing activities was approximately $17.0 million for the year ended December 31, 2014. This compares to cash flow provided by financing activities of approximately $14.8 million for the year ended December 31, 2013. Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $215 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of December 31, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

As of December 31, 2014, we had outstanding borrowings of approximately $224.5 million under the Credit Agreement, with available borrowings of approximately $27.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of December 31, 2014 was a fixed rate of 2.98% on $140.0 million as a result of an interest rate swap (see Note 8), a variable floating rate of 2.17% on $84.3 million and a variable floating rate of 2.26% on approximately $0.2 million. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap, variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million.

Cash flows used in investing activities. Our cash flow used in investing activities for the year ended December 31, 2014 was approximately $36.2 million, compared to approximately $68.6 million for the year ended December 31, 2013. Capital expenditures for property and equipment were approximately $34.2 million, $59.5 million, and $64.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2013 and 2012, we spent approximately $29.9 million, and $31.9 million, respectively, for the construction of buildings and a parking lot as discussed below. We anticipate that we will spend approximately $45.0 million in 2015 for property and equipment, of which we anticipate that approximately $15.0 million will be spent on building construction.

Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We spent approximately $5.9 million on acquisitions of certain assets and businesses in 2014 (see Note 2). From 2011 to 2013, we spent a substantial amount of cash in connection with our acquisition of certain assets and businesses (including approximately $30.0 million to acquire assets of Datascope and Radial Assist, among other transactions during 2013; $165.6 million (net of cash acquired) to acquire Thomas Medical and $16.5 million to acquire the assets of Ostial, among other transactions, during 2012; and $5 million to acquire the assets of Ash Access Technology, Inc. and AAT Catheter Technologies, LLC, among other transactions, during 2011. In 2013, we completed construction of new production facilities in South Jordan, Utah and Pearland, Texas. In 2012, we completed our 74,680 square-foot manufacturing facility in Galway, Ireland. As of December 31, 2013, we had incurred total costs of approximately $98.7 million with respect to those construction projects. During 2014, we financed some equipment for approximately $5.5 million. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

We currently believe that our existing cash balances, anticipated future cash flows from operations, equipment financing and borrowings under the Credit Agreement, as amended, will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2014, 2013 and 2012, we recorded obsolescence expense of approximately $2.3 million, $2.7 million, and $2.3 million, respectively, and wrote off approximately $2.4 million, $2.8 million, and $1.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2014 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow method. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2014, which was completed during the third quarter of 2014, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During each of the years ended December 31, 2014 and 2013, we reduced the amount of the contingent consideration liability related to the Ostial PRO Stent Positioning System, which we acquired in January 2012, by approximately $874,000 and $3.8 million, respectively. Under the terms of the Asset Purchase Agreement we executed with Ostial, we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of our Ostial intangible assets, which resulted in an intangible asset write-down of approximately $1.1 million and $8.1 million related to those assets during each of the years ended December 31, 2014 and 2013, respectively. These adjustments reduced operating income for each of the years ended December 31, 2014 and 2013 by approximately $228,000 and $4.3 million, respectively, or approximately $141,000 and $2.7 million, respectively, net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets were the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risk relates to changes in the value of the Euro and GBP relative to the value of the U.S. Dollar. We also have a limited market risk relating to the Chinese Yuan, Hong Kong Dollar, and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2014, a portion of our revenues (approximately $98.6 million, representing approximately 19% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. A strengthening U.S. dollar against the Euro of 10% would increase net income by approximately $1.0 million dollars. Adversely, a weakening U.S. dollar against the Euro would have a negative impact on net income of $1.0 million dollars. During the year ended December 31, 2014, the exchange rate between our foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $501,000, or 0.10%, and a decrease of 0.03% in gross profit, primarily as a result of an increase in Irish manufacturing operating costs denominated in Euros.

On November 28, 2014, we forecasted a net exposure for December 31, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 899,000 Euros and 572,000 GBPs. In order to partially offset such risks at November 28, 2014, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 899,000 Euros and notional amount of 572,000 GBPs. On November 29, 2013, we forecasted a net exposure for December 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 494,000 Euros and 847,000 GBPs. In order to partially offset such risks at November 29, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 494,000 Euros and notional amount of 847,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the years ended December 31, 2014, 2013 and 2012, we recorded a net gain (loss) on all foreign currency transactions of approximately $36,000, $(202,000) and $(11,000), respectively, which is included in other income in the accompanying consolidated statements of income. The fair value of our open positions at December 31, 2014 and 2013 was not material.

As discussed in Note 7 to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2014, we had outstanding borrowings of approximately $224.5 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of December 31, 2014, a notional amount of $140.0 million remained on the interest rate swap agreement. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $845,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merit Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 5, 2015

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013 (In thousands)

	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,355	$7,459
Trade receivables — net of allowance for uncollectible accounts — 2014 — $893 and 2013 — $840	72,717	60,186
Employee receivables	173	224
Other receivables	7,507	3,279
Inventories	91,773	82,378
Prepaid expenses	5,012	5,121
Prepaid income taxes	1,273	1,232
Deferred income tax assets	6,375	5,638
Income tax refund receivables	155	398

Total current assets	192,340	165,915

PROPERTY AND EQUIPMENT:
Land and land improvements	16,830	16,240
Buildings	130,447	127,747
Manufacturing equipment	145,022	136,768
Furniture and fixtures	35,201	32,327
Leasehold improvements	16,096	13,692
Construction-in-progress	21,858	25,172

Total property and equipment	365,454	351,946

Less accumulated depreciation	(121,283)	(108,676)

Property and equipment — net	244,171	243,270

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2014 — $27,982 and 2013 — $17,602	79,172	91,052
Other — net of accumulated amortization — 2014 — $22,480 and 2013 — $18,870	31,136	28,935
Goodwill	184,464	184,505
Deferred income tax assets	9	800
Other assets	15,873	13,806

Total other assets	310,654	319,098

TOTAL	$747,165	$728,283

See notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013 (In thousands)

	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$29,810	$26,511
Accrued expenses	33,826	27,702
Current portion of long-term debt	10,000	10,000
Advances from employees	381	292
Income taxes payable	1,413	1,089

Total current liabilities	75,430	65,594

LONG-TERM DEBT	214,490	238,854

DEFERRED INCOME TAX LIABILITIES	6,385	2,548

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,353	2,031

DEFERRED COMPENSATION PAYABLE	8,635	7,833

DEFERRED CREDITS	2,891	3,065

OTHER LONG-TERM OBLIGATIONS	2,722	2,652

Total liabilities	311,906	322,577

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, 9 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of December 31, 2014 and 2013; no shares issued
Common stock, no par value; shares authorized — 2014 and 2013 - 100,000; issued and outstanding as of December 31, 2014 - 43,614 and December 31, 2013 - 42,846	187,709	177,775
Retained earnings	249,962	226,988
Accumulated other comprehensive income (loss)	(2,412)	943

Total stockholders’ equity	435,259	405,706

TOTAL	$747,165	$728,283

See notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In thousands, except per share amounts)

	2014	2013	2012
NET SALES	$509,689	$449,049	$394,288

COST OF SALES	284,467	254,682	212,296

GROSS PROFIT	225,222	194,367	181,992

OPERATING EXPENSES:
Selling, general, and administrative	147,894	128,642	122,106
Research and development	36,632	33,886	27,795
Intangible asset impairment charges	1,102	8,089	—
Contingent consideration benefit	(572)	(4,094)	—
Acquired in-process research and development	—	—	2,450

Total operating expenses	185,056	166,523	152,351

INCOME FROM OPERATIONS	40,166	27,844	29,641

OTHER INCOME (EXPENSE):
Interest income	217	255	226
Interest expense	(8,829)	(8,044)	(604)
Other income (expense) — net	18	(216)	(1,645)

Other expense — net	(8,594)	(8,005)	(2,023)

INCOME BEFORE INCOME TAXES	31,572	19,839	27,618

INCOME TAX EXPENSE	8,598	3,269	7,908

NET INCOME	$22,974	$16,570	$19,710

EARNINGS PER COMMON SHARE:
Basic	$0.53	$0.39	$0.47

Diluted	$0.53	$0.39	$0.46

AVERAGE COMMON SHARES:
Basic	43,143	42,607	42,176

Diluted	43,409	42,884	42,610

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012
Net income	$22,974	$16,570	$19,710
Other comprehensive income (loss):
Unrealized gain on marketable securities:
Unrealized holding gain arising during the period	—	—	551
Less income tax (expense)	—	—	(215)
Reclassification adjustment for gains included in net income	—	—	(846)
Less income tax benefit	—	—	330
Interest rate swap	(630)	2,992	(1,789)
Less income tax benefit (expense)	245	(1,164)	696
Foreign currency translation adjustment	(3,160)	292	(74)
Less income tax benefit	190	5	15
Total other comprehensive income (loss)	(3,355)	2,125	(1,332)
Total comprehensive income	$19,619	$18,695	$18,378

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In thousands)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2012	$357,089	42,008	$166,231	$190,708	$150

Net income	19,710			19,710
Other comprehensive income	(1,332)				(1,332)
Excess tax benefits from stock-based compensation	877		877
Stock-based compensation expense	1,917		1,917
Options exercised	5,156	610	5,156
Issuance of common stock under Employee Stock Purchase Plans	430	33	430
Shares surrendered in exchange for payment of payroll tax liabilities	(439)	(31)	(439)
Shares surrendered in exchange for the exercise of stock options	(1,831)	(131)	(1,831)
BALANCE — December 31, 2012	381,577	42,489	172,341	210,418	(1,182)

Net income	16,570			16,570
Other comprehensive income	2,125				2,125
Excess tax benefits from stock-based compensation	259		259
Stock-based compensation expense	1,467		1,467
Options exercised	3,733	413	3,733
Issuance of common stock under Employee Stock Purchase Plans	448	37	448
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(48)	(21)
Shares surrendered in exchange for exercise of stock options	(452)	(45)	(452)
BALANCE — December 31, 2013	405,706	42,846	177,775	226,988	943

Net income	22,974			22,974
Other comprehensive income	(3,355)				(3,355)
Excess tax benefits from stock-based compensation	576		576
Stock-based compensation expense	1,460		1,460
Options exercised	9,638	878	9,638
Issuance of common stock under Employee Stock Purchase Plans	450	33	450
Shares surrendered in exchange for payment of payroll tax liabilities	(249)	(16)	(249)
Shares surrendered in exchange for exercise of stock options	(1,941)	(127)	(1,941)
BALANCE — December 31, 2014	$435,259	43,614	$187,709	$249,962	$(2,412)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,974	$16,570	$19,710

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,929	32,542	22,534
Losses on sales and/or abandonment of property and equipment	916	177	204
Write-off of patents and intangible assets	1,427	8,208	55
Impairment of cost-method investment	—	—	2,368
Acquired in-process research and development	—	—	2,450
Amortization of deferred credits	(175)	(139)	(174)
Amortization of long-term debt issuance costs	987	845	—
Realized gain on sale of marketable securities	—	—	(745)
Deferred income taxes	3,870	1,359	549
Excess tax benefits from stock-based compensation	(576)	(259)	(877)
Stock-based compensation expense	1,460	1,467	1,917
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(13,599)	(6,445)	(6,576)
Employee receivables	46	(53)	(11)
Other receivables	(3,042)	(609)	(760)
Inventories	(9,396)	2,334	(8,965)
Prepaid expenses	(58)	(758)	736
Prepaid income taxes	(41)	18	(367)
Income tax refund receivables	11	1,267	452
Other assets	(1,388)	(1,806)	(1,178)
Trade payables	5,326	(5)	7,721
Accrued expenses	6,137	(276)	4,448
Advances from employees	142	(277)	317
Income taxes payable	1,083	255	2,057
Liabilities related to unrecognized tax benefits	(76)	(520)	(209)
Deferred compensation payable	802	1,877	1,371
Other long-term obligations	566	(4,399)	(89)

Total adjustments	30,351	34,803	27,228

Net cash provided by operating activities	53,325	51,373	46,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(34,181)	(59,505)	(64,643)
Intangible assets	(1,714)	(1,617)	(1,460)
Proceeds from sale-leaseback transactions	5,521	24,000	—
Proceeds from the sale of marketable securities	—	—	3,248
Proceeds from the sale of property and equipment	98	113	43
Cash paid in acquisitions, net of cash acquired	(5,927)	(31,600)	(192,762)

Net cash used in investing activities	(36,203)	(68,609)	(255,574)

See notes to consolidated financial statements.			(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In thousands)

	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$8,146	$3,729	$3,755
Proceeds from issuance of long-term debt	144,018	176,764	330,630
Payments on long-term debt	(169,392)	(165,477)	(123,801)
Proceeds from industrial assistant grants	—	389	1,029
Excess tax benefits from stock-based compensation	576	259	877
Long-term debt issuance costs	—	(798)	(3,706)
Contingent payments related to acquisitions	(67)	(77)	(57)
Payment of taxes related to an exchange of common stock	(249)	(21)	(439)

Net cash provided by (used in) financing activities	(16,968)	14,768	208,288

EFFECT OF EXCHANGE RATES ON CASH	(258)	208	(61)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(104)	(2,260)	(409)

CASH AND CASH EQUIVALENTS:
Beginning of year	7,459	9,719	10,128

End of year	$7,355	$7,459	$9,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of capitalized interest of $389, $1,038 and $456, respectively)	$9,014	$7,877	$434

Income taxes	$3,289	$735	$5,277

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,896	$4,055	$12,372

Receivable due for sale of equipment	$1,256	$—	$—

Acquisition of customer list in exchange for a settlement of trade receivables	$—	$—	$377

Acquisition purchases in accrued expenses and other long-term obligations	$1,000	$350	$5,149

Merit common stock surrendered (127, 45 and 131 shares, respectively) in exchange for exercise of stock options	$1,941	$452	$1,831

See notes to consolidated financial statements.			(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

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

Goodwill and Intangible Assets. We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow method. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

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

Customer lists	2	-	15 years
Developed technology	5	-	15 years
Distribution agreements	3	-	12 years
License agreements and trademarks	3	-	15 years
Covenant not to compete	3	-	10 years
Patents	17 years
Royalty agreements	5 years

Long-Lived Assets. We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2014, 2013 and 2012, except as noted in Note 4.

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

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was approximately $21.0 million, $18.4 million, and $15.0 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled approximately $9.0 million and $7.8 million at December 31, 2014 and 2013, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of approximately $8.6 million and $7.8 million at December 31, 2014 and 2013, respectively, to reflect the liability to our employees under this plan.

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

Revenue Recognition. We sell our single-use disposable medical products through a direct sales force in the U.S., through OEM relationships, custom procedure tray manufacturers and a combination of direct sales force and independent distributors in international markets. Revenues from these customers are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. We have certain written agreements with group purchasing organizations to sell our products to participating hospitals. These agreements have destination shipping terms which require us to defer the recognition of a sale until the product has arrived at the participating hospitals. We reserve for sales returns, including returns related to defective products (i.e. warranty liability), as a reduction in net sales, based on our historical experience. We also offer sales rebates and discounts to purchasing groups. These reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes. We present these taxes on a net basis.

Shipping and Handling. We bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Cost of Sales. We include product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, medical device excise tax, product royalty expense, developed technology amortization expense, production-related depreciation expense and product license agreement expense in cost of sales.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to share-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $1.5 million, $1.5 million and $1.9 million, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We provide credit, in the normal course of business, primarily to hospitals and independent third-party custom procedure tray manufacturers and distributors. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Sales to our single largest customer approximated 3%, 3% and 4% of total sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Derivatives. We use forward contracts to mitigate our exposure to volatility in foreign exchange rates, and we use an interest rate swap to hedge changes in the benchmark interest rate related to our Credit Agreement described in Note 7. All derivatives are recognized in the consolidated balance sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. We do not purchase or hold derivative financial instruments for speculative or trading purposes (see Note 8).

Accumulated Other Comprehensive Income (Loss). As of December 31, 2014, accumulated other comprehensive income (loss) included approximately $350,000 (net of tax of $(223,000)) related to an interest rate swap and $(2.8) million (net of tax of $202,000) related to foreign currency translation. As of December 31, 2013, accumulated other comprehensive income (loss) included approximately $735,000 (net of tax of $(468,000)) related to an interest rate swap and $208,000 (net of tax of $12,000) related to foreign currency translation.

Recently Issued Financial Accounting Standards. In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-15, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The guidance is effective for the year ended December 31, 2016, with early adoption permitted. We have assessed the impact of this standard and do not believe that it will have a material impact on our consolidated financial statements or disclosures upon adoption.

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

2.    ACQUISITIONS

On November 25, 2014, we entered into a marketing, distribution, and license agreement with a medical device company for the right to market and distribute certain introducer shaft products. As of December 31, 2014, we had paid $624,800 in connection with this agreement. We are obligated to pay an additional €1.5 million if certain milestones set forth in the agreement are reached. We accounted for the transaction as an asset purchase. We recorded the amount paid on the closing date as a license agreement asset, which we intend to amortize over a period of 10 years.

On August 8, 2014, we entered into a license agreement and a distribution agreement with a medical device company for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2014, we had paid $3.0 million and recorded an additional $1.0 million obligation to accrued liabilities in connection with these two agreements. We are obligated to pay an additional $3.0 million if certain milestones set forth in the license agreement are reached. We accounted for the transaction as an asset purchase. Of the purchase price paid as of December 31, 2014, $200,000 was allocated to a distribution agreement asset, which we are amortizing over a period of 3 years, and $3.8 million was allocated to a license agreement asset, which we intend to amortize over a period of 12 years.

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

On December 20, 2013, we acquired a license to sell our Hepasphere products in China. We paid $700,000 to purchase the license, $350,000 of which was included in accrued liabilities at December 31, 2013. The purchase price was allocated to a license agreement for $700,000, which we are amortizing over four years.

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

With respect to the Datascope assets, we are amortizing developed technology over 10 years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10 years.

On October 4, 2013, we acquired certain assets contemplated by an Asset Purchase Agreement with Radial Assist, LLC ("Radial Assist"), a Georgia limited liability company. The primary assets we acquired consist of the Rad Board, Rad BoardXtra, Rad Trac, and Rad Rest devices. The Rad Board is designed to provide a larger work space for physicians and an area for patients to rest their arms during radial procedures. The Rad Board Xtra is designed to work in conjunction with the Rad Board by extending the usable work space and allowing for a 90-degree perpendicular extension of the arm for physicians who prefer doing procedures at a 90-degree angle. The Rad Trac is also designed to be used with the Rad Board and facilitates placement and removal of the Rad Board with the patient still on the table. The Rad Rest is a disposable, single-use product designed to stabilize the arm by ergonomically supporting the elbow, forearm and wrist during radial procedures. We accounted for this acquisition as a business combination. We made a payment of approximately $2.5 million to acquire these assets. Acquisition-related costs during the year ended December 31, 2013, which were included in selling, general, and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2013, our net sales of Radial Assist products were approximately $191,000. It is not practical to separately report the earnings related to the Radial Assist acquisition, as we cannot split out sales costs related to Radial Assist products, principally because our sales representatives are selling multiple products (including Radial Assist products) in the cardiovascular business segment. The total purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$16
Intangibles
Developed technology	1,520
Customer lists	20
Trademarks	40
Goodwill	904

Total assets acquired	$2,500

With respect to the Radial Assist assets, we are amortizing developed technology over 10 years and customer lists on an accelerated basis over six years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 10.07 years.

In connection with our Datascope and Radial Assist acquisitions, we paid approximately $798,000 in long-term debt issuance costs to Wells Fargo Bank related to the amendment of our Credit Agreement (see Note 7). These costs consist primarily of loan origination fees that we are amortizing over the remaining contract term of our Credit Agreement, which matures December 19, 2017.

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

The gross amount of trade receivables we acquired in the Thomas Medical transaction was approximately $6.5 million, of which $34,000 was expected to be uncollectible. With respect to the Thomas Medical assets, we are amortizing developed technology over eight years, customer lists on an accelerated basis over 12 years, and non-compete agreements over three years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 8.55 years.

In connection with our Thomas Medical acquisition, we paid approximately $3.7 million in long-term debt issuance costs to Wells Fargo Bank related to our Credit Agreement (see Note 7). These costs consist primarily of loan origination fees that we are amortizing over five years, which is the contract term of our Credit Agreement. We also incurred approximately $2.7 million of acquisition-related costs during the year ended December 31, 2012, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

With respect to the MediGroup assets, we are amortizing developed technology over eight years, customer lists on an accelerated basis over eight years, and non-compete agreements over seven years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 8.15 years.

On August 27, 2012, we entered into a license agreement with a medical device company for the use of certain patents. We paid $750,000 for the use of the license. The purchase price was allocated to a license agreement for $750,000, which we are amortizing over three years.

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

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2013 and 2012, as well as unaudited pro forma consolidated results of operations as though the Thomas Medical, MediGroup, and Ostial acquisitions had occurred on January 1, 2011 and the Datascope acquisition had occurred on January 1, 2012 (in thousands, except per common share amounts):

	2013		2012
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$449,049	$454,333	$394,288	$438,981
Net income	16,570	17,112	19,710	25,075
Earnings per common share:
Basic	$0.39	$0.40	$0.47	$0.59
Diluted	$0.39	$0.40	$0.46	$0.59

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

On January 5, 2012, we entered into a Marketing and Distribution Agreement with Scion Cardio-Vascular, Inc. (“Scion”), a Florida corporation, wherein we purchased the exclusive, worldwide right to distribute the Clo-SurPLUS P.A.D.™ for $2.5 million. We made an initial payment of $1.5 million to Scion in January 2012. We made an additional payment of $1.0 million in May 2012 upon reaching a milestone set forth in the purchase agreement. The purchase price was allocated to a distribution agreement for $2.5 million, which we are amortizing over 12 years. As a result of entering into this agreement, we terminated several exclusive Scion sales distributor agreements where we had previously established direct sales relationships. In connection with the termination of these agreements, we agreed to purchase customer lists from the terminated distributors. The total purchase price of the customer lists was approximately $95,000 and was allocated to other intangible assets as of December 31, 2012. We are amortizing the customer lists on an accelerated basis over five years.

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

3.    INVENTORIES

Inventories at December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Finished goods	$50,000	$43,364
Work-in-process	7,680	6,222
Raw materials	34,093	32,792

Total	$91,773	$82,378

4.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Goodwill balance at January 1	$184,505	$175,108
Effect of foreign exchange	(41)	$—
Adjustment related to previous acquisitions	—	381
Additions as the result of acquisitions	—	9,016
Goodwill balance at December 31	$184,464	$184,505

As of December 31, 2014, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of December 31, 2014 and 2013 related to our cardiovascular segment.

Other intangible assets at December 31, 2014 and 2013, consisted of the following (in thousands):

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,199	$(2,196)	$8,003
Distribution agreements	5,376	(2,285)	3,091
License agreements	8,995	(1,823)	7,172
Trademarks	7,298	(2,079)	5,219
Covenants not to compete	1,029	(636)	393
Customer lists	20,452	(13,194)	7,258
Royalty agreements	267	(267)	—

Total	$53,616	$(22,480)	$31,136

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,302	$(2,374)	$6,928
Distribution agreements	5,176	(1,780)	3,396
License agreements	3,783	(1,249)	2,534
Trademarks	7,622	(1,844)	5,778
Covenants not to compete	1,029	(399)	630
Customer lists	20,626	(10,957)	9,669
Royalty agreements	267	(267)	—

Total	$47,805	$(18,870)	$28,935

Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $14.9 million, $14.2 million and $7.5 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compared the carrying value of the amortizing intangible assets acquired in our January 2012 acquisition of Ostial to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Ostial acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Ostial acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. During the third quarter of 2014 and 2013, we recorded impairment charges for Ostial of approximately $1.1 million and $8.1 million, respectively, which were offset by approximately $874,000 and $3.8 million, respectively, of fair value reductions to the related contingent consideration liability.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2014 (in thousands):

Year Ending December 31
2015	$14,525
2016	14,381
2017	13,911
2018	13,197
2019	12,916

5.    INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, income before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2014	2013	2012
Domestic	$16,961	$5,435	$15,958
Foreign	14,611	14,404	11,660

Total	$31,572	$19,839	$27,618

The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012

Current expense (benefit):
Federal	$1,316	$(747)	$5,350
State	768	333	1,014
Foreign	2,644	2,324	995

Total current expense	4,728	1,910	7,359

Deferred expense (benefit):
Federal	4,078	1,089	871
State	(119)	278	(343)
Foreign	(89)	(8)	21

Total deferred expense	3,870	1,359	549

Total income tax expense	$8,598	$3,269	$7,908

The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 35.0% to pretax income for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012

Computed federal income tax expense at statutory rate of 35%	$11,050	$6,943	$9,667
State income taxes	438	397	436
Tax credits	(888)	(1,385)	(779)
Production activity deduction	—	—	(388)
Foreign tax rate differential	(1,958)	(2,374)	(1,419)
Uncertain tax positions	(76)	(520)	(42)
Deferred compensation insurance assets	(81)	(358)	(155)
Other — including the effect of graduated rates	113	566	588

Total income tax expense	$8,598	$3,269	$7,908

Deferred income tax assets and liabilities at December 31, 2014 and 2013, consisted of the following temporary differences and carry-forward items (in thousands):

	2014	2013

Deferred income tax assets:
Allowance for uncollectible accounts receivable	$366	$342
Accrued compensation expense	5,492	5,001
Inventory differences	2,401	2,317
Net operating loss carryforwards	13,542	18,060
Deferred revenue	87	280
Stock-based compensation expense	2,479	2,704
Uncertain tax positions	284	559
Federal research and development credit carryforward	1,413	569
Foreign Tax Credits	1,374	—
Other	4,173	3,197
Total deferred income tax assets	31,611	33,029

Deferred income tax liabilities:
Prepaid expenses	(708)	(751)
Property and equipment	(23,298)	(21,893)
Intangible assets	(4,853)	(3,837)
Other	(1,150)	(1,295)
Total deferred income tax liabilities	(30,009)	(27,776)
Valuation allowance	(1,603)	(1,363)
Net deferred income tax assets (liabilities)	$(1)	$3,890

Reported as:
Deferred income tax assets - Current	$6,375	$5,638
Deferred income tax assets - Long-term	9	800
Deferred income tax liabilities - Current	—	—
Deferred income tax liabilities - Long-term	(6,385)	(2,548)

Net deferred income tax assets (liabilities)	$(1)	$3,890

The long-term deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards and capital losses for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by approximately $240,000, $138,000, and $864,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

We have not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries that are intended to be reinvested indefinitely in operations outside the United States. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of December 31, 2014 and 2013, we had U.S federal net operating loss carryforwards of approximately $38.7 million and $52.2 million, respectively. These net operating loss carryforwards, which expire at various dates through 2030, are subject to an annual limitation under Internal Revenue Code Section 382. We anticipate that we will utilize the net operating loss carryforwards over the next 12 years. We utilized a total of approximately $13.5 million and $3.8 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had non-U.S. net operating loss carryforwards of approximately $53,000 and $125,000, respectively, which have no expiration date. Non-U.S. net operating loss carryforwards utilized during 2014 and 2013 were not material.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2011. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2008.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2014, including interest and penalties, was approximately $1.9 million, of which approximately $1.6 million would favorably impact our effective tax rate if recognized. Approximately $563,000 of the total liability at December 31, 2014 was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet as of that date. The total liability for unrecognized tax benefits at December 31, 2013, including interest and penalties, was approximately $2.3 million, of which approximately $1.7 million would favorably impact our effective tax rate if recognized. Approximately $236,000 of the total liability at December 31, 2013 was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet as of that date. As of December 31, 2014 and 2013, we had accrued approximately $181,000 and $139,000 respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the year ended December 31, 2014, we added interest and penalties of approximately $42,000 to our liability for unrecognized tax benefits. During the years ended December 31, 2013 and 2012, we removed interest and penalties of approximately $22,000, and $215,000, respectively, from our liability for unrecognized tax benefits. The decrease in interest and penalties during 2012 was primarily related to an interest payment to the IRS in order to settle a withholding tax issue related to our acquisition of BioSphere. We anticipate the total liability for unrecognized tax benefits may be reduced, net of potential increases and decreases due to the expiration of statutes of limitation, by a range of approximately $400,000 to $800,000 within the next 12 months.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

Tabular Roll-forward	2014	2013	2012

Unrecognized tax benefits, opening balance	$2,129	$2,776	$3,113
Gross increases in tax positions taken in a prior year	142	107	83
Gross increases in tax positions taken in the current year	309	236	260
Lapse of applicable statute of limitations	(844)	(990)	(680)
Unrecognized tax benefits, ending balance	$1,736	$2,129	$2,776

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

6.    ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Payroll taxes	$1,931	$1,816
Payroll	4,086	3,474
Bonuses	7,301	5,273
Commissions	980	984
Vacation	6,753	6,280
Royalties	1,497	1,221
Value-added tax	1,555	1,469
Other accrued expenses	9,723	7,185
Total	$33,826	$27,702

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of December 31, 2014, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Term loan	$82,500	$92,500
Revolving credit loans	141,990	156,354
Total long-term debt	224,490	248,854
Less current portion	10,000	10,000
Long-term portion	$214,490	$238,854

Future minimum principal payments on our long-term debt as of December 31, 2014, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2015	$10,000
2016	10,000
2017	204,490
Total future minimum principal payments	$224,490

As of December 31, 2014, we had outstanding borrowings of approximately $224.5 million under the Credit Agreement, with available borrowings of approximately $27.5 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of December 31, 2014 was a fixed rate of 2.98% on $140.0 million as a result of an interest rate swap (see Note 8), a variable floating rate of 2.17% on $84.3 million and a variable floating rate of 2.26% on approximately $0.2 million. Our interest rate as of December 31, 2013 was a fixed rate of 4.23% on $145.0 million as a result of an interest rate swap, variable floating rate of 3.42% on $101.5 million and a variable floating rate of 3.50% on approximately $2.4 million.

8.    DERIVATIVES

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of these risks by entering into derivative contracts. The derivatives we use are an interest rate swap and foreign currency forward contracts. We recognize derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether or not hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as operating activities in the accompanying consolidated statements of cash flows.

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

At December 31, 2014 and 2013, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at December 31, 2014 was an asset of approximately $573,000, which was offset by approximately $223,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2013 was an asset of approximately $1.2 million, which was offset by approximately $468,000 in deferred taxes.

During the years ended December 31, 2014, 2013 and 2012, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. On November 28, 2014, we forecasted a net exposure for December 31, 2014 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 899,000 Euros and 572,000 GBPs. In order to partially offset such risks at November 28, 2014, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 899,000 Euros and notional amount of 572,000 GBPs. On November 29, 2013, we forecasted a net exposure for December 31, 2013 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 494,000 Euros and 847,000 GBPs. In order to partially offset such risks at November 29, 2013, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 494,000 Euros and notional amount of 847,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end. During the years ended December 31, 2014, 2013 and 2012, we recorded a net gain (loss) on all foreign currency transactions of approximately $36,000, $(202,000) and $(11,000), respectively, which is included in other income in the accompanying consolidated statements of income. The fair value of our open positions at December 31, 2014 and 2013 was not material.

9.    COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution, office space and equipment. Total rental expense on these operating leases and on our manufacturing and office building for the years ended December 31, 2014, 2013 and 2012, approximated $8.1 million, $5.5 million and $4.8 million, respectively.

The future minimum lease payments for operating leases as of December 31, 2014, consisted of the following (in thousands):

Years Ending	Operating
December 31	Leases

2015	$8,870
2016	8,465
2017	7,438
2018	7,030
2019	7,038
Thereafter	42,626

Total minimum lease payments	$81,467

Sale-Leaseback. During the year ended December 31, 2014, we entered into sale and leaseback transactions to finance certain production equipment for $5.5 million. The lease agreements from the sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreement, we will continue to operate and maintain the equipment. The lease term is seven years. During the fourth quarter of 2013, we entered into a sale and leaseback transaction with a third-party lessor for the sale and leaseback of our Pearland, Texas facility for $24.0 million. The lease agreement from this sale and leaseback transaction is accounted for as an operating lease. Under the terms of the lease agreement, we will continue to operate and maintain the building. The lease term is 19.8 years. Payments under the lease agreement are fixed. The lease agreement contains standard termination events, including termination upon a breach of our obligation to make rental payments and upon any other material breach of obligations under the lease, and standard maintenance and return condition provisions.

Irish Government Development Agency Grants. As of December 31, 2014, we had entered into several grant agreements with the Irish Government Development Agency. We have recorded the grants related to research and development projects and costs of hiring and training employees as a reduction of operating expenses for the years ended December 31, 2014, 2013 and 2012 in the amounts of approximately $0, $1.2 million and $424,000, respectively. Grants related to the acquisition of property and equipment purchased in Ireland are amortized as a reduction to depreciation expense over lives corresponding to the depreciable lives of such property and equipment. The balance of deferred credits related to such grants as of December 31, 2014 and 2013, was approximately $2.9 million and $3.1 million, respectively. During the years ended December 31, 2014, 2013 and 2012, approximately $175,000, $139,000 and $174,000, respectively, of the deferred credit was amortized as a reduction of operating expenses.

We have committed to repay the Irish government for grants received if we cease production in Ireland prior to the expiration of the grant liability period. The grant liability period is usually between five and eight years from the last claim made on a grant. As of December 31, 2014, the total amount of grants that could be subject to refund was approximately $4.4 million, and the remaining grant liability period was four years. Our management does not currently believe we will have to repay any of these grant monies, as we have no current intention of ceasing operations in Ireland.

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

10.    EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Year ended December 31, 2014:
Basic EPS	$22,974	43,143	$0.53
Effect of dilutive stock options and warrants		266

Diluted EPS	$22,974	43,409	$0.53

Year ended December 31, 2013:
Basic EPS	$16,570	42,607	$0.39
Effect of dilutive stock options and warrants		277

Diluted EPS	$16,570	42,884	$0.39

Year ended December 31, 2012:
Basic EPS	$19,710	42,176	$0.47
Effect of dilutive stock options and warrants		434

Diluted EPS	$19,710	42,610	$0.46

For the years ended December 31, 2014, 2013 and 2012, approximately 1,292,000, 1,823,000 and 1,588,000, respectively, of stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

11.    EMPLOYEE STOCK PURCHASE PLAN STOCK OPTIONS AND WARRANTS.

Our stock-based compensation primarily consists of the following plans:

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards. Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options will typically vest on an annual basis over a three to five year life (or one year if performance based) with contractual lives of seven to ten years. As of December 31, 2014, a total of approximately 447,000 shares remained available to be issued under the 2006 Incentive Plan.

Employee Stock Purchase Plan. We have a qualified and a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2016. As of December 31, 2014, the total number of shares of Common Stock that remained available to be issued under our qualified plan was approximately 205,000 shares and 51,000 shares for our non-qualified plan. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the Common Stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012
Cost of goods sold	$198	$145	$245
Research and development	69	87	119
Selling, general, and administrative	1,193	1,235	1,553
Stock-based compensation expense before taxes	$1,460	$1,467	$1,917

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $4.9 million and is expected to be recognized over a weighted average period of 3.6 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted were estimated using the following assumptions for the periods indicated below:

	2014			2013			2012
Risk-free interest rate	1.53%	-	1.97%	0.65%	-	1.16%	0.54%	-	0.95%
Expected option life	5.0	-	5.5 years	4.2	-	6.0 years	4.2	-	6.0 years
Expected dividend yield	—%			—%			—%
Expected price volatility	34.52%	-	36.90%	34.08%	-	41.67%	42.01%	-	44.56%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During the years ended December 31, 2014, 2013 and 2012, approximately 666,000, 348,000 and 128,000 stock-based compensation grants were made, respectively, for a total fair value of approximately $2.8 million, $1.4 million and $677,000, net of estimated forfeitures, respectively.

The table below presents information related to stock option activity for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Total intrinsic value of stock options exercised	$3,505	$1,649	$3,472
Cash received from stock option exercises	7,697	3,281	3,325
Excess tax benefit from the exercise of stock options	576	259	877

Changes in stock options for the year ended December 31, 2014, consisted of the following (shares and intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
2014:
Beginning balance	3,008	$12.14
Granted	666	12.59
Exercised	(878)	11.03
Forfeited/expired	(5)	13.52
Outstanding at December 31	2,791	12.60	3.7	$13,210
Exercisable	1,475	12.44	3.6	7,209
Ending vested and expected to vest	2,710	12.60	1.9	12,833

The weighted average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.27, $5.31 and $5.28, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.71	-	$11.53	778	1.32	$10.80	678	$10.93
$12.06	-	$13.14	779	6.21	12.40	67	13.02
$13.16	-	$13.16	85	2.48	13.16	70	13.16
$13.75	-	$16.41	1,149	3.58	13.90	660	13.86
$9.71	-	$16.41	2,791			1,475

12.    SEGMENT REPORTING AND FOREIGN OPERATIONS

We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolization devices and the CRM/EP devices we acquired through our acquisition of Thomas Medical. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Listed below are the sales by business segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	% Change	2014	% Change	2013	% Change	2012

Cardiovascular
Stand-alone devices	15%	$143,712	10%	$125,445	12%	$114,242
Custom kits and procedure trays	7%	111,076	10%	103,700	3%	94,586
Inflation devices	10%	72,538	(4)%	66,182	2%	68,979
Catheters	17%	87,550	16%	75,131	17%	64,878
Embolization devices	31%	43,855	(1)%	33,395	8%	33,870
CRM/EP	17%	32,975	1,359%	28,271	—%	1,938
Total	14%	491,706	14%	432,124	9%	378,493

Endoscopy
Endoscopy devices	6%	17,983	7%	16,925	31%	15,795

Total	14%	$509,689	14%	$449,049	10%	$394,288

During the years ended December 31, 2014, 2013 and 2012, we had foreign sales of approximately $198.3 million, $165.8 million and $146.3 million, respectively, or approximately 39%, 37% and 37%, respectively, of total sales, primarily in China, Japan, Germany, France, the United Kingdom and Russia. Foreign sales are attributed based on location of the customer receiving the product.

Our long-lived assets by geographic area at December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012
United States	$177,627	$178,130	$176,644
Ireland	49,708	50,274	48,182
Other foreign countries	16,836	14,866	9,977
Total	$244,171	$243,270	$234,803

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	2014	2013	2012
Revenues
Cardiovascular	$491,706	$432,124	$378,493
Endoscopy	17,983	16,925	15,795
Total revenues	509,689	449,049	394,288

Operating expenses
Cardiovascular	175,152	157,479	142,089
Endoscopy	9,904	9,044	10,262
Total operating expenses	185,056	166,523	152,351

Operating income (loss)
Cardiovascular	38,601	26,597	30,411
Endoscopy	1,565	1,247	(770)
Total operating income	40,166	27,844	29,641

Total other expense - net	(8,594)	(8,005)	(2,023)
Income tax expense	8,598	3,269	7,908

Net income	$22,974	$16,570	$19,710

Total assets by business segment at December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012
Cardiovascular	$734,940	$716,659	$692,689
Endoscopy	12,225	11,624	12,620
Total	$747,165	$728,283	$705,309

Total depreciation and amortization by business segment for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012

Cardiovascular	$34,975	$31,594	$21,441
Endoscopy	954	948	1,093
Total	$35,929	$32,542	$22,534

Total capital expenditures by business segment for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	2014	2013	2012

Cardiovascular	$33,660	$59,421	$64,059
Endoscopy	521	84	584
Total	$34,181	$59,505	$64,643

13.    ROYALTY AGREEMENTS

During 2010, in connection with our acquisition of BioSphere, we entered into a running royalty agreement as part of a partnership between BioSphere and L’Assistance Publique-Hôpitaux de Paris, referred to as “AP-HP,” pursuant to which AP-HP has granted us the exclusive license to use two United States patents and their foreign counterparts that we jointly own with AP-HP relating to microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the subject patents. We may sublicense these exclusive rights under the agreement only with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. Under the terms of the royalty agreement, our exclusive license extends for both (i) the term of jointly owned U.S. and foreign counterpart patents and (ii) as long as the products and specialties implementing the patents are marketed. BioSphere filed patent applications which, if issued, will expire in approximately January 2031. The royalty rate in the agreement is 5.0% of net sales until the patents expire, and 2.5% of net sales thereafter as long as the product is sold. We paid or accrued approximately $1.5 million, $1.3 million and $1.4 million in royalty payments to AP-HP for the years ended December 31, 2014, 2013 and 2012, respectively.

See Note 2 for a discussion of additional future royalty commitments related to acquisitions.

14.    EMPLOYEE BENEFIT PLANS

We have a contributory 401(k) savings and profit sharing plan (the “Plan”) covering all U.S. full-time employees who are at least 18 years of age. The Plan has a 90-day minimum service requirement. We may contribute, at our discretion, matching contributions based on the employees’ compensation. Contributions we made to the Plan for the years ended December 31, 2014, 2013 and 2012, totaled approximately $1.8 million, $429,000 and $1.5 million, respectively. We have defined contribution plans covering some of our foreign employees. We contribute between 2% and 32% of the employee’s compensation for certain foreign non-management employees, and between 2% and 32% of the employee’s compensation for certain foreign management employees. Contributions made to these plans for the years ended December 31, 2014, 2013 and 2012, totaled approximately $912,000, $748,000 and $724,000, respectively.

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2014 and 2013 consisted of the following (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net sales	$119,236	$128,865	$128,808	$132,780
Gross profit	52,043	55,624	57,421	60,134
Income from operations	6,489	7,384	12,076	14,217
Income tax expense	1,063	1,366	2,489	3,680
Net income	2,823	3,716	7,764	8,671
Basic earnings per common share	0.07	0.09	0.18	0.20
Diluted earnings per common share	0.07	0.09	0.18	0.20

2013
Net sales	$103,948	$109,875	$115,210	$120,016
Gross profit	42,993	46,985	51,030	53,359
Income from operations	1,757	6,780	8,391	10,916
Income tax expense (benefit)	(459)	1,253	833	1,642
Net income	671	3,752	5,607	6,540
Basic earnings per common share	0.02	0.09	0.13	0.15
Diluted earnings per common share	0.02	0.09	0.13	0.15

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

16.    FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2014 and 2013, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$573	$—	$573	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$1,203	$—	$1,203	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 2 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Beginning balance	$2,526	$6,697
Fair value adjustments recorded to income during the period	(572)	(4,094)
Contingent payments made	(68)	(77)
Ending balance	$1,886	$2,526

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at December 31, 2014 and 2013 (amount in thousands):

Contingent consideration liability	Fair value at December 31, 2014	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$1,610	Discounted cash flow	Discount rate	1% - 14%
			Probability of milestone payment	90%
			Projected year of payments	2015-2028

Other payments	$276	Discounted cash flow	Discount rate	5%
			Probability of milestone payment	100%
			Projected year of payments	2015-2016

Contingent consideration liability	Fair value at December 31, 2013	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$2,282	Discounted cash flow	Discount rate	11% - 15%
			Probability of milestone payment	90%
			Projected year of payments	2014-2028

Other payments	$244	Discounted cash flow	Discount rate	5.4%
			Probability of milestone payment	100%
			Projected year of payments	2014-2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income. As of December 31, 2014, approximately $803,000 was included in other long-term obligations and $1.1 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2013, approximately $2.3 million was included in other long-term obligations and $274,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the years ended December 31, 2014, 2013 and 2012, we had losses of approximately $1.4 million, $8.2 million, and $55,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. Of the total loss in 2014, approximately $1.1 million related to the impairment of our intangible assets related to our Ostial acquisition (see Note 4) during the third quarter of 2014. The non-recurring fair value of the Ostial intangible asset as of September 30, 2014 was approximately $447,000 for developed technology. The fair value of these non-financial assets was measured using Level 3 inputs.

During the quarter ended December 31, 2012, we recognized an impairment charge of approximately $2.4 million, which is included in other expense in the accompanying consolidated statement of income, related to an investment in a privately-held company accounted for at cost. As of December 31, 2012, there was no remaining cost included in our consolidated balance sheets related to this investment, which we deemed to be an appropriate valuation due to the financial position of the investee.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on those criteria and our management’s assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Merit Medical Systems, Inc.

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 5, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 5, 2015

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

These items are incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for May 21, 2015. We anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2014, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedule.

—                                   Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deduction (b)	Balance at End of Year

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS:

2012	$(464)	$(545)	$117	$(892)
2013	(892)	(376)	428	(840)
2014	(840)	(83)	30	(893)

(a) We record a bad debt provision based upon historical experience and a review of individual customer balances.
(b) When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for uncollectible accounts.

Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses (c)	Deduction	Balance at End of Year

TAX VALUATION ALLOWANCE:

2012	$(361)	$(864)	$—	$(1,225)
2013	(1,225)	(138)	—	(1,363)
2014	(1,363)	(240)	—	(1,603)

(c) We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)              Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

	Description	Exhibit No.

2.1	Agreement and Plan of Merger dated May 13, 2010 by and among Merit Medical Systems, Inc., Merit BioAcquisition Co., and BioSphere Medical, Inc.*	[Form 8-K filed May 13, 2010, Exhibit 2.1]

2.2	Stock Purchase Agreement dated November 26, 2012 by and between Merit Medical Systems, Inc. and Vital Signs, Inc.*	[Form 8-K/A filed January 24 2013, Exhibit 2.1]

3.1	Articles of Incorporation as amended and restated*	[Form 10-Q filed August 14, 1996, Exhibit No. 1]

3.2	Amended and Restated Bylaws*	[Form 10-K filed February 29, 2012, Exhibit No. 3.2]

4	Specimen Certificate of the Common Stock*	[Form S–18 filed October 19, 1989, Exhibit No. 10]

4.3	Articles of Amendment of the Articles of Incorporation dated May 14, 1993*	[Form S-3 filed February 14, 2005, Exhibit 4.3]

4.4	Articles of Amendment to Articles of Incorporation dated June 6, 1996*	[Form S-3 filed February 14, 2005, Exhibit 4.4]

4.5	Articles of Amendment to Articles of Incorporation dated June 12, 1997*	[Form S-3 filed February 14, 2005, Exhibit 4.5]

4.7	Articles of Amendment to the Articles of Incorporation dated May 22, 2003*	[Form S-3 filed February 14, 2005, Exhibit 4.7]

4.8	Articles of Amendment to the Articles of Incorporation dated May 23, 2008*	[Form 8-K filed May 28, 2008, Exhibit 3.1]

10.1	Merit Medical Systems, Inc. Long Term Incentive Plan (as amended and restated) dated March 25, 1996*†	[Form 10-Q filed August 14, 1996, Exhibit No. 2]

10.2	Merit Medical Systems, Inc. 401(k) Profit Sharing Plan (as amended effective January 1, 1991*†	[Form S–1 filed February 14, 1992, Exhibit No. 8]

10.3	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*	[Form 10–K for year ended December 31, 1994, Exhibit No. 10.4]

10.4	Amended and Restated Deferred Compensation Plan*†	[Form 10-K for year ended December 31, 2003, Exhibit No. 10.12]

10.5	Purchase Agreement dated November 17, 2004 between Merit Medical Systems, Inc. and MedSource Packaging Concepts LLC*	[Form 10-K for year ended December 31, 2004, Exhibit No. 10.13]

10.6	Seventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2006, Exhibit No. 10.18]

10.7	Stock Purchase Agreement by and between Merit Medical Systems, Inc. and Sheen Man Co. LTD, dated April 1, 2007*	[Form 10-Q filed May 9, 2007, Exhibit No. 10.19]

10.8	Eighth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.20]

10.9	Ninth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.21]

10.10	Tenth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2007, Exhibit No. 10.22]

10.11	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008*†	[Form 8-K filed December 18, 2008, Exhibit 10.1]

10.12	Eleventh Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2008, Exhibit No. 10.29]

10.13	Twelfth Amendment to the First Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 10-K for year ended December 31, 2008, Exhibit No. 10.30]

10.14	Second Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan*†	[Form 8-K filed May 27, 2009, Exhibit 10.1]

10.15	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan*†	[Form 8-K filed January 7, 2010, Exhibit 10.1]

10.16	Stockholder and Voting Agreement, dated as of May 13, 2010, among Merit Medical Systems, Inc., Cerberus Partners, L.P. and Cerberus International, Ltd.*	[Form 8-K/A filed May 14, 2010, Exhibit 10.1]

10.17	Amendment No. 1 to Stockholder and Voting Agreement, dated as of June 1, 2010, among Merit Medical Systems, Inc., Cerberus Partners, L.P. and Cerberus International, Ltd. *	[Form 8-K filed June 2, 2010, Exhibit 10.2]

10.18	Credit Agreement dated as of September 10, 2010 by and among Merit Medical Systems, Inc. and Wells Fargo Bank, National Association*	[Form 8-K/A filed September 16, 2010, Exhibit 10.1]

10.19	Amended and Restated Employment Agreement of Fred P. Lampropoulos dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.36]

10.20	Amended and Restated Employment Agreement of Kent Stanger dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.37]

10.21	Amended and Restated Employment Agreement of Marty Stephens dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.38]

10.22	Amended and Restated Employment Agreement of Rashelle Perry dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.39]

10.23	Amended and Restated Employment Agreement of Arlin D. Nelson dated December 30, 2010*†	[Form 10-K for year ended December 31, 2010, Exhibit No. 10.40]

10.24	Stock Purchase Agreement by and between Vital Signs, Inc. and Merit Medical Systems, Inc., dated as of November 26, 2012*	[Form 8-K/A filed November 30, 2012, Exhibit 2.1]

10.25	Amended and Restated Credit Agreement dated December 19, 2012 by and among Merit Medical Systems, Inc. and Wells Fargo Bank, National Association*	[Form 8-K filed December 21, 2012, Exhibit 10.1]

10.26	Amended and Restated Stock Purchase Agreement by and between Vital Signs, Inc. and Merit Medical Systems, Inc., dated as of November 26, 2012*	[Form 8-K/A filed January 24, 2013, Exhibit 2.1]

10.27
First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2013, by and among Merit Medical Systems, Inc., certain subsidiaries of Merit Medical Systems, Inc., the lenders identified therein and Wells Fargo Bank, as administrative agent for the lenders*
[Form 10-Q for quarter ended September 30, 2013, Exhibit No. 10.1]

10.28	Employment Agreement of Ron Frost dated December 12, 2014†	Filed herewith

21	Subsidiaries of Merit Medical Systems, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

101
The following materials from the Merit Medical Systems, Inc.  Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes.
Filed herewith

*     These exhibits are incorporated herein by reference.
†     Indicates management contract or compensatory plan or arrangement.

(c)          Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2015.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on March 5, 2015.

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