Form 10-Q
period 2015-03-31
MERIT MEDICAL SYSTEMS INC
filed 2015-05-11
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	44,029,367
Title or class	Number of Shares Outstanding at May 5, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS March 31, 2015 and December 31, 2014 (In thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,908	$7,355
Trade receivables — net of allowance for uncollectible accounts — 2015 — $1,030 and 2014 — $893	70,499	72,717
Employee receivables	174	173
Other receivables	5,799	7,507
Inventories	88,256	91,773
Prepaid expenses	4,999	5,012
Prepaid income taxes	1,221	1,273
Deferred income tax assets	6,369	6,375
Income tax refund receivables	685	155

Total current assets	187,910	192,340

PROPERTY AND EQUIPMENT:
Land and land improvements	16,645	16,830
Buildings	129,486	130,447
Manufacturing equipment	147,837	145,022
Furniture and fixtures	35,761	35,201
Leasehold improvements	16,048	16,096
Construction-in-progress	25,341	21,858

Total property and equipment	371,118	365,454

Less accumulated depreciation	(125,963)	(121,283)

Property and equipment — net	245,155	244,171

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2015 — $30,454 and 2014 — $27,982	76,237	79,172
Other — net of accumulated amortization — 2015 — $23,454 and 2014 — $22,480	30,654	31,136
Goodwill	184,405	184,464
Deferred income tax assets	9	9
Other assets	15,654	15,873

Total other assets	306,959	310,654

TOTAL	$740,024	$747,165

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS March 31, 2015 and December 31, 2014 (In thousands)

	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$24,525	$29,810
Accrued expenses	34,502	33,826
Current portion of long-term debt	10,000	10,000
Advances from employees	761	381
Income taxes payable	1,953	1,413

Total current liabilities	71,741	75,430

LONG-TERM DEBT	202,878	214,490

DEFERRED INCOME TAX LIABILITIES	6,082	6,385

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,353	1,353

DEFERRED COMPENSATION PAYABLE	9,108	8,635

DEFERRED CREDITS	2,849	2,891

OTHER LONG-TERM OBLIGATIONS	3,313	2,722

Total liabilities	297,324	311,906

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2015 and December 31, 2014; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 44,003 and 43,614 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	192,730	187,709
Retained earnings	255,136	249,962
Accumulated other comprehensive loss	(5,166)	(2,412)

Total stockholders’ equity	442,700	435,259

TOTAL	$740,024	$747,165

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (In thousands, except per share amounts - unaudited)

	Three Months ended
	March 31,
	2015	2014
NET SALES	$129,577	$119,236

COST OF SALES	74,194	67,193

GROSS PROFIT	55,383	52,043

OPERATING EXPENSES:
Selling, general, and administrative	36,885	36,763
Research and development	9,672	8,780
Contingent consideration expense	122	11

Total operating expenses	46,679	45,554

INCOME FROM OPERATIONS	8,704	6,489

OTHER INCOME (EXPENSE):
Interest income	53	67
Interest expense	(1,574)	(2,606)
Other income (expense) — net	280	(64)

Other (expense) — net	(1,241)	(2,603)

INCOME BEFORE INCOME TAXES	7,463	3,886

INCOME TAX EXPENSE	2,289	1,063

NET INCOME	$5,174	$2,823

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.07

Diluted	$0.12	$0.07

AVERAGE COMMON SHARES:
Basic	43,703	42,865

Diluted	44,145	43,234

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands - unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$5,174	$2,823
Other comprehensive income (loss):
Interest rate swap	(898)	(77)
Less income tax benefit	349	30
Foreign currency translation adjustment	(2,311)	108
Less income tax benefit (expense)	106	(52)
Total other comprehensive income (loss)	(2,754)	9
Total comprehensive income	$2,420	$2,832

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,174	$2,823

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,068	8,702
Losses on sales and/or abandonment of property and equipment	37	91
Write-off of patents and intangible assets	14	34
Amortization of deferred credits	(43)	(45)
Amortization of long-term debt issuance costs	247	247
Deferred income taxes	462	21
Excess tax benefits from stock-based compensation	(860)	(168)
Stock-based compensation expense	520	339
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(2,334)	(4,115)
Employee receivables	(6)	35
Other receivables	(735)	439
Inventories	3,518	(2,352)
Prepaid expenses	(160)	(651)
Prepaid income taxes	52	—
Income tax refund receivables	(539)	192
Other assets	(602)	(847)
Trade payables	84	(485)
Accrued expenses	2,653	2,868
Advances from employees	439	509
Income taxes payable	1,377	91
Liabilities related to unrecognized tax benefits	—	—
Deferred compensation payable	473	282
Other long-term obligations	433	(50)

Total adjustments	14,098	5,137

Net cash provided by operating activities	19,272	7,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(9,492)	(8,708)
Intangible assets	(495)	(433)
Proceeds from sale-leaseback transactions	1,823	—
Proceeds from the sale of property and equipment	3	18
Cash paid in acquisitions, net of cash acquired	(1,250)	—

Net cash used in investing activities	(9,411)	(9,123)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$4,021	$803
Proceeds from issuance of long-term debt	31,803	36,010
Payments on long-term debt	(43,415)	(30,423)
Excess tax benefits from stock-based compensation	860	168
Contingent payments related to acquisitions	(166)	(24)
Payment of taxes related to an exchange of common stock	(380)	(220)

Net cash provided by (used in) financing activities	(7,277)	6,314

EFFECT OF EXCHANGE RATES ON CASH	(31)	(19)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,553	5,132

CASH AND CASH EQUIVALENTS:
Beginning of period	7,355	7,459

End of period	$9,908	$12,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $83 and $126, respectively)	$1,254	$2,644

Income taxes	$931	$782

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,743	$5,180

Merit common stock surrendered (89 and 108 shares, respectively) in exchange for exercise of stock options	$1,725	$1,641

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2015 and 2014 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2015 and our results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$43,622	$50,000
Work-in-process	12,666	7,680
Raw materials	31,968	34,093

Total	$88,256	$91,773

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2015 and 2014, consisted of the following (in thousands):

	2015	2014
Cost of goods sold	$93	$43
Research and development	27	16
Selling, general, and administrative	400	280
Stock-based compensation expense before taxes	$520	$339

As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $6.7 million and is expected to be recognized over a weighted average period of 3.7 years.

During the three months ended March 31, 2015, we granted awards representing 446,800 shares of our common stock. We did not grant any stock-based awards during the three months ended March 31, 2014. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the three months ended March 31, 2015, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Three Months Ended
March 31, 2015
Risk-free interest rate	1.53%
Expected option life	5.0
Expected dividend yield	—%
Expected price volatility	35.11%

For purposes of the foregoing analysis, the average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. The expected term of the stock options is determined using the historical exercise behavior of employees. The expected price volatility is determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. Compensation expense is recognized on a straight-line basis over the service period, which corresponds to the related vesting period.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Period ended March 31, 2015:
Basic EPS	$5,174	43,703	$0.12
Effect of dilutive stock options and warrants		442

Diluted EPS	$5,174	44,145	$0.12

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		383

Period ended March 31, 2014:
Basic EPS	$2,823	42,865	$0.07
Effect of dilutive stock options and warrants		369

Diluted EPS	$2,823	43,234	$0.07

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		362

5. Acquisitions. On January 6, 2015, we amended a distribution and patent sublicense agreement with Catheter Connections, Inc. ("CathConn"), a Utah corporation, which we had originally entered into on August 21, 2012 for CathConn's MaleCap Solo technology. The amendment provides exclusive rights for other aspects of CathConn's DualCap disinfecting cap technology. We paid CathConn an additional $250,000 in January 2015. The purchase price was allocated to a distribution agreement for $250,000, which we intend to amortize over 10 years.

On August 8, 2014, we entered into a license agreement and a distribution agreement with a medical device company for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2014, we had paid $3.0 million and recorded an additional $1.0 million obligation to accrued liabilities in connection with these two agreements. During the quarter ended March 31, 2015, we paid the $1.0 million that was accrued as of December 31, 2014. We are obligated to pay an additional $3.0 million to the licensor if certain milestones set forth in the license agreement are reached. We accounted for the transaction as an asset purchase. Of the purchase price paid as of March 31, 2015, $200,000 was allocated to a distribution agreement asset, which we are amortizing over a period of 3 years, and $3.8 million was allocated to a license agreement asset, which we intend to amortize over a period of 12 years.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolization devices and CRM/EP devices. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2015 and 2014, are as follows (in thousands):

	2015	2014
Revenues
Cardiovascular	$124,764	$114,907
Endoscopy	4,813	4,329
Total revenues	129,577	119,236

Operating income
Cardiovascular	8,069	6,396
Endoscopy	635	93
Total operating income	8,704	6,489

7. Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The guidance is effective for the year ending December 31, 2016, with early adoption permitted. We have assessed the anticipated impact of this standard on our consolidated financial statements and disclosures and do not believe that it will have a material impact upon adoption.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. We are assessing the impact this new standard will have on our consolidated financial statements and disclosures.

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2015 and 2014 was 30.7% and 27.4%, respectively, which resulted in a provision for income taxes of $2.3 million and $1.1 million, respectively. The increase in the effective income tax rate for the first quarter of 2015, when compared to the first quarter of 2014, was due primarily to the increased profit of our U.S. operations, which are generally taxed at a higher rate than our foreign operations.

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

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2015, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	2015	2014
Term loan	$72,656	$82,500
Revolving credit loans	140,222	141,990
Total long-term debt	212,878	224,490
Less current portion	10,000	10,000
Long-term portion	$202,878	$214,490

Future minimum principal payments on our long-term debt as of March 31, 2015, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2015	$7,500
2016	10,000
2017	195,378
Total future minimum principal payments	$212,878

As of March 31, 2015, we had outstanding borrowings of approximately $212.9 million under the Credit Agreement, with available borrowings of approximately $31.2 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of March 31, 2015 was a fixed rate of 2.98% on $138.8 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.18% on $74.0 million and a variable floating rate of 2.27% on approximately $62,000. Our interest rate as of December 31, 2014 was a fixed rate of 2.98% on $140.0 million as a result of an interest rate swap, variable floating rate of 2.17% on $84.3 million and a variable floating rate of 2.26% on approximately $174,000.

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

At March 31, 2015, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at March 31, 2015 was a liability of approximately $325,000, which was offset by approximately $126,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2014 was an asset of approximately $573,000, which was offset by approximately $223,000 in deferred taxes.

During the three months ended March 31, 2015 and 2014, the amounts reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. On February 27, 2015, we forecasted a net exposure for March 31, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 309,000 Euros and 257,000 GBPs. In order to partially offset such risks, on February 27, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 309,000 Euros and notional amount of 257,000 GBPs.

We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three months ended March 31, 2015 and 2014 of all forward contracts, and the fair value of our open positions at March 31, 2015, were not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(325)	$—	$(325)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$573	$—	$573	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three months ended March 31, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Beginning balance	$1,886	$2,526
Fair value adjustments recorded to income during the period	122	11
Contingent payments made	(166)	(24)
Ending balance	$1,842	$2,513

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at March 31, 2015 (amount in thousands):

Contingent consideration liability	Fair value at March 31, 2015	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$1,697	Discounted cash flow	Discount rate	1% - 14%
			Probability of milestone payment	90%
			Projected year of payments	2015-2028

Other payments	$145	Discounted cash flow	Discount rate	5%
			Probability of milestone payment	100%
			Projected year of payments	2015-2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income. As of March 31, 2015, approximately $740,000 was included in other long-term obligations and $1.1 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2014, approximately $803,000 was included in other long-term obligations and $1.1 million was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three-month periods ended March 31, 2015 and 2014, we had losses of approximately $14,000 and $34,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

2015
Goodwill balance at January 1	184,464
Effect of foreign exchange	(59)
Goodwill balance at March 31	$184,405

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014.

As of March 31, 2015, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of March 31, 2015 and December 31, 2014 related to our cardiovascular segment.

Other intangible assets at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,680	$(2,282)	$8,398
Distribution agreements	5,626	(2,421)	3,205
License agreements	8,869	(1,981)	6,888
Trademarks	7,253	(2,188)	5,065
Covenants not to compete	1,029	(696)	333
Customer lists	20,384	(13,619)	6,765
Royalty agreements	267	(267)	—

Total	$54,108	$(23,454)	$30,654

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,199	$(2,196)	$8,003
Distribution agreements	5,376	(2,285)	3,091
License agreements	8,995	(1,823)	7,172
Trademarks	7,298	(2,079)	5,219
Covenants not to compete	1,029	(636)	393
Customer lists	20,452	(13,194)	7,258
Royalty agreements	267	(267)	—

Total	$53,616	$(22,480)	$31,136

Aggregate amortization expense for the three-month periods ended March 31, 2015 and 2014 was approximately $3.6 million and $3.7 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2015 (in thousands):

Year Ending December 31
Remaining 2015	$11,101
2016	14,279
2017	13,723
2018	13,147
2019	12,864

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that any such expectation or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current debt agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
For the three-month period ended March 31, 2015, we reported sales of approximately $129.6 million, up approximately $10.3 million, or 8.7%, from the three months ended March 31, 2014 of $119.2 million.
Gross profit as a percentage of sales decreased to 42.7% for the first quarter of 2015, compared to 43.6% for the first quarter of 2014. The decrease in gross margin for the first quarter of 2015 compared to the first quarter of 2014 was primarily related to higher average fixed overhead unit costs resulting from lower production volumes and sales discounts provided to various distributors in an effort to mitigate the effects of the devaluation of foreign currencies against the U.S. Dollar, both of which were partially offset by a favorable decline in our manufacturing operating costs and raw materials denominated in Euros as the U.S. Dollar strengthened against the Euro during the first quarter of 2015 compared to the same period of 2014.
Net income for the three months ended March 31, 2015 was approximately $5.2 million, or $0.12 per share, as compared to $2.8 million, or $0.07 per share, for the three months ended March 31, 2014. The increase in net income was attributable primarily to increased sales, lower operating expenses as a percentage of sales and decreased interest expense, all of which was partially offset by lower gross profit as a percentage of sales.
We anticipate our new facility in Tijuana, Mexico will begin production during the third quarter of 2015. The first products that we expect to be moved to this facility are currently being produced by an independent third party contract manufacturer in Tijuana, Mexico. We have made arrangements with the contract manufacturer to hire approximately 150 of their employees who are currently manufacturing our products. We believe the employees to be hired will include production operators and supervisors, quality and engineering personnel. We believe this arrangement will help us maintain the quality and production volumes of the products that are currently being produced in Mexico and will aid in our ability to transfer additional product lines from our other existing production facilities. As we begin operation of our Tijuana, Mexico production facility in 2015, we anticipate approximately $1.5 to $2.5 million of operating expenses that will be treated as selling, general and administrative costs, as opposed to cost of sales, during a transition period of approximately nine months. Over the next three years as we move additional product lines to our new Tijuana facility, from other existing production facilities, we expect to see our overall gross profit and earnings improve. We anticipate that much of the anticipated improvement in gross margins and earnings we have forecasted will not be achieved until we are efficiently utilizing the Tijuana facility to produce product. It is anticipated that this utilization could occur sometime between the end of 2016 and the beginning of 2017.
In April 2015, we began to move the production lines from our West Jordan, Utah manufacturing site to our other existing manufacturing facilities. We plan to move additional production lines from our West Jordan site to our Tijuana facility in the third or fourth quarter of 2015. We currently believe the West Jordan manufacturing site, which is currently under an operating lease, should be vacated by the end of 2015.
During the first quarter of 2015, we benefited from the strengthening of the U.S. Dollar against the Euro, as the result of our natural hedge. This natural hedge is the result of having more cost of sales and operating expenses (European manufacturing facilities, European distribution site and an EMEA direct and distributor sales efforts) denominated in Euros than our Euro-denominated sales. The improvement in the U.S. Dollar against the Euro decreased our Euro-denominated sales and cost of sales in the three-month periods ended March 31, 2015 and 2014 by approximately $2.4 million and $2.2 million, respectively. The overall effect on gross profits of the strengthening of the U.S. Dollar against the Euro for the first quarter of 2015 was an improvement of 0.62%. Our operating expenses for the first quarter of 2015 also benefited from the strengthening of the U.S. Dollar against the Euro with a decrease in expenses of approximately $1.7 million.
We reduced our long-term debt by approximately $11.6 million in the first quarter of 2015 to approximately $212.9 million. Our debt to Consolidated EBITDA (as defined in our Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement") and subject to certain adjustments) ratio decreased to 2.62 on March 31, 2015, down from 3.24 on September 30, 2014 and 2.86 on December 31, 2014.
RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2015 and 2014, as indicated:

	Three Months Ended
	March 31,
	2015	2014
Net sales	100%	100%
Gross profit	42.7%	43.6%
Selling, general, and administrative expenses	28.5%	30.9%
Research and development expenses	7.5%	7.4%
Income from operations	6.7%	5.4%
Other (expense) - net	(1.0)%	(2.2)%
Income before income taxes	5.8%	3.3%
Net income	4.0%	2.4%

Sales. Sales for the three months ended March 31, 2015 increased by 8.7%, or approximately $10.3 million, compared to the corresponding period of 2014. Listed below are the sales by product category within each business segment for the three-month periods ended March 31, 2015 and 2014 (in thousands):

		Three Months Ended
		March 31,
	% Change	2015	2014
Cardiovascular
Stand-alone devices	7.1%	$37,179	$34,727
Custom kits and procedure trays	9.8%	27,686	25,216
Inflation devices	8.5%	18,690	17,230
Catheters	16.8%	23,457	20,082
Embolization devices	9.2%	10,392	9,519
CRM/EP	(9.5)%	7,360	8,133
Total	8.6%	124,764	114,907

Endoscopy
Endoscopy devices	11.2%	4,813	4,329

Total	8.7%	$129,577	$119,236

Our cardiovascular sales increased approximately $9.9 million, or 8.6%, for the quarter ended March 31, 2015 on sales of approximately $124.8 million, compared to sales of $114.9 million for the corresponding period of 2014. This improvement was largely the result of increased sales of catheters (particularly our Prelude® introducer sheath product line, ProGuide™ dialysis catheter product line and guiding catheter product line) our custom kits and procedure trays, our stand-alone devices (particularly our diagnostic guide wire product line, tubing product line and hydrophilic guide wire product line), and our inflation devices.

Our endoscopy sales increased 11.2% for the quarter ended March 31, 2015, on sales of approximately $4.8 million, when compared to the corresponding period of 2014 of approximately $4.3 million, primarily related to an increase in sales of our AEROmini® fully covered tracheobronchial stent and EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales decreased to 42.7% for the first quarter of 2015, compared to 43.6% for the first quarter of 2014. The decrease in gross margin for the first quarter of 2015 compared to the first quarter of 2014 was primarily related to higher average fixed overhead unit costs resulting from lower production volumes and sales discounts provided to various distributors in an effort to mitigate the effects of the devaluation of foreign currencies against the U.S. Dollar, both of which were partially offset by a favorable decline in our manufacturing operating costs and raw materials denominated in Euros as the U.S. Dollar strengthened against the Euro during the first quarter of 2015 compared to the corresponding period of 2014.

Operating Expenses. Selling, general, and administrative expenses increased approximately $122,000 but decreased as a percentage of sales to 28.5% for the three months ended March 31, 2015, from 30.9% for the three months ended March 31, 2014. The decrease in SG&A expense as a percentage of sales was primarily related to increased sales as well as a $1.4 million decrease in our Euro-based SG&A expense, due primarily to the strengthening of the U.S. Dollar against the Euro during the first quarter of 2015 compared to the comparable period of 2014.

Research and Development Expenses. Research and development expenses were 7.5% of sales for the three months ended March 31, 2015, compared with 7.4% of sales for the three months ended March 31, 2014. This increase was largely the result of additional research and development personnel to support various new product developments.

Operating Income. The following table sets forth our operating income by business segment for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Operating Income
Cardiovascular	$8,069	$6,396
Endoscopy	635	93
Total operating income	$8,704	$6,489

Cardiovascular Operating Income. During the first quarter of 2015, we reported income from operations of approximately $8.1 million from our cardiovascular business segment, compared to income from operations of approximately $6.4 million for the corresponding period of 2014. The increase in operating income was primarily the result of increased sales and lower selling, general, and administrative expenses as a percentage of sales, partially offset by lower margins.
Endoscopy Operating Income. During the first quarter of 2015, we reported income from operations of approximately $635,000 from our endoscopy business segment, compared to income from operations of approximately $93,000 for the corresponding period of 2014. The increase in operating income was primarily the result of higher sales and gross profits, as well as, lower selling, general, and administrative expenses as a percentage of sales.
Other Expense - Net. Other expense, net, for the first quarter of 2015 was approximately $1.2 million, compared to other expense, net, of approximately $2.6 million for the first quarter of 2014. The decrease in other expense was principally the result of decreased interest expense related to a lower average outstanding debt balance and a lower interest rate for the first quarter of 2015 compared to the first quarter of 2014.
Income Taxes. Our overall effective tax rate for the three months ended March 31, 2015 was 30.7% compared to 27.4% for the three months ended March 31, 2014. Our provision for income taxes for the three months ended March 31, 2015 totaled $2.3 million of expense, compared to $1.1 million of expense for the corresponding period of 2014. The increase in the effective income tax rate was due primarily to the increased profit of our U.S. operations, which are generally taxed at a higher rate than our foreign operations income.
Net Income. During the first quarter of 2015, we reported net income of $5.2 million, an increase of 83.3% from $2.8 million for the first quarter of 2014. The increase in net income was primarily affected by increased sales, lower operating expenses as a percentage of sales and lower interest expense, and was partially offset by lower gross margins and a higher effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES

Our working capital as of March 31, 2015 and December 31, 2014 was $116.2 million and $116.9 million respectively. The decrease in working capital as of March 31, 2015 was primarily the result of decreases in trade and other receivables and inventory balances, which were partially offset by a decrease in trade payables and an increase in cash. As of March 31, 2015, we had a current ratio of 2.62 to 1.

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $9.9 million and $7.4 million respectively, of which approximately $9.8 million and $6.6 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.
In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $7.6 million and $5.2 million, respectively, held by our subsidiary in China.
During the three months ended March 31, 2015, our inventory balances decreased by approximately $3.5 million, from $91.8 million at December 31, 2014 to $88.3 million at March 31, 2015. The trailing twelve-month inventory turns for the three-month period ended March 31, 2015 improved to 3.37, compared to 3.12 for the three-month period ended March 31, 2014.
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
The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2015, we were in compliance with all covenants set forth in the Credit Agreement.
As of March 31, 2015, we had available borrowings under the Credit Agreement of approximately $31.2 million. Our interest rate under the Credit Agreement as of March 31, 2015 was a fixed rate of 2.98% on $138.8 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.18% on $74.0 million and a variable floating rate of 2.27% on approximately $62,000. Our Total Leverage Ratio under the Credit Agreement for the quarter ended March 31, 2015, was 2.62 to 1. As a result of the quarterly adjustment of our Total Leverage Ratio, as contemplated by the Credit Agreement, the base interest rate on our term loan and amounts outstanding on our revolving credit loans is scheduled to drop 0.25% to 1.75%, from the current base rate of 2.00%, on May 25, 2015. The new base rate of 1.75% is scheduled to remain in effect until August 25, 2015, at which time the Credit Agreement provides for a new base rate to be determined.
Capital expenditures for property and equipment were approximately $9.5 million and $8.7 million, respectively, for the three-month periods ended March 31, 2015 and 2014, an increase of $0.8 million.
We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $31.2 million of borrowing availability as of March 31, 2015), and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.
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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2014, 2013 and 2012, we recorded obsolescence expense of approximately $2.3 million, $2.7 million, and $2.3 million, respectively, and wrote off approximately $2.4 million, $2.8 million, and $1.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2015 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

During the year ended December 31, 2014, we reduced the amount of the contingent consideration liability related to the Ostial PRO® Stent Positioning System, which we acquired in January 2012, by approximately $874,000. Under the terms of the Asset Purchase Agreement we executed with Ostial Solutions, LLC ("Ostial"), we are obligated to make contingent purchase price payments based on a percentage of future sales of products utilizing the Ostial PRO Stent Positioning System. The adjustment to the contingent consideration liability triggered a review of the intangible assets we acquired from Ostial, which resulted in an intangible asset write-down of approximately $1.1 million related to those assets. These adjustments reduced operating income for the year ended December 31, 2014 by approximately $228,000, or approximately $141,000 net of tax. The reduction of the Ostial contingent consideration liability and the impairment of the Ostial intangible assets was the result of our assessment that we are not likely to generate the level of revenues from sales of the Ostial PRO Stent Positioning System that we anticipated at the acquisition date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan, and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2015, a portion of our revenues (approximately $27.1 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended March 31, 2015 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended March 31, 2015, fluctuations in the exchange rate between foreign currencies and the U.S. Dollar resulted in a decrease in our gross revenues of approximately $2.2 million, or 1.7%, and an increase of 0.72% in gross profit, primarily as a result of a decrease in Irish manufacturing operating costs and raw materials denominated in Euros. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will generally have a positive effect our net income. We anticipate that a strengthening U.S. Dollar against the Euro of 10% would increase our net income by approximately $1.0 million Dollars. Conversely, a weakening U.S. Dollar against the Euro of 10% would have a negative impact on our net income of $1.0 million Dollars.
On February 27, 2015, we forecasted a net exposure for March 31, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 309,000 Euros and 257,000 GBPs. In order to partially offset such risks, on February 27, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 309,000 Euros and notional amount of 257,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three months ended March 31, 2015 and 2014 of all forward contracts, and the fair value of our open positions as of March 31, 2015, were not material.
As discussed in Note 9 to our consolidated financial statements, as of March 31, 2015, we had outstanding borrowings of approximately $212.9 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $741,000 annually for each one percentage point change in the average interest rate under these borrowings.
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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 11, 2015	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 11, 2015	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER