Form 10-Q
period 2015-06-30
MERIT MEDICAL SYSTEMS INC
filed 2015-08-07
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	44,163,503
Title or class	Number of Shares Outstanding at August 4, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2015 and December 31, 2014 (In thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,102	$7,355
Trade receivables — net of allowance for uncollectible accounts — 2015 — $1,169 and 2014 — $893	67,397	72,717
Employee receivables	147	173
Other receivables	6,470	7,507
Inventories	92,721	91,773
Prepaid expenses	5,637	5,012
Prepaid income taxes	1,237	1,273
Deferred income tax assets	6,375	6,375
Income tax refund receivables	271	155

Total current assets	192,357	192,340

PROPERTY AND EQUIPMENT:
Land and land improvements	16,798	16,830
Buildings	133,685	130,447
Manufacturing equipment	151,363	145,022
Furniture and fixtures	37,056	35,201
Leasehold improvements	16,568	16,096
Construction-in-progress	30,458	21,858

Total property and equipment	385,928	365,454

Less accumulated depreciation	(131,524)	(121,283)

Property and equipment — net	254,404	244,171

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2015 — $33,156 and 2014 — $27,982	73,679	79,172
Other — net of accumulated amortization — 2015 — $24,493 and 2014 — $22,480	32,557	31,136
Goodwill	184,423	184,464
Deferred income tax assets	9	9
Other assets	17,693	15,873

Total other assets	308,361	310,654

TOTAL	$755,122	$747,165

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2015 and December 31, 2014 (In thousands)

	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$27,793	$29,810
Accrued expenses	37,933	33,826
Current portion of long-term debt	10,000	10,000
Advances from employees	642	381
Income taxes payable	2,978	1,413

Total current liabilities	79,346	75,430

LONG-TERM DEBT	199,774	214,490

DEFERRED INCOME TAX LIABILITIES	6,177	6,385

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,353	1,353

DEFERRED COMPENSATION PAYABLE	9,458	8,635

DEFERRED CREDITS	2,806	2,891

OTHER LONG-TERM OBLIGATIONS	3,410	2,722

Total liabilities	302,324	311,906

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 44,117 and 43,614 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	194,698	187,709
Retained earnings	262,537	249,962
Accumulated other comprehensive loss	(4,437)	(2,412)

Total stockholders’ equity	452,798	435,259

TOTAL	$755,122	$747,165

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$138,082	$128,865	$267,659	$248,101

COST OF SALES	77,196	73,241	151,390	140,434

GROSS PROFIT	60,886	55,624	116,269	107,667

OPERATING EXPENSES:
Selling, general, and administrative	39,321	38,591	76,206	75,354
Research and development	9,202	9,641	18,874	18,421
Contingent consideration expense	121	8	243	19

Total operating expenses	48,644	48,240	95,323	93,794

INCOME FROM OPERATIONS	12,242	7,384	20,946	13,873

OTHER INCOME (EXPENSE):
Interest income	79	79	132	146
Interest expense	(1,713)	(2,353)	(3,287)	(4,959)
Other income (expense) — net	(85)	(28)	195	(92)

Other (expense) — net	(1,719)	(2,302)	(2,960)	(4,905)

INCOME BEFORE INCOME TAXES	10,523	5,082	17,986	8,968

INCOME TAX EXPENSE	3,122	1,366	5,411	2,429

NET INCOME	$7,401	$3,716	$12,575	$6,539

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.09	$0.29	$0.15

Diluted	$0.17	$0.09	$0.28	$0.15

AVERAGE COMMON SHARES:
Basic	44,055	43,061	43,880	42,963

Diluted	44,517	43,310	44,332	43,272

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$7,401	$3,716	12,575	6,539
Other comprehensive income (loss):
Interest rate swap	98	(782)	(800)	(860)
Less income tax benefit (expense)	(38)	304	311	334
Foreign currency translation adjustment	702	(62)	(1,609)	(57)
Less income tax benefit (expense)	(33)	(21)	73	31
Total other comprehensive income (loss)	729	(561)	(2,025)	(552)
Total comprehensive income	$8,130	$3,155	$10,550	$5,987

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,575	$6,539

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,256	17,593
Losses on sales and/or abandonment of property and equipment	53	289
Write-off of patents and intangible assets	14	119
Amortization of deferred credits	(85)	(88)
Amortization of long-term debt issuance costs	494	494
Deferred income taxes	383	19
Excess tax benefits from stock-based compensation	(1,420)	(236)
Stock-based compensation expense	1,085	663
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(2,793)	(7,152)
Employee receivables	20	44
Other receivables	942	(753)
Inventories	166	(4,094)
Prepaid expenses	(631)	(366)
Prepaid income taxes	(43)	3
Income tax refund receivables	(78)	24
Other assets	(2,887)	(641)
Trade payables	5,222	2,299
Accrued expenses	4,475	3,539
Advances from employees	262	371
Income taxes payable	2,909	759
Liabilities related to unrecognized tax benefits	—	(264)
Deferred compensation payable	822	532
Other long-term obligations	641	446

Total adjustments	27,807	13,600

Net cash provided by operating activities	40,382	20,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(25,366)	(18,716)
Intangible assets	(875)	(925)
Proceeds from sale-leaseback transactions	2,017	—
Proceeds from the sale of property and equipment	6	21
Cash paid in acquisitions, net of cash acquired	(2,250)	(1,450)

Net cash used in investing activities	(26,468)	(21,070)

See condensed notes to consolidated financial statements.		(continued)
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$5,144	$3,528
Proceeds from issuance of long-term debt	65,339	71,734
Payments on long-term debt	(80,056)	(72,213)
Excess tax benefits from stock-based compensation	1,421	236
Contingent payments related to acquisitions	(180)	(38)
Payment of taxes related to an exchange of common stock	(660)	(220)

Net cash provided by (used in) financing activities	(8,992)	3,027

EFFECT OF EXCHANGE RATES ON CASH	(175)	(154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,747	1,942

CASH AND CASH EQUIVALENTS:
Beginning of period	7,355	7,459

End of period	$12,102	$9,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $185 and $213, respectively)	$3,279	$4,969

Income taxes	$2,209	$1,911

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,352	$3,433

Merit common stock surrendered (166 and 108 shares, respectively) in exchange for exercise of stock options	$3,317	$1,641

Acquisition purchases in accrued expenses	$1,500	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2015 and 2014 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2015 and our results of operations and cash flows for the three and six-month periods ended June 30, 2015 and 2014. The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$45,560	$50,000
Work-in-process	12,171	7,680
Raw materials	34,990	34,093

Total	$92,721	$91,773

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$109	$46	$202	$89
Research and development	32	17	59	33
Selling, general, and administrative	424	261	824	541
Stock-based compensation expense before taxes	$565	$324	$1,085	$663

As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $7.0 million and is expected to be recognized over a weighted average period of 3.7 years.

During the three and six-month periods ended June 30, 2015, we granted awards representing 150,000 and 596,800 shares of our common stock, respectively. During the three and six-month periods ended June 30, 2014, we granted awards representing 125,000 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the six months ended June 30, 2015, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Six Months Ended
	June 30, 2015			June 30, 2014
Risk-free interest rate	1.53%	-	1.57%	1.97%
Expected option life in years	5.0			5.5
Expected dividend yield	—%			—%
Expected price volatility	34.00%	-	35.11%	36.90%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2015:
Basic EPS	$7,401	44,055	$0.17	$12,575	43,880	$0.29
Effect of dilutive stock options and warrants		462			452

Diluted EPS	$7,401	44,517	$0.17	$12,575	44,332	$0.28

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		529			456

Period ended June 30, 2014:
Basic EPS	$3,716	43,061	$0.09	$6,539	42,963	$0.15
Effect of dilutive stock options and warrants		249			309

Diluted EPS	$3,716	43,310	$0.09	$6,539	43,272	$0.15

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,173			1,434

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

On August 8, 2014, we entered into a license agreement and a distribution agreement with a medical device company for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2014, we had paid $3.0 million and recorded an additional $1.0 million obligation to accrued liabilities in connection with these agreements. During the quarter ended March 31, 2015, we paid the $1.0 million that was accrued as of December 31, 2014. During the quarter ended June 30, 2015, we paid another $1.0 million and we had recorded an additional $1.5 million obligation to accrued liabilities as of June 30, 2015 with the completion of additional milestones under these two agreements. As of June 30, 2015, we had paid or accrued all obligations under these two agreements. We accounted for the transaction contemplated by the foregoing agreements as an asset purchase. Of the purchase price paid as of June 30, 2015, $200,000 was allocated to a distribution agreement asset, which we are amortizing over a period of 3 years, and $6.3 million was allocated to a license agreement asset, which we intend to amortize over a period of 12 years.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic products and cardiac rhythm management and electrophysiology ("CRM/EP") devices. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Cardiovascular	$132,789	$124,669	$257,552	$239,576
Endoscopy	5,293	4,196	10,107	8,525
Total revenues	138,082	128,865	267,659	248,101

Operating income
Cardiovascular	11,258	7,300	19,327	13,696
Endoscopy	984	84	1,619	177
Total operating income	12,242	7,384	20,946	13,873

7. Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The guidance is effective for the year ending December 31, 2016, with early adoption permitted. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2016 or with a cumulative effect adjustment upon adoption in 2018. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

8. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2015 was 29.7%, compared to 26.9% for the three months ended June 30, 2014. For the six months ended June 30, 2015, our effective tax rate was 30.1%, compared to 27.1% for the six months ended June 30, 2014. The increase in the effective tax rate for both periods, when compared to the prior-year periods, was due primarily to the impact of certain tax benefits recognized during the second quarter of 2014.

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

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2015, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Term loan	$69,962	$82,500
Revolving credit loans	139,812	141,990
Total long-term debt	209,774	224,490
Less current portion	10,000	10,000
Long-term portion	$199,774	$214,490

Future minimum principal payments on our long-term debt as of June 30, 2015, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2015	$5,000
2016	10,000
2017	194,774
Total future minimum principal payments	$209,774

As of June 30, 2015, we had outstanding borrowings of approximately $209.8 million under the Credit Agreement, with available borrowings of approximately $35.2 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of June 30, 2015 was a fixed rate of 2.98% on $137.5 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.94% on $67.8 million and a variable floating rate of 2.04% on approximately $4.5 million. Our interest rate as of December 31, 2014 was a fixed rate of 2.98% on $140.0 million as a result of an interest rate swap, variable floating rate of 2.17% on $84.3 million and a variable floating rate of 2.26% on approximately $174,000.

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

At June 30, 2015, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at June 30, 2015 was a liability of approximately $227,000, which was offset by approximately $88,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2014 was an asset of approximately $573,000, which was offset by approximately $223,000 in deferred taxes.

During the three and six-month periods ended June 30, 2015 and 2014, the amounts reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. On May 29, 2015, we forecasted a net exposure for June 30, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 543,000 Euros and 83,000 GBPs. In order to partially offset such risks, on May 29, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 543,000 Euros and notional amount of 83,000 GBPs.

We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and six-month periods ended June 30, 2015 and 2014 of all forward contracts, and the fair value of our open positions at June 30, 2015, were not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(227)	$—	$(227)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$573	$—	$573	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and six-month periods ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$1,842	$2,513	$1,886	$2,526
Fair value adjustments recorded to income during the period	121	8	243	19
Contingent payments made	(14)	(14)	(180)	(38)
Ending balance	$1,949	$2,507	$1,949	$2,507

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at June 30, 2015 (amount in thousands):

Contingent consideration liability	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$1,803	Discounted cash flow	Discount rate	1% - 14%
			Probability of milestone payment	15% - 100%
			Projected year of payments	2015-2028

Other payments	$146	Discounted cash flow	Discount rate	5%
			Probability of milestone payment	100%
			Projected year of payments	2015-2016

The contingent consideration liability is re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-

range strategic plans. Increases (decreases) in discount rates and the time to payment may result in lower (higher) fair value measurements. A decrease in the probability of any milestone payment may result in lower fair value measurements. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement.

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income. As of June 30, 2015, approximately $756,000 was included in other long-term obligations and $1.2 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2014, approximately $803,000 was included in other long-term obligations and $1.1 million was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and six-month periods ended June 30, 2015, we had losses of approximately $0 and $14,000, respectively, compared to $85,000 and $119,000 for the three and six-month periods ended June 30, 2014, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

2015
Goodwill balance at January 1	184,464
Effect of foreign exchange	(41)
Goodwill balance at June 30	$184,423

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2014.

As of June 30, 2015, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of June 30, 2015 and December 31, 2014 related to our cardiovascular segment.

Other intangible assets at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$11,060	$(2,374)	$8,686
Distribution agreements	5,626	(2,558)	3,068
License agreements	11,396	(2,122)	9,274
Trademarks	7,267	(2,313)	4,954
Covenants not to compete	1,029	(755)	274
Customer lists	20,405	(14,104)	6,301
Royalty agreements	267	(267)	—

Total	$57,050	$(24,493)	$32,557

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,199	$(2,196)	$8,003
Distribution agreements	5,376	(2,285)	3,091
License agreements	8,995	(1,823)	7,172
Trademarks	7,298	(2,079)	5,219
Covenants not to compete	1,029	(636)	393
Customer lists	20,452	(13,194)	7,258
Royalty agreements	267	(267)	—

Total	$53,616	$(22,480)	$31,136

Aggregate amortization expense for the three and six-month periods ended June 30, 2015 was approximately $3.7 million and $7.3 million, respectively, and approximately $3.7 million and $7.4 million for the three and six-month periods ending June 30, 2014, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2015 (in thousands):

Year Ending December 31
Remaining 2015	$7,757
2016	14,728
2017	14,116
2018	13,782
2019	13,479

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
We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, and includes our embolotherapeutic products and CRM/EP devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.
For the three-month period ended June 30, 2015, we reported record sales of approximately $138.1 million, up approximately $9.2 million, or 7.2%, from sales for the three months ended June 30, 2014 of approximately $128.9 million. For the six-month period ended June 30, 2015, we reported record sales of approximately $267.7 million, up approximately $19.6 million, or 7.9%, compared to sales of approximately $248.1 million for the first six months of 2014.
Gross profit as a percentage of sales increased to 44.1% for the three-month period ended June 30, 2015, from 43.2% for the three-month period ended June 30, 2014. Gross profit as a percentage of sales remained constant at 43.4% for the six-month period ended June 30, 2015 compared to 43.4% for the six-month period ended June 30, 2014. The increase in gross profit for the quarter ended June 30, 2015 was primarily related to a decrease in Euro-based manufacturing expenses due to the strengthening of the U.S. Dollar against the Euro.
Net income for the three months ended June 30, 2015 was approximately $7.4 million, or $0.17 per diluted share, up 99% compared to net income of approximately $3.7 million, or $0.09 per diluted share, for the three months ended June 30, 2014. The increase in net income for the three-month period ended June 30, 2015 was attributable primarily to increased sales, lower operating expenses as a percentage of sales and higher gross profit as a percentage of sales. Net income for the six-month period ended June 30, 2015 was approximately $12.6 million, or $0.28 per diluted share, up 92% compared to net income of approximately $6.5 million, or $0.15 per diluted share, for the corresponding period of 2014. The increase in net income for the six-month period ended June 30, 2015 was attributable primarily to increased sales and lower operating expenses as a percentage of sales.
Our new facility in Tijuana, Mexico began production in early July. The first products being produced in this facility were moved from an independent third party contract manufacturer in Tijuana, Mexico. We made arrangements with the contract manufacturer to hire approximately 170 of the manufacturer's employees who are currently manufacturing our products. The employees hired included production operators and supervisors and quality and engineering personnel. We believe this arrangement will help us maintain the quality and production volumes of the products that are currently being produced in Mexico and will aid in our ability to transfer additional product lines from our other existing production facilities to our Tijuana facility. In connection with the termination of our agreement with our contract manufacturer, we paid a one-time termination fee of $800,000, which was recorded in selling, general and administrative costs. In addition to this termination fee, we anticipate approximately $1.5 to $2.5 million of operating expenses will be treated as selling, general and administrative costs, as opposed to cost of sales, during a transition period as we begin operation of our Tijuana, Mexico production facility. As we move additional product lines to our new Tijuana facility from other existing production facilities over the next three years, we expect to see our overall gross profit and earnings improve. We anticipate that much of the expected improvement in gross margins and earnings we have forecasted will not be achieved until we are efficiently utilizing the Tijuana facility to produce product. It is anticipated that this utilization could occur sometime between the end of 2016 and the beginning of 2017.
In April 2015, we began to move the production lines from our West Jordan, Utah manufacturing site to our other existing manufacturing facilities. We plan to move additional production lines from our West Jordan site to our Tijuana facility in the third and fourth quarters of 2015. We believe the West Jordan manufacturing site, which is currently under an operating lease, should be vacated by the end of 2015.
During the three and six-month periods ended June 30, 2015, we benefited from the strengthening of the U.S. Dollar against the Euro, as the result of our natural hedge. This natural hedge is the result of having more cost of sales and operating expenses (European manufacturing facilities, European distribution site and EMEA direct and distributor sales efforts) denominated in Euros than our Euro-denominated sales. The improvement in the U.S. Dollar against the Euro decreased our Euro-denominated sales and cost of sales in the three-month period ended June 30, 2015 by approximately $3.4 million and $3.2 million, respectively, and by approximately $5.8 million and $4.4 million, respectively, for the six-month period ended June 30, 2015. The overall effect on gross profits of the strengthening of the U.S. Dollar against the Euro for the second quarter of 2015 was an improvement of 0.88%. Our operating expenses for the three and six-month periods ended June 30, 2015 also benefited from the strengthening of the U.S. Dollar against the Euro, with a decrease in operating expenses of approximately $1.9 million and $3.6 million, respectively.
We reduced our long-term debt by approximately $14.7 million in the six months ended June 30, 2015 to approximately $199.8 million. Our debt to Consolidated EBITDA (as defined in our Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement") and subject to certain adjustments) ratio decreased to 2.42 on June 30, 2015, down from 2.62 on March 31, 2015, 2.86 on December 31, 2014 and 3.24 on September 30, 2014.
RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2015 and 2014, as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Gross profit	44.1%	43.2%	43.4%	43.4%
Selling, general, and administrative expenses	28.5%	30.0%	28.5%	30.4%
Research and development expenses	6.7%	7.5%	7.1%	7.4%
Income from operations	8.9%	5.7%	7.8%	5.6%
Other (expense) - net	(1.2)%	(1.8)%	(1.1)%	(2.0)%
Income before income taxes	7.6%	3.9%	6.7%	3.6%
Net income	5.4%	2.9%	4.7%	2.6%

Sales. Sales for the three months ended June 30, 2015 increased by 7.2%, or approximately $9.2 million, compared to the corresponding period of 2014. Sales for the six months ended June 30, 2015 increased by 7.9%, or approximately $19.6 million, compared to the corresponding period of 2014. Listed below are the sales by product category within each business segment for the three and six-month periods ended June 30, 2015 and 2014 (in thousands):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2015	2014	% Change	2015	2014
Cardiovascular
Stand-alone devices	9.0%	$39,496	$36,231	8.1%	76,674	$70,958
Custom kits and procedure trays	3.7%	30,067	28,981	6.6%	57,753	54,198
Catheters	11.5%	24,139	21,648	14.1%	47,596	41,730
Inflation devices	(0.9)%	18,701	18,880	3.6%	37,391	36,109
Embolization devices	6.3%	11,603	10,914	7.6%	21,995	20,433
CRM/EP	9.6%	8,783	8,015	—%	16,143	16,148
Total	6.5%	132,789	124,669	7.5%	257,552	239,576

Endoscopy
Endoscopy devices	26.1%	5,293	4,196	18.6%	10,107	8,525

Total	7.2%	$138,082	$128,865	7.9%	$267,659	$248,101

Our cardiovascular sales grew 6.5% for the three months ended June 30, 2015 and 7.5% for the six months ended June 30, 2015, when compared to the corresponding periods of 2014. This improvement was largely the result of increased sales of catheters (particularly our Prelude® introducer sheath product line, micro catheter product line, guiding catheter product line, ProGuide™ dialysis catheter product line) our stand-alone devices (particularly our diagnostic guide wire product line, tubing product line and hydrophilic guide wire product line) and our procedure trays.

Our endoscopy sales increased 26.1% for the three months ended June 30, 2015 and 18.6% for the six months ended June 30, 2015, when compared to the corresponding periods of 2014. The increase was primarily related to an increase in sales of our AEROmini® fully covered tracheobronchial stent and EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales increased to 44.1% for the three-month period ended June 30, 2015, from 43.2% for the three-month period ended June 30, 2014. Gross profit as a percentage of sales remained constant at 43.4% for the six-month period ended June 30, 2015 compared to 43.4% for the six-month period ended June 30, 2014. The increase in gross profit for the quarter ended June 30, 2015 was primarily related to a decrease in Euro-based manufacturing expenses due to the strengthening of the U.S. Dollar against the Euro.

Operating Expenses. Selling, general, and administrative ("SG&A") expenses were 28.5% as a percentage of sales for the three-month period ended June 30, 2015, compared to 30.0% as a percentage of sales for the three-month period ended June 30, 2014. Selling, general, and administrative expenses were 28.5% as a percentage of sales for the six-month period ended June 30, 2015, compared to 30.4% as a percentage of sales for the six-month period ended June 30, 2014. The decrease in SG&A expenses as a percentage of sales for both periods was primarily related to increased sales as well as a decrease in our Euro-based SG&A expenses due to the strengthening of the U.S. Dollar against the Euro of approximately $1.7 million and $3.1 million, for the three and six-month periods ended June 30, 2015, respectively, when compared to the comparable periods for 2014.

Research and Development Expenses. Research and development ("R&D") expenses were 6.7% of sales for the three months ended June 30, 2015, compared with 7.5% of sales for the three months ended June 30, 2014. Research and development expenses were 7.1% of sales for the six months ended June 30, 2015, compared with 7.4% of sales for the six months ended June 30, 2014. The decrease in R&D expenses as a percentage of sales in each period of 2015 was primarily the result of higher sales and expenses that were relatively flat compared to the comparable periods in 2014, in addition to decreases in Merit’s Euro-based R&D expenses due to the strengthening of the U.S. Dollar against the Euro.

Operating Income. The following table sets forth our operating income by business segment for the three and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Income
Cardiovascular	$11,258	$7,300	$19,327	$13,696
Endoscopy	984	84	1,619	177
Total operating income	$12,242	$7,384	$20,946	$13,873

Cardiovascular Operating Income. During the three months ended June 30, 2015, we reported income from operations of approximately $11.3 million from our cardiovascular business segment, compared to income from operations of approximately $7.3 million for the corresponding period of 2014. During the six months ended June 30, 2015, we reported income from operations of approximately $19.3 million from our cardiovascular business segment, compared to income from operations of approximately $13.7 million for the corresponding period of 2014. The increase in income from operations was primarily attributable to higher sales and lower operating expenses as a percentage of sales.
Endoscopy Operating Income. During the three months ended June 30, 2015, we reported income from operations of approximately $984,000 from our endoscopy business segment, compared to income from operations of approximately $84,000 for the corresponding period of 2014. During the six months ended June 30, 2015, we reported income from operations of approximately $1.6 million from our endoscopy business segment, compared to income from operations of approximately $177,000 for the corresponding period of 2014. The increase in operating income was primarily the result of higher sales and gross profits, as well as lower selling, general, and administrative expenses as a percentage of sales.
Other Expense - Net. Other expense, net, for the three months ended June 30, 2015 was approximately $1.7 million, compared to other expense, net, of approximately $2.3 million for the three months ended June 30, 2014. Other expense, net, for the six months ended June 30, 2015 was approximately $3.0 million, compared to other expense, net, of approximately $4.9 million for the six months ended June 30, 2014. The decrease in other expense for both periods was principally the result of decreased interest expense related to a lower average outstanding debt balance and a lower interest rate.
Income Taxes. Our overall effective tax rate for the three months ended June 30, 2015 was 29.7% compared to 26.9% for the three months ended June 30, 2014. For the six months ended June 30, 2015, our effective tax rate was 30.1%, compared to 27.1% for the six months ended June 30, 2014. The increase in the effective tax rate for both periods, when compared to the prior-year periods, was due primarily to the impact of certain tax benefits recognized during the second quarter of 2014.
Net Income. During the second quarter of 2015, we reported net income of approximately $7.4 million, an increase of 99.2% from net income of approximately $3.7 million for the second quarter of 2014. For the six months ended June 30, 2015, we reported net income of approximately $12.6 million, an increase of approximately 92.3% from net income of approximately $6.5 million for the corresponding period of 2014. The increase in net income was primarily affected by increased sales, lower operating expenses as a percentage of sales and lower interest expense, and was partially offset by a higher effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES

Our working capital as of June 30, 2015 and December 31, 2014 was $113.0 million and $116.9 million respectively. The decrease in working capital as of June 30, 2015 was primarily the result of decreases in trade and other receivables and increases in accrued expenses, which were partially offset by a decrease in trade payables and an increase in cash. As of June 30, 2015, we had a current ratio of 2.42 to 1.

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $12.1 million and $7.4 million respectively, of which approximately $11.8 million and $6.6 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.
In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $9.1 million and $5.2 million, respectively, held by our subsidiary in China.

During the six months ended June 30, 2015, our inventory balances increased by approximately $0.9 million, from $91.8 million at December 31, 2014 to $92.7 million at June 30, 2015. The trailing twelve-month inventory turns for the period ended June 30, 2015 improved to 3.30, compared to 3.23 for the period ended June 30, 2014.
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
The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2015, we were in compliance with all covenants set forth in the Credit Agreement.
As of June 30, 2015, we had available borrowings under the Credit Agreement of approximately $35.2 million. Our interest rate as of June 30, 2015 was a fixed rate of 2.98% on $137.5 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.94% on $67.8 million and a variable floating rate of 2.04% on approximately $4.5 million. Our Total Leverage Ratio under the Credit Agreement for the quarter ended June 30, 2015, was 2.42 to 1. As a result of the quarterly adjustment of our Total Leverage Ratio, as contemplated by the Credit Agreement, the base interest rate on our term loan and amounts outstanding on our revolving credit loans is scheduled to drop 0.25% to 1.50%, from the current base rate of 1.75%, on August 24, 2015. The new base rate of 1.50% is scheduled to remain in effect until November 24, 2015, at which time the Credit Agreement provides for a new base rate to be determined.

Capital expenditures for property and equipment were approximately $25.4 million and $18.7 million, respectively, for the six-month periods ended June 30, 2015 and 2014, an increase of $6.7 million.
We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $35.2 million of borrowing availability as of June 30, 2015), and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.
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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2014, 2013 and 2012, we recorded obsolescence expense of approximately $2.3 million, $2.7 million, and $2.3 million, respectively, and wrote off approximately $2.4 million, $2.8 million, and $1.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2015 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan, and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended June 30, 2015, a portion of our revenues (approximately $28.0 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended June 30, 2015 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended June 30, 2015, fluctuations in the exchange rate between foreign currencies and the U.S. Dollar resulted in a decrease in our gross revenues of approximately $3.4 million, or 2.5%, and an increase of 0.88% in gross profit, primarily as a result of a decrease in Irish manufacturing operating costs and raw materials denominated in Euros. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will generally have a positive effect our net income. We anticipate that a strengthening U.S. Dollar against the Euro of 10% would increase our net income by approximately $1.0 million. Conversely, a weakening U.S. Dollar against the Euro of 10% would have a negative impact on our net income of $1.0 million.
On May 29, 2015, we forecasted a net exposure for June 30, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 543,000 Euros and 83,000 GBPs. In order to partially offset such risks, on May 29, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 543,000 Euros and notional amount of 83,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the six months ended June 30, 2015 and 2014 of all forward contracts, and the fair value of our open positions as of June 30, 2015, were not material.
As discussed in Note 9 to our consolidated financial statements, as of June 30, 2015, we had outstanding borrowings of approximately $209.8 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $723,000 annually for each one percentage point change in the average interest rate under these borrowings.
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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Third Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan

10.2	Fourth Amendment to the Merit Medical Systems, Inc. 1996 Employee Stock Purchase Plan

10.3	Separation Agreement and Release of All Claims of Martin Stephens effective April 14, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 7, 2015	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 7, 2015	/s/ KENT W. STANGER
KENT W. STANGER CHIEF FINANCIAL OFFICER