Form 10-Q
period 2015-09-30
MERIT MEDICAL SYSTEMS INC
filed 2015-11-09
CIK 856982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	44,201,789
Title or class	Number of Shares Outstanding at November 3, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS September 30, 2015 and December 31, 2014 (In thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,859	$7,355
Trade receivables — net of allowance for uncollectible accounts — 2015 — $1,224 and 2014 — $893	68,003	72,717
Employee receivables	204	173
Other receivables	6,629	7,507
Inventories	100,318	91,773
Prepaid expenses	5,491	5,012
Prepaid income taxes	1,238	1,273
Deferred income tax assets	6,231	6,375
Income tax refund receivables	374	155

Total current assets	194,347	192,340

PROPERTY AND EQUIPMENT:
Land and land improvements	18,963	16,830
Buildings	134,647	130,447
Manufacturing equipment	155,283	145,022
Furniture and fixtures	38,946	35,201
Leasehold improvements	26,948	16,096
Construction-in-progress	24,362	21,858

Total property and equipment	399,149	365,454

Less accumulated depreciation	(136,588)	(121,283)

Property and equipment — net	262,561	244,171

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2015 — $35,839 and 2014 — $27,982	72,611	79,172
Other — net of accumulated amortization — 2015 — $25,541 and 2014 — $22,480	39,402	31,136
Goodwill	184,484	184,464
Deferred income tax assets	9	9
Other assets	14,625	15,873

Total other assets	311,131	310,654

TOTAL	$768,039	$747,165

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS September 30, 2015 and December 31, 2014 (In thousands)

	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$32,324	$29,810
Accrued expenses	39,499	33,826
Current portion of long-term debt	10,000	10,000
Advances from employees	540	381
Income taxes payable	3,528	1,413

Total current liabilities	85,891	75,430

LONG-TERM DEBT	200,218	214,490

DEFERRED INCOME TAX LIABILITIES	6,179	6,385

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	648	1,353

DEFERRED COMPENSATION PAYABLE	8,934	8,635

DEFERRED CREDITS	2,763	2,891

OTHER LONG-TERM OBLIGATIONS	4,849	2,722

Total liabilities	309,482	311,906

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; 44,200 and 43,614 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	196,330	187,709
Retained earnings	267,355	249,962
Accumulated other comprehensive loss	(5,128)	(2,412)

Total stockholders’ equity	458,557	435,259

TOTAL	$768,039	$747,165

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES	$136,086	$128,808	$403,745	$376,909

COST OF SALES	76,881	71,387	228,271	211,821

GROSS PROFIT	59,205	57,421	175,474	165,088

OPERATING EXPENSES:
Selling, general, and administrative	39,201	36,328	115,407	111,682
Research and development	10,515	8,688	29,389	27,109
Intangible asset impairment charges	—	1,102	—	1,102
Contingent consideration (benefit) expense	(58)	(773)	185	(754)
Acquired in-process research and development	1,000	—	1,000	—

Total operating expenses	50,658	45,345	145,981	139,139

INCOME FROM OPERATIONS	8,547	12,076	29,493	25,949

OTHER INCOME (EXPENSE):
Interest income	78	41	210	187
Interest expense	(1,489)	(2,008)	(4,776)	(6,967)
Other income (expense) — net	(476)	144	(281)	52

Other (expense) — net	(1,887)	(1,823)	(4,847)	(6,728)

INCOME BEFORE INCOME TAXES	6,660	10,253	24,646	19,221

INCOME TAX EXPENSE	1,842	2,489	7,253	4,918

NET INCOME	$4,818	$7,764	$17,393	$14,303

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.18	$0.40	$0.33

Diluted	$0.11	$0.18	$0.39	$0.33

AVERAGE COMMON SHARES:
Basic	44,165	43,229	43,976	43,053

Diluted	44,734	43,398	44,467	43,315

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$4,818	$7,764	$17,393	$14,303
Other comprehensive income (loss):
Interest rate swap	(621)	794	(1,421)	(66)
Less income tax benefit (expense)	242	(308)	553	26
Foreign currency translation adjustment	(497)	(682)	(2,106)	(739)
Less income tax benefit	185	151	258	182
Total other comprehensive (loss)	(691)	(45)	(2,716)	(597)
Total comprehensive income	$4,127	$7,719	$14,677	$13,706

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,393	$14,303

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,745	26,719
Losses on sales and/or abandonment of property and equipment	121	549
Write-off of patents and intangible assets	99	1,360
Acquired in-process research and development	1,000	—
Amortization of deferred credits	(129)	(131)
Amortization of long-term debt issuance costs	741	741
Deferred income taxes	956	(184)
Excess tax benefits from stock-based compensation	(1,972)	(243)
Stock-based compensation expense	1,643	1,004
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(3,524)	(9,198)
Employee receivables	(37)	44
Other receivables	776	(885)
Inventories	(7,432)	(10,553)
Prepaid expenses	(499)	(608)
Prepaid income taxes	(43)	33
Income tax refund receivables	(218)	10
Other assets	(776)	(1,128)
Trade payables	9,738	655
Accrued expenses	7,017	4,686
Advances from employees	164	599
Income taxes payable	4,046	3,248
Liabilities related to unrecognized tax benefits	(704)	(844)
Deferred compensation payable	298	644
Other long-term obligations	602	764

Total adjustments	39,612	17,282

Net cash provided by operating activities	57,005	31,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(39,501)	(24,262)
Intangible assets	(1,385)	(1,368)
Proceeds from sale-leaseback transactions	2,017	3,184
Proceeds from the sale of property and equipment	42	62
Cash paid in acquisitions, net of cash acquired	(11,868)	(4,202)

Net cash used in investing activities	(50,695)	(26,586)

See condensed notes to consolidated financial statements.		(continued)
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (In thousands - unaudited)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$5,924	$3,811
Proceeds from issuance of long-term debt	109,905	108,782
Payments on long-term debt	(124,177)	(117,772)
Excess tax benefits from stock-based compensation	1,972	243
Contingent payments related to acquisitions	(194)	(55)
Payment of taxes related to an exchange of common stock	(918)	(220)

Net cash used in financing activities	(7,488)	(5,211)

EFFECT OF EXCHANGE RATES ON CASH	(318)	(809)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,496)	(1,021)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,355	7,459

End of period	$5,859	$6,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $256 and $294, respectively)	$4,713	$7,204

Income taxes	$2,905	$2,679

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,321	$3,853

Merit common stock surrendered (185 and 108 shares, respectively) in exchange for exercise of stock options	$3,802	$1,641

Cost method investment converted to intangible asset in acquisition in lieu of additional cash payment	$1,010	$—

Acquisition purchases in accrued expenses and other long-term obligations	$1,300	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2015 and 2014 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2015 and our results of operations and cash flows for the three and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$50,500	$50,000
Work-in-process	13,941	7,680
Raw materials	35,877	34,093

Total	$100,318	$91,773

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$84	$19	$285	$109
Research and development	35	24	94	57
Selling, general, and administrative	439	298	1,264	838
Stock-based compensation expense before taxes	$558	$341	$1,643	$1,004

As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $6.5 million and is expected to be recognized over a weighted average period of 3.66 years.

During the three and nine-month periods ended September 30, 2015, we granted awards representing 21,233 and 618,033 shares of our common stock, respectively. We did not grant any awards for shares of our common stock during the three-month period ended September 30, 2014; however, during the nine-month period ended September 30, 2014, we granted awards representing 125,000 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the nine-month periods ended September 30, 2015 and 2014, the fair value of our stock-based awards granted was estimated using the following assumptions:

	Nine Months Ended
	September 30, 2015			September 30, 2014
Risk-free interest rate	1.53%	-	1.66%	1.97%
Expected option life in years	5.0			5.5
Expected dividend yield	—%			—%
Expected price volatility	33.72%	-	35.11%	36.90%

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

4. Earnings Per Common Share (EPS). The computation of our weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2015:
Basic EPS	$4,818	44,165	$0.11	$17,393	43,976	$0.40
Effect of dilutive stock options and warrants		569			491

Diluted EPS	$4,818	44,734	$0.11	$17,393	44,467	$0.39

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		168			468

Period ended September 30, 2014:
Basic EPS	$7,764	43,229	$0.18	$14,303	43,053	$0.33
Effect of dilutive stock options and warrants		169			262

Diluted EPS	$7,764	43,398	$0.18	$14,303	43,315	$0.33

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,173			1,427

5. Acquisitions. On September 29, 2015, we entered into a license agreement with Blockade Medical, LLC, a Delaware limited liability company ("Blockade"), for rights to a set of endovascular embolization products. As part of the agreement, in lieu of any additional payment, we converted a loan of $1.7 million we had previously made to Blockade, as well as the $1.0 million we had recorded as a cost method investment in Blockade, toward the purchase price of the license. As of September 30, 2015, we recorded $2.7 million to a license agreement intangible asset, which we intend to amortize over 10 years.

On August 19, 2015, we purchased 116,279 shares of Series A Preferred Stock of Xablecath, Inc., a Delaware corporation ("Xablecath"), which represents an ownership interest of approximately 14.0%, for an aggregate price of approximately $300,000, which is accounted for at cost. Xablecath is developing an over-the-wire crossing catheter.

On July 17, 2015, we entered into an asset purchase agreement with LeMatire Vascular, Inc., a Delaware corporation ("LeMaitre"), for rights to the Unballoon® non-occlusive modeling catheter. We accounted for the transaction as an asset purchase. The full purchase price of $400,000 was paid during the quarter ended September 30, 2015, and the purchase price was recorded as a developed technology intangible asset, which we intend to amortize over a period of 10 years.

On July 14, 2015, we entered into an asset purchase agreement with Quellent, LLC, a California limited liability company ("Quellent"), for superabsorbent pad technology. The purchase price for the asset was $1.0 million, payable in two installments. We accounted for this acquisition as a business combination. The first payment of $500,000 was paid during the quarter ended September 30, 2015 upon execution of the agreement, and the second payment of $500,000 was recorded as an accrued liability as of September 30, 2015. We also recorded $270,000 of contingent consideration related to royalties payable to Quellent pursuant to this agreement. The sales and results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date and were not material. The purchase price was allocated as follows: $1.21 million to a developed technology intangible asset and $60,000 to goodwill as of September 30, 2015. We intend to amortize the developed technology intangible asset over 13 years. The pro forma consolidated results of operations are not presented, as we do not deem the pro forma effect of the transaction to be material.

On July 1, 2015, we entered into an agreement with Catch Medical, LLC, a Utah limited liability company ("Catch Medical"), to purchase rights to a steerable snare. We expensed the full purchase price of $1.0 million to in-process research and development during the quarter ended September 30, 2015. The initial costs of in-process research and development acquired in this asset purchase were expensed as the project does not have alternative future use. These costs include payments incurred prior to regulatory approval in connection with acquired research and development projects that provide rights to develop, manufacture, market and sell products. During the quarter ended September 30, 2015, we paid cash of $200,000 and recorded $200,000 as a current liability for the portion that will be due in less than a year. We also recorded $600,000 as a long-term obligation for the portion that will be due in over a year.

On July 1, 2015, we entered into a license agreement with Distal Access, LLC, a Utah limited liability company ("Distal"), for guidewire controller technology. We made a payment of $3.5 million upon the closing of the agreement during the quarter ended September 30, 2015. We accounted for this acquisition as an asset purchase. We recorded the purchase price to a license agreement intangible asset of $3.5 million, which we intend to amortize over a period of six years.

On March 26, 2015, we entered into an asset purchase agreement with Teleflex Incorporated, a Delaware corporation ("Teleflex"). We accounted for the transaction as an asset purchase. During the three months ended September 30, 2015, we paid $400,000 to acquire the asset, which we recorded as a customer list intangible asset. We will be obligated to pay an additional $400,000 if Teleflex meets certain obligations under the agreement, which will be recorded to the customer list intangible asset at that time. We intend to amortize the asset over a period of five years.

On January 6, 2015, we amended a distribution and patent sublicense agreement with Catheter Connections, Inc., a Utah corporation ("CathConn"), which we had originally entered into on August 21, 2012 for CathConn's MaleCap Solo technology. The amendment provides exclusive rights for certain aspects of CathConn's DualCap disinfecting cap technology. We paid CathConn an additional $250,000 in January 2015. The purchase price was allocated to a distribution agreement for $250,000, which we intend to amortize over 10 years.

On August 8, 2014, we entered into a license agreement and a distribution agreement with a medical device company for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2014, we had paid $3.0 million and recorded an additional $1.0 million obligation to accrued liabilities in connection with these agreements. During the quarter ended March 31, 2015, we paid the $1.0 million that was accrued as of December 31, 2014. During the quarter ended June 30, 2015, we paid another $1.0 million and we had recorded an additional $1.5 million obligation to accrued liabilities as of June 30, 2015 with the completion of additional milestones under these two agreements. As of September 30, 2015, we had paid all obligations under these two agreements. We accounted for the transaction contemplated by the foregoing agreements as an asset purchase. Of the purchase price paid as of September 30, 2015, $200,000 was allocated to a distribution agreement asset, which we are amortizing over a period of three years, and $6.3 million was allocated to a license agreement asset, which we intend to amortize over a period of 12 years.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic products and cardiac rhythm management and electrophysiology ("CRM/EP") devices. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income (loss). Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Cardiovascular	$130,957	$124,191	$388,507	$363,767
Endoscopy	5,129	4,617	15,238	13,142
Total revenues	136,086	128,808	403,745	376,909

Operating income
Cardiovascular	7,995	11,520	27,323	25,216
Endoscopy	552	556	2,170	733
Total operating income	8,547	12,076	29,493	25,949

7. Recent Accounting Pronouncements. In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for measurement-period adjustments. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We intend to apply the new guidance on a prospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. We do not presently expect the adoption of this update to have a material effect on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This standard requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 31, 2017. We do not anticipate that the implementation of ASU 2015-11 will have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This standard is effective for the year ending December 31, 2016, with early adoption permitted. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

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

8. Income Taxes. Our overall effective tax rate for the three months ended September 30, 2015 was 27.7%, compared to 24.3% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our effective tax rate was 29.4%, compared to 25.6% for the nine months ended September 30, 2014. The increase in the effective tax rate for both periods, compared to the corresponding periods for the prior year, was primarily due to the impact of certain tax benefits recognized during the third quarter of 2014, which were not repeated in the third quarter of 2015.

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

The Credit Agreement contains covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to

Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of September 30, 2015, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Term loan	$67,462	$82,500
Revolving credit loans	142,756	141,990
Total long-term debt	210,218	224,490
Less current portion	10,000	10,000
Long-term portion	$200,218	$214,490

Future minimum principal payments on our long-term debt as of September 30, 2015, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2015	$2,500
2016	10,000
2017	197,718
Total future minimum principal payments	$210,218

As of September 30, 2015, we had outstanding borrowings of approximately $210.2 million under the Credit Agreement, with available borrowings of approximately $32.2 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of September 30, 2015 was a fixed rate of 2.98% on $136.3 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.71% on $65.5 million and a variable floating rate of 1.83% on approximately $8.4 million. Our interest rate as of December 31, 2014 was a fixed rate of 2.98% on $140.0 million as a result of an interest rate swap, a variable floating rate of 2.17% on $84.3 million and a variable floating rate of 2.26% on approximately $174,000.

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

At September 30, 2015, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at September 30, 2015 was a liability of approximately $848,000, which was offset by approximately $330,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2014 was an asset of approximately $573,000, which was offset by approximately $223,000 in deferred taxes.

During the three and nine-month periods ended September 30, 2015 and 2014, the amounts reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. On August 31, 2015, we forecasted a net exposure for September 30, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 160,000 Euros and 355,000 GBPs. In order to partially offset such risks, on August 31, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 160,000 Euros and notional amount of 355,000 GBPs.

We may enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and nine-month periods ended September 30, 2015 and 2014 of all forward contracts, and the fair value of our open positions at September 30, 2015, were not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$(848)	$—	$(848)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Interest rate swap (1)	$573	$—	$573	$—

(1)    The fair value of the interest rate swap is determined based on forward yield curves.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 2 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and nine-month periods ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$1,949	$2,507	$1,886	$2,526
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	270	—	270	—
Fair value adjustments recorded to income during the period	(58)	(773)	185	(754)
Contingent payments made	(14)	(17)	(194)	(55)
Ending balance	$2,147	$1,717	$2,147	$1,717

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at September 30, 2015 (amount in thousands):

Contingent consideration liability	Fair value at September 30, 2015	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$1,999	Discounted cash flow	Discount rate	5% - 15%
			Probability of milestone payment	15% - 100%
			Projected year of payments	2015-2028

Other payments	$148	Discounted cash flow	Discount rate	5%
			Probability of milestone payment	100%
			Projected year of payments	2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income. As of September 30, 2015, approximately $931,000 was included in other long-term obligations and $1.2 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2014, approximately $803,000 was included in other long-term obligations and $1.1 million was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and nine-month periods ended September 30, 2015, we had losses of approximately $85,000 and $99,000, respectively, compared to $1.2 million and $1.4 million for the three and nine-month periods ended September 30, 2014, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

2015
Goodwill balance at December 31, 2014	184,464
Effect of foreign exchange	(40)
Additions as the result of acquisitions	60
Goodwill balance at September 30	$184,484

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2014.

As of September 30, 2015, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of September 30, 2015 and December 31, 2014 related to our cardiovascular segment.

Other intangible assets at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$11,484	$(2,476)	$9,008
Distribution agreements	5,626	(2,705)	2,921
License agreements	18,463	(2,271)	16,192
Trademarks	7,268	(2,435)	4,833
Covenants not to compete	1,029	(815)	214
Customer lists	20,806	(14,572)	6,234
Royalty agreements	267	(267)	—

Total	$64,943	$(25,541)	$39,402

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$10,199	$(2,196)	$8,003
Distribution agreements	5,376	(2,285)	3,091
License agreements	8,995	(1,823)	7,172
Trademarks	7,298	(2,079)	5,219
Covenants not to compete	1,029	(636)	393
Customer lists	20,452	(13,194)	7,258
Royalty agreements	267	(267)	—

Total	$53,616	$(22,480)	$31,136

Aggregate amortization expense for the three and nine-month periods ended September 30, 2015 was approximately $3.7 million and $11.1 million, respectively, and approximately $3.8 million and $11.2 million for the three and nine-month periods ending September 30, 2014, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of September 30, 2015 (in thousands):

Year Ending December 31
Remaining 2015	$4,446
2016	15,906
2017	15,274
2018	14,849
2019	14,527

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business by our current credit agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; costs and expenses associated with our pursuit of a strategic plan to grow through acquisitions; fluctuations in Euro and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on Merit; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Actual results will differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the three-month period ended September 30, 2015, we reported sales of approximately $136.1 million, up approximately $7.3 million, or 5.7%, from sales for the three months ended September 30, 2014 of approximately $128.8 million. For the nine-month period ended September 30, 2015, we reported sales of approximately $403.7 million, up approximately $26.8 million, or 7.1%, compared to sales of approximately $376.9 million for the first nine months of 2014.
Gross profit as a percentage of sales decreased to 43.5% for the three-month period ended September 30, 2015, from 44.6% for the three-month period ended September 30, 2014. Gross profit as a percentage of sales decreased to 43.5% for the nine-month period ended September 30, 2015 compared to 43.8% for the nine-month period ended September 30, 2014. The decrease in gross margin during the three- and nine-month periods ended September 30, 2015, compared to the corresponding periods of 2014, was primarily the result of higher average fixed overhead unit costs related to the start-up of our Mexican facility, as well as lower production volumes related to our embolic products and sales discounts provided to various international distributors in an effort to counter devaluation against the U.S. Dollar, all of which were partially offset by a favorable benefit related to a decrease in our Euro-based manufacturing expenses due to the weakening of the Euro against the U.S. Dollar.
Net income for the three months ended September 30, 2015 was approximately $4.8 million, or $0.11 per diluted share, down 37.9% compared to net income of approximately $7.8 million, or $0.18 per diluted share, for the three months ended September 30, 2014. The decrease in net income for the three-month period ended September 30, 2015 was attributable primarily to lower gross margins, higher operating expenses as a percentage of sales, and a higher effective income tax rate. Net income for the nine-month period ended September 30, 2015 was approximately $17.4 million, or $0.39 per diluted share, up 21.6% compared to net income of approximately $14.3 million, or $0.33 per diluted share, for the corresponding period of 2014. The increase in net income for the nine-month period ended September 30, 2015 was attributable primarily to increased sales, lower operating expenses as a percentage of sales, and lower interest expense which was partially offset by a higher effective income tax rate.
Our new facility in Tijuana, Mexico began production in early July of 2015. The first products being produced in this facility were moved from an independent third party contract manufacturer in Tijuana, Mexico. We made arrangements with the contract manufacturer to hire approximately 170 of the manufacturer's employees who are currently manufacturing our products. The employees we hired include production operators and supervisors and quality and engineering personnel. We believe this arrangement will help us maintain the quality and production volumes of the products that are currently being produced in Mexico and will aid in our ability to transfer additional product lines from our other existing production facilities to our Tijuana facility. In connection with the termination of our agreement with our contract manufacturer, we paid a one-time termination fee of $800,000, which was recorded in selling, general and administrative costs. In addition to this termination fee, we anticipate approximately $1.5 to $2.5 million of operating expenses will be treated as selling, general and administrative costs, as opposed to cost of sales, during a transition period as we begin operation of our Tijuana production facility. As we move additional product lines to our new Tijuana facility from other existing production facilities over the next three years, we expect to see our overall gross profit and earnings improve. We anticipate that much of the expected improvement in gross margins and earnings we have forecasted will not be achieved until we are efficiently utilizing the Tijuana facility to produce products. We anticipate that this utilization will occur sometime between the end of 2016 and the beginning of 2017.
In April 2015, we began to move the production lines from our West Jordan, Utah manufacturing site to our other existing manufacturing facilities. We plan to move additional production lines from our West Jordan site to our Tijuana facility in the fourth quarter of 2015 and first quarter of 2016.
During the three and nine-month periods ended September 30, 2015, we benefited from the strengthening of the U.S. Dollar against the Euro, as the result of our natural hedge. This natural hedge is the result of having more cost of sales and operating expenses (European manufacturing facilities, European distribution site and EMEA direct and distributor sales efforts) denominated in Euros than our Euro-denominated sales. The improvement in the U.S. Dollar against the Euro decreased our Euro-denominated sales and cost of sales in the three-month period ended September 30, 2015 by approximately $2.5 million and $2.8 million, respectively, and by approximately $8.4 million and $8.3 million, respectively, for the nine-month period ended September 30, 2015. The overall effect on gross profits of the strengthening of the U.S. Dollar against the Euro for the third quarter of 2015 was an improvement of 0.98%. Our operating expenses for the three and nine-month periods ended September 30, 2015 also benefited from the strengthening of the U.S. Dollar against the Euro, with decreases in operating expenses of approximately $1.6 million and $4.7 million, respectively.
We reduced our long-term debt by approximately $14.3 million during the nine-month period ended September 30, 2015, to approximately $200.2 million. Our debt to consolidated EBITDA ratio (as defined in our Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on October 4, 2013 by a First Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement") and subject to certain adjustments)

was 2.49 on September 30, 2015, compared to 2.42 on June 30, 2015, 2.62 on March 31, 2015, 2.86 on December 31, 2014 and 3.24 on September 30, 2014.
RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2015 and 2014, as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Gross profit	43.5	44.6	43.5	43.8
Selling, general, and administrative expenses	28.8	28.2	28.6	29.6
Research and development expenses	7.7	6.7	7.3	7.2
Intangible asset impairment charges	—	0.9	—	0.3
Contingent consideration (benefit) expense	—	(0.6)	0.1	(0.2)
Acquired in-process research and development	0.7	—	0.2	—
Income from operations	6.3	9.4	7.3	6.9
Other (expense) - net	(1.4)	(1.4)	(1.2)	(1.8)
Income before income taxes	4.9	8.0	6.1	5.1
Net income	3.5	6.0	4.3	3.8

Sales. Sales for the three months ended September 30, 2015 increased by 5.7%, or approximately $7.3 million, compared to the corresponding period of 2014. Sales for the nine months ended September 30, 2015 increased by 7.1%, or approximately $26.8 million, compared to the corresponding period of 2014. Listed below are the sales by product category within each business segment for the three and nine-month periods ended September 30, 2015 and 2014 (in thousands):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2015	2014	% Change	2015	2014
Cardiovascular
Stand-alone devices	5.6%	$38,451	$36,405	7.2%	115,125	$107,364
Custom kits and procedure trays	8.2%	29,986	27,719	7.1%	87,738	81,917
Catheters	9.5%	24,587	22,462	12.4%	72,183	64,192
Inflation devices	(4.1)%	17,894	18,653	1.0%	55,284	54,762
Embolization devices	0.7%	11,328	11,249	5.2%	33,323	31,681
CRM/EP	13.1%	8,711	7,703	4.2%	24,854	23,851
Total	5.4%	130,957	124,191	6.8%	388,507	363,767

Endoscopy
Endoscopy devices	11.1%	5,129	4,617	15.9%	15,238	13,142

Total	5.7%	$136,086	$128,808	7.1%	$403,745	$376,909

Our cardiovascular sales grew 5.4% for the three months ended September 30, 2015 and 6.8% for the nine months ended September 30, 2015, when compared to the corresponding periods of 2014. This improvement was largely the result of increased sales of catheters (particularly our Prelude® introducer sheath product line, micro catheter product line, guiding catheter product line, ProGuide™ dialysis catheter product line), our stand-alone devices (particularly our hydrophilic guide wire product line, tubing product line, and diagnostic guide wire product line), and sales of custom kits and procedure trays. Our endoscopy sales increased 11.1% for the three months ended September 30, 2015 and 15.9% for the nine months ended September 30, 2015, when compared to the corresponding periods of 2014. The increase was primarily related to an increase in sales of our AEROmini® fully covered tracheobronchial stent and EndoMAXX™ fully covered esophageal stent.

Gross Profit. Gross profit as a percentage of sales decreased to 43.5% for the three-month period ended September 30, 2015, compared to 44.6% for the three-month period ended September 30, 2014. Gross profit as a percentage of sales decreased to 43.5% for the nine-month period ended September 30, 2015, compared to 43.8% for the nine-month period ended September 30, 2014. The decrease in gross margin during the three and nine-month periods ended September 30, 2015, compared to the corresponding periods of 2014, was primarily the result of higher average fixed overhead unit costs related to the start-up of Merit’s Mexican facility, as well as lower production volumes related to Merit’s embolic products and sales discounts provided to various international distributors in an effort to counter devaluation against the U.S. Dollar, all of which were partially offset by a favorable benefit arising from a decrease in Merit’s Euro-based manufacturing expenses due to the weakening of the Euro against the U.S. Dollar.

Operating Expenses. Selling, general, and administrative ("SG&A") expenses were 28.8% as a percentage of sales for the three-month period ended September 30, 2015, compared to 28.2% as a percentage of sales for the three-month period ended September 30, 2014. Selling, general, and administrative expenses were 28.6% as a percentage of sales for the nine-month period ended September 30, 2015, compared to 29.6% as a percentage of sales for the nine-month period ended September 30, 2014. The increase in SG&A expense as a percentage of sales for the third quarter of 2015, compared to the corresponding period of 2014, was primarily related to SG&A headcount additions, higher severance costs, and increased litigation costs, which were partially offset by a decrease in our Euro-based SG&A expenses due to the strengthening of the U.S. Dollar against the Euro of approximately $1.6 million. The decrease in SG&A expense as a percentage of sales for the nine-month period ended September 30, 2015, compared to the corresponding period of 2014, primarily arose from a decrease in our Euro-based SG&A expenses of approximately $4.7 million due to the strengthening of the U.S. Dollar against the Euro, which was partially offset by the increase in SG&A expense discussed above.

Research and Development Expenses. Research and development ("R&D") expenses were 7.7% of sales for the three months ended September 30, 2015, compared with 6.7% of sales for the three months ended September 30, 2014. Research and development expenses were 7.3% of sales for the nine months ended September 30, 2015, compared with 7.2% of sales for the nine months ended September 30, 2014. The increase in R&D costs for both periods was primarily the result of external R&D work related to a new catheter design, increased clinical costs as a result of higher patient enrollment in our three clinical trials, and additional R&D headcount to support the completion of numerous R&D projects to the market.

Operating Income. The following table sets forth our operating income by business segment for the three and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Income
Cardiovascular	$7,995	$11,520	$27,323	$25,216
Endoscopy	552	556	2,170	733
Total operating income	$8,547	$12,076	$29,493	$25,949

Cardiovascular Operating Income. During the three months ended September 30, 2015, we reported income from operations of approximately $8.0 million from our cardiovascular business segment, compared to income from operations of approximately $11.5 million for the corresponding period of 2014. The decrease in income from operations for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, was primarily attributable to lower gross margin as a percentage of sales and higher SG&A and R&D expenses as a percentage of sales. During the nine months ended September 30, 2015, we reported income from operations of approximately $27.3 million from our cardiovascular business segment, compared to income from operations of approximately $25.2 million for the corresponding period of 2014. The increase in operating income for the nine-month period ended September 30, 2015, compared to the nine-month period ended September 30, 2014, was primarily attributed to higher sales and lower operating expenses as a percentage of sales.
Endoscopy Operating Income. During the three months ended September 30, 2015, we reported income from operations of approximately $552,000 from our endoscopy business segment, which was relatively flat compared to income from operations of approximately $556,000 for the corresponding period of 2014. During the nine months ended September 30, 2015, we reported income from operations of approximately $2.2 million from our endoscopy business segment, compared to income from operations of approximately $733,000 for the corresponding period of 2014. The increase in operating income for the nine-month period ended September 30, 2015, compared to the nine-month period ended September 30, 2014, was primarily the result of higher sales and gross profits, as well as lower selling, general, and administrative expenses as a percentage of sales.
Other Expense - Net. Other expense, net, for the three months ended September 30, 2015 was approximately $1.9 million, compared to other expense, net, of approximately $1.8 million for the three months ended September 30, 2014. The increase in the other expense for the third quarter of 2015, when compared to 2014, was primarily due to an increase in foreign currency losses that were mostly offset by a decrease in interest expense related to a lower average outstanding debt balance and a lower interest rate. Other expense, net, for the nine months ended September 30, 2015 was approximately $4.8 million, compared to other expense, net, of approximately $6.7 million for the nine months ended September 30, 2014. The decrease in other expense for the nine months ended September 30, 2015, when compared to the same period in 2014, was principally the result of a decrease in interest expense related to a lower average outstanding debt balance and a lower interest rate.
Income Taxes. Our overall effective tax rate for the three months ended September 30, 2015 was 27.7% compared to 24.3% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our effective tax rate was 29.4%, compared to 25.6% for the nine months ended September 30, 2014. The increase in the effective tax rate for both periods was primarily due to the impact of certain tax benefits recognized during the third quarter of 2014, which were not repeated in the third quarter of 2015.
Net Income. During the third quarter of 2015, we reported net income of approximately $4.8 million, a decrease of 37.9% from net income of approximately $7.8 million for the third quarter of 2014. For the nine months ended September 30, 2015, we reported net income of approximately $17.4 million, an increase of approximately 21.6% from net income of approximately $14.3 million for the corresponding period of 2014. The decrease in net income for the third quarter of 2015 compared to the third quarter of 2014 was primarily affected by lower gross margins, higher operating expenses as a percentage of sales, and a higher effective tax rate. The increase in net income for the nine-month period ended September 30, 2015, compared to the nine-month period ended September 30, 2014, was primarily due to increased sales, lower operating expenses as a percentage of sales, and a lower interest expense, all of which were partially offset by a higher effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES

Our working capital as of September 30, 2015 and December 31, 2014 was $108.5 million and $116.9 million respectively. The decrease in working capital as of September 30, 2015 was primarily the result of decreases in cash and trade receivables and increases in accrued expenses, trade payables and income taxes payable, which were partially offset by an increase in inventories. As of September 30, 2015, we had a current ratio of 2.26 to 1.

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $5.9 million and $7.4 million respectively, of which approximately $4.8 million and $6.6 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an assertion as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is generally used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. We have accrued a deferred tax liability on our consolidated financial statements for the portion of our foreign earnings that are available to be repatriated to the United States.
In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $2.8 million and $5.2 million, respectively, held by our subsidiary in China.
During the nine months ended September 30, 2015, our inventory balances increased by approximately $8.5 million, from $91.8 million at December 31, 2014 to $100.3 million at September 30, 2015. The trailing twelve-month inventory turns for the period ended September 30, 2015 decreased to 3.11, compared to 3.20 for the period ended September 30, 2014. The decrease in inventory turns was primarily the result of inventory related to the start-up of our facility in Tijuana, Mexico.
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
The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 2.75 to 1 as of any fiscal quarter ending during 2016, and no more than 2.50 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of September 30, 2015, we were in compliance with all covenants set forth in the Credit Agreement.
As of September 30, 2015, we had available borrowings under the Credit Agreement of approximately $32.2 million. Our interest rate as of September 30, 2015 was a fixed rate of 2.98% on $136.3 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.71% on $65.5 million and a variable floating rate of 1.83% on approximately $8.4 million. Our Total Leverage Ratio under the Credit Agreement for the quarter ended September 30, 2015, was 2.49 to 1. As a result of the quarterly adjustment of our Total Leverage Ratio, as contemplated by the Credit Agreement, the base interest rate on our term loan and amounts outstanding on our revolving credit loans is scheduled to remain at 1.50% The current base rate of 1.50% is scheduled to remain in effect until February 24, 2016, at which time the Credit Agreement provides for a new base rate to be determined.
Capital expenditures for property and equipment were approximately $39.5 million and $24.3 million, respectively, for the nine-month periods ended September 30, 2015 and 2014, an increase of $15.2 million, primarily related to our new manufacturing facility in Tijuana, Mexico, and land purchased in Maastricht, The Netherlands.
We currently believe that our existing cash balances, anticipated future cash flows from operations, borrowings under the Credit Agreement (approximately $32.2 million of borrowing availability as of September 30, 2015), and potential equipment financing will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will likely differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2014, 2013 and 2012, we recorded obsolescence expense of approximately $2.3 million, $2.7 million, and $2.3 million, respectively, and wrote off approximately $2.4 million, $2.8 million, and $1.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2015 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Income Taxes. Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. Tax laws are subject to varied interpretations, and we have taken positions related to certain matters where the applicable law is subject to interpretation. Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units based on a combination of a market-based approach using a guideline public company method and an income approach using discounted future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, a determination of a discount rate based on our weighted average cost of capital, and the selection of guideline public companies. During our annual test of goodwill balances in 2015, which was completed during the third quarter of 2015, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risk relates to changes in the value of the Euro, the Chinese Yuan, and the Great British Pound ("GBP") relative to the value of the U.S. Dollar. We also have less significant market risks relating to the Hong Kong Dollar and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended September 30, 2015, a portion of our revenues (approximately $28.0 million, representing approximately 20% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Certain of our expenses for the three-month period ended September 30, 2015 were also denominated in foreign currencies, which partially offset risks associated with fluctuations of exchange rates between foreign currencies and the U.S. Dollar. During the three-month period ended September 30, 2015, fluctuations in the exchange rate between foreign currencies and the U.S. Dollar resulted in a decrease in our gross revenues of approximately $2.5 million, or 1.8%, and an increase of 0.98% in gross profit, primarily as a result of a decrease in Irish manufacturing operating costs and raw materials denominated in Euros. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will generally have a positive effect on net income. We anticipate that a strengthening U.S. Dollar against the Euro of 10% would increase our net income by approximately $1.0 million. Conversely, a weakening U.S. Dollar against the Euro of 10% would have a negative impact on our net income of $1.0 million.
On August 31, 2015, we forecasted a net exposure for September 30, 2015 (representing the difference between Euro and GBP-denominated receivables and Euro-denominated payables) of approximately 160,000 Euros and 355,000 GBPs. In order to partially offset such risks, on August 31, 2015, we entered into a 30-day forward contract for the Euro and GBP with a notional amount of approximately 160,000 Euros and notional amount of 355,000 GBPs. We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at the end of each month. The effect on our consolidated statements of income for the three and nine-month periods ended September 30, 2015 and 2014 of all forward contracts, and the fair value of our open positions as of September 30, 2015, were not material.
As discussed in Note 9 to our consolidated financial statements, as of September 30, 2015, we had outstanding borrowings of approximately $210.2 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $739,000 annually for each one percentage point change in the average interest rate under these borrowings.
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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 9, 2015	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 9, 2015	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER