Form 10-Q
period 2016-03-31
MERIT MEDICAL SYSTEMS INC
filed 2016-05-09
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.
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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	44,309,320
Title or class	Number of Shares Outstanding at May 5, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS March 31, 2016 and December 31, 2015 (In thousands)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,162	$4,177
Trade receivables — net of allowance for uncollectible accounts — 2016 — $1,451 and 2015 — $1,297	71,574	70,292
Employee receivables	263	217
Other receivables	5,501	6,799
Inventories	110,726	105,999
Prepaid expenses	6,181	5,634
Prepaid income taxes	3,049	2,955
Deferred income tax assets	7,049	7,025
Income tax refund receivables	504	905

Total current assets	210,009	204,003

PROPERTY AND EQUIPMENT:
Land and land improvements	19,464	19,307
Buildings	137,890	136,595
Manufacturing equipment	161,503	158,775
Furniture and fixtures	40,904	39,301
Leasehold improvements	28,350	27,561
Construction-in-progress	30,837	26,292

Total property and equipment	418,948	407,831

Less accumulated depreciation	(146,057)	(140,053)

Property and equipment — net	272,891	267,778

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2016 — $41,290 and 2015 — $38,497	79,168	69,861
Other — net of accumulated amortization — 2016 — $27,605 and 2015 — $26,603	40,641	39,493
Goodwill	187,047	184,472
Other assets	13,664	13,121

Total other assets	320,520	306,947

TOTAL	$803,420	$778,728

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS March 31, 2016 and December 31, 2015 (In thousands)

	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$39,104	$37,977
Accrued expenses	33,866	37,846
Current portion of long-term debt	10,000	10,000
Advances from employees	207	589
Income taxes payable	2,145	1,498

Total current liabilities	85,322	87,910

LONG-TERM DEBT	218,402	197,593

DEFERRED INCOME TAX LIABILITIES	11,099	10,985

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	768	768

DEFERRED COMPENSATION PAYABLE	8,195	8,500

DEFERRED CREDITS	2,678	2,721

OTHER LONG-TERM OBLIGATIONS	4,632	4,148

Total liabilities	331,096	312,625

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10, and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2016 and December 31, 2015; no shares issued
Common stock, no par value; shares authorized — 100,000; issued and outstanding as of March 31, 2016 - 44,303 and December 31, 2015 - 44,267	199,003	197,826
Retained earnings	278,115	273,764
Accumulated other comprehensive loss	(4,794)	(5,487)

Total stockholders’ equity	472,324	466,103

TOTAL	$803,420	$778,728

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (In thousands, except per share amounts - unaudited)

	Three Months Ended March 31,
	2016	2015
NET SALES	$138,077	$129,577

COST OF SALES	77,977	74,194

GROSS PROFIT	60,100	55,383

OPERATING EXPENSES:
Selling, general and administrative	41,704	36,885
Research and development	10,588	9,672
Contingent consideration expense	102	122

Total operating expenses	52,394	46,679

INCOME FROM OPERATIONS	7,706	8,704

OTHER INCOME (EXPENSE):
Interest income	9	53
Interest expense	(1,329)	(1,574)
Other income (expense) — net	(480)	280

Other expense — net	(1,800)	(1,241)

INCOME BEFORE INCOME TAXES	5,906	7,463

INCOME TAX EXPENSE	1,555	2,289

NET INCOME	$4,351	$5,174

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.12

Diluted	$0.10	$0.12

AVERAGE COMMON SHARES:
Basic	44,275	43,703

Diluted	44,579	44,145

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands - unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$4,351	$5,174
Other comprehensive income (loss):
Interest rate swap	(729)	(898)
Less income tax benefit	284	349
Foreign currency translation adjustment	1,228	(2,311)
Less income tax benefit (expense)	(90)	106
Total other comprehensive income (loss)	693	(2,754)
Total comprehensive income	$5,044	$2,420

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (In thousands - unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,351	$5,174

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,705	9,068
Losses on sales and/or abandonment of property and equipment	29	37
Write-off of patents and intangible assets	—	14
Amortization of deferred credits	(43)	(43)
Amortization of long-term debt issuance costs	257	247
Deferred income taxes	170	462
Excess tax benefits from stock-based compensation	3	(860)
Stock-based compensation expense	624	520
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(835)	(2,334)
Employee receivables	(43)	(6)
Other receivables	1,367	(735)
Inventories	(2,272)	3,518
Prepaid expenses	(498)	(160)
Prepaid income taxes	(38)	52
Income tax refund receivables	424	(539)
Other assets	109	(602)
Trade payables	2,400	84
Accrued expenses	(3,936)	2,653
Advances from employees	(388)	439
Income taxes payable	578	1,377
Deferred compensation payable	(305)	473
Other long-term obligations	(76)	433

Total adjustments	7,232	14,098

Net cash provided by operating activities	11,583	19,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(10,991)	(9,492)
Intangible assets	(482)	(495)
Proceeds from sale-leaseback transactions	—	1,823
Proceeds from the sale of property and equipment	—	3
Proceeds from sale of cost method investment	1,089	—
Cash paid in acquisitions, net of cash acquired	(21,500)	(1,250)

Net cash used in investing activities	(31,884)	(9,411)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (In thousands - unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$557	$4,021
Proceeds from issuance of long-term debt	55,184	31,803
Payments on long-term debt	(34,376)	(43,415)
Excess tax benefits from stock-based compensation	(3)	860
Contingent payments related to acquisitions	(167)	(166)
Payment of taxes related to an exchange of common stock	—	(380)

Net cash provided by (used in) financing activities	21,195	(7,277)

EFFECT OF EXCHANGE RATES ON CASH	91	(31)

NET INCREASE IN CASH AND CASH EQUIVALENTS	985	2,553

CASH AND CASH EQUIVALENTS:
Beginning of period	4,177	7,355

End of period	$5,162	$9,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $91 and $83, respectively)	$1,378	$1,254

Income taxes	$428	$931

Property and equipment purchases in accounts payable	$1,584	$1,743

Contingent receivable received in exchange for sale of cost method investment	$681	$—

Merit common stock surrendered (0 and 89 shares, respectively) in exchange for exercise of stock options	$—	$1,725

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2016 and 2015 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2016 and December 31, 2015, and our results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Finished goods	$54,075	$59,170
Work-in-process	12,323	8,540
Raw materials	44,328	38,289

Total	$110,726	$105,999

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$123	$93
Research and development	42	27
Selling, general, and administrative	459	400
Stock-based compensation expense before taxes	$624	$520

As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $8.1 million and is expected to be recognized over a weighted average period of 3.65 years.

During the three-month periods ended March 31, 2016 and 2015, we granted awards representing 563,500 and 446,800 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the three-month periods ended March 31, 2016 and 2015, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Three months ended March 31,
	2016	2015
Risk-free interest rate	1.40%	1.53%
Expected option life	5.0	5.0
Expected dividend yield	—%	—%
Expected price volatility	37.06%	35.11%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Period ended March 31, 2016:
Basic EPS	$4,351	44,275	$0.10
Effect of dilutive stock options and warrants		304

Diluted EPS	$4,351	44,579	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		978

Period ended March 31, 2015:
Basic EPS	$5,174	43,703	$0.12
Effect of dilutive stock options and warrants		442

Diluted EPS	$5,174	44,145	$0.12

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		383

5. Acquisitions and Strategic Investments. On February 4, 2016, we purchased the HeRO®Graft device and other related assets from CryoLife, Inc., a developer of medical devices based in Kennesaw, Georgia ("CryoLife"). The purchase price was $18.5 million, which was paid in full during the quarter ended March 31, 2016. We accounted for this acquisition as a business combination. The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	2,455
Fixed Assets	290

Intangibles
Developed Technology	12,100
Trademarks	700
Customer Lists	400
Goodwill	2,555

Total assets acquired	18,500

We are amortizing the developed HeroGraft technology asset over ten years, the trademarks over 5.5 years, and the customer lists over 12 years. The weighted average life of the intangible HeROGraft assets acquired is approximately 9.82 years. Acquisition-related costs related to the HeROGraft during the quarter ended March 31, 2016, which were included in selling, general, and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three month period ended March 31, 2016, our net sales of the products acquired from CryoLife were approximately $1.3 million. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related to those products, principally because our sales representatives are selling multiple products (including the HeROGraft device) in the cardiovascular business segment. The pro forma consolidated results of operations acquired from CryoLife are not presented, as we do not deem the pro forma effect of the transaction to be material.

On January 20, 2016, we paid $2.0 million for 2.0 million preferred limited liability company units of Cagent Vascular, LLC, a medical device company. Our purchase price, which represents an ownership interest of approximately 15% of the company, has been accounted for at cost.

On December 4, 2015, we entered into a license agreement with ArraVasc Limited, an Irish medial device company, for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2015, we had paid $500,000 in connection with the license agreement. During the three-month period ended March 31, 2016, we paid an additional $500,000 as certain milestones set forth in the license agreement were met during that period. We are obligated to pay an additional $1.0 million if additional milestones set forth in the license agreement are reached. We accounted for the transaction as an asset purchase and intend to amortize the license agreement intangible asset over a period of 12 years.

On July 14, 2015, we entered into an asset purchase agreement with Quellent, LLC, a California limited liability company ("Quellent"), for superabsorbent pad technology. The purchase price for the asset was $1.0 million, payable in two installments. We accounted for this acquisition as a business combination. The first payment of $500,000 was paid as of December 31, 2015, and the second payment of $500,000 was recorded as an accrued liability as of December 31, 2015. We also recorded $270,000 of contingent consideration related to royalties payable to Quellent pursuant to this agreement as of December 31, 2015. The sales and results of operations related to this business combination have been included in our cardiovascular segment since the acquisition date and were not material. The purchase price was allocated as follows: $1.21 million to a developed technology intangible asset and $60,000 to goodwill as of December 31, 2015. We intend to amortize the developed technology intangible asset over 13 years. The pro forma consolidated results of operations are not presented, as we do not deem the pro forma effect of the transaction to be material.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Cardiovascular	$132,544	$124,764
Endoscopy	5,533	4,813
Total revenues	138,077	129,577

Operating income
Cardiovascular	6,648	8,069
Endoscopy	1,058	635
Total operating income	7,706	8,704

7. Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires companies to record excess tax benefits and deficiencies in income rather than the current requirement to record them through equity. It also allows companies the option to recognize forfeitures of share-based awards when they occur rather than the current requirement to make an estimate upon the grant of the awards. This ASU is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. The ASU simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected not to early adopt this ASU, and we are evaluating whether to apply the provisions prospectively or retrospectively upon adoption. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

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

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2016 and 2015 was 26.3% and 30.7%, respectively, which resulted in a provision for income taxes of $1.6 million and $2.3 million, respectively. The decrease in the effective income tax rate for the first quarter of 2016, when compared to the first quarter of 2015, was due primarily to the reinstatement of the federal research and development credit and a higher mix of earnings from our foreign operations, which are generally taxed at lower rates than our U.S. operations.

9. Long-term Debt. We entered into an Amended and Restated Credit Agreement, dated December 19, 2012, with the lenders who are or may become party thereto (collectively, the "Lenders") and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the Lenders, which was amended on February 3, 2016 by a Third Amendment to the Amended and Restated Credit Agreement by and among Merit, certain subsidiaries of Merit, the Lenders and Wells Fargo as administrative agent for the Lenders (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $225 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, no more than 3.25 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2016, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term loan	$62,462	$64,962
Revolving credit loans	165,940	142,631
Total long-term debt	228,402	207,593
Less current portion	10,000	10,000
Long-term portion	$218,402	$197,593

Future minimum principal payments on our long-term debt as of March 31, 2016, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2016	7,500
2017	220,902
Total future minimum principal payments	$228,402

As of March 31, 2016, we had outstanding borrowings of approximately $228.4 million under the Credit Agreement, with available borrowings of approximately $49.6 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of March 31, 2016 was a fixed rate of 2.48% on $133.7 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.94% on $90.1 million and a variable floating rate of 2.13% on approximately $4.6 million. Our interest rate as of December 31, 2015 was a fixed rate of 2.48% on $135.0 million as a result of an interest rate swap, variable floating rate of 1.74% on $65.8 million and a variable floating rate of 2.12% on approximately $6.8 million.

10. Derivatives.

Interest Rate Swap. A portion of our debt bears interest at variable interest rates and, therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under the Credit Agreement that is solely due to changes in the benchmark interest rate.

On December 19, 2012, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid. The notional amount of the interest rate swap is reduced quarterly by 50% of the minimum principal payment due under the terms of our Credit Agreement. The interest rate swap is scheduled to expire on December 19, 2017.

At March 31, 2016 and December 31, 2015, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at March 31, 2016 was a liability of approximately $727,000, which was partially offset by approximately $283,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2015 was an asset of approximately $2,000, which was offset by approximately $1,000 in deferred taxes.

During the three-month periods ended March 31, 2016 and March 31, 2015, the amount reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. We forecast our net exposure to various currencies and enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2016, we had entered into the following foreign currency forward contracts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	662
British Pound	GBP	626
Chinese Yuan Renminbi	CNY	44,670
Mexican Peso	MXN	30,000
Brazilian Real	BRL	1,007
Australian Dollar	AUD	2,100
Hong Kong Dollar	HKD	6,725

We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end, and the fair value of our open positions at March 31, 2016 were not material.

On October 23, 2015, we entered into a foreign currency forward contract to partially offset the currency risk related to an intercompany loan denominated in CNY. The loan matures and the forward contract is deliverable on September 16, 2016. The notional amount of the forward contract is approximately 46.3 million CNY. This contract is marked to market at each month-end. The fair value of our open position as of March 31, 2016 was a liability of approximately $46,000.

The effect on our consolidated statements of income for the three-month periods ended March 31, 2016 and March 31, 2015 of all forward contracts was not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$(727)	$—	$(727)	$—
Foreign currency contracts (2)	$(46)	$—	$(46)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$2	$—	$2	$—
Foreign currency contracts (2)	$(278)	$—	$(278)	$—

(1)    The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as other long-term obligations or other long-term assets in the Consolidated Balance Sheets.
(2)    The fair value of the foreign currency contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 2 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three-month periods ended March 31, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$1,024	$1,886
Fair value adjustments recorded to income during the period	71	122
Contingent payments made	(167)	(166)
Ending balance	$928	$1,842

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at March 31, 2016 and December 31, 2015 (amount in thousands):

Contingent consideration liability (asset)	Fair value at March 31, 2016	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$928	Discounted cash flow	Discount rate	5% - 15%
			Probability of milestone payment	100%
			Projected year of payments	2016-2028

Contingent Receivable	$(681)	Discounted cash flow	Discount rate	10%
			Probability of milestone payment	75%
			Projected year of payments	2016-2019
Contingent consideration liability	Fair value at December 31, 2015	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$874	Discounted cash flow	Discount rate	5% - 15%
			Probability of milestone payment	100%
			Projected year of payments	2016-2028

Other payments	$150	Discounted cash flow	Discount rate	—%
			Probability of milestone payment	100%
			Projected year of payments	2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. As of March 31, 2016, approximately $826,000 was included in other long-term obligations and $102,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2015, approximately $775,000 was included in other long-term obligations and $249,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three-month period ended March 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using the inputs indicated in the table above, and we recorded a contingent receivable asset of approximately $681,000 as of March 31, 2016. We intend to record any change in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. As of March 31, 2016, approximately $512,000 was included in other long-term assets and approximately $169,000 was included in other receivables as a current asset in our consolidated balance sheet.

During the three-month periods ended March 31, 2016 and 2015, we had losses of approximately $0 and $14,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

2016
Goodwill balance at January 1	$184,472
Effect of foreign exchange	20
Additions as the result of acquisitions	2,555
Goodwill balance at March 31	$187,047

As of March 31, 2016, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of March 31, 2016 and December 31, 2015 related to our cardiovascular segment.

Other intangible assets at March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$12,496	$(2,691)	$9,805
Distribution agreements	5,626	(3,000)	2,626
License agreements	19,639	(2,616)	17,023
Trademarks	7,974	(2,702)	5,272
Covenants not to compete	1,028	(886)	142
Customer lists	21,216	(15,443)	5,773
Royalty agreements	267	(267)	—

Total	$68,246	$(27,605)	$40,641

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$12,014	$(2,595)	$9,419
Distribution agreements	5,626	(2,853)	2,773
License agreements	19,109	(2,438)	16,671
Trademarks	7,259	(2,554)	4,705
Covenants not to compete	1,028	(873)	155
Customer lists	20,793	(15,023)	5,770
Royalty agreements	267	(267)	—

Total	$66,096	$(26,603)	$39,493

Aggregate amortization expense for the three-month periods ended March 31, 2016 and 2015 was approximately $3.9 million and $3.6 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2016 (in thousands):

Year Ending December 31
Remaining 2016	$13,252
2017	16,983
2018	16,395
2019	16,058
2020	15,084

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business within the term of our current credit agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in Euro, CNY and GBP exchange rates; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our business and results of operations; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2015 and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

We design, develop, manufacture and market medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, as well as our embolotherapeutic products. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three months ended March 31, 2016, we reported sales of approximately $138.1 million, up approximately $8.5 million or 6.6%, over sales from the three months ended March 31, 2015 of approximately $129.6 million.

Gross profit as a percentage of sales increased to 43.5% for the three-month period ended March 31, 2016 as compared to 42.7% for the three-month period ended March 31, 2015.

Net income for the quarter ended March 31, 2016 was approximately $4.4 million, or $0.10 per share, as compared to $5.2 million, or $0.12 per share, for the quarter ended March 31, 2015.

During the first quarter of 2016, we purchased the HeROGraft device and other related assets from CryoLife, Inc., a developer of medical devices based in Kennesaw, GA, for $18.5 million. Sales for the HeROGraft device were approximately $1.3 million during the three-month period ended March 31, 2016.

We continue to focus our efforts on expanding our presence in foreign markets, particularly Europe, Middle East and Africa, China, Southeast Asia, Japan, Brazil, Australia and Canada, in an effort to expand our market opportunities. These efforts have increased our selling, general and administrative expenses in the short term, but we believe over time they will help us improve our profitability.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2016 and 2015, as indicated:

	Three Months Ended
	March 31,
	2016	2015
Net sales	100%	100%
Gross profit	43.5	42.7
Selling, general and administrative expenses	30.2	28.5
Research and development expenses	7.7	7.5
Contingent consideration expense	0.1	0.1
Income from operations	5.6	6.7
Other (expense) - net	(1.3)	(1.0)
Income before income taxes	4.3	5.8
Net income	3.2	4.0

Sales. Sales for the three months ended March 31, 2016 increased by 6.6%, or approximately $8.5 million, compared to the corresponding period of 2015. Listed below are the sales by product category within each of our business segments for the three-month periods ended March 31, 2016 and 2015 (in thousands):

		Three Months Ended March 31,
	% Change	2016	2015
Cardiovascular
Stand-alone devices	16.5%	$43,331	$37,179
Custom kits and procedure trays	4.3%	28,879	27,686
Inflation devices	(5.2)%	17,712	18,690
Catheters	1.9%	23,899	23,457
Embolization devices	3.8%	10,783	10,392
CRM/EP	7.9%	7,940	7,360
Total	6.2%	132,544	124,764

Endoscopy
Endoscopy devices	15.0%	5,533	4,813

Total	6.6%	$138,077	$129,577

Our cardiovascular sales increased approximately $7.8 million, or 6.2%, for the quarter ended March 31, 2016, on sales of approximately $132.5 million, compared to sales of $124.8 million for the corresponding period of 2015. This improvement was largely the result of increased sales of our custom kits and procedure trays, as well as our stand-alone devices (particularly our diagnostic guide wire product line, tubing product line and hydrophilic guide wire product line). The introduction of the HeROGraft product in the first quarter of 2016 also contributed to the increase in sales in the cardiovascular segment for the periods presented. The decrease in sales of inflation devices for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was primarily due to reduced sales to a large OEM customer and two large distributors.

Our endoscopy sales increased 15.0% for the quarter ended March 31, 2016, on sales of approximately $5.5 million, when compared to sales for the corresponding period of 2015 of approximately $4.8 million. This increase was primarily related to an increase in sales of our AEROmini® fully covered tracheobronchial stent and EndoMAXX™ fully covered esophageal stent, as well as related to the introduction of our Elation® Balloon Dilator.

Gross Profit. Gross profit as a percentage of sales increased to 43.5% for the first quarter of 2016, compared to 42.7% for the first quarter of 2015. The increase in gross margin for the first quarter of 2016 compared to the first quarter of 2015 was primarily related to the increased focus on higher margin products and suspension of the medical device tax in the United States.

Operating Expenses. Selling, general, and administrative ("SG&A") expenses increased approximately $4.8 million, or 13.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a percentage of sales, selling, general, and administrative expenses increased to 30.2% of sales for the three months ended March 31, 2016, compared to 28.5% of sales for the three months ended March 31, 2015. The increase in SG&A expense was primarily related to increased acquisition costs, severance expenses and foreign market expansion, which were partially offset by a $670,000 decrease in our foreign currency-denominated SG&A expense, due primarily to the strengthening of the U.S. Dollar against the Euro during the first quarter of 2016 compared to the first quarter of 2015.

Research and Development Expenses. Research and development expenses were 7.7% of sales for the three months ended March 31, 2016, compared with 7.5% of sales for the three months ended March 31, 2015. This increase was largely due to hiring of additional research and development personnel to support various new product developments.

Operating Income. The following table sets forth our operating income by business segment for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating Income
Cardiovascular	$6,648	$8,069
Endoscopy	1,058	635
Total operating income	$7,706	$8,704

Cardiovascular Operating Income. During the three months ended March 31, 2016, we reported income from operations of approximately $6.6 million from our cardiovascular business segment, compared to income from operations of approximately $8.1 million for the corresponding period of 2015. The decrease in operating income in our cardiovascular segment was primarily the result of increased SG&A expenses relating to increased acquisition costs and severance expenses, which were partially offset by a $670,000 decrease in our foreign currency-denominated SG&A expense, which in turn was due primarily to the strengthening of the U.S. Dollar against the Euro during the first quarter of 2016 compared to the first quarter of 2015.

Endoscopy Operating Income. During the three months ended March 31, 2016, we reported income from operations of approximately $1.1 million from our endoscopy business segment, compared to income from operations of approximately $635,000 for the corresponding period of 2015. The increase in operating income in our endoscopy segment was primarily the result of higher sales and gross profits, as well as, lower SG&A expenses as a percentage of sales.

Other Expense - Net. Other expense, net, for the three months ended March 31, 2016 was approximately $1.8 million, compared to other expense, net, of approximately $1.2 million for the corresponding period of 2015. The increase in other expense was principally the result of losses on changes in foreign exchange rates.

Income Taxes. Our overall effective tax rate for the three months ended March 31, 2016 and 2015 was 26.3% and 30.7%, respectively, which resulted in a provision for income taxes of $1.6 million and $2.3 million, respectively. The decrease in the effective income tax rate for the first quarter of 2016, when compared to the first quarter of 2015, was due primarily to the reinstatement of the federal research and development credit and a higher mix of earnings from our foreign operations, which are generally taxed at lower rates than our U.S. operations.

Net Income. During the three months ended March 31, 2016, we reported net income of $4.4 million, a decrease of approximately 15.9% from $5.2 million for the corresponding period of 2015. The decrease in net income was primarily due to higher operating expenses and research and development expenses as a percentage of sales and losses resulting from changes in foreign exchange rates, and was partially offset by higher gross margins and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments and Contractual Obligations

Our working capital as of March 31, 2016 and December 31, 2015 was approximately $124.7 million and $116.1 million, respectively. The increase in working capital as of March 31, 2016 compared to December 31, 2015 was primarily the result of increases in inventories, trade receivables, and cash, as well as a decrease in accrued expenses, which were partially offset by an increase in trade payables and a decrease in other receivables. As of March 31, 2016, we had a current ratio of 2.46 to 1.

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $5.2 million and $4.2 million respectively, of which $4.5 million and $3.7 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $2.5 million and $1.7 million, respectively, held by our subsidiary in China.

During the three months ended March 31, 2016, our inventory balance increased approximately $4.7 million, from approximately $106.0 million at December 31, 2015 to approximately $110.7 million at March 31, 2016. The increase in the inventory balance was due to several factors, including our acquisition of the HeROGraft device and increases in raw materials and work in process, and was partially offset by a decrease in our finished good inventory as a result of increased sales. The trailing twelve months inventory turns as of March 31, 2016 decreased to 3.10, compared to 3.37 as of March 31, 2015.
Pursuant to the terms of the Credit Agreement, the Lenders have agreed to make revolving credit loans up to an aggregate amount of $225 million. The Lenders also made a term loan in the amount of $100 million, repayable in quarterly installments in the amounts provided in the Credit Agreement until the maturity date of December 19, 2017, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. In addition, certain mandatory prepayments are required to be made upon the occurrence of certain events described in the Credit Agreement. Wells Fargo has agreed, upon satisfaction of certain conditions, to make swingline loans from time to time through the maturity date in amounts equal to the difference between the amounts actually loaned by the Lenders and the aggregate revolving credit commitment. The Credit Agreement is collateralized by substantially all of our assets. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

The term loan and any revolving credit loans made under the Credit Agreement bear interest, at our election, at either (i) the base rate (described below) plus 0.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), (ii) the LIBOR Market Index Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1), or (iii) the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, the term loan and revolving credit loans under the Credit Agreement bear interest, at our election, at either (x) the base rate plus 1.00%, (y) the LIBOR Market Index Rate, plus 2.00%, or (z) the LIBOR Rate plus 2.00%. Swingline loans bear interest at the LIBOR Market Index Rate plus 1.25% (subject to adjustment if the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, is at or greater than 2.25 to 1). Initially, swingline loans bear interest at the LIBOR Market Index Rate plus 2.00%. Interest on each loan featuring the base rate or the LIBOR Market Index Rate is due and payable on the last business day of each calendar month; interest on each loan featuring the LIBOR Rate is due and payable on the last day of each interest period selected by us when selecting the LIBOR Rate as the benchmark for interest calculation. For purposes of the Credit Agreement, the base rate means the highest of (i) the prime rate (as announced by Wells Fargo), (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%.

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December 31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, and no more than 3.25 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of March 31, 2016, we were in compliance with all covenants set forth in the Credit Agreement.

As of March 31, 2016, we had outstanding borrowings of approximately $228.4 million under the Credit Agreement, with available borrowings of approximately $49.6 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of March 31, 2016 was a fixed rate of 2.48% on $133.7 million as a result of an interest rate swap (see Note 10), a variable floating rate of 1.94% on $90.1 million and a variable floating rate of 2.13% on approximately $4.6 million. Our interest rate as of December 31, 2015 was a fixed rate of 2.48% on $135.0 million as a result of an interest rate swap, variable floating rate of 1.74% on $65.8 million and a variable floating rate of 2.12% on approximately $6.8 million.

Cash used in investing activities was approximately $31.9 million for the three months ended March 31, 2016, compared to approximately $9.4 million for the three months ended March 31, 2015, an increase of approximately $22.5 million. This increase was primarily a result of more cash paid for acquisitions in the quarter ended March 31, 2016 compared to the quarter ended March 31, 2105, principally the $18.5 million paid in the acquisition of the HeROGraft device and other related assets from CryoLife, Inc. (see Note 5 of the condensed notes to our consolidated financial statements). Capital expenditures for property and equipment were approximately $11.0 million and $9.5 million, respectively, for the three-month periods ended March 31, 2016 and 2015, an increase of $1.5 million.

Cash provided by financing activities for the quarter ended March 31, 2016 was approximately $21.2 million, compared to cash used in financing actives of approximately $7.3 million for the quarter ended March 31, 2015, a change of approximately $28.5 million. This change was primarily the result of increased debt financing related to acquisitions, principally our acquisition of the HeROGraft device and other related assets, as well as reduced proceeds from the issuance of common stock, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2015, 2014 and 2013, we recorded obsolescence expense of approximately $2.8 million,

$2.3 million, and $2.7 million, respectively, and wrote off approximately $2.5 million, $2.4 million, and $2.8 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2016 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk. Our principal market risk relates to changes in the value of the Euro (EUR), Chinese Yuan Renminbi (CNY), and British Pound (GBP) relative to the value of the U.S. Dollar (USD). We also have a limited market risk relating to the Hong Kong Dollar, Mexican Peso (MXN), Australian Dollar, Brazilian Real (BRL), and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2016, a portion of our revenues (approximately $31.7 million, representing approximately 23% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. A strengthening U.S. dollar against the Euro of 10% would increase net income by approximately $3.0 million dollars. Conversely, a weakening U.S. dollar against the Euro of 10% would decrease net income by approximately $3.0 million dollars. A strengthening U.S. dollar against the CNY of 10% would decrease net income by approximately $4.0 million dollars. Conversely, a weakening U.S. dollar against the CNY of 10% would increase net income by approximately $4.0 million dollars. During the three-month period ended March 31, 2016, exchange rate fluctuations of foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $1.9 million, or 1.4%, and a decrease of 0.1% in gross profit, primarily as a result of unfavorable impacts to revenue due to sales denominated in CNY, EUR, GBP, and BRL, partially offset by favorable impacts due to increases in Irish and Mexican manufacturing costs denominated in EUR and MXN, respectively.

We forecast our net exposure to various currencies and enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2016, we had entered into the following foreign currency forward contracts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	662
British Pound	GBP	626
Chinese Yuan Renminbi	CNY	44,670
Mexican Peso	MXN	30,000
Brazilian Real	BRL	1,007
Australian Dollar	AUD	2,100
Hong Kong Dollar	HKD	6,725

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

The effect on our consolidated statements of income for the three-month periods ended March 31, 2016 and March 31, 2015 of all forward contracts, and the fair value of our open positions at March 31, 2016, were not material.

Interest Rate Risk. As discussed in Note 9 to our consolidated financial statements, as of March 31, 2016, we had outstanding borrowings of approximately $228.4 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of March 31, 2016, a notional amount of $133.7 million remained on the interest rate swap agreement, which expires on December 19, 2017. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $947,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The risk factors identified in Part I, Item 1A of the Form 10-K are supplemented by the following additional risk factor:

We may be unable to manage rapid increases in the demand for our products, particularly if the increase may not be sustained.

Due to regulatory issues experienced by a competitor, we have recently experienced an increase in demand for certain of our products. We do not know whether this increase will be short-term, medium-term or sustained, nor can we presently estimate the amount of the increase. As a result of this increase, demand for those products may exceed our inventory and manufacturing capacity. In response to the development, we have increased capacity at some of our existing facilities; however, this increase may not be sufficient to meet demand and could place stress on our human and other resources. It may also place stress on our relationships with third-party suppliers. In the short term, we cannot outsource this manufacturing because our products need to be manufactured to exact specifications, in a clean environment and by a manufacturer that satisfies certain regulatory requirements. This is forcing us to make allocation decisions among existing and new customers. We may be unable to efficiently manage this increase in demand for certain products. Failure to efficiently manage the situation could result in the loss of skilled employees or damage our existing supply relationships. A rapid increase in production may also lead to failures in our internal controls, including those related to quality, operations or financial reporting. Any such failures on our part may result in long-term declines in our profitability and results of operations.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 9, 2016	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 9, 2016	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER