Form 10-Q
period 2016-06-30
MERIT MEDICAL SYSTEMS INC
filed 2016-08-08
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.
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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	44,393,291
Title or class	Number of Shares Outstanding at August 5, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2016 and December 31, 2015 (In thousands)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$10,487	$4,177
Trade receivables — net of allowance for uncollectible accounts — 2016 — $1,498 and 2015 — $1,297	76,792	70,292
Employee receivables	165	217
Other receivables	4,742	6,799
Inventories	109,858	105,999
Prepaid expenses	7,829	5,634
Prepaid income taxes	3,044	2,955
Deferred income tax assets	7,017	7,025
Income tax refund receivables	43	905

Total current assets	219,977	204,003

PROPERTY AND EQUIPMENT:
Land and land improvements	19,400	19,307
Buildings	139,140	136,595
Manufacturing equipment	166,034	158,775
Furniture and fixtures	42,478	39,301
Leasehold improvements	29,267	27,561
Construction-in-progress	31,795	26,292

Total property and equipment	428,114	407,831

Less accumulated depreciation	(151,628)	(140,053)

Property and equipment — net	276,486	267,778

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2016 — $44,401 and 2015 — $38,497	76,111	69,861
Other — net of accumulated amortization — 2016 — $28,569 and 2015 — $26,603	40,587	39,493
Goodwill	187,034	184,472
Other assets	14,770	13,121

Total other assets	318,502	306,947

TOTAL	$814,965	$778,728

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2016 and December 31, 2015 (In thousands)

	June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$31,286	$37,977
Accrued expenses	40,196	37,846
Current portion of long-term debt	10,000	10,000
Advances from employees	473	589
Income taxes payable	3,138	1,498

Total current liabilities	85,093	87,910

LONG-TERM DEBT	221,719	197,593

DEFERRED INCOME TAX LIABILITIES	11,024	10,985

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	768	768

DEFERRED COMPENSATION PAYABLE	9,103	8,500

DEFERRED CREDITS	2,635	2,721

OTHER LONG-TERM OBLIGATIONS	4,633	4,148

Total liabilities	334,975	312,625

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10, and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued
Common stock, no par value; shares authorized — 100,000; issued and outstanding as of June 30, 2016 - 44,318 and December 31, 2015 - 44,267	200,015	197,826
Retained earnings	285,405	273,764
Accumulated other comprehensive loss	(5,430)	(5,487)

Total stockholders’ equity	479,990	466,103

TOTAL	$814,965	$778,728

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (In thousands, except per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$151,071	$138,082	$289,148	$267,659

COST OF SALES	84,217	77,196	162,193	151,390

GROSS PROFIT	66,854	60,886	126,955	116,269

OPERATING EXPENSES:
Selling, general and administrative	43,653	39,321	85,358	76,206
Research and development	11,529	9,202	22,116	18,874
Contingent consideration expense	91	121	193	243

Total operating expenses	55,273	48,644	107,667	95,323

INCOME FROM OPERATIONS	11,581	12,242	19,288	20,946

OTHER INCOME (EXPENSE):
Interest income	16	79	25	132
Interest expense	(1,768)	(1,713)	(3,097)	(3,287)
Other income (expense) — net	33	(85)	(447)	195

Other expense — net	(1,719)	(1,719)	(3,519)	(2,960)

INCOME BEFORE INCOME TAXES	9,862	10,523	15,769	17,986

INCOME TAX EXPENSE	2,572	3,122	4,128	5,411

NET INCOME	$7,290	$7,401	$11,641	$12,575

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.17	$0.26	$0.29

Diluted	$0.16	$0.17	$0.26	$0.28

AVERAGE COMMON SHARES:
Basic	44,308	44,055	44,297	43,880

Diluted	44,703	44,517	44,647	44,332

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,290	$7,401	$11,641	$12,575
Other comprehensive income (loss):
Interest rate swap	(152)	98	(881)	(800)
Less income tax benefit (expense)	59	(38)	343	311
Foreign currency translation adjustment	(423)	702	805	(1,609)
Less income tax benefit (expense)	(120)	(33)	(209)	73
Total other comprehensive income (loss)	(636)	729	58	(2,025)
Total comprehensive income	$6,654	8,130	$11,699	$10,550

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (In thousands - unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,641	$12,575

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,705	18,256
Losses on sales and/or abandonment of property and equipment	44	53
Write-off of patents and intangible assets	90	14
Acquired in-process research and development	100	—
Amortization of deferred credits	(85)	(85)
Amortization of long-term debt issuance costs	521	494
Deferred income taxes	141	383
Excess tax benefits from stock-based compensation	12	(1,420)
Stock-based compensation expense	1,410	1,085
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(6,459)	(2,793)
Employee receivables	51	20
Other receivables	2,126	942
Inventories	(1,403)	166
Prepaid expenses	(2,226)	(631)
Prepaid income taxes	(118)	(43)
Income tax refund receivables	872	(78)
Other assets	(762)	(2,887)
Trade payables	(5,147)	5,222
Accrued expenses	3,039	4,475
Advances from employees	(119)	262
Income taxes payable	1,620	2,909
Deferred compensation payable	603	822
Other long-term obligations	(212)	641

Total adjustments	13,803	27,807

Net cash provided by operating activities	25,444	40,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(21,222)	(25,366)
Intangible assets	(989)	(875)
Proceeds from sale-leaseback transactions	—	2,017
Proceeds from the sale of property and equipment	—	6
Proceeds from sale of cost method investment	1,089	—
Cash paid in acquisitions, net of cash acquired	(22,800)	(2,250)

Net cash used in investing activities	(43,922)	(26,468)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (In thousands - unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$791	$5,144
Proceeds from issuance of long-term debt	93,812	65,339
Payments on long-term debt	(69,687)	(80,056)
Excess tax benefits from stock-based compensation	(12)	1,421
Contingent payments related to acquisitions	(183)	(180)
Payment of taxes related to an exchange of common stock	—	(660)

Net cash provided by (used in) financing activities	24,721	(8,992)

EFFECT OF EXCHANGE RATES ON CASH	67	(175)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,310	4,747

CASH AND CASH EQUIVALENTS:
Beginning of period	4,177	7,355

End of period	$10,487	$12,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $194 and $185, respectively)	$2,912	$3,279

Income taxes	$1,580	$2,209

Property and equipment purchases in accounts payable	$1,497	$2,352

Contingent receivable received in exchange for sale of cost method investment	$681	$—

Acquisition purchases in accrued expenses	$—	$1,500

Merit common stock surrendered (0 and 166 shares, respectively) in exchange for exercise of stock options	$—	$3,317

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2016 and 2015 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2016 and December 31, 2015, and our results of operations and cash flows for the three and six-month periods ended June 30, 2016 and 2015. The results of operations for the three and six-month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the "SEC").

2. Inventories. Inventories at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Finished goods	$52,997	$59,170
Work-in-process	12,703	8,540
Raw materials	44,158	38,289

Total	$109,858	$105,999

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$141	$109	$264	$202
Research and development	54	32	96	59
Selling, general and administrative	591	424	1,050	824
Stock-based compensation expense before taxes	$786	$565	$1,410	$1,085

As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $8.6 million and is expected to be recognized over a weighted average period of 3.61 years.

During the three and six-month periods ended June 30, 2016, we granted awards representing 220,875 and 784,375 shares of our common stock, respectively. During the three and six-month periods ended June 30, 2015, we granted awards representing 150,000 and 596,800 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the six-month periods ended June 30, 2016 and 2015, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Six months ended June 30,
	2016	2015
Risk-free interest rate	1.25% - 1.40%	1.53% - 1.57%
Expected option life	5.0	5.0
Expected dividend yield	—%	—%
Expected price volatility	36.50% - 37.06%	34.00% - 35.11%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2016:
Basic EPS	$7,290	44,308	$0.16	$11,641	44,297	$0.26
Effect of dilutive stock options and warrants		395			350

Diluted EPS	$7,290	44,703	$0.16	$11,641	44,647	$0.26

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,207			1,093

Period ended June 30, 2015:
Basic EPS	$7,401	44,055	$0.17	$12,575	43,880	$0.29
Effect of dilutive stock options and warrants		462			452

Diluted EPS	$7,401	44,517	$0.17	$12,575	44,332	$0.28

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		529			456

5. Acquisitions and Strategic Investments. On February 4, 2016, we purchased the HeRO®Graft device and other related assets from CryoLife, Inc., a developer of medical devices based in Kennesaw, Georgia ("CryoLife"). The purchase price was $18.5 million, which was paid in full during the first quarter 2016. We accounted for this acquisition as a business combination. The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	2,455
Fixed Assets	290

Intangibles
Developed Technology	12,100
Trademarks	700
Customer Lists	400
Goodwill	2,555

Total assets acquired	18,500

We are amortizing the developed HeroGraft technology asset over ten years, the related trademarks over 5.5 years, and the associated customer lists over 12 years. The weighted average life of the intangible HeROGraft assets acquired is approximately 9.82 years. Acquisition-related costs related to the HeROGraft device and other related assets during the six months ended June 30, 2016, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six-month periods ended June 30, 2016, our net sales of the products acquired from CryoLife were approximately $2.1 million and $3.4 million, respectively. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related to those products, principally because our sales representatives are selling multiple products (including the HeROGraft device) in the cardiovascular business segment. The pro forma consolidated results of operations acquired from CryoLife are not presented, as we believe the pro forma financial effect of the transaction is not material.

On January 20, 2016, we paid $2.0 million for 2.0 million preferred limited liability company units of Cagent Vascular, LLC, a medical device company ("Cagent"). During the three months ended June 30, 2016, we paid $500,000 for an additional 500,000 preferred limited liability company units of Cagent. Our total purchase price paid for the Cagent preferred limited liability company units as of June 30, 2016, which represents an ownership interest of approximately 18.6% of the Cagent, has been accounted for at cost.

On December 4, 2015, we entered into a license agreement with ArraVasc Limited, an Irish medical device company, for the right to manufacture and sell certain percutaneous transluminal angioplasty balloon catheter products. As of December 31, 2015, we had paid $500,000 in connection with the license agreement. During the three-month period ended March 31, 2016, we paid an additional $500,000 as certain milestones set forth in the license agreement were met during that period. During the three-month period ended June 30, 2016, we paid an additional $500,000 as certain milestones set forth in the license agreement were met during that period. We are obligated to pay an additional $500,000 if additional milestones set forth in the license agreement are reached. We accounted for the transaction as an asset purchase and intend to amortize the license agreement intangible asset over a period of 12 years.

On July 14, 2015, we entered into an asset purchase agreement with Quellent, LLC, a California limited liability company ("Quellent"), for superabsorbent pad technology. The purchase price for the asset was $1.0 million, payable in two installments. We accounted for this acquisition as a business combination. The first payment of $500,000 was paid as of December 31, 2015, and the second payment of $500,000 was recorded as an accrued liability as of December 31, 2015 and paid in the first quarter of 2016. We also recorded $270,000 of contingent consideration related to royalties payable to Quellent pursuant to the asset purchase agreement as of December 31, 2015. The sales and results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date and were not material. The purchase price was allocated as follows: $1.21 million to a developed technology intangible asset and $60,000 to goodwill as of December 31, 2015. We intend to amortize the developed technology intangible asset over 13 years. The pro forma consolidated results of operations are not presented, as we believe the pro forma financial effect of the transaction is not material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations (see Note 12). The goodwill recognized from these acquisitions is expected to be deductible for income tax purposes.

6. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), and electrophysiology ("EP") devices. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Cardiovascular	$145,525	$132,789	$278,069	$257,552
Endoscopy	5,546	5,293	11,079	10,107
Total revenues	$151,071	138,082	$289,148	$267,659

Operating income
Cardiovascular	10,880	11,258	17,529	19,327
Endoscopy	701	984	1,759	1,619
Total operating income	11,581	12,242	19,288	20,946

7. Recent Accounting Pronouncements. In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The standard should be adopted concurrently with adoption of ASU No. 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires companies to record excess tax benefits and deficiencies in income rather than the current requirement to record them through equity. ASU 2016-09 also allows companies the option to recognize forfeitures of share-based awards when they occur rather than the current requirement to make an estimate upon the grant of the awards. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption of ASU 2016-09 will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are assessing the impact ASU 2016-09 is anticipated to have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact ASU 2016-02 is anticipated to have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption of ASU 2016-01, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We are assessing the impact ASU 2016-01 is anticipated to have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. ASU 2015-17 simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period, and ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected not to early adopt ASU 2015-17, and we are evaluating whether to apply the provisions prospectively or retrospectively upon adoption. We do not presently anticipate that the adoption of ASU 2015-17 will have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11 which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not anticipate that the implementation of ASU 2015-11 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of January 1, 2017. Implementation of the new standard may be either through retrospective application to each period from the first quarter of 2016 or with a cumulative effect adjustment upon adoption in 2018. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

8. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2016 and 2015 was 26.1% and 29.7%, respectively, which resulted in a provision for income taxes of $2.6 million and $3.1 million, respectively. Our overall effective tax rate for the six months ended June 30, 2016 and 2015 was 26.2% and 30.1%, respectively, which resulted in a provision for income taxes of $4.1 million and $5.4 million, respectively. The decrease in the effective income tax rate for both periods, when compared to the prior year periods, was due primarily to the reinstatement of the federal research and development credit and a higher mix of earnings from our foreign operations, which are generally taxed at lower rates than our U.S. operations.

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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 3.00 to 1 as of any fiscal quarter ending during 2015 and no more than 3.25 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests or debt, the issuance of equity, the payment of dividends and certain distributions, the entry into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2016, we were in compliance with all covenants set forth in the Credit Agreement.

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

In summary, principal balances under our long-term debt as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term loan	$59,962	$64,962
Revolving credit loans	171,757	142,631
Total long-term debt	231,719	207,593
Less current portion	10,000	10,000
Long-term portion	$221,719	$197,593

Future minimum principal payments on our long-term debt as of June 30, 2016, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
2016	5,000
2017	226,719
Total future minimum principal payments	$231,719

As of June 30, 2016, we had outstanding borrowings of approximately $231.7 million under the Credit Agreement, with available borrowings of approximately $53.2 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of June 30, 2016 was a fixed rate of 2.48% on $133.8 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.16% on approximately $98.0 million. Our interest rate as of December 31, 2015 was a fixed rate of 2.48% on $135.0 million as a result of an interest rate swap, variable floating rate of 1.74% on $65.8 million and a variable floating rate of 2.12% on approximately $6.8 million.

Subsequent to June 30, 2016, the Credit Agreement was amended and restated in its entirety. See Note 14.

10. Derivatives.

Interest Rate Swap. A portion of our debt bears interest at variable interest rates and, therefore, we are subject to variability in the cash paid for interest expense. In an effort to mitigate a portion of this risk, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under the Credit Agreement that is solely due to changes in the benchmark interest rate.

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

At June 30, 2016 and December 31, 2015, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at June 30, 2016 was a liability of approximately $879,000, which was partially offset by approximately $342,000 in deferred taxes. The fair value of our interest rate swap at December 31, 2015 was an asset of approximately $2,000, which was offset by approximately $1,000 in deferred taxes.

During the three and six-month periods ended June 30, 2016 and June 30, 2015, the amounts reclassified from accumulated other comprehensive income to earnings due to hedge effectiveness were included in interest expense in the accompanying consolidated statements of income and were not material.

Foreign Currency Forward Contracts. We forecast our net exposure to various currencies and enter into foreign currency forward contracts in an effort to mitigate that exposure. As of June 30, 2016, we had entered into the following foreign currency forward contracts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	835
British Pound	GBP	592
Chinese Yuan Renminbi	CNY	56,250
Mexican Peso	MXN	30,000
Brazilian Real	BRL	3,600
Australian Dollar	AUD	1,900
Hong Kong Dollar	HKD	11,000
Canadian Dollar	CAD	1,900

We enter into similar transactions at various times during the year to partially offset exchange rate risks we bear throughout the year. These contracts are marked to market at each month-end, and the fair value of our open positions at June 30, 2016 was not material.

On October 23, 2015, we entered into a foreign currency forward contract to partially offset the currency risk related to an intercompany loan denominated in CNY. The loan matures and the forward contract is deliverable on September 16, 2016. The notional amount of the forward contract is approximately 46.3 million CNY. This contract is marked to market at each month-end. The fair value of our open position as of June 30, 2016 was a liability of approximately $231,000.

The effect on our consolidated statements of income for the three-month periods ended June 30, 2016 and June 30, 2015 of all forward contracts was not material.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$(879)	$—	$(879)	$—
Foreign currency contracts (2)	$(231)	$—	$(231)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$2	$—	$2	$—
Foreign currency contracts (2)	$(278)	$—	$(278)	$—

(1)    The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as other long-term obligations or other long-term assets in the Consolidated Balance Sheets.

(2)    The fair value of the foreign currency contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses in the Consolidated Balance Sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 2 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and six-month periods ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	928	1,842	$1,024	$1,886
Fair value adjustments recorded to income during the period	(14)	121	57	243
Contingent payments made	(16)	(14)	(183)	(180)
Ending balance	$898	$1,949	$898	$1,949

The recurring Level 3 measurement of our contingent consideration liability includes the following significant unobservable inputs at June 30, 2016 and December 31, 2015 (amount in thousands):

Contingent consideration liability (asset)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$898	Discounted cash flow	Discount rate	9.9% - 15%
			Probability of milestone payment	100%
			Projected year of payments	2016-2028

Contingent receivable	$(576)	Discounted cash flow	Discount rate	10%
			Probability of milestone payment	62%
			Projected year of payments	2016-2019
Contingent consideration liability	Fair value at December 31, 2015	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$874	Discounted cash flow	Discount rate	5% - 15%
			Probability of milestone payment	100%
			Projected year of payments	2016-2028

Other payments	$150	Discounted cash flow	Discount rate	—%
			Probability of milestone payment	100%
			Projected year of payments	2016

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

Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. As of June 30, 2016, approximately $813,000 was included in other long-term obligations and $85,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2015, approximately $775,000 was included in other long-term obligations and $249,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the first quarter of 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using the inputs indicated in the table above, and we recorded a contingent receivable asset, which as June 30, 2016 had a value of approximately $576,000. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three months ended June 30, 2016, we recorded a loss on the contingent receivable of approximately $105,000. As of June 30, 2016, approximately $436,000 was included in other long-term assets and approximately $140,000 was included in other receivables as a current asset in our consolidated balance sheet.

During the three and six-month periods ended June 30, 2016, we had losses of approximately $90,000 and $90,000, compared to $0 and $14,000, respectively, for the three and six-month periods ended June 30, 2015, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

2016
Goodwill balance at January 1	$184,472
Effect of foreign exchange	7
Additions as the result of acquisitions	2,555
Goodwill balance at June 30	$187,034

As of June 30, 2016, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of June 30, 2016 and December 31, 2015 related to our cardiovascular segment.

Other intangible assets at June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$12,914	$(2,829)	$10,085
Distribution agreements	5,626	(3,148)	2,478
License agreements	20,194	(2,790)	17,404
Trademarks	7,974	(2,861)	5,113
Covenants not to compete	1,029	(903)	126
Customer lists	21,152	(15,771)	5,381
Royalty agreements	267	(267)	—

Total	$69,156	$(28,569)	$40,587

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$12,014	$(2,595)	$9,419
Distribution agreements	5,626	(2,853)	2,773
License agreements	19,109	(2,438)	16,671
Trademarks	7,259	(2,554)	4,705
Covenants not to compete	1,028	(873)	155
Customer lists	20,793	(15,023)	5,770
Royalty agreements	267	(267)	—

Total	$66,096	$(26,603)	$39,493

Aggregate amortization expense for the three and six-month periods ended June 30, 2016 was approximately $4.0 million and $7.9 million, respectively, and approximately $3.7 million and $7.3 million for the three and six-month periods ended June 30, 2015, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2016 (in thousands):

Year Ending December 31
Remaining 2016	$9,313
2017	16,976
2018	16,429
2019	16,101
2020	15,117

13. Commitments and Contingencies. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contractual, and employment or other matters that are significant to our business. Based upon our review of currently available information, we do not believe that any such actions are likely to be, individually or in the aggregate, materially adverse to our business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

14. Subsequent Events. We have evaluated whether any subsequent events have occurred from June 30, 2016 to the time of filing of this report that would require disclosure in the consolidated financial statements. We note the following two events below.

Acquisition of DFINE

On July 6, 2016, we acquired DFINE, Inc., a medical device company headquartered in San Jose, California ("DFINE"), in a merger transaction through which DFINE became our wholly-owned subsidiary. The total merger consideration we paid in the transaction was approximately $97.5 million, which amount includes certain indebtedness and is subject to a working capital adjustment. We are currently evaluating the accounting treatment of this purchase, as well as performing the valuation of the assets acquired and the related purchase price allocation.

Second Amended and Restated Credit Agreement

In connection with the transactions contemplated by the DFINE acquisition referenced above, we entered into a Second Amended and Restated Credit Agreement, dated July 6, 2016 (the “Second Amended Credit Agreement”), with the lenders who are or may become party thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association, as administrative agent (the “Agent”), swingline lender and a Lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. The Second Amended Credit Agreement amends and restates in its entirety our previously outstanding Credit Agreement and all amendments thereto. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Second Amended Credit Agreement as Lenders. Pursuant to the terms of the Second Amended Credit Agreement, the Lenders have agreed to make a term loan in the amount of $150.0 million and revolving credit loans up to an aggregate amount of $275.0 million, of which $25.0 million will be reserved to make swingline loans from time to time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including risks relating to product recalls and product liability claims; potential restrictions on our liquidity or our ability to operate our business within the term of our current credit agreement, and the consequences of any default under that agreement; possible infringement of our technology or the assertion that our technology infringes the rights of other parties; the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations; expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use; greater governmental scrutiny and regulation of the medical device industry; reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA"); laws targeting fraud and abuse in the healthcare industry; potential for significant adverse changes in, or our failure to comply with, governing regulations; increases in the price of commodity components; negative changes in economic and industry conditions in the United States and other countries; termination or interruption of relationships with our suppliers, or failure of such suppliers to perform; our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions; fluctuations in exchange rates of EUR, CNY, GBP, BRL, MXN, CAD, and other foreign currencies relative to the U.S. Dollar; our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations; concentration of our revenues among a few products and procedures; development of new products and technology that could render our existing products obsolete; market acceptance of new products; volatility in the market price of our common stock; modification or limitation of governmental or private insurance reimbursement policies; changes in health care markets related to health care reform initiatives; failures to comply with applicable environmental laws; changes in key personnel; work stoppage or transportation risks; uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our business and results of operations; introduction of products in a timely fashion; price and product competition; availability of labor and materials; cost increases; fluctuations in and obsolescence of inventory; and other factors referred to in Part II, Item 1A "Risk Factors" of this Report, Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, and other materials filed with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates.

OVERVIEW

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

We design, develop, manufacture, and market medical products for interventional, diagnostic, and therapeutic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases, as well as our embolotherapeutic, CRM, and EP products. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three months ended June 30, 2016, we reported sales of approximately $151.1 million, up approximately $13.0 million or 9.4%, over sales for the three months ended June 30, 2015 of approximately $138.1 million. For the six months ended June 30, 2016, we reported sales of approximately $289.1 million, up approximately $21.5 million or 8.0%, over sales for the six months ended June 30, 2015 of approximately $267.7 million.

Gross profit as a percentage of sales increased to 44.3% for the three-month period ended June 30, 2016 as compared to 44.1% for the three-month period ended June 30, 2015. Gross profit as a percentage of sales increased to 43.9% for the six-month period ended June 30, 2016 as compared to 43.4% for the six-month period ended June 30, 2015.

Net income for the three months ended June 30, 2016 was approximately $7.3 million, or $0.16 per share, as compared to $7.4 million, or $0.17 per share, for the quarter ended June 30, 2015. For the six-month period ended June 30, 2016, net income was approximately $11.6 million, or $0.26 per share, as compared to $12.6 million, or $0.28 per share, for the six-month period ended June 30, 2015.

During February 2016, we purchased the HeROGraft device and other related assets from CryoLife, Inc., a developer of medical devices based in Kennesaw, GA, for $18.5 million. Sales for the HeROGraft device were approximately $2.1 million and $3.4 million for the three and six-month periods ended June 30, 2016, respectively.

On July 6, 2016, we acquired DFINE in a merger transaction through which DFINE became our wholly-owned subsidiary. The total merger consideration we paid in the transaction was approximately $97.5 million, which amount includes certain indebtedness and is subject to a working capital adjustment. DFINE’s products are directed to vertebral augmentation (kyphoplasty and vertebralplasty), as well as targeted radiofrequency ablation of metastatic spinal tumors. See “The integration of the DFine business into our existing business will present significant challenges, which may harm our operations.” set forth in Part II, Item 1A “Risk Factors” below.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2016 and 2015, as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100%	100%	100%	100%
Gross profit	44.3	44.1	43.9	43.4
Selling, general and administrative expenses	28.9	28.5	29.5	28.5
Research and development expenses	7.6	6.7	7.6	7.1
Contingent consideration expense	0.1	0.1	0.1	0.1
Income from operations	7.7	8.9	6.7	7.8
Other (expense) - net	(1.1)	(1.2)	(1.2)	(1.1)
Income before income taxes	6.5	7.6	5.5	6.7
Net income	4.8	5.4	4.0	4.7

Sales. Sales for the three months ended June 30, 2016 increased by 9.4%, or approximately $13.0 million, compared to the corresponding period of 2015. Sales for the six months ended June 30, 2016 increased by 8.0%, or approximately $21.5 million, compared to the corresponding period of 2015. Listed below are the sales by product category within each of our business segments for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

		Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2016	2015	% Change	2016	2015
Cardiovascular
Stand-alone devices	17.5%	$46,394	$39,496	17.0%	$89,726	$76,674
Custom kits and procedure trays	—%	30,065	30,067	2.1%	58,944	57,753
Inflation devices	(0.1)%	18,691	18,701	(2.6)%	36,403	37,391
Catheters	19.5%	28,846	24,139	10.8%	52,745	47,596
Embolization devices	3.0%	11,948	11,603	3.3%	22,731	21,995
CRM/EP	9.1%	9,581	8,783	8.5%	17,520	16,143
Total	9.6%	145,525	132,789	8.0%	278,069	257,552

Endoscopy
Endoscopy devices	4.8%	5,546	5,293	9.6%	11,079	10,107

Total	9.4%	$151,071	$138,082	8.0%	$289,148	$267,659

Our cardiovascular sales increased approximately $12.7 million, or 9.6%, for the three months ended June 30, 2016, on sales of approximately $145.5 million, compared to sales of $132.8 million for the corresponding period of 2015. Our cardiovascular sales increased approximately $20.5 million, or 8.0%, for the six months ended June 30, 2016, on sales of approximately $278.1 million, compared to sales of $257.6 million for the corresponding period of 2015. This improvement was largely the result of increased sales of our stand-alone devices (particularly our diagnostic guide wire product line, tubing product line and hydrophilic guide wire product line) and our catheters. The introduction of the HeROGraft product in the first quarter of 2016 also contributed to the increase in sales in the cardiovascular segment for the periods presented. The decrease in sales of inflation devices for the periods presented was primarily due to reduced sales to a large OEM customer and two large distributors.

Our endoscopy sales increased 4.8% for the three months ended June 30, 2016, on sales of approximately $5.5 million, when compared to sales for the corresponding period of 2015 of approximately $5.3 million. Our endoscopy sales increased 9.6% for the six months ended June 30, 2016, on sales of approximately $11.1 million, when compared to sales for the corresponding period of 2015 of approximately $10.1 million. This increase was primarily related to an increase in sales of our EndoMAXX™ fully covered esophageal stent, as well as related to the introduction of our Elation® Balloon Dilator.

Gross Profit. Gross profit as a percentage of sales increased to 44.3% for the three months ended June 30, 2016, compared to 44.1% for the corresponding period of 2015. Gross profit as a percentage of sales increased to 43.9% for the six months ended June 30, 2016, compared to 43.4% for the six months ended June 30, 2015. The increase in gross margin for the periods presented was primarily related to the increased focus on higher margin products and the suspension of the medical device tax in the United States.

Operating Expenses. Selling, general and administrative ("SG&A") expenses increased approximately $4.3 million, or 11.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a percentage of sales, SG&A expenses increased to 28.9% of sales for the three months ended June 30, 2016, compared to 28.5% of sales for the three months ended June 30, 2015. For the six months ended June 30, 2016, SG&A expenses as a percentage of sales increased to 29.5%, compared to 28.5% for the six months ended June 30, 2015. The increase in SG&A expense in both periods was primarily related to increased acquisition costs, severance expenses and foreign market expansion costs, which were partially offset by decreases of approximately $262,000 for the three months ended June 30, 2016 and approximately $780,000 for the six months ended June 30, 2016 in our foreign currency-denominated SG&A expense, which in turn was due primarily to the strengthening of the U.S. Dollar against the Euro during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2016.

Research and Development Expenses. Research and development ("R&D") expenses were 7.6% of sales for the three months ended June 30, 2016, compared to 6.7% of sales for the three months ended June 30, 2015. Research and development expenses were 7.6% of sales for the six months ended June 30, 2016, compared to 7.1% of sales for the six months ended June 30, 2015. The increase in both periods was largely due to hiring of additional research and development personnel to support various new product developments.

Operating Income. The following table sets forth our operating income by business segment for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Income
Cardiovascular	10,880	11,258	17,529	19,327
Endoscopy	701	984	1,759	1,619
Total operating income	11,581	12,242	19,288	20,946

Cardiovascular Operating Income. During the three months ended June 30, 2016, we reported income from operations of approximately $10.9 million from our cardiovascular business segment, compared to income from operations from this segment of approximately $11.3 million for the corresponding period of 2015. The decrease in operating income in our cardiovascular segment was primarily the result of increased SG&A expenses relating to increased acquisition costs and increased R&D expenses, which were partially offset by a decrease of approximately $262,000 for the three months ended June 30, 2016 in our foreign currency-denominated SG&A expense, due primarily to the strengthening of the U.S. Dollar against the Euro during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

During the six months ended June 30, 2016, we reported income from operations of approximately $17.5 million from our cardiovascular business segment, compared to income from operations from this segment of approximately $19.3 million for the corresponding period of 2015. The decrease in operating income in our cardiovascular segment was primarily the result of increased SG&A expenses relating to increased acquisition costs and increased R&D expenses, which were partially offset by a decrease of approximately $780,000 for the six months ended June 30, 2016 in our foreign currency-denominated SG&A expense, due primarily to the strengthening of the U.S. Dollar against the Euro during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Endoscopy Operating Income. During the three months ended June 30, 2016, we reported income from operations of approximately $701,000 from our endoscopy business segment, compared to income from operations from this segment of approximately $984,000 for the corresponding period of 2015. The decrease in operating income in our endoscopy segment was primarily the result of higher SG&A and R&D expenses as a percentage of sales.

During the six months ended June 30, 2016, we reported income from operations of approximately $1.8 million from our endoscopy business segment, compared to income from operations from this segment of approximately $1.6 million for the corresponding period of 2015. The increase in operating income in our endoscopy segment was primarily the result of higher sales and gross profits, as well as SG&A expenses as a percentage of sales.

Other Expense - Net. Other expense, net, for the three months ended June 30, 2016 was approximately $1.7 million, compared to other expense, net, of approximately $1.7 million for the corresponding period of 2015. Other expense, net, for the six months ended June 30, 2016 was approximately $3.5 million, compared to other expense, net, of approximately $3.0 million for the corresponding period of 2015. The increase in other expense was principally the result of losses on changes in foreign exchange rates.

Income Taxes. Our overall effective tax rate for the three months ended June 30, 2016 and 2015 was 26.1% and 29.7%, respectively, which resulted in a provision for income taxes of $2.6 million and $3.1 million, respectively. Our overall effective tax rate for the six months ended June 30, 2016 and 2015 was 26.2% and 30.1%, respectively, which resulted in a provision for income taxes of $4.1 million and $5.4 million, respectively. The decrease in the effective income tax rate for both periods was due primarily to the reinstatement of the federal research and development credit and a higher mix of earnings from our foreign operations, which are generally taxed at lower rates than our U.S. operations.

Net Income. During the three months ended June 30, 2016, we reported net income of $7.3 million, a decrease of approximately 1.5% from $7.4 million for the corresponding period of 2015. During the six months ended June 30, 2016, we reported net income of $11.6 million, a decrease of approximately 7.4% from $12.6 million for the corresponding period of 2015.The decrease in net income was primarily due to higher operating expenses and research and development expenses as a percentage of sales and losses resulting from changes in foreign exchange rates, and was partially offset by higher gross margins and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments and Contractual Obligations

Our working capital as of June 30, 2016 and December 31, 2015 was approximately $134.9 million and $116.1 million, respectively. The increase in working capital as of June 30, 2016 compared to December 31, 2015 was primarily the result of increases in cash, trade receivables, and inventories, as well as a decrease in trade payables, which were partially offset by an increase in accrued expenses and a decrease in other receivables. As of June 30, 2016, we had a current ratio of 2.59 to 1.

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $10.5 million and $4.2 million respectively, of which $9.2 million and $3.7 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $2.0 million and $1.7 million, respectively, held by our subsidiary in China.

During the six months ended June 30, 2016, our inventory balance increased approximately $3.9 million, from approximately $106.0 million at December 31, 2015 to approximately $109.9 million at June 30, 2016. The increase in the inventory balance was due to several factors, including our acquisition of the HeROGraft device and increases in raw materials and work in process, as well as the launch of our direct sales activities in Canada, and was partially offset by a decrease in our finished good inventory as a result of increased sales. The trailing twelve months inventory turns as of June 30, 2016 decreased to 3.09, compared to 3.30 as of June 30, 2015.
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

The Credit Agreement contains customary covenants, representations and warranties and other terms customary for revolving credit loans of this nature. In this regard, the Credit Agreement requires us to not, among other things, (a) permit the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be greater than 4.75 to 1 through the end of 2013, no more than 4.00 to 1 as of the fiscal quarter ending March 31, 2014, no more than 3.75 to 1 as of the fiscal quarter ending June 30, 2014, no more than 3.50 to 1 as of the fiscal quarter ending September 30, 2014, no more than 3.25 to 1 as of the fiscal quarter ending December

31, 2014, no more than 3.00 to 1 as of any fiscal quarter ending during 2015, and no more than 3.25 to 1 as of any fiscal quarter ending thereafter; (b) for any period of four consecutive fiscal quarters, permit the ratio of Consolidated EBITDA (as defined in the Credit Agreement and subject to certain adjustments) to Consolidated Fixed Charges (as defined in the Credit Agreement) to be less than 1.75 to 1; (c) subject to certain adjustments, permit Consolidated Net Income (as defined in the Credit Agreement) for certain periods to be less than $0; or (d) subject to certain conditions and adjustments, permit the aggregate amount of all Facility Capital Expenditures (as defined in the Credit Agreement) in any fiscal year beginning in 2013 to exceed $30 million. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the incurrence of indebtedness, the creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, the repurchase or redemption of equity interests and debt, the issuance of equity, the payment of dividends and certain distributions, the entrance into related party transactions and other provisions customary in similar types of agreements. As of June 30, 2016, we were in compliance with all covenants set forth in the Credit Agreement.

As of June 30, 2016, we had outstanding borrowings of approximately $231.7 million under the Credit Agreement, with available borrowings of approximately $53.2 million, based on the leverage ratio in the terms of the Credit Agreement. Our interest rate as of June 30, 2016 was a fixed rate of 2.48% on $133.8 million as a result of an interest rate swap (see Note 10), a variable floating rate of 2.16% on approximately $98.0 million. Our interest rate as of December 31, 2015 was a fixed rate of 2.48% on $135.0 million as a result of an interest rate swap, variable floating rate of 1.74% on $65.8 million and a variable floating rate of 2.12% on approximately $6.8 million.

Cash used in investing activities was approximately $43.9 million for the six months ended June 30, 2016, compared to approximately $26.5 million for the six months ended June 30, 2015, an increase of approximately $17.5 million. This increase was primarily a result of more cash paid for acquisitions during the six months ended June 30, 2016 compared to the six months ended June 30, 2105, principally the $18.5 million paid in the acquisition of the HeROGraft device and other related assets from CryoLife, Inc. (see Note 5 of the condensed notes to our consolidated financial statements). Capital expenditures for property and equipment were approximately $21.2 million and $25.4 million, respectively, for the six-month periods ended June 30, 2016 and 2015, a decrease of approximately $4.1 million.

Cash provided by financing activities for the six-month period ended June 30, 2016 was approximately $24.7 million, compared to cash used in financing actives of approximately $9.0 million for the six-month period ended ended June 30, 2015, a change of approximately $33.7 million. This change was primarily the result of increased debt financing related to acquisitions, principally our acquisition of the HeROGraft device and other related assets, as well as reduced proceeds from the issuance of common stock, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

We currently believe that our existing cash balances, anticipated future cash flows from operations, equipment financing and borrowings under the Credit Agreement, as amended and restated, will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future.

On July 6, 2016, we acquired DFINE, Inc., a medical device company headquartered in San Jose, California ("DFINE"), in a merger transaction through which DFINE became our wholly-owned subsidiary. The total merger consideration we paid in the transaction was approximately $97.5 million, which amount includes certain indebtedness and is subject to a working capital adjustment. We are currently evaluating the accounting treatment of this purchase, as well as performing the valuation of the assets acquired and the related purchase price allocation.

In connection with the transactions contemplated by the DFINE acquisition referenced above, we entered into a Second Amended and Restated Credit Agreement, dated July 6, 2016 (the “Second Amended Credit Agreement”), with the lenders who are or may become party thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association, as administrative agent (the “Agent”), swingline lender and a Lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. The Second Amended Credit Agreement amends and restates in its entirety our previously outstanding Amended and Restated Credit Agreement and all amendments thereto. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Second Amended Credit Agreement as Lenders. Pursuant to the terms of the Second Amended Credit Agreement, the Lenders have agreed to make a term loan in the amount of $150.0 million and revolving credit loans up to an aggregate amount of $275.0 million, of which $25.0 million will be reserved to making swingline loans from time to time. See “The agreements and instruments governing our long-term debt contain restrictions, limitations and default remedies that could significantly affect our ability to operate our business, our liquidity and our ability to continue as a going concern.” set forth in Part II, Item 1A “Risk Factors” below.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2015, 2014 and 2013, we recorded obsolescence expense of approximately $2.8 million, $2.3 million, and $2.7 million, respectively, and wrote off approximately $2.5 million, $2.4 million, and $2.8 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2016 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk. Our principal market risk relates to changes in the value of the Euro (EUR), Chinese Yuan Renminbi (CNY), and British Pound (GBP) relative to the value of the U.S. Dollar (USD). We also have a limited market risk relating to the Hong Kong Dollar (HKD), Mexican Peso (MXN), Australian Dollar (AUD), Canadian Dollar (CAD), Brazilian Real (BRL), and the Swedish and Danish Kroner. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended June 30, 2016, a portion of our revenues (approximately $39.6 million, representing approximately 26% of our aggregate revenues), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. A strengthening U.S. dollar against the Euro of 10% would increase net income by approximately $3.0 million dollars on an annual basis. Conversely, a weakening U.S. dollar against the Euro of 10% would decrease net income by approximately $3.0 million dollars on an annual basis. A strengthening U.S. dollar against the CNY of 10% would decrease net income by approximately $4.0 million dollars on an annual basis. Conversely, a weakening U.S. dollar against the CNY of 10% would increase net income by approximately $4.0 million dollars on an annual basis. During the three-month period ended June 30, 2016, exchange rate fluctuations of foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $638,000, or 0.4%, and a decrease of 1.1% in gross profit, primarily as a result of unfavorable impacts to revenue due to sales denominated in CNY, GBP, and BRL, partially offset by favorable impacts due to increases in Irish manufacturing costs denominated in EUR.

We forecast our net exposure to various currencies and enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2016, we had entered into the following foreign currency forward contracts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	835
British Pound	GBP	592
Chinese Yuan Renminbi	CNY	56,250
Mexican Peso	MXN	30,000
Brazilian Real	BRL	3,600
Australian Dollar	AUD	1,900
Hong Kong Dollar	HKD	11,000
Canadian Dollar	CAD	1,900

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

The effect on our consolidated statements of income for the three-month periods ended June 30, 2016 and June 30, 2015 of all forward contracts, and the fair value of our open positions at June 30, 2016, were not material.

Interest Rate Risk. As discussed in Note 9 to our consolidated financial statements, as of June 30, 2016, we had outstanding borrowings of approximately $231.7 million under the Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of June 30, 2016, a notional amount of $133.8 million remained on the interest rate swap agreement, which expires on December 19, 2017. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $980,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

The risk factors identified in Part I, Item 1A of the Form 10-K are supplemented by the following additional risk factors:

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

The agreements and instruments governing our long-term debt contain restrictions, limitations and default remedies that could significantly affect our ability to operate our business, our liquidity and our ability to continue as a going concern.

We entered into the Second Amended Credit Agreement with certain lenders and Wells Fargo Bank, National Association as administrative agent, in connection with our acquisition by merger of DFINE. The Second Amended Credit Agreement contains a number of significant covenants that could limit or restrict our ability to operate our business, our liquidity or our results of operations.  These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity, payment of dividends and certain distributions, and entry into related party transactions.

We have pledged substantially all of our assets as collateral for the Second Amended Credit Agreement. Our breach of any covenant in the Second Amended Credit Agreement, not otherwise cured, waived or amended, could result in a default under the Second Amended Credit Agreement and could trigger acceleration of underlying obligations. The administrative agent and lenders under the Second Amended Credit Agreement have available to them the remedies typically available to lenders and secured parties, including the ability to foreclose on the collateral we have pledged. Any default under the Second Amended Credit Agreement would at a minimum harm ability to service our debt and to fund our prospective capital expenditures and ongoing operations. It could lead to an acceleration of indebtedness and foreclosure on our assets.

The Second Amended Credit Agreement provides for a total potential borrowing base of $425.0 million, which is $100.0 million more than the aggregate amount we were permitted to borrow under our prior Credit Agreement. As a result of this increase in indebtedness, it may be more difficult for us to comply with leverage ratios and other restrictive covenants. We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payments obligations associated with this increased indebtedness.

The integration of the DFINE business into our existing business will present significant challenges, which may harm our operations.

We may be unable to realize anticipated benefits, and may experience losses, in connection with our acquisition of DFINE. Prior to the acquisition, DFINE was not profitable or cash flow positive. In an effort to make the DFINE operations accretive to our results of operations, we plan to reduce the number of employees at DFINE, have our existing employees assume certain sales and other functions and consolidate a significant portion of the manufacturing activities related to the DFINE products, all without losing important supplier or customer relationships or experiencing a reduction in product quality. We also need to retain and integrate certain key employees and suppliers that are important for the continuation and success of the DFINE business. Although we anticipate delays, the loss of certain employees, suppliers or customers, culture clashes, unbudgeted costs and other issues at certain levels, we may experience any or all of such problems at levels that are more severe or more prolonged than anticipated. In addition, we may experience problems that can be associated with any acquisition in our industry, such as regulatory, infringement, product liability, discrimination or other legal claims or issues. If any such problems or issues arise, we may lose all or part of our investment in DFINE or fail to realize anticipated benefits.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Merit, MMS Transaction Co., a wholly-owned subsidiary of Merit, DFine Inc., certain preferred stockholders and Shareholder Representative Services LLC as a stockholder representative*

10.1	Second Amended and Restated Credit Agreement dated July 6, 2016 with the Lenders party thereto and Wells Fargo Bank, National Association

10.2
Form of Indemnification Agreement, dated June 13, 2016, between the Company and each of the following individuals: Fred P. Lampropoulos, Kent W. Stanger, Nolan E. Karras, A. Scott Anderson, Richard W. Edelman, Franklin J. Miller, M.D., Michael E. Stillabower, M.D., F. Ann Millner, Ed. D., Bernard J. Birkett, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd**

10.3
Form of Employment Agreement, dated May 26, 2016 between the Company and each of the following individuals: Bernard J. Birkett, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd**

10.4	Employment Agreement, dated May 26, 2016 between the Company and Fred P. Lampropoulos**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

___________________________________
* Certain portions of this exhibit have been omitted pursuant to Rule 24b-z and are subject to a confidential treatment request.

** Management compensation agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 8, 2016	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 8, 2016	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER