Form 10-Q/A
period 2016-06-30
MERIT MEDICAL SYSTEMS INC
filed 2016-09-02
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Merit Medical Systems Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission (the “Form 10-Q”) is to add Exhibit C - Fees of Escrow Agent of Exhibit C to Exhibit 2.1 and to add Exhibit E - Distribution Agent Agreement to Exhibit 2.1, which portions of Exhibit 2.1 were inadvertently omitted from the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Merit, MMS Transaction Co., a wholly-owned subsidiary of Merit, DFine Inc., certain preferred stockholders and Shareholder Representative Services LLC as a stockholder representative*

10.1	Second Amended and Restated Credit Agreement dated July 6, 2016 with the Lenders party thereto and Wells Fargo Bank, National Association**

10.2
Form of Indemnification Agreement, dated June 13, 2016, between the Company and each of the following individuals: Fred P. Lampropoulos, Kent W. Stanger, Nolan E. Karras, A. Scott Anderson, Richard W. Edelman, Franklin J. Miller, M.D., Michael E. Stillabower, M.D., F. Ann Millner, Ed. D., Bernard J. Birkett, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd**#

10.3
Form of Employment Agreement, dated May 26, 2016 between the Company and each of the following individuals: Bernard J. Birkett, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd**#

10.4	Employment Agreement, dated May 26, 2016 between the Company and Fred P. Lampropoulos**#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements**

___________________________________
* Previously filed with Form 10-Q filed August 8, 2016. Exhibit 2.1, previously filed, is hereby supplemented by the materials filed herewith. Certain portions of this exhibit have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.

** Previously filed with Form 10-Q filed August 8, 2016.

# Indicates management contract or compensatory plan or arrangement.

† Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: September 2, 2016	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER