Form 10-Q
period 2017-03-31
MERIT MEDICAL SYSTEMS INC
filed 2017-05-10
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	49,916,915
Title or class	Number of Shares Outstanding at May 5, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2017 AND DECEMBER 31, 2016 (In thousands)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$26,464	$19,171
Trade receivables — net of allowance for uncollectible accounts — 2017 — $1,437 and 2016 — $1,587	95,252	80,521
Employee receivables	161	198
Other receivables	4,902	5,445
Inventories	134,310	120,695
Prepaid expenses and other assets	7,778	6,226
Prepaid income taxes	2,604	2,525
Deferred income tax assets	—	8,219
Income tax refund receivables	680	423

Total current assets	272,151	243,423

PROPERTY AND EQUIPMENT:
Land and land improvements	19,454	19,379
Buildings	141,065	139,119
Manufacturing equipment	186,323	178,110
Furniture and fixtures	45,302	43,433
Leasehold improvements	30,633	30,413
Construction-in-progress	29,259	28,180

Total property and equipment	452,036	438,634

Less accumulated depreciation	(168,652)	(162,061)

Property and equipment — net	283,384	276,573

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2017 — $57,373 and 2016 — $52,843	156,414	135,358
Other — net of accumulated amortization — 2017 — $31,459 and 2016 — $30,048	52,176	47,339
Goodwill	219,911	211,927
Deferred income tax assets	2,047	171
Other assets	29,098	28,012

Total other assets	459,646	422,807

TOTAL	$1,015,181	$942,803

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2017 AND DECEMBER 31, 2016 (In thousands)

	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$32,625	$30,619
Accrued expenses	52,875	44,947
Current portion of long-term debt	16,998	10,000
Advances from employees	479	572
Income taxes payable	2,120	2,193

Total current liabilities	105,097	88,331

LONG-TERM DEBT	220,408	314,373

DEFERRED INCOME TAX LIABILITIES	20,482	25,981

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	438	438

DEFERRED COMPENSATION PAYABLE	9,399	9,211

DEFERRED CREDITS	2,510	2,550

OTHER LONG-TERM OBLIGATIONS	4,505	3,730

Total liabilities	362,839	444,614

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued
Common stock, no par value; shares authorized — 100,000; issued and outstanding as of March 31, 2017 - 49,891 and December 31, 2016 - 44,645	344,497	206,186
Retained earnings	308,688	293,885
Accumulated other comprehensive loss	(843)	(1,882)

Total stockholders’ equity	652,342	498,189

TOTAL	$1,015,181	$942,803

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (In thousands, except per share amounts - unaudited)

	Three Months Ended March 31,
	2017	2016
NET SALES	$171,069	$138,077

COST OF SALES	95,127	77,977

GROSS PROFIT	75,942	60,100

OPERATING EXPENSES:
Selling, general and administrative	57,771	41,704
Research and development	12,525	10,588
Contingent consideration expense	37	102

Total operating expenses	70,333	52,394

INCOME FROM OPERATIONS	5,609	7,706

OTHER INCOME (EXPENSE):
Interest income	83	9
Interest expense	(2,706)	(1,329)
Gain on bargain purchase	12,243	—
Other income (expense) — net	264	(480)

Other income (expense) — net	9,884	(1,800)

INCOME BEFORE INCOME TAXES	15,493	5,906

INCOME TAX EXPENSE	690	1,555

NET INCOME	$14,803	$4,351

EARNINGS PER COMMON SHARE:
Basic	$0.33	$0.10

Diluted	$0.32	$0.10

AVERAGE COMMON SHARES:
Basic	44,830	44,275

Diluted	45,820	44,579

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (In thousands - unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$14,803	$4,351
Other comprehensive income (loss):
Cash Flow Hedges	837	(729)
Less income tax benefit (expense)	(326)	284
Foreign currency translation adjustment	780	1,228
Less income tax benefit (expense)	(252)	(90)
Total other comprehensive income	1,039	693
Total comprehensive income	15,842	5,044

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (In thousands - unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,803	$4,351

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,759	9,705
Gain on bargain purchase	(12,243)	—
Losses on sales and/or abandonment of property and equipment	212	29
Write-off of patents and intangible assets	18	—
Amortization of deferred credits	(40)	(43)
Amortization of long-term debt issuance costs	171	257
Deferred income taxes	(387)	170
Excess tax benefits from stock-based compensation	—	3
Stock-based compensation expense	577	624
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(5,757)	(835)
Employee receivables	36	(43)
Other receivables	374	1,367
Inventories	844	(2,272)
Prepaid expenses and other assets	229	(498)
Prepaid income taxes	(89)	(38)
Income tax refund receivables	(350)	424
Other assets	(1,172)	109
Trade payables	1,039	2,400
Accrued expenses	3,285	(3,936)
Advances from employees	(86)	(388)
Income taxes payable	(22)	578
Deferred compensation payable	187	(305)
Other long-term obligations	790	(76)

Total adjustments	375	7,232

Net cash provided by operating activities	15,178	11,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(10,178)	(10,991)
Intangible assets	(668)	(482)
Proceeds from sale of cost method investment	—	1,089
Proceeds from the sale of property and equipment	3	—
Cash paid in acquisitions, net of cash acquired	(47,461)	(21,500)

Net cash used in investing activities	(58,304)	(31,884)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (In thousands - unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$138,569	$557
Payment of offering costs related to issuance of common stock	(833)	—
Proceeds from issuance of long-term debt	83,723	55,184
Payments on long-term debt	(170,723)	(34,376)
Excess tax benefits from stock-based compensation	—	(3)
Contingent payments related to acquisitions	(15)	(167)

Net cash provided by financing activities	50,721	21,195

EFFECT OF EXCHANGE RATES ON CASH	(302)	91

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,293	985

CASH AND CASH EQUIVALENTS:
Beginning of period	19,171	4,177

End of period	$26,464	$5,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $119 and $91, respectively)	$2,743	$1,378

Income taxes	$1,571	$428

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$756	$1,584

Contingent receivable in exchange for sale of cost method investment	$—	$681

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2017 and 2016 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2017 and December 31, 2016, and our results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2016 Form 10-K") for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2017.

2. Inventories. Inventories at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$69,130	$63,852
Work-in-process	15,724	11,008
Raw materials	49,456	45,835

Total	$134,310	$120,695

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$96	$123
Research and development	52	42
Selling, general, and administrative	429	459
Stock-based compensation expense before taxes	$577	$624

As of March 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $7.2 million and is expected to be recognized over a weighted average period of 3.19 years.

During the three-month period ended March 31, 2017, we did not grant any new stock-based awards. During the three-month period ended March 31, 2016, we granted stock-based awards representing 563,500 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the three-month period ended March 31, 2016, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Three months ended
March 31, 2016
Risk-free interest rate	1.4%
Expected option life	5.0 years
Expected dividend yield	—%
Expected price volatility	37.06%

For the purpose of the foregoing analysis, the average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Three-month period ended March 31, 2017:
Basic EPS	$14,803	44,830	$0.33
Effect of dilutive stock options and warrants		990

Diluted EPS	$14,803	45,820	$0.32

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		96

Three-month period ended March 31, 2016:
Basic EPS	$4,351	44,275	$0.10
Effect of dilutive stock options and warrants		304

Diluted EPS	$4,351	44,579	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		978

5. Acquisitions. On January 31, 2017, we signed a purchase agreement with Argon Medical Devices, Inc. ("Argon") to acquire Argon’s critical care business including a manufacturing facility in Yishun, Singapore, the related commercial operations in Europe and Japan, and certain inventories and intellectual property rights within the United States. We made an initial payment of approximately $10.9 million which is subject to a working capital adjustment. We accounted for the acquisition as a business combination.

Acquisition-related costs associated with the Argon acquisition during the three-month period ended March 31, 2017, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of income, were approximately $1.1 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three-month period ended March 31, 2017, our net sales of Argon products were approximately $7.2 million. It is not practical to separately report the earnings related to the Argon acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

The assets and liabilities in the initial purchase price allocation for the Argon acquisition are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The following table summarizes the preliminary purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed (in thousands):

Assets Acquired
Cash and cash equivalents	$1,436
Trade receivables	8,351
Inventories	12,217
Prepaid expenses	1,275
Property and equipment	2,667
Deferred tax assets	184
Intangibles
Developed technology	2,600
Customer lists	1,300
Trademarks	1,500
Total assets acquired	31,530

Liabilities Assumed
Trade payables	(2,306)
Accrued expenses	(5,083)
Income taxes payable	(2)
Deferred income tax liabilities	(999)
Total liabilities assumed	(8,390)

Total net assets acquired	23,140
Gain on bargain purchase	(12,243)
Total purchase price	$10,897

With respect to the Argon assets, we are amortizing developed technology over seven years and customer lists on an accelerated basis over five years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of five years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 6.0 years.

The total fair value of the net assets acquired from Argon, including identifiable intangible assets, exceeded the purchase price resulting in a gain on bargain purchase which was recorded within other income (expense) in our consolidated statements of income for the three-month period ended March 31, 2017. We believe the reason for the provisional gain on bargain purchase was a result of the divestiture of a non-strategic, slow growth critical care business for Argon. It is our understanding that the divestiture allows Argon to focus on its higher growth interventional portfolio. Given the circumstances of this acquisition, which closed during the first quarter, as well as the complexity of the transaction, the entire purchase price allocation disclosed herein (as well as the gain on bargain purchase) is considered provisional at this time and subject to adjustment to reflect information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date. We are currently reassessing whether we have correctly identified all the assets acquired and the liabilities assumed, and the measurement period remains open.

On January 31, 2017, we acquired substantially all the assets, including intellectual property covered by approximately 40 patents and pending applications, and assumed certain liabilities, of Catheter Connections, Inc. (“Catheter Connections”), in exchange for payment of $38 million, which is subject to a working capital adjustment. Catheter Connections, which is based in Salt Lake City, Utah, developed and marketed the DualCap® System, an innovative family of disinfecting products designed to protect patients from intravenous infections resulting from infusion therapy. We accounted for this acquisition as a business combination.

Acquisition-related costs associated with the Catheter Connections acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three-month period ended March 31, 2017, our net sales of the products acquired from Catheter Connections were approximately $1.8 million. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$952
Inventories	2,244
Prepaid expenses and other current assets	181
Property and equipment	1,472
Intangibles
Developed technology	22,900
Customer lists	100
Trademarks	2,900
Goodwill	7,612
Total assets acquired	38,361

Liabilities Assumed
Trade payables	(338)
Accrued expenses	(23)
Total liabilities assumed	(361)

Net assets acquired	$38,000

We are amortizing the developed technology asset over 12 years, the related trademarks over 10 years, and the associated customer list over eight years. We have estimated the weighted average life of the intangible Catheter Connections assets acquired to be approximately 11.8 years.

On July 6, 2016, we acquired all the issued and outstanding shares of DFINE Inc. ("DFINE"). The DFINE acquisition added a line of vertebral augmentation products for the treatment of vertebral compression fractures ("VCF") as well as medical devices used to treat metastatic spine tumors. We made an initial payment of $97.5 million to certain DFINE stockholders on July 6, 2016 and paid approximately $578,000 related to a net working capital adjustment subject to review by Merit and the preferred stockholders of DFINE. We accounted for the acquisition as a business combination. In the three-month period ended December 31, 2016, we negotiated the final net working capital adjustment resulting in a reduction to the purchase price of approximately $1.1 million. As a result, we recorded measurement period adjustments to reduce inventories by approximately $89,000, reduce property and equipment by approximately $109,000, reduce goodwill by approximately $1.2 million, reduce accrued expenses by approximately $407,000 and increase the associated deferred tax liabilities by approximately $113,000. Under GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no impact to reported earnings in connection with these measurement period adjustments.

Acquisition-related costs associated with the DFINE acquisition during the year ended December 31, 2016, which were included in selling, general, and administrative expenses in the consolidated statements of income included in the 2016 Form 10-K, were approximately $1.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2016, our net sales of DFINE products were approximately $13.5 million. It is not practical to separately report the earnings related to the DFINE acquisition, as we cannot split out sales costs related solely to the DFINE products, principally because our sales representatives sell multiple products (including DFINE products) in the cardiovascular business segment.

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

The gross amount of trade receivables we acquired in the DFINE acquisition was approximately $4.3 million, of which approximately $224,000 was expected to be uncollectible or returned. With respect to the DFINE assets, we are amortizing developed technology over fifteen years and customer lists on an accelerated basis over nine years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of fifteen years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 14.8 years.

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

We are amortizing the developed HeRO Graft technology asset over ten years, the related trademarks over 5.5 years, and the associated customer lists over 12 years. We have estimated the weighted average life of the intangible HeRO Graft assets acquired to be approximately 9.82 years. Acquisition-related costs related to the HeRO Graft device and other related assets during the year ended December 31, 2016, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2016 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2016, our net sales of the products acquired from CryoLife were approximately $7.1 million. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the HeRO Graft device) in the cardiovascular business segment.

The following table summarizes our consolidated results of operations for the three-month periods ended March 31, 2017 and 2016, as well as unaudited pro forma consolidated results of operations as though the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care business had occurred on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	As Reported	Pro Forma	As Reported	Pro Forma
Net Sales	$171,069	$173,829	$138,077	$156,390
Net Income	14,803	1,725	4,351	12,281
Earnings per common share:
Basic	$0.33	$0.04	$0.10	$0.28
Diluted	$0.32	$0.04	$0.10	$0.28

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, interest expense on long-term debt and changes in the timing of the recognition of the gain on bargain purchase. The pro forma information should not be considered indicative of actual results that would have been achieved if the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care business had occurred on January 1, 2016, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Catheter Connections or HeRO Graft acquisitions as we do not deem the pro forma effect of these transactions to be material.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2017, and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales
Cardiovascular	$164,787	$132,544
Endoscopy	6,282	5,533
Total net sales	171,069	138,077

Operating income
Cardiovascular	4,004	6,648
Endoscopy	1,605	1,058
Total operating income	5,609	7,706

7. Recently Issued Financial Accounting Standards. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under these amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted ASU 2017-04 effective January 1, 2017 on a prospective basis, and it did not have a material impact on our consolidated financial statements for the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. We adopted ASU 2017-04 effective January 1, 2017 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018. We are currently evaluating the anticipated impact of adopting ASU 2016-16 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires companies to record excess tax benefits and deficiencies in income rather than the current requirement to record them through equity. ASU 2016-09 also allows companies the option to recognize forfeitures of share-based awards when they occur rather than the current requirement to make an estimate upon the grant of the awards. We adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. The implementation of ASU 2016-09 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-of-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact that ASU 2016-02 is anticipated to have on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. We adopted ASU 2015-17 effective January 1, 2017 on a prospective basis and did not reclassify presentation of prior year balances. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2017.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11 which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The implementation of ASU 2015-11 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2017.

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

8. Income Taxes. Our overall effective tax rate for the three months ended March 31, 2017 and 2016 was 4.5% and 26.3%, respectively, which resulted in a provision for income taxes of approximately $690,000 and $1.6 million, respectively. The decrease in the effective income tax rate for the first quarter of 2017, when compared to the first quarter of 2016, was due primarily to the nontaxable gain on the bargain purchase recorded in connection with the acquisition of the critical care division of Argon.

9. Revolving Credit Facility and Long-term Debt. Our outstanding debt obligations as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
2016 Term loan	$92,500	$145,000
2016 Revolving credit loans	138,500	180,000
2017 Debt facility	6,998	—
Less debt issuance costs	(592)	(627)
Total long-term debt	237,406	324,373
Less current portion	16,998	10,000
Long-term portion	$220,408	$314,373

2017 Debt Facility

On February 23, 2017, we entered into a loan agreement with HSBC Bank, whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at the Company's option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. Our interest rate as of March 31, 2017 was a variable rate of 2.06%.

2016 Term Loan and Revolving Credit Loans

On July 6, 2016, we entered into a Second Amended and Restated Credit Agreement (as amended to date, the “Second Amended Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Second Amended Credit Agreement as lenders. The Second Amended Credit Agreement amends and restates in its entirety Merit’s previously outstanding Amended and Restated Credit Agreement and all amendments thereto. The Second Amended Credit Agreement was amended on September 28, 2016 to allow for a new revolving credit loan to our wholly-owned subsidiary and on March 20, 2017 to allow flexibility in how we apply net proceeds received from equity issuances to prepay outstanding indebtedness.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of March 31, 2017, we had outstanding borrowings of approximately $231.0 million under the Second Amended Credit Agreement, with available borrowings of approximately $136.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2017 was a fixed rate of 3.12% on $46.3 million and a fixed rate of 2.98% on $128.8 million as a result of interest rate swaps (see Note 10), and a variable floating rate of 2.98% on $56.0 million. Our interest rate as of December 31, 2016 was a fixed rate of 3.12% on $45.0 million and 2.98% on $130.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on approximately $150.0 million.

Future Payments

Future minimum principal payments on our long-term debt as of March 31, 2017, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2017	7,500
2018	19,498
2019	15,000
2020	17,500
2021	178,500
Total future minimum principal payments	$237,998

10. Derivatives

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

At March 31, 2017 and 2016, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at March 31, 2017 was an asset of approximately $5.4 million, which was partially offset by approximately $2.1 million in deferred taxes. The fair value of our interest rate swap at December 31, 2016 was an asset of approximately $5.0 million, which was offset by approximately $1.9 million in deferred taxes.

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in Euros, British Pounds, Chinese Yuan Renminbi, Mexican Pesos, Brazilian Reals, Australian Dollars, Hong Kong Dollars, Swiss Francs, Swedish Krona, Canadian Dollars, Singapore Dollars, Japanese Yen, Korean Won, and Danish Krone. Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. We do not use derivative financial instruments for trading or speculative purposes. We are not subject to any credit risk contingent features related to our derivative contracts, and counterparty risk is managed by allocating derivative contracts among several major financial institutions.

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness, are recognized in earnings during the current period. We enter into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the associated foreign currencies.

We enter into approximately 100 cash flow foreign currency hedges every month. As of March 31, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	9,635
Swiss Franc	CHF	1,568
Danish Krone	DKK	9,895
British Pound	GBP	3,600
Mexican Peso	MXN	88,825
Swedish Krona	SEK	15,100

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of March 31, 2017, we had entered into foreign currency forward contracts related to those balance sheet accounts with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	23,215
British Pound	GBP	824
Chinese Yuan Renminbi	CNY	40,300
Mexican Peso	MXN	14,374
Brazilian Real	BRL	3,700
Australian Dollar	AUD	4,742
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	240
Swedish Krona	SEK	3,561
Canadian Dollar	CAD	1,320
Singapore Dollar	SGD	3,900
Japanese Yen	JPY	106,000
South Korean Won	KRW	1,500,000

Balance Sheet Presentation of Derivatives. As of March 31, 2017 and December 31, 2016, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis is as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Assets
Interest rate swaps	Prepaid expenses and other assets (current)	$334	N/A
Interest rate swaps	Other assets (long-term)	5,042	Other assets (long-term)	$4,991
Foreign currency forward contracts	Prepaid expenses and other assets (current)	298	Prepaid expenses and other assets	116
Foreign currency forward contracts	Other assets (long-term)	88	Other assets (long-term)	18

(Liabilities)
Foreign currency forward contracts	Accrued Expenses (current)	$(119)	Accrued Expenses	$(275)
Foreign currency forward contracts	Other long-term obligations	(17)	Other long-term obligations	(18)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets (current)	$134	Prepaid expenses and other assets (current)	$220
(Liabilities)
Foreign currency forward contracts	Accrued Expenses (current)	(340)	Accrued Expenses (current)	(171)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Three months ended March 31,			Three months ended March 31,
	2017	2016		2017	2016
Derivative instrument			Location in statements of income
Interest rate swaps	$385	$(729)	Interest Expense	$(104)	$(245)

Foreign currency forward contracts	388	—	Revenue	1	—
			Cost of goods sold	(65)	—

The net amount recognized in earnings during the three months ended March 31, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of March 31, 2017, approximately $156,000, or $95,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2017, approximately $334,000, or $204,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three months ended March 31,
		2017	2016
Derivative Instrument	Location in statements of income
Foreign currency forward contracts	Other (expense)	$(858)	$(343)

See Note 11 for more information about our derivatives.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$5,376	$—	$5,376	$—
Foreign currency contract assets, current and long-term (2)	$520	$—	$520	$—
Foreign currency contract liabilities, current and long-term (3)	$(476)	$—	$(476)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$4,991	$—	$4,991	$—
Foreign currency contracts, current and long-term (2)	$354	$—	$354	$—
Foreign currency contract liabilities, current and long-term (3)	$(464)	$—	$(464)	$—
(1)    The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other assets (current) and other assets (long-term) in the consolidated balance sheets.
(2)    The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other assets (current) and other assets (long-term) in the consolidated balance sheets.
(3) The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses (current) or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three-month periods ended March 31, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$683	$1,024
Fair value adjustments recorded to income during the period	37	71
Contingent payments made	(15)	(167)
Ending balance	$705	$928

The recurring Level 3 measurement of our contingent consideration liabilities and contingent receivable includes the following significant unobservable inputs at March 31, 2017 and December 31, 2016 (amounts in thousands):

Contingent consideration asset or liability	Fair value at March 31, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$705	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2028

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

Contingent consideration asset or liability	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$683	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2028

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

The contingent consideration liabilities and contingent receivable are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement. A decrease in the probability of any milestone payment may result in lower fair value measurements.

Our determination of the fair value of the contingent consideration liabilities and contingent receivable could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We record any such change in fair value to operating expenses in our consolidated statements of income. As of March 31, 2017, approximately $609,000 was included in other long-term obligations and $96,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2016, approximately $595,000 was included in other long-term obligations and $88,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three-month periods ended March 31, 2017 and 2016, we had losses of approximately $18,000, and $0, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three-month period ended March 31, 2017 were as follows (in thousands):

2017
Goodwill balance at January 1	$211,927
Effect of foreign exchange	372
Additions as the result of acquisitions	7,612
Goodwill balance at March 31	$219,911

As of March 31, 2017, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of March 31, 2017 and December 31, 2016, is related to our cardiovascular segment.

Other intangible assets at March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$14,780	$(3,288)	$11,492
Distribution agreements	6,626	(3,770)	2,856
License agreements	20,745	(3,745)	17,000
Trademarks	16,786	(3,658)	13,128
Covenants not to compete	1,028	(944)	84
Customer lists	23,670	(16,054)	7,616

Total	$83,635	$(31,459)	$52,176

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$14,130	$(3,165)	$10,965
Distribution agreements	6,626	(3,527)	3,099
License agreements	20,695	(3,422)	17,273
Trademarks	12,380	(3,330)	9,050
Covenants not to compete	1,028	(936)	92
Customer lists	22,261	(15,401)	6,860
Royalty agreements	267	(267)	—

Total	$77,387	$(30,048)	$47,339

Aggregate amortization expense for the three-month periods ended March 31, 2017 and 2016 was approximately $6.2 million and $3.9 million respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2017 (in thousands):

Year Ending December 31
Remaining 2017	$18,457
2018	24,063
2019	23,702
2020	22,619
2021	16,172

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

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2017. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. We incurred approximately $4.8 million and $1.0 million in expenses in the three-month periods ended March 31, 2017 and December 31, 2016, respectively, responding to the inquiry from the U.S. Department of Justice. We expect that these expenses will be in a similar range in subsequent quarters and may potentially be higher, depending on the progress of the investigation and other factors beyond our control. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals.

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

14. Issuance of Common Stock. On March 28, 2017, we closed a public offering of 5,175,000 shares of Common Stock and received proceeds of approximately $136.5 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $833,000 in other direct cost incurred and paid by us in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding indebtedness under our Second Amended Credit Agreement (including our term loan and revolving credit loans).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Disclosure Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and our actual results will likely vary, and may vary materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.
Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

•	risks relating to product recalls and product liability claims;

•	potential restrictions on our liquidity or our ability to operate our business within the term of our current credit agreement, and the consequences of any default under that agreement;

•	risks relating to protecting our intellectual property, including possible infringement of our technology;

•
the assertion that our technology infringes the intellectual property rights of other parties, which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;

•	the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations;

•
expenditures relating to research, development, testing and regulatory approval or clearance of our products and the risk that such products may not be developed successfully or approved for commercial use;

•
greater governmental scrutiny and regulation of the medical device industry, including risks relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;

•	reforms to the 510(k) process administered by the U.S. Food and Drug Administration (the "FDA");

•	risks relating to our products being used in unapproved circumstances;

•	investigations or actions under laws targeting fraud and abuse in the healthcare industry;

•	potential for significant adverse changes in, or our failure to comply with, governing regulations;

•
failure to comply with export control laws, customs laws, sanctions laws and other laws governing our operations in the U.S. and other countries, which could subject us to civil or criminal penalties, other remedial measures and legal expenses;

•	disruption of our critical information systems or material breaches in the security of our systems;

•	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;

•	increases in the price of commodity components;

•	negative changes in economic and industry conditions in the United States and other countries;

•	termination or interruption of relationships with our suppliers, or failure of such suppliers to perform;

•	our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions;

•	fluctuations in Euro, CNY and GBP exchange rates;

•	our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;

•	concentration of our revenues among a few products and procedures;

•	development of new products and technology that could render our existing products obsolete;

•	market acceptance of new products;

•	volatility in the market price of our common stock;

•	modification or limitation of governmental or private insurance reimbursement policies;

•	changes in health care markets related to health care reform initiatives;

•	failures to comply with applicable environmental laws;

•	changes in, or loss of, key personnel;

•	failure to report adverse medical events to the FDA, which may subject us to sanctions that may materially harm our business;

•	work stoppage or transportation risks;

•	uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our business and results of operations;

•	introduction of products in a timely fashion;

•	price and product competition;

•	availability of labor and materials;

•	cost increases;

•	fluctuations in and obsolescence of inventory; and

•	other factors referred to in the 2016 Form 10-K and other materials filed with the Securities and Exchange Commission.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2016 Form 10-K.

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

For the three-month period ended March 31, 2017, we reported sales of approximately $171.1 million, up approximately $33.0 million or 23.9%, over sales from the three-month period ended March 31, 2016 of approximately $138.1 million.

Gross profit as a percentage of sales increased to 44.4% for the three-month period ended March 31, 2017 as compared to 43.5% for the three-month period ended March 31, 2016.

Net income for the three-month period ended March 31, 2017 was approximately $14.8 million, or $0.32 per share, as compared to $4.4 million, or $0.10 per share, for the three-month period ended March 31, 2016.

We anticipate that our business in 2017 will continue to be impacted by the trends identified in the 2016 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2017 and 2016, as indicated:

	Three Months Ended March 31,
	2017	2016
Net sales	100%	100%
Gross profit	44.4	43.5
Selling, general and administrative expenses	33.8	30.2
Research and development expenses	7.3	7.7
Contingent consideration expense	0.0	0.1
Income from operations	3.3	5.6
Other income (expense) - net	5.8	(1.3)
Income before income taxes	9.1	4.3
Net income	8.7	3.2

Sales. Sales for the three-month period ended March 31, 2017 increased by 23.9%, or approximately $33.0 million, compared to the corresponding period in 2016. Listed below are the sales by product category within each business segment for the three-month periods ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended March 31,
	% Change	2017	2016
Cardiovascular
Stand-alone devices	48%	$64,108	$43,331
Custom kits and procedure trays	—%	28,875	28,879
Inflation devices	4%	18,507	17,712
Catheters	24%	29,753	23,899
Embolization devices	16%	12,527	10,783
CRM/EP	39%	11,017	7,940
Total	24%	164,787	132,544

Endoscopy
Endoscopy devices	14%	6,282	5,533

Total	24%	$171,069	$138,077

Our cardiovascular sales for the three-month period ended March 31, 2017 were approximately $164.8 million, up 24.3%, when compared to the corresponding period for 2016 of approximately $132.5 million. Sales for the three-month period ended March 31, 2017 were favorably affected by increased sales of our stand-alone devices (particularly our infusion bag, Map™, and Ensnare® products, as well as new sales from our acquisitions of the Hero Graft device, DFINE, Argon and Catheter Connections product lines) of approximately $20.8 million, up 47.9% and catheters (particularly our Impress® product line, Performa® vessel-sizing catheters, and our Maestro® microcatheters) of approximately $5.9 million, up 24.5%.

Our endoscopy sales for the three-month period ended March 31, 2017 were approximately $6.3 million, up 13.5%, when compared to sales in the corresponding period of 2016 of approximately $5.5 million. This increase was primarily related to an increase in sales of our EndoMAXX™ fully covered esophageal stent, as well as the introduction of our Elation® Balloon Dilator.

Gross Profit. Gross profit as a percentage of sales increased to 44.4% for the first quarter of 2017, compared to 43.5% for the first quarter of 2016 primarily due to changes in product mix and increased efficiencies gained from our operations group.

Operating Expenses. Selling, general, and administrative ("SG&A") expenses increased approximately $16.1 million, or 38.5%, for the three-month period ended March 31, 2017, compared to the three months ended March 31, 2016. As a percentage of sales, selling, general, and administrative expenses increased to 33.8% of sales for the three-month period ended March 31, 2017, compared to 30.2% of sales for the three-month period ended March 31, 2016. The increase in SG&A expense was primarily related to acquisition and integration costs for our acquisitions of the critical care division of Argon and Catheter Connections, legal expenses of approximately $4.8 million incurred in responding to the pending subpoena from the Department of Justice, increased headcount, increased amortization, and foreign market expansion.

Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 2017 were approximately $12.5 million, up 18.3%, when compared to research and development expenses in the corresponding period of 2016 of approximately $10.6 million. This increase was largely due to hiring of additional research and development personnel to support various new product developments.

Operating Income. The following table sets forth our operating income by business segment for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating Income
Cardiovascular	$4,004	$6,648
Endoscopy	1,605	1,058
Total operating income	$5,609	$7,706

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2017 was approximately $4.0 million, compared to operating income of approximately $6.6 million for the three-month period ended March 31, 2016. This decrease was primarily related to headcount additions, $4.8 million of expenses incurred in responding to an inquiry from the U.S. Department of Justice, and acquisition and integration-related costs, which were partially offset by increased sales and gross margin improvements.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2017 was approximately $1.6 million, compared to approximately $1.1 million for the three-month period ended March 31, 2016. This increase was primarily the result of higher sales and lower SG&A and research and development expenses as a percentage of sales, partially offset by a decrease in gross profit as a percentage of sales.

Income Taxes. Our effective income tax rate for the three-month period ended March 31, 2017 and 2016 was 4.5% and 26.3%, respectively. The decrease in the effective income tax rate for the first quarter of 2017, when compared to the first quarter of 2016, was due primarily to the nontaxable gain on the bargain purchase recorded in connection with the acquisition of the critical care division of Argon.
Other Income (Expense) - Net. Our other income (expense) for the three-month period ended March 31, 2017 and 2016 was income of approximately $9.9 million and expense of approximately $(1.8) million, respectively. The change in other income(expense) was principally the result of the gain on bargain purchase related to the acquisition of the Argon critical care division of approximately $12.2 million.
Net Income. Our net income for the three-month period ended March 31, 2017 and 2016 was approximately $14.8 million and $4.4 million, respectively. The increase in net income was primarily due to the gain on bargain purchase of $12.2 million related to the acquisition of the Argon critical care division, which was partially offset by $4.8 million of legal expenses incurred in responding to an inquiry from the U.S. Department of Justice and acquisition and integration-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $26.5 million and $19.2 million respectively, of which $25.6 million and $18.4 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $15.5 million and $9.5 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the three-month periods ended March 31, 2017 and 2016 was primarily the result of net income excluding non-cash items offset by shifts in working capital. Our working capital as of March 31, 2017 and December 31, 2016 was approximately $167.1 million and $155.1 million, respectively. The increase in working capital as of March 31, 2017 compared to December 31, 2016 was primarily the result of increases in cash, trade receivables and inventories, which were partially offset by an increase in trade payables, accrued expenses and the current portion of long-term debt. As of March 31, 2017 and December 31, 2016, we had a current ratio of 2.59 to 1 and 2.76 to 1, respectively.

During the three-month period ended March 31, 2017, our inventory balance increased approximately $13.6 million, from approximately $120.7 million as of December 31, 2016 to approximately $134.3 million as of March 31, 2017. The increase in the inventory balance was due, in large part, to the acquisition of Catheter Connections and the critical care division of Argon. The trailing twelve-month inventory turns as of March 31, 2017 decreased to 2.91, compared to 3.10 as of March 31, 2016.
Cash flows provided by financing activities. Cash provided by financing activities for the three-month period ended March 31, 2017 was approximately $50.7 million, compared to cash provided by financing actives of approximately $21.2 million for the three-month period ended March 31, 2016, a change of approximately $29.5 million. The increase in cash provided by financing activities was primarily the result of our public equity offering of 5,175,000 shares of common stock in which we received proceeds of approximately $136.5 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $833,000 in other direct costs incurred and paid by us in connection with this equity offering. This increase was partially offset by an increase in net payments on our long-term debt.
On February 23, 2017, we entered into a loan agreement with HSBC Bank, whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at the Company's option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. Our interest rate as of March 31, 2017 was a variable rate of 2.06%.

Our Second Amended Credit Agreement provides for a term loan of $150 million and a revolving credit commitment up to an aggregate amount of $275 million, which includes a reserve of $25 million to make swingline loans from time to time. The term loan is payable in quarterly installments in the amounts provided in the Second Amended Credit Agreement until the maturity date of July 6, 2021, at which time the term and revolving credit loans, together with accrued interest thereon, will be due and payable. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans, term loans, and all swingline loans in whole or in part, subject to certain minimum thresholds, without premium or penalty, other than breakage costs.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of March 31, 2017, we had outstanding borrowings of approximately $231.0 million under the Second Amended Credit Agreement, with available borrowings of approximately $136.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2017 was a fixed rate of 3.12% on $46.3 million and 2.98% on $128.8 million as a result of interest rate swaps (see Note 10) and a variable floating rate of 2.98% on $56.0 million. Our interest rate as of December 31, 2016 was a fixed rate of 3.12% on $45.0 million and 2.98% on $130.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on approximately $150.0 million.

Cash flows used in investing activities. Our cash flow used in investing activities for the three-month period ended March 31, 2017 was approximately $58.3 million, compared to approximately $31.9 million for the three-month period ended March 31, 2016, an increase of approximately $26.4 million. This increase was primarily a result of increased cash paid for acquisitions during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, principally the cash paid in the acquisitions of Catheter Connections and Argon (see Note 5 of the condensed notes to our consolidated financial statements). In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

Capital expenditures for property and equipment were approximately $10.2 million and $11.0 million for the three-month periods ended March 31, 2017 and 2016, respectively.

We currently believe that our existing cash balances, anticipated future cash flows from operations, equipment financing and borrowings under the Second Amended Credit Agreement will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future; however, if we pursue and complete significant transactions or acquisitions in the future, additional funds may be required to facilitate such transactions.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2016, 2015 and 2014, we recorded obsolescence expense of approximately $3.9 million, $2.8 million, and $2.3 million, respectively, and wrote off approximately $2.8 million, $2.5 million, and $2.4 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2017 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. All our intangible assets are subject to amortization.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Currency Risk. Our principal market risk relates to changes in the value of the Euro (EUR), Chinese Yuan Renminbi (CNY), and British Pound (GBP) relative to the value of the U.S. Dollar (USD). We also have a limited market risk relating to the Hong Kong Dollar (HKD), Mexican Peso (MXN), Australian Dollar (AUD), Canadian Dollar (CAD), Brazilian Real (BRL), Swiss Franc (CHF), Swedish Krona (SEK), and Danish Krone (DKK). Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2017, a portion of our net sales (approximately $48.1 million, representing approximately 28.1% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. Excluding the effect of our hedging program, a strengthening U.S. Dollar against the Euro of 10% would increase our annual net income by approximately $2.4 million. Conversely, a weakening U.S. Dollar against the Euro of 10% would decrease our annual net income by approximately $2.4 million. A strengthening U.S. Dollar against the Chinese Yuan Renminbi of 10% would decrease our annual net income by approximately $5.0 million. Conversely, a weakening U.S. Dollar against the Chinese Yuan Renminbi of 10% would increase our annual net income by approximately $5.0 million dollars. During the three-month period ended March 31, 2017, using the foreign exchange rates in effect during the comparable prior-year period, exchange rate fluctuations of foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $1.3 million, or 0.73%, and a decrease in gross margin of approximately $487,000, or 0.64% (or approximately 4 basis points in gross margin percentage), primarily as a result of unfavorable impacts to revenue due to sales denominated in EUR, CNY and GBP, partially offset by favorable impacts due to decreases in manufacturing costs from our facility in Tijuana, Mexico denominated in MXN and from our facility in Ireland denominated in EUR.

We forecast our net exposure in various receivables and payables to fluctuations in value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2017, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	23,215
British Pound	GBP	824
Chinese Yuan Renminbi	CNY	40,300
Mexican Peso	MXN	14,374
Brazilian Real	BRL	3,700
Australian Dollar	AUD	4,742
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	240
Swedish Krona	SEK	3,561
Canadian Dollar	CAD	1,320
Singapore Dollar	SGD	3,900
Japanese Yen	JPY	106,000
South Korean Won	KRW	1,500,000

We also forecast our net exposure related to sales and expenses denominated in foreign currencies. As of March 31, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	9,635
Swiss Franc	CHF	1,568
Danish Krone	DKK	9,895
British Pound	GBP	3,600
Mexican Peso	MXN	88,825
Swedish Krona	SEK	15,100

See Note 10 to our consolidated financial statements for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our consolidated financial statements, we had outstanding borrowings of approximately $231 million under the Second Amended Credit Agreement as of March 31, 2017. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of March 31, 2017, a notional amount of $46.3 million remained on the interest rate swap agreement, which expires on December 19, 2017. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $42.5 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The notional amount of this interest rate swap increases quarterly by an amount equal to the decrease of the hedge entered into on December 19, 2012, up to the amount of $175 million. The interest rate swap is scheduled to expire on July 6, 2021. These instruments are intended to reduce our exposure to interest rate fluctuations and were not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $560,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On January 31, 2017, we completed our acquisition of Catheter Connections and the critical care business of Argon. We are currently integrating the policies, processes, employees, technology and operations of Catheter Connections and the critical care business of Argon. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate Catheter Connections and the critical care business of Argon into our operations.

Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2016 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation dated February 28, 2017 (1)

3.2	Second Amended and Restated Bylaws (2)

10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated March 20, 2017, entered into by and among Merit Medical Systems, Wells Fargo Bank, National Association and the lenders and subsidiary guarantors named therein (3)

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference from the Annual Report on Form 10-K filed on March 1, 2017.

(2)	Incorporated by reference from the Current Report on Form 8-K filed on December 16, 2015.

(3)	Incorporated by reference from the Current Report on Form 8-K filed on March 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	May 10, 2017	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	May 10, 2017	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER