Form 10-Q
period 2017-06-30
MERIT MEDICAL SYSTEMS INC
filed 2017-08-07
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO             .
Commission File Number   0-18592

MERIT MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1600 West Merit Parkway, South Jordan, UT 84095
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	50,129,418
Title or class	Number of Shares Outstanding at August 1, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 (In thousands)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$37,675	$19,171
Trade receivables — net of allowance for uncollectible accounts — 2017 — $1,514 and 2016 — $1,587	103,689	80,521
Employee receivables	148	198
Other receivables	5,560	5,445
Inventories	136,684	120,695
Prepaid expenses and other assets	9,105	6,226
Prepaid income taxes	2,656	2,525
Deferred income tax assets	—	8,219
Income tax refund receivables	43	423

Total current assets	295,560	243,423

PROPERTY AND EQUIPMENT:
Land and land improvements	19,680	19,379
Buildings	143,059	139,119
Manufacturing equipment	188,329	178,110
Furniture and fixtures	46,795	43,433
Leasehold improvements	30,778	30,413
Construction-in-progress	31,975	28,180

Total property and equipment	460,616	438,634

Less accumulated depreciation	(175,413)	(162,061)

Property and equipment — net	285,203	276,573

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2017 — $62,108 and 2016 — $52,843	157,525	135,358
Other — net of accumulated amortization — 2017 — $33,111 and 2016 — $30,048	53,681	47,339
Goodwill	226,829	211,927
Deferred income tax assets	1,997	171
Other assets	31,056	28,012

Total other assets	471,088	422,807

TOTAL	$1,051,851	$942,803

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 (In thousands)

	June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$36,671	$30,619
Accrued expenses	59,185	44,947
Current portion of long-term debt	16,969	10,000
Advances from employees	192	572
Income taxes payable	1,910	2,193

Total current liabilities	114,927	88,331

LONG-TERM DEBT	224,943	314,373

DEFERRED INCOME TAX LIABILITIES	23,354	25,981

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	438	438

DEFERRED COMPENSATION PAYABLE	9,725	9,211

DEFERRED CREDITS	2,474	2,550

OTHER LONG-TERM OBLIGATIONS	9,508	3,730

Total liabilities	385,369	444,614

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued
Common stock, no par value; shares authorized — 100,000; issued and outstanding as of June 30, 2017 - 50,092 and December 31, 2016 - 44,645	348,051	206,186
Retained earnings	318,171	293,885
Accumulated other comprehensive income (loss)	260	(1,882)

Total stockholders’ equity	666,482	498,189

TOTAL	$1,051,851	$942,803

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (In thousands, except per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET SALES	$186,549	$151,071	$357,618	$289,148

COST OF SALES	102,408	84,217	197,535	162,193

GROSS PROFIT	84,141	66,854	160,083	126,955

OPERATING EXPENSES:
Selling, general and administrative	57,409	43,653	115,180	85,358
Research and development	13,313	11,429	25,838	22,016
Contingent consideration (benefit) expense	(18)	91	19	193
Acquired in-process research and development	75	100	75	100

Total operating expenses	70,779	55,273	141,112	107,667

INCOME FROM OPERATIONS	13,362	11,581	18,971	19,288

OTHER INCOME (EXPENSE):
Interest income	89	16	172	25
Interest expense	(1,639)	(1,768)	(4,345)	(3,097)
Gain on bargain purchase	(669)	—	11,574	—
Other income (expense) — net	170	33	434	(447)

Other income (expense) — net	(2,049)	(1,719)	7,835	(3,519)

INCOME BEFORE INCOME TAXES	11,313	9,862	26,806	15,769

INCOME TAX EXPENSE	1,830	2,572	2,520	4,128

NET INCOME	$9,483	$7,290	$24,286	$11,641

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.16	$0.51	$0.26

Diluted	$0.19	$0.16	$0.50	$0.26

AVERAGE COMMON SHARES:
Basic	49,957	44,308	47,406	44,297

Diluted	51,188	44,703	48,516	44,647

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (In thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,483	$7,290	$24,286	$11,641
Other comprehensive income (loss):
Cash flow hedges	(527)	(152)	310	(881)
Less income tax benefit (expense)	205	59	(121)	343
Foreign currency translation adjustment	1,425	(423)	2,205	805
Less income tax benefit (expense)	—	(120)	(252)	(209)
Total other comprehensive income	1,103	(636)	2,142	58
Total comprehensive income	10,586	6,654	26,428	11,699

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (In thousands - unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,286	$11,641

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,709	19,705
Gain on bargain purchase	(11,574)	—
Losses on sales and/or abandonment of property and equipment	234	44
Write-off of patents and intangible assets	19	90
Acquired in-process research and development	75	100
Amortization of deferred credits	(76)	(85)
Amortization of long-term debt issuance costs	343	521
Deferred income taxes	(295)	141
Excess tax benefits from stock-based compensation	—	12
Stock-based compensation expense	1,691	1,410
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(13,248)	(6,459)
Employee receivables	54	51
Other receivables	(168)	2,126
Inventories	(2,160)	(1,403)
Prepaid expenses and other assets	(1,230)	(2,226)
Prepaid income taxes	(92)	(118)
Income tax refund receivables	294	872
Other assets	(1,500)	(762)
Trade payables	3,664	(5,147)
Accrued expenses	7,833	3,039
Advances from employees	(412)	(119)
Income taxes payable	(301)	1,620
Deferred compensation payable	513	603
Other long-term obligations	907	(212)

Total adjustments	10,280	13,803

Net cash provided by operating activities	34,566	25,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(17,782)	(21,222)
Intangible assets	(1,082)	(989)
Proceeds from sale of cost method investment	—	1,089
Proceeds from the sale of property and equipment	3	—
Cash paid in acquisitions, net of cash acquired	(54,809)	(22,800)

Net cash used in investing activities	(73,670)	(43,922)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (In thousands - unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$140,989	$791
Payment of offering costs related to issuance of common stock	(815)	—
Proceeds from issuance of long-term debt	96,859	93,812
Payments on long-term debt	(179,359)	(69,687)
Excess tax benefits from stock-based compensation	—	(12)
Contingent payments related to acquisitions	(30)	(183)

Net cash provided by financing activities	57,644	24,721

EFFECT OF EXCHANGE RATES ON CASH	(36)	67

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,504	6,310

CASH AND CASH EQUIVALENTS:
Beginning of period	19,171	4,177

End of period	$37,675	$10,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $240 and $194, respectively)	$4,386	$2,912

Income taxes	$2,678	$1,580

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,560	$1,497

Acquisition purchases in accrued expenses and other long-term obligations	$6,000	$—

Contingent receivable in exchange for sale of cost method investment	$—	$681

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2017 and 2016 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2017 and December 31, 2016, and our results of operations and cash flows for the three and six-month periods ended June 30, 2017 and 2016. The results of operations for the three and six-month periods ended June 30, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2016 Form 10-K") for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2017.

2. Inventories. Inventories at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$75,971	$63,852
Work-in-process	15,572	11,008
Raw materials	45,141	45,835

Total	$136,684	$120,695

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$168	$141	$264	$264
Research and development	100	54	152	96
Selling, general, and administrative	846	591	1,275	1,050
Stock-based compensation expense before taxes	$1,114	$786	$1,691	$1,410

As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $17.3 million and is expected to be recognized over a weighted average period of 3.87 years.

During the three and six-month periods ended June 30, 2017, we granted stock-based awards representing approximately 1.28 million shares of our common stock. During the three and six-month periods ended June 30, 2016, we granted stock-based awards representing 220,875 and 784,375 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the six-month periods ended June 30, 2017 and 2016, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six months ended June 30,
	2017	2016
Risk-free interest rate	1.77% - 1.79%	1.25% - 1.40%
Expected option life	5.0 years	5.0 years
Expected dividend yield	—%	—%
Expected price volatility	33.81% - 34.03%	36.50% - 37.06%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2017:
Basic EPS	$9,483	49,957	$0.19	$24,286	47,406	$0.51
Effect of dilutive stock options and warrants		1,231			1,110

Diluted EPS	$9,483	51,188	$0.19	$24,286	48,516	$0.50

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,007			552

Period ended June 30, 2016:
Basic EPS	$7,290	44,308	$0.16	$11,641	44,297	$0.26
Effect of dilutive stock options and warrants		395			350

Diluted EPS	$7,290	44,703	$0.16	$11,641	44,647	$0.26

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,207			1,093

5. Acquisitions. On May 23, 2017, we paid $2.5 million to acquire 182,000 shares of preferred stock of Fusion Medical, Inc. ("Fusion"), a developer of medical devices designed for clot removal. The shares of preferred stock we acquired, which represent an ownership interest of approximately 19.5%, have been accounted for as an equity method investment of $2.5 million reflected within other assets in the accompanying consolidated balance sheets because we may be deemed to exercise significant influence over the operations of Fusion.

On May 19, 2017, we entered into a business purchase agreement with Sugan Co, Ltd. ("Sugan"), a Japanese medical device distributor. Pursuant to this agreement, we terminated our distributor agreement with Sugan and acquired the customer list Sugan used in the distribution of our products in Japan. The consideration attributed to the customer list was approximately $1.1 million payable on or before December 31, 2017. The customer list is recorded as an other intangible asset and the amount due to Sugan is recorded in accrued expenses within the accompanying consolidated balance sheets. We intend to amortize the customer list on an accelerated basis over five years.

On May 1, 2017, we entered into an asset purchase agreement with Lazarus Medical Technologies, LLC to acquire rights to the patented technology for the Repositionable Chest TubeTM and related devices. As of June 30, 2017, we had paid $570,000 in connection with this agreement. We are obligated to pay an additional $750,000 if certain milestones set forth in the agreement are reached. We are also required to pay royalties equal to 6% of net sales throughout the term of the agreement. We accounted for this transaction as an asset purchase. We recorded the amount paid upon closing as a license agreement intangible asset, which we intend to amortize over 15 years.

On May 1, 2017, we entered into an agreement and plan of merger with Vascular Access Technologies, Inc. ("VAT"), pursuant to which we acquired the SAFECVAD™ device. We accounted for this acquisition as a business combination. The purchase price for the business was $5.0 million. We also recorded $4.9 million of contingent consideration related to royalties payable to VAT pursuant to the agreement. The following table summarizes the preliminary purchase price allocated to the net assets acquired and liabilities assumed (in thousands):

Net Assets Acquired
Intangibles
Developed technology	7,800
In-process technology	850
Goodwill	4,323
Deferred tax liabilities	(3,073)

Total net assets acquired	$9,900

We are amortizing the developed technology intangible asset over fifteen years. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the VAT acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material.

On January 31, 2017, we signed a purchase agreement with Argon Medical Devices, Inc. ("Argon") to acquire Argon’s critical care division, including a manufacturing facility in Singapore, the related commercial operations in Europe and Japan, and certain inventories and intellectual property rights within the United States. We made an initial payment of approximately $10.9 million and received a subsequent reduction to the purchase price of approximately $797,000 related to a working capital adjustment according to the terms of the purchase agreement. We accounted for the acquisition as a business combination.

Acquisition-related costs associated with the acquisition of the Argon critical care division during the three and six-month periods ended June 30, 2017, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.3 million and $2.4 million, respectively. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six-month periods ended June 30, 2017, our net sales of Argon products were approximately $11.7 million and $19.0 million, respectively. It is not practical to separately report the earnings related to the Argon acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

The assets and liabilities in the initial purchase price allocation for the Argon acquisition are stated at fair value based on estimates of fair value using available information and making assumptions our management believes are reasonable. The following table summarizes the preliminary purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed (in thousands):

		Preliminary Allocation	Adjustments (2)	Revised Preliminary Allocation
	Assets Acquired
	Cash and cash equivalents	$1,436	$—	$1,436
	Trade receivables	8,351	—	8,351
	Inventories	12,217	(546)	11,671
	Prepaid expenses and other current assets	1,275	—	1,275
	Property and equipment	2,667	(348)	2,319
	Deferred tax assets	184	—	184
	Intangibles
	Developed technology	2,600	(400)	2,200
	Customer lists	1,300	200	1,500
	Trademarks	1,500	(600)	900
	Total assets acquired	31,530	(1,694)	29,836

	Liabilities Assumed
	Trade payables	(2,306)	—	(2,306)
	Accrued expenses	(5,083)	—	(5,083)
	Income taxes payable	(2)	—	(2)
	Deferred income tax liabilities	(999)	228	(771)
	Total liabilities assumed	(8,390)	228	(8,162)

	Total net assets acquired	23,140	(1,466)	21,674
	Gain on bargain purchase (1)	(12,243)	669	(11,574)
	Total purchase price	$10,897	$(797)	$10,100

(1)
The total fair value of the net assets acquired from Argon exceeded the purchase price, resulting in a gain on bargain purchase which was recorded within other income (expense) in our consolidated statements of income for the three and six-month periods ended June 30, 2017, and includes a negative adjustment of $669,000 in the three-month period ended June 30, 2017. We believe the reason for the provisional gain on bargain purchase was a result of the divestiture of a non-strategic, slow-growth critical care business for Argon. It is our understanding that the divestiture allows Argon to focus on its higher growth interventional portfolio.

(2)
Amounts represent adjustments to the preliminary purchase price allocation first presented in our March 31, 2017 Form 10-Q resulting from our ongoing activities, including reassessment of the assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition.

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

Given the timing of this acquisition, which closed during the first quarter of 2017, as well as the complexity of the acquisition, the entire purchase price allocation disclosed herein (as well as the gain on bargain purchase) is considered provisional at this time and is subject to adjustment to reflect information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date. We are currently reassessing whether we have fully identified all the assets acquired and the liabilities assumed, and the measurement period remains open.

On January 31, 2017, we acquired substantially all the assets, including intellectual property covered by approximately 40 patents and pending applications, and assumed certain liabilities, of Catheter Connections, Inc. (“Catheter Connections”), in exchange for payment of $38.0 million. Catheter Connections, based in Salt Lake City, Utah, developed and marketed the DualCap® System, an innovative family of disinfecting products designed to protect patients from intravenous infections resulting from infusion therapy. We accounted for this acquisition as a business combination.

Acquisition-related costs associated with the Catheter Connections acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six-month periods ended June 30, 2017, our net sales of the products acquired from Catheter Connections were approximately $2.5 million and $4.3 million, respectively. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was preliminarily allocated as follows (in thousands):

		Preliminary Allocation	Adjustments (1)	Revised Preliminary Allocation
	Assets Acquired
	Trade receivables	$952	$7	$959
	Inventories	2,244	(87)	2,157
	Prepaid expenses and other current assets	181	—	181
	Property and equipment	1,472	—	1,472
	Intangibles
	Developed technology	22,900	(1,800)	21,100
	Customer lists	100	600	700
	Trademarks	2,900	—	2,900
	Goodwill	7,612	1,280	8,892
	Total assets acquired	38,361	—	38,361

	Liabilities Assumed
	Trade payables	(338)	—	(338)
	Accrued expenses	(23)	—	(23)
	Total liabilities assumed	(361)	—	(361)

	Net assets acquired	$38,000	$—	$38,000

(1)
Amounts represent adjustments to the preliminary purchase price first presented in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017, resulting from our ongoing activities with respect to finalizing our purchase price allocation for this acquisition. The larger adjustments primarily relate to the valuation of the acquired intangible assets.

We are amortizing the Catheter Connections developed technology asset over 12 years, the related trademarks over 10 years, and the associated customer list over eight years. We have estimated the weighted average life of the intangible Catheter Connections assets acquired to be approximately 11.7 years.

On July 6, 2016, we acquired all the issued and outstanding shares of DFINE Inc. ("DFINE"). The DFINE acquisition added a line of vertebral augmentation products for the treatment of vertebral compression fractures as well as medical devices used to treat metastatic spine tumors. We made an initial payment of $97.5 million to certain DFINE stockholders on July 6, 2016 and paid approximately $578,000 related to a net working capital adjustment subject to review by Merit and the preferred stockholders of DFINE. We accounted for the acquisition as a business combination. In the three-month period ended December 31, 2016, we negotiated the final net working capital adjustment resulting in a reduction to the purchase price of approximately $1.1 million. As a result, we recorded measurement period adjustments to reduce inventories by approximately $89,000, reduce property and equipment by approximately $109,000, reduce goodwill by approximately $1.2 million, reduce accrued expenses by approximately $407,000 and increase the associated deferred tax liabilities by approximately $113,000. The measurement period for this acquisition is now closed. Under GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no material impact to reported earnings in connection with these measurement period adjustments.

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

With respect to the DFINE assets, we are amortizing developed technology over 15 years and customer lists on an accelerated basis over nine years. While U.S. trademarks can be renewed indefinitely, we currently estimate that we will generate cash flow from the acquired trademarks for a period of 15 years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 14.8 years.

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

The following table summarizes our consolidated results of operations for the three-month period ended June 30, 2016 and the six-month periods ended June 30, 2017 and 2016, as well as unaudited pro forma consolidated results of operations as though the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care division had occurred on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2017		June 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Sales	$151,071	$170,878	$357,618	$360,378	$289,148	$327,268
Net Income	7,290	4,528	24,286	12,516	11,641	15,974
Earnings per common share:
Basic	$0.16	$0.10	$0.51	$0.26	$0.26	$0.36
Diluted	$0.16	$0.10	$0.50	$0.26	$0.26	$0.36

* The pro forma results for the three-month period ended June 30, 2017 are not included in the table above because the operating results for the DFINE and Argon critical care division acquisitions were included in our consolidated statements of income for this period.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, interest expense on long-term debt and changes in the timing of the recognition of the gain on bargain purchase. The pro forma information should not be considered indicative of actual results that would have been achieved if the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care division had occurred on January 1, 2016, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the VAT, Catheter Connections or HeRO Graft acquisitions as we do not deem the pro forma effect of these transactions to be material.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Cardiovascular	$179,734	$145,525	$344,521	$278,069
Endoscopy	6,815	5,546	13,097	11,079
Total net sales	186,549	151,071	357,618	289,148

Operating income
Cardiovascular	11,545	10,880	15,549	17,529
Endoscopy	1,817	701	3,422	1,759
Total operating income	13,362	11,581	18,971	19,288

7. New Financial Accounting Standards.
Recently Adopted
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under these amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted ASU 2017-04 effective January 1, 2017 on a prospective basis, and it did not have a material impact on our consolidated financial statements for the six months ended June 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. We adopted ASU 2017-01 effective January 1, 2017 on a prospective basis. The implementation of ASU 2017-01 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires companies to record excess tax benefits and deficiencies in income rather than the current requirement to record them through equity. ASU 2016-09 also allows companies the option to recognize forfeitures of share-based awards when they occur rather than the previous requirement to make an estimate upon the grant of the awards. We adopted ASU 2016-09 effective January 1, 2017 on a prospective basis and, as such, no prior periods were adjusted. In accordance with the new standard and prospectively since the date we adopted ASU 2016-09, excess tax benefits from stock-based compensation are reported as an income tax benefit in our consolidated statements of income (see Note 8).

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. We adopted ASU 2015-17 effective January 1, 2017 on a prospective basis and did not reclassify presentation of prior year balances. The adoption of this standard did not have a material impact on our consolidated financial statements for the six months ended June 30, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The implementation of ASU 2015-11 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2017.

Not Yet Adopted

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for us beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We have not yet reached a conclusion on whether we will adopt this new standard on a prospective or retrospective basis.

We are concluding the assessment phase of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that we expect to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to remain largely the same in comparison to the current revenue recognition guidance. There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. We are currently evaluating our control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process.

8. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2017 and 2016 was 16.2% and 26.1%, respectively, which resulted in a provision for income taxes of approximately $1.8 million and $2.6 million, respectively. Our overall effective tax rate for the six months ended June 30, 2017 and 2016 was 9.4% and 26.2%, respectively, which resulted in a provision for income taxes of approximately $2.5 million and $4.1 million, respectively. A higher mix of earnings from our foreign operations, primarily in Ireland, which are taxed at lower rates than our U.S. operations and a discrete tax benefit related to share-based payment awards due to the application of ASU No. 2016-09 decreased our effective income tax rates for both periods, when compared to the prior year periods. A nontaxable gain on the bargain purchase relating to the acquisition of the critical care division of Argon also decreased the effective income tax rate for the six-month period ended June 30, 2017, when compared to the corresponding period of 2016.

9. Revolving Credit Facility and Long-term Debt. Our outstanding debt obligations as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
2016 Term loan	$90,000	$145,000
2016 Revolving credit loans	145,500	180,000
2017 Debt facility	6,969	—
Less debt issuance costs	(557)	(627)
Total debt	241,912	324,373
Less current portion	16,969	10,000
Long-term portion	$224,943	$314,373

2017 Debt Facility

On February 23, 2017, we entered into a loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of June 30, 2017, our interest rate on the loan was a variable rate of 2.12%.

2016 Term Loan and Revolving Credit Loans

On July 6, 2016, we entered into a Second Amended and Restated Credit Agreement (as amended to date, the “Second Amended Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank, are parties to the Second Amended Credit Agreement as lenders. The Second Amended Credit Agreement amends and restates in its entirety our previously outstanding Amended and Restated Credit Agreement and all amendments thereto. The Second Amended Credit Agreement was amended on September 28, 2016 to allow for a new revolving credit loan to our wholly-owned subsidiary and on March 20, 2017 to allow flexibility in how we apply net proceeds received from equity issuances to prepay outstanding indebtedness.

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

The Second Amended Credit Agreement is collateralized by substantially all our assets. The Second Amended Credit Agreement contains covenants, representations and warranties and other terms customary for loans of this nature. The Second Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)
	As of June 30, 2017	4.0 to 1.0
	July 1, 2017 through December 31, 2017	3.75 to 1.0
	January 1, 2018 through March 31, 2018	3.5 to 1.0
	April 1, 2018 and thereafter	3.25 to 1.0
Consolidated EBITDA (2)		1.25 to 1.0
Consolidated Net Income (3)		$0
Facility Capital Expenditures (4)		$30 million

(1)	Maximum Consolidated Total Leverage Ratio (as defined in the Second Amended Credit Agreement) as of any fiscal quarter end.
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
Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2017, we had outstanding borrowings of approximately $235.5 million under the Second Amended Credit Agreement, with available borrowings of approximately $129.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2017 was a fixed rate of 2.23% on $127.5 million and a fixed rate of 2.37% on $47.5 million as a result of interest rate swaps (see Note 10), and a variable floating rate of 2.48% on $60.5 million. Our interest rate as of December 31, 2016 was a fixed rate of 2.98% on $130.0 million and 3.12% on $45.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on approximately $150.0 million.

Future Payments

Future minimum principal payments on our long-term debt as of June 30, 2017, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2017	5,000
2018	19,469
2019	15,000
2020	17,500
2021	185,500
Total future minimum principal payments	$242,469

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

Derivatives Designated as Cash Flow Hedges

On December 19, 2012, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $150 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid on a monthly basis. The notional amount of the interest rate swap is reduced quarterly by 50% of the minimum principal payment due under the terms of our Second Amended Credit Agreement. The interest rate swap is scheduled to expire on December 19, 2017.

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

At June 30, 2017 and December 31, 2016, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at June 30, 2017 was an asset of approximately $4.5 million, which was partially offset by approximately $1.7 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2016 was an asset of approximately $5.0 million, which was partially offset by approximately $1.9 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of June 30, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	8,375
Swiss Franc	CHF	1,448
Danish Krone	DKK	9,955
British Pound	GBP	3,355
Mexican Peso	MXN	83,325
Swedish Krona	SEK	13,930

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of June 30, 2017, we had entered into foreign currency forward contracts related to those balance sheet accounts with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	22,779
British Pound	GBP	811
Chinese Yuan Renminbi	CNY	53,310
Mexican Peso	MXN	12,663
Brazilian Real	BRL	7,400
Australian Dollar	AUD	5,270
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	215
Swedish Krona	SEK	3,552
Canadian Dollar	CAD	2,100
Singapore Dollar	SGD	4,902
Japanese Yen	JPY	120,000
South Korean Won	KRW	1,800,000

Balance Sheet Presentation of Derivatives. As of June 30, 2017 and December 31, 2016, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis is as follows (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Interest rate swaps	Prepaid expenses and other assets (current)	$174	$—
Interest rate swaps	Other assets (long-term)	4,309	4,991
Foreign currency forward contracts	Prepaid expenses and other assets (current)	673	116
Foreign currency forward contracts	Other assets (long-term)	191	18

(Liabilities)
Foreign currency forward contracts	Accrued Expenses (current)	$(214)	$(275)
Foreign currency forward contracts	Other long-term obligations	(89)	(18)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets (current)	$200	$220
(Liabilities)
Foreign currency forward contracts	Accrued Expenses (current)	(910)	(171)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
Derivative instrument			Location in Statements of Income
Interest rate swaps	$(893)	$(152)	Interest expense	$—	$(124)

Foreign currency forward contracts	353	—	Revenue	(41)	—
			Cost of goods sold	28	—

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Derivative instrument			Location in Statements of Income
Interest rate swaps	$(507)	$(881)	Interest expense	$(104)	$(310)

Foreign currency forward contracts	741	—	Revenue	(40)	—
			Cost of goods sold	(37)	—

The net amount recognized in earnings during the three and six-month periods ended June 30, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of June 30, 2017, approximately $483,000, or $295,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2017, approximately $512,000, or $313,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Derivative Instrument	Location in Statements of Income
Foreign currency forward contracts	Other (expense)	$(1,834)	$198	$(2,692)	$(145)

See Note 11 for more information about our derivatives.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$4,483	$—	$4,483	$—
Foreign currency contract assets, current and long-term (2)	$1,064	$—	$1,064	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,213)	$—	$(1,213)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$4,991	$—	$4,991	$—
Foreign currency contract assets, current and long-term (2)	$354	$—	$354	$—
Foreign currency contract liabilities, current and long-term (3)	$(464)	$—	$(464)	$—

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
(3)    The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses (current) and other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and six-month periods ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$705	$928	$683	$1,024
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	4,900	—	4,900	—
Fair value adjustments recorded to income during the period	(18)	(14)	19	57
Contingent payments made	(15)	(16)	(30)	(183)
Ending balance	$5,572	$898	$5,572	$898

The recurring Level 3 measurement of our contingent consideration liabilities and contingent receivable includes the following significant unobservable inputs at June 30, 2017 and December 31, 2016 (amounts in thousands):

Contingent consideration asset or liability	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$5,572	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2033

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

Contingent consideration asset or liability	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$683	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2028

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

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

Our determination of the fair value of the contingent consideration liabilities and contingent receivable could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We record any such change in fair value to operating expenses in our consolidated statements of income. As of June 30, 2017, approximately $5.5 million was included in other long-term obligations and $69,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2016, approximately $595,000 was included in other long-term obligations and $88,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and six-month periods ended June 30, 2017, we had losses of approximately $1,000, and $19,000, respectively, compared to losses of approximately $90,000 and $90,000 for the three and six-month periods ended June 30, 2016, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of cash and cash equivalents, trade receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The carrying amount of long-term debt approximates fair value, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are Level 1 inputs.

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2017 were as follows (in thousands):

2017
Goodwill balance at January 1	$211,927
Effect of foreign exchange	1,686
Additions as the result of acquisitions	13,216
Goodwill balance at June 30	$226,829

As of June 30, 2017, we had recorded $8.3 million of accumulated goodwill impairment charges. The goodwill balances as of June 30, 2017 and December 31, 2016, were related to our cardiovascular segment.

Other intangible assets at June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$15,192	$(3,444)	$11,748
Distribution agreements	6,626	(4,013)	2,613
License agreements	21,284	(4,067)	17,217
Trademarks	16,208	(3,992)	12,216
Covenants not to compete	1,029	(953)	76
Customer lists	25,603	(16,642)	8,961
In-process technology	850	—	850

Total	$86,792	$(33,111)	$53,681

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$14,130	$(3,165)	$10,965
Distribution agreements	6,626	(3,527)	3,099
License agreements	20,695	(3,422)	17,273
Trademarks	12,380	(3,330)	9,050
Covenants not to compete	1,028	(936)	92
Customer lists	22,261	(15,401)	6,860
Royalty agreements	267	(267)	—

Total	$77,387	$(30,048)	$47,339

Aggregate amortization expense for the three and six-month periods ended June 30, 2017 was approximately $6.2 million and $12.4 million, respectively. For the three and six-month periods ended June 30, 2016, aggregate amortization expense was approximately $4.0 million and $7.9 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2017 (in thousands):

Year Ending December 31
Remaining 2017	$12,679
2018	24,565
2019	24,196
2020	23,079
2021	16,614

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

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2017. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. We incurred approximately $3.7 million and $8.5 million of expenses for the three and six-month periods ended June 30, 2017, respectively, responding to the pending subpoena from the U.S. Department of Justice. We expect that these expenses will be in a similar range in subsequent periods and may potentially be higher, depending on the progress of the investigation and other factors beyond our control. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals.

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

14. Issuance of Common Stock. On March 28, 2017, we closed a public offering of 5,175,000 shares of common stock and received proceeds of approximately $136.6 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $815,000 in other direct cost incurred and paid by us in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding indebtedness under our Second Amended Credit Agreement (including our term loan and revolving credit loans).

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

Our financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

•	risks relating to product recalls and product liability claims;

•	potential restrictions on our liquidity or our ability to operate our business within the term of our current credit agreement, and the consequences of any default under that agreement;

•	risks relating to protecting our intellectual property, including possible infringement of our intellectual property by third parties;

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

•
greater governmental scrutiny and regulation of the medical device industry, including risks and expenses relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;

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

•	disruption of our critical information systems or material breaches in the security of our systems;

•	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;

•	consequences of a covenant or payment breach under our debt agreements and instruments, which could lead to an unfavorable refinance or work-out arrangement or foreclosure on our assets;

•	increases in the price of commodity components;

•	negative changes in economic and industry conditions in the United States and other countries;

•	termination or interruption of relationships with our suppliers, or failure of such suppliers to perform;

•	our potential inability to successfully manage growth through acquisitions, including the inability to commercialize technology acquired through recent, proposed or future acquisitions;

•	fluctuations in Euro, CNY and GBP exchange rates;

•	our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;

•	concentration of our revenues among a few products and procedures;

•	development of new products and technology that could render our existing products obsolete;

•	market acceptance of new products;

•	volatility in the market price of our common stock;

•	modification or limitation of governmental or private insurance reimbursement policies;

•	changes in healthcare markets related to healthcare reform initiatives;

•	failures to comply with applicable environmental laws;

•	changes in, or loss of, key personnel;

•	failure to report adverse medical events to the FDA, which may subject us to sanctions that may materially harm our business;

•	work stoppage or transportation risks;

•	uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our business and results of operations;

•	introduction of products in a timely fashion;

•	price and product competition;

•	availability of labor and materials;

•	cost increases;

•	fluctuations in and obsolescence of inventory; and

•	other factors referred to in the 2016 Form 10-K and other materials filed with the Securities and Exchange Commission.

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

For the three-month period ended June 30, 2017, we reported sales of approximately $186.5 million, up approximately $35.5 million or 23.5%, over sales from the three-month period ended June 30, 2016 of approximately $151.1 million. For the six-month period ended June 30, 2017, we reported sales of approximately $357.6 million, up approximately $68.5 million or 23.7%, over sales for the six-month period ended June 30, 2016 of approximately $289.1 million.

Gross profit as a percentage of sales increased to 45.1% for the three-month period ended June 30, 2017 as compared to 44.3% for the three-month period ended June 30, 2016. Gross profit as a percentage of sales increased to 44.8% for the six-month period ended June 30, 2017 as compared to 43.9% for the six-month period ended June 30, 2016.

Net income for the three-month period ended June 30, 2017 was approximately $9.5 million, or $0.19 per share, as compared to $7.3 million, or $0.16 per share, for the three-month period ended June 30, 2016. For the six-month period ended June 30, 2017, net income was approximately $24.3 million, or $0.50 per share, as compared to $11.6 million, or $0.26 per share, for the six-month period ended June 30, 2016.

We anticipate that our business in 2017 will continue to be impacted by the trends identified in the 2016 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2017 and 2016, as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100%	100%	100%	100%
Gross profit	45.1	44.3	44.8	43.9
Selling, general and administrative expenses	30.8	28.9	32.2	29.5
Research and development expenses	7.1	7.6	7.3	7.6
Contingent consideration expense	—	0.1	—	0.1
Acquired in-process research and development	—	0.1	—	—
Income from operations	7.2	7.7	5.3	6.7
Other income (expense) - net	(1.1)	(1.1)	2.2	(1.2)
Income before income taxes	6.1	6.5	7.5	5.5
Net income	5.1	4.8	6.8	4.0

Sales. Sales for the three-month period ended June 30, 2017 increased by 23.5%, or approximately $35.5 million, compared to the corresponding period in 2016. Sales for the six-month period ended June 30, 2017 increased by 23.7%, or approximately $68.5 million, compared to the corresponding period of 2016. Listed below are the sales by product category within each of our business segments for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2017	2016	% Change	2017	2016
Cardiovascular
Stand-alone devices	54%	$71,588	$46,394	51%	$135,681	$89,726
Custom kits and procedure trays	6%	31,797	30,065	3%	60,672	58,944
Inflation devices	11%	20,789	18,691	8%	39,296	36,403
Catheters	11%	31,968	28,846	17%	61,736	52,745
Embolization devices	2%	12,158	11,948	9%	24,685	22,731
CRM/EP	19%	11,434	9,581	28%	22,451	17,520
Total	24%	179,734	145,525	24%	344,521	278,069

Endoscopy
Endoscopy devices	23%	6,815	5,546	18%	13,097	11,079

Total	23%	$186,549	$151,071	24%	$357,618	$289,148

Our cardiovascular sales for the three-month period ended June 30, 2017 were approximately $179.7 million, up 23.5%, when compared to the corresponding period for 2016 of approximately $145.5 million. Sales for the three-month period ended June 30, 2017 were favorably affected by increased sales of our stand-alone devices (particularly our Map™, Medallion, Vaclock and Ensnare® products, as well as new sales from our acquisitions the DFINE, Argon and Catheter Connections product lines) of approximately $25.2 million, up 54.3% and catheters (particularly our SwiftNINJA product line, Concierge® Guiding Catheters, and our Maestro® microcatheters) of approximately $3.1 million, up 10.8% and CRM/EP of approximately $1.9 million, up 19.3%. Our cardiovascular sales increased approximately $66.5 million, or 23.9%, for the six-month period ended June 30, 2017, on sales of approximately $344.5 million, compared to sales of approximately $278.1 million for the corresponding period of 2016. Sales for the six-month period ended June 30, 2017 were favorably affected by increased sales of our stand-alone devices (particularly our Map, Medallion, Vaclock, HeRO Graft and Ensnare products, as well as new sales from our acquisitions the DFINE, Argon and Catheter Connections product lines) of approximately $46 million, up 51.2% and catheters (particularly our SwiftNINJA product line, Concierge guiding catheters, Preforma® vessel-sizing catheters, and Maestro microcatheters) of approximately $9.0 million, up 17% and CRM/EP of approximately $4.9 million, up 28.1%.

Our endoscopy sales for the three-month period ended June 30, 2017 were approximately $6.8 million, up 22.9%, when compared to sales in the corresponding period of 2016 of approximately $5.5 million. Our endoscopy sales increased 18.2% for the six-month period ended June 30, 2017, on sales of approximately $13.1 million, when compared to sales for the corresponding period of 2016 of approximately $11.1 million. The increase in both periods was primarily related to an increase in sales of our EndoMAXX™ fully covered esophageal stent, as well as the introduction of our Elation® balloon dilator.

Gross Profit. Gross profit as a percentage of sales increased to 45.1% for the three-month period ended June 30, 2017, compared to 44.3% for the corresponding period of 2016. Gross profit as a percentage of sales increased to 44.8% for the six-month period ended June 30, 2017, compared to 43.9% for the six-month period ended June 30, 2016. The increase was primarily due to changes in product mix and increased efficiencies gained from our operations team.

Operating Expenses. Selling, general, and administrative ("SG&A") expenses increased approximately $13.8 million, or 31.5%, for the three-month period ended June 30, 2017, compared to the three-month period ended June 30, 2016. As a percentage of sales, SG&A expenses increased to 30.8% of sales for the three-month period ended June 30, 2017, compared to 28.9% of sales for the three-month period ended June 30, 2016. SG&A expenses increased approximately $29.8 million, or 34.9%, for the six-month period ended June 30, 2017, compared to the six-month period ended June 30, 2016. As a percentage of sales, SG&A expenses increased to 32.2% of sales for the six-month period ended June 30, 2017, compared to 29.5% of sales for the six-month period ended June 30, 2016. The increase in SG&A expense was primarily related to acquisition and integration costs for our acquisitions of the critical care division of Argon and the assets of Catheter Connections, legal expenses of approximately of $3.7 million and $8.5 million for the three and six months ended June 30, 2017, respectively, incurred in responding to the pending subpoena from the U.S. Department of Justice, increased headcount, increased amortization, and foreign market expansion.

Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 2017 were approximately $13.3 million, up 16.5% when compared to research and development expenses in the corresponding period of 2016 of approximately $11.4 million. Research and development expenses were approximately $25.8 million, up 17.4%, when compared to research and development expenses in the corresponding period of 2016 of approximately $22.0 million. This increase was largely due to hiring additional research and development personnel to support various new product developments.

Operating Income. The following table sets forth our operating income by business segment for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Income
Cardiovascular	11,545	10,880	15,549	17,529
Endoscopy	1,817	701	3,422	1,759
Total operating income	13,362	11,581	18,971	19,288

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2017 was approximately $11.5 million, compared to our cardiovascular operating income of approximately $10.9 million for the three-month period ended June 30, 2016. The increase in cardiovascular operating income was primarily related to increased sales and gross margin improvements, which were partially offset by headcount additions, $3.7 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice, and acquisition and integration-related costs. Our cardiovascular operating income for the six-month period ended June 30, 2017 was approximately $15.5 million, compared to our cardiovascular operating income of approximately $17.5 million for the six-month period ended June 30, 2016. The decrease in cardiovascular operating income between the six months ended June 30, 2017 and the six months ended June 30, 2016 was primarily related to headcount additions, $8.5 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice, and acquisition and integration-related costs, which were partially offset by increased sales and gross margin improvements.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2017 was approximately $1.8 million, compared to approximately $701,000 for the three-month period ended June 30, 2016. Our endoscopy operating income for the six-month period ended June 30, 2017 was approximately $3.4 million, compared to approximately $1.8 million for the six-month period ended June 30, 2016. The increases in endoscopy operating income for the three and six-months ended June 30, 2017 were primarily the result of higher sales and gross margin improvements, partially offset by higher SG&A expenses.

Income Taxes. Our overall effective tax rate for the three months ended June 30, 2017 and 2016 was 16.2% and 26.1%, respectively, which resulted in a provision for income taxes of approximately $1.8 million and $2.6 million, respectively. Our overall effective tax rate for the six months ended June 30, 2017 and 2016 was 9.4% and 26.2%, respectively, which resulted in a provision for income taxes of approximately $2.5 million and $4.1 million, respectively. A higher mix of earnings from our foreign operations, primarily in Ireland, which are taxed at lower rates than our U.S. operations and a discrete tax benefit related to share-based payment awards due to the application of ASU No. 2016-09 decreased our effective income tax rates for both periods, when compared to the prior year periods. A nontaxable gain on bargain purchase relating to the acquisition of the critical care division of Argon also decreased the effective income tax rate for the six-month period ended June 30, 2017, when compared to the corresponding period of 2016.
Other Income (Expense) - Net. Our other income (expense) for the three-month periods ended June 30, 2017 and 2016 was expense of approximately $(2.0) million and $(1.7) million, respectively. The change in other income (expense) was principally the result of a reduction to the bargain purchase related to the acquisition of the Argon critical care division of approximately $669,000, which was offset by lower interest expense due to lower average debt balances.
Our other income (expense) for the six-month periods ended June 30, 2017 and 2016 was income of approximately $7.8 million and expense of approximately $(3.5) million, respectively. The change in other income (expense) was principally the result of a gain on bargain purchase related to the acquisition of the Argon critical care division of approximately $11.6 million.
Net Income. Our net income for the three-month periods ended June 30, 2017 and 2016 was approximately $9.5 million and $7.3 million, respectively. Our net income for the six-month periods ended June 30, 2017 and 2016 was approximately $24.3 million and $11.6 million, respectively. The increase in net income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to increased sales, gross margin improvement and a discrete tax benefit related to share-based payment awards due to application of ASU No. 2016-09 which decreased our effective income tax rate. The increase in net income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the gain on bargain purchase of approximately $11.6 million related to the acquisition of the Argon critical care division and and a discrete tax benefit related to share-based payment awards due to application of ASU No. 2016-09 which decreased our effective income tax rate, which was partially offset by approximately $8.5 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice and acquisition and integration-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $37.7 million and $19.2 million respectively, of which $36.7 million and $18.4 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $12.7 million and $9.5 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the six-month periods ended June 30, 2017 and 2016 was primarily the result of net income excluding non-cash items offset by shifts in working capital. Our working capital as of June 30, 2017 and December 31, 2016 was approximately $180.6 million and $155.1 million, respectively. The increase in working capital as of June 30, 2017 compared to December 31, 2016 was primarily the result of increases in cash, trade receivables and inventories, which were partially offset by a decrease in current deferred tax assets and an increase in trade payables, accrued expenses and the current portion of long-term debt. As of June 30, 2017 and December 31, 2016, we had a current ratio of 2.57 to 1 and 2.76 to 1, respectively.

During the six-month period ended June 30, 2017, our inventory balance increased approximately $16.0 million, from approximately $120.7 million as of December 31, 2016 to approximately $136.7 million as of June 30, 2017. The increase in the inventory balance was due, in large part, to the acquisition of Catheter Connections and the critical care division of Argon. The trailing twelve-month inventory turns as of June 30, 2017 decreased to 3.04, compared to 3.09 as of June 30, 2016.
Cash flows provided by financing activities. Cash provided by financing activities for the six-month period ended June 30, 2017 was approximately $57.6 million, compared to cash provided by financing activities of approximately $24.7 million for the six-month period ended June 30, 2016, a change of approximately $32.9 million. The increase in cash provided by financing activities was primarily the result of our public equity offering of 5,175,000 shares of common stock from which we received proceeds of approximately $136.6 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $815,000 in other direct costs incurred and paid by us in connection with the offering. This increase was partially offset by an increase in net payments on our long-term debt.
On February 23, 2017, we entered into a loan agreement with HSBC Bank, whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month LIBOR rate plus 1.0%, and resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. Our interest rate as of June 30, 2017 was a variable rate of 2.12%.

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

The Second Amended Credit Agreement is collateralized by substantially all our assets. The Second Amended Credit Agreement contains covenants, representations and warranties and other terms customary for loans of this nature. The Second Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)
	As of June 30, 2017	4.0 to 1.0
	July 1, 2017 through December 31, 2017	3.75 to 1.0
	January 1, 2018 through March 31, 2018	3.5 to 1.0
	April 1, 2018 and thereafter	3.25 to 1.0
Consolidated EBITDA (2)		1.25 to 1.0
Consolidated Net Income (3)		$0
Facility Capital Expenditures (4)		$30 million

(1)	Maximum Consolidated Total Leverage Ratio (as defined in the Second Amended Credit Agreement) as of any fiscal quarter end.
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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2017, we had outstanding borrowings of approximately $235.5 million under the Second Amended Credit Agreement, with available borrowings of approximately $129.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2017 was a fixed rate of 2.23% on $127.5 million and a fixed rate of 2.37% on $47.5 million as a result of interest rate swaps (see Note 10) and a variable floating rate of 2.48% on $60.5 million. Our interest rate as of December 31, 2016 was a fixed rate of 2.98% on $130.0 million and 3.12% on $45.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on approximately $150.0 million.

Cash flows used in investing activities. Our cash flow used in investing activities for the six-month period ended June 30, 2017 was approximately $73.7 million, compared to approximately $43.9 million for the six-month period ended June 30, 2016, an increase of approximately $29.7 million. This increase was primarily a result of increased cash paid for acquisitions during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, principally the cash paid in the acquisitions of the Catheter Connections assets and the Argon critical care division (see Note 5 of the condensed notes to our consolidated financial statements). In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

Capital expenditures for property and equipment were approximately $17.8 million and $21.2 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2016, 2015 and 2014, we recorded obsolescence expense of approximately $3.9 million, $2.8 million, and $2.3 million, respectively, and wrote off approximately $2.8 million, $2.5 million, and $2.4 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2017 have been accurately adjusted for any unmarketable and/or slow-moving products that may expire prior to being sold.

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

Stock-Based Compensation. We measure stock-based compensation cost at the grant date based on the value of the award and recognize the cost as an expense over the term of the vesting period. Judgment is required in estimating the fair value of share-

based awards granted and their expected forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our principal market risk relates to changes in the value of the Euro (EUR), Chinese Yuan Renminbi (CNY), and British Pound (GBP) relative to the value of the U.S. Dollar (USD). We also have a limited market risk relating to the Hong Kong Dollar (HKD), Mexican Peso (MXN), Australian Dollar (AUD), Canadian Dollar (CAD), Brazilian Real (BRL), Swiss Franc (CHF), Swedish Krona (SEK), Danish Krone (DKK), Singapore Dollar (SGD), Japanese Yen (JPY), and South Korean Won (KRW). Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended June 30, 2017, a portion of our net sales (approximately $54.2 million, representing approximately 29.1% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. Excluding the effect of our hedging program, a strengthening U.S. Dollar against the Euro of 10% would increase our annual net income by approximately $2.6 million. Conversely, a weakening U.S. Dollar against the Euro of 10% would decrease our annual net income by approximately $2.6 million. A strengthening U.S. Dollar against the Chinese Yuan Renminbi of 10% would decrease our annual net income by approximately $5.3 million. Conversely, a weakening U.S. Dollar against the Chinese Yuan Renminbi of 10% would increase our annual net income by approximately $5.3 million dollars. During the three-month period ended June 30, 2017, using the foreign exchange rates in effect during the comparable prior-year period, exchange rate fluctuations of foreign currencies against the U.S. Dollar resulted in a decrease in our gross revenues of approximately $2.1 million, or 1.1%, and a decrease in gross margin of approximately $1.9 million, or 2.2% (or approximately 50 basis points in gross margin percentage), primarily as a result of unfavorable impacts to revenue due to sales denominated in EUR, CNY and GBP, partially offset by favorable impacts due to decreases in manufacturing costs from our facility in Tijuana, Mexico denominated in MXN and from our facility in Ireland denominated in EUR.

We forecast our net exposure in various receivables and payables to fluctuations in value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2017, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	22,779
British Pound	GBP	811
Chinese Yuan Renminbi	CNY	53,310
Mexican Peso	MXN	12,663
Brazilian Real	BRL	7,400
Australian Dollar	AUD	5,270
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	215
Swedish Krona	SEK	3,552
Canadian Dollar	CAD	2,100
Singapore Dollar	SGD	4,902
Japanese Yen	JPY	120,000
South Korean Won	KRW	1,800,000

We also forecast our net exposure related to sales and expenses denominated in foreign currencies. As of June 30, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	8,375
Swiss Franc	CHF	1,448
Danish Krone	DKK	9,955
British Pound	GBP	3,355
Mexican Peso	MXN	83,325
Swedish Krona	SEK	13,930

See Note 10 to our consolidated financial statements for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our consolidated financial statements, we had outstanding borrowings of approximately $235.5 million under the Second Amended Credit Agreement as of June 30, 2017. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of June 30, 2017, a notional amount of $127.5 million remained on the interest rate swap agreement, which expires on December 19, 2017. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $42.5 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The notional amount of this interest rate swap increases quarterly by an amount equal to the decrease of the hedge entered into on December 19, 2012, up to the amount of $175 million. The interest rate swap is scheduled to expire on July 6, 2021. These instruments are intended to reduce our exposure to interest rate fluctuations and were not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $605,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On January 31, 2017, we completed our acquisitions of the Catheter Connections assets and the critical care division of Argon. We are currently integrating the policies, processes, employees, technology and operations of the Catheter Connections assets and the critical care division of Argon. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate the Catheter Connections assets and the critical care division of Argon into our operations.

Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” set forth in the condensed notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

10.2	Indemnification Agreement with David Ming-Teh Lin (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference from the Annual Report on Form 10-K filed on March 1, 2017.

(2)	Incorporated by reference from the Current Report on Form 8-K filed on December 16, 2015.

(3)	Incorporated by reference from the Current Report on Form 8-K filed on March 20, 2017.

(4)	Incorporated by reference from the Annual Report on Form 10-K filed on March 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	August 7, 2017	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	August 7, 2017	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER