Form 10-Q
period 2017-09-30
MERIT MEDICAL SYSTEMS INC
filed 2017-11-09
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	50,198,833
Title or class	Number of Shares Outstanding at October 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (In thousands)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$23,362	$19,171
Trade receivables — net of allowance for uncollectible accounts — 2017 — $1,547 and 2016 — $1,587	101,394	80,521
Employee receivables	147	198
Other receivables	5,900	5,445
Inventories	145,598	120,695
Prepaid expenses and other assets	20,581	6,226
Prepaid income taxes	2,792	2,525
Deferred income tax assets	—	8,219
Income tax refund receivables	91	423

Total current assets	299,865	243,423

PROPERTY AND EQUIPMENT:
Land and land improvements	19,804	19,379
Buildings	144,084	139,119
Manufacturing equipment	193,061	178,110
Furniture and fixtures	49,035	43,433
Leasehold improvements	31,345	30,413
Construction-in-progress	34,625	28,180

Total property and equipment	471,954	438,634

Less accumulated depreciation	(181,672)	(162,061)

Property and equipment — net	290,282	276,573

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2017 — $67,320 and 2016 — $52,843	172,796	135,358
Other — net of accumulated amortization — 2017 — $34,985 and 2016 — $30,048	55,707	47,339
Goodwill	234,043	211,927
Deferred income tax assets	2,046	171
Other assets	32,412	28,012

Total other assets	497,004	422,807

TOTAL	$1,087,151	$942,803

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (In thousands)

	September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$32,291	$30,619
Accrued expenses	56,508	44,947
Current portion of long-term debt	16,962	10,000
Advances from employees	542	572
Income taxes payable	1,435	2,193

Total current liabilities	107,738	88,331

LONG-TERM DEBT	260,978	314,373

DEFERRED INCOME TAX LIABILITIES	23,764	25,981

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	438	438

DEFERRED COMPENSATION PAYABLE	10,319	9,211

DEFERRED CREDITS	2,439	2,550

OTHER LONG-TERM OBLIGATIONS	14,659	3,730

Total liabilities	420,335	444,614

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued
Common stock, no par value; shares authorized — 100,000; issued and outstanding as of September 30, 2017 - 50,194 and December 31, 2016 - 44,645	351,321	206,186
Retained earnings	314,602	293,885
Accumulated other comprehensive income (loss)	893	(1,882)

Total stockholders’ equity	666,816	498,189

TOTAL	$1,087,151	$942,803

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (In thousands, except per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET SALES	$179,337	$156,975	$536,955	$446,123

COST OF SALES	98,823	89,160	296,358	251,354

GROSS PROFIT	80,514	67,815	240,597	194,769

OPERATING EXPENSES:
Selling, general and administrative	54,716	53,198	169,896	138,556
Research and development	12,838	11,424	38,676	33,440
Contingent consideration (benefit) expense	20	(94)	39	99
Acquired in-process research and development	12,061	300	12,136	400

Total operating expenses	79,635	64,828	220,747	172,495

INCOME FROM OPERATIONS	879	2,987	19,850	22,274

OTHER INCOME (EXPENSE):
Interest income	94	29	266	55
Interest expense	(1,590)	(3,022)	(5,935)	(6,120)
Gain on bargain purchase	(778)	—	10,796	—
Other income (expense) — net	(810)	1	(376)	(445)

Other income (expense) — net	(3,084)	(2,992)	4,751	(6,510)

INCOME (LOSS) BEFORE INCOME TAXES	(2,205)	(5)	24,601	15,764

INCOME TAX EXPENSE (BENEFIT)	1,364	(978)	3,884	3,149

NET INCOME (LOSS)	$(3,569)	$973	$20,717	$12,615

EARNINGS PER COMMON SHARE:
Basic	$(0.07)	$0.02	$0.43	$0.28

Diluted	$(0.07)	$0.02	$0.42	$0.28

AVERAGE COMMON SHARES:
Basic	50,150	44,447	48,332	44,346

Diluted	51,599	45,000	49,555	44,763

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (In thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(3,569)	$973	$20,717	$12,615
Other comprehensive income (loss):
Cash flow hedges	(144)	(103)	166	(984)
Less income tax benefit (expense)	56	40	(64)	383
Foreign currency translation adjustment	721	454	2,925	1,259
Less income tax benefit (expense)	—	—	(252)	(210)
Total other comprehensive income	633	391	2,775	448
Total comprehensive income (loss)	(2,936)	1,364	23,492	13,063

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (In thousands - unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,717	$12,615

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,388	31,594
Gain on bargain purchase	(10,796)	—
Losses on sales and/or abandonment of property and equipment	219	102
Write-off of patents and intangible assets	86	90
Acquired in-process research and development	12,136	400
Fair value changes in contingent liabilities/assets	—	99
Amortization of deferred credits	(111)	(128)
Amortization of long-term debt issuance costs	514	779
Deferred income taxes	(290)	187
Excess tax benefits from stock-based compensation	—	(527)
Stock-based compensation expense	2,883	1,913
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(10,963)	(5,166)
Employee receivables	54	42
Other receivables	(503)	3,385
Inventories	(9,922)	220
Prepaid expenses and other assets	(1,587)	(452)
Prepaid income taxes	(231)	(63)
Income tax refund receivables	280	514
Other assets	(2,992)	(1,591)
Trade payables	(876)	(9,018)
Accrued expenses	4,514	1,693
Advances from employees	(44)	(50)
Income taxes payable	(764)	(183)
Liabilities related to unrecognized tax benefits	—	(366)
Deferred compensation payable	1,107	500
Other long-term obligations	574	(251)

Total adjustments	22,676	23,723

Net cash provided by operating activities	43,393	36,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(29,522)	(26,492)
Intangible assets	(1,927)	(1,594)
Proceeds from sale of cost method investment	—	1,089
Proceeds from the sale of property and equipment	9	5
Cash paid in acquisitions, net of cash acquired	(103,500)	(119,808)

Net cash used in investing activities	(134,940)	(146,800)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (In thousands - unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$143,069	$4,422
Payment of offering costs related to issuance of common stock	(816)	—
Proceeds from issuance of long-term debt	151,462	203,478
Payments on long-term debt	(197,962)	(82,658)
Excess tax benefits from stock-based compensation	—	527
Long-term debt issuance costs	—	(1,948)
Contingent payments related to acquisitions	(45)	(199)
Payment of taxes related to an exchange of common stock	—	(86)

Net cash provided by financing activities	95,708	123,536

EFFECT OF EXCHANGE RATES ON CASH	30	67

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,191	13,141

CASH AND CASH EQUIVALENTS:
Beginning of period	19,171	4,177

End of period	$23,362	$17,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $371 and $337, respectively)	$5,953	$6,223

Income taxes	$4,029	$2,237

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,394	$2,709

Acquisition purchases in accrued expenses and other long-term obligations	$12,000	$293

Contingent receivable in exchange for sale of cost method investment	$—	$711

Merit common stock surrendered (0 and 14 shares, respectively) in exchange for exercise of stock options	$—	$346

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2017 and 2016 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2017 and December 31, 2016, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2017 and 2016. The results of operations for the three and nine-month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2016 Form 10-K") for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2017.

2. Inventories. Inventories at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$80,708	$63,852
Work-in-process	18,162	11,008
Raw materials	46,728	45,835

Total	$145,598	$120,695

3. Stock-Based Compensation. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$189	$105	$453	$369
Research and development	110	51	262	147
Selling, general, and administrative	893	347	2,168	1,397
Stock-based compensation expense before taxes	$1,192	$503	$2,883	$1,913

As of September 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $16.3 million and is expected to be recognized over a weighted average period of 3.66 years.

During the three and nine-month periods ended September 30, 2017, we granted stock-based awards representing 20,000 and approximately 1.3 million shares of our common stock, respectively. During the three and nine-month periods ended September 30, 2016, we granted stock-based awards representing 21,000 and 805,375 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the options granted during the nine-month periods ended September 30, 2017 and 2016, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.77% - 1.83%	1.15% - 1.40%
Expected option life	5.0 years	5.0 years
Expected dividend yield	—%	—%
Expected price volatility	33.81% - 34.07%	36.30% - 37.06%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2017:
Basic EPS	$(3,569)	50,150	$(0.07)	$20,717	48,332	$0.43
Effect of dilutive stock options and warrants		1,449			1,223

Diluted EPS	$(3,569)	51,599	$(0.07)	$20,717	49,555	$0.42

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		200			434

Period ended September 30, 2016:
Basic EPS	$973	44,447	$0.02	$12,615	44,346	$0.28
Effect of dilutive stock options and warrants		553			417

Diluted EPS	$973	45,000	$0.02	$12,615	44,763	$0.28

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		408			864

5. Acquisitions. On September 1, 2017, we entered into a share purchase agreement with IntelliMedical Technologies Pty Ltd
("IntelliMedical") to acquire the intellectual property rights associated with a steerable guidewire system. We made an initial payment of approximately $11.9 million in September 2017, and we are obligated to pay up to an additional $15 million Australian dollars if certain milestones set forth in the agreement are reached. We are also required to pay royalties equal to 6% of net sales, commencing upon the first commercial sale of the product and throughout the term of the applicable patents. We accounted for this transaction as an asset purchase. The initial payment has been included in the accompanying consolidated statements of income as acquired in-process research and development expense for the three and nine-month periods ended September 30, 2017, because both technological feasibility of the underlying research and development project had not yet been reached and such technology had no identified future alternative use as of the date of acquisition.

On August 4, 2017 we entered into intellectual property and asset purchase agreements with Laurane Medical S.A.S. ("Laurane") and its shareholders to acquire inventories and the intellectual property rights associated with Laurane's manual bone biopsy devices, manual bone marrow needles and muscle biopsy kits for an aggregate purchase price of $16.5 million. We also recorded a contingent consideration liability of $5.5 million related to royalties potentially payable to Laurane's shareholders pursuant to the terms of the intellectual property purchase agreement. We accounted for this acquisition as a business combination. The following table summarizes the aggregate purchase price (including contingent royalty payment liabilities) allocated to the assets acquired from Laurane (in thousands):

Preliminary Allocation
Net Assets Acquired
Inventories	$579
Intangibles
Developed technology	14,920
Customer list	120
Goodwill	6,381

Total net assets acquired	$22,000

We are amortizing the developed technology intangible asset over 12 years and the customer list on an accelerated basis over one year. The total weighted-average amortization period for these acquired intangible assets is 11.9 years. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Laurane acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material.

On July 3, 2017, we entered into an asset purchase agreement with Osseon LLC (“Osseon”) to acquire substantially all the assets related to Osseon’s vertebral augmentation products. We accounted for this acquisition as a business combination. The purchase price for the business was approximately $6.8 million. Acquisition-related costs associated with the Osseon acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and nine-month periods ended September 30, 2017, our net sales of Osseon products were approximately $442,000. It is not practical to separately report the earnings related to the Osseon acquisition, as we cannot split out sales costs related solely to the products we acquired from Osseon, principally because our sales representatives sell multiple products (including the products we acquired from Osseon) in our cardiovascular business segment. The following table summarizes the preliminary purchase price allocated to the net assets acquired (in thousands):

Preliminary Allocation
Net Assets Acquired
Inventories	$1,023
Property and equipment	58
Intangibles
Developed technology	5,400
Customer list	200
Goodwill	159

Total net assets acquired	$6,840

With respect to the Osseon assets, we are amortizing developed technology over nine years and customer lists on an accelerated basis over eight years. The total weighted-average amortization period for these acquired intangible assets is approximately 9.0 years.

On July 1, 2017, we entered into an exclusive license agreement with Pleuratech ApS ("Pleuratech") to acquire the rights to manufacture and sell the KatGuide chest tube insertion tool. As of September 30, 2017, we had paid $2.0 million in connection with this agreement. We are obligated to pay an additional $5.0 million if certain milestones set forth in the license agreement are met. We are also required to pay royalties equal to 6% of net sales throughout the term of the license agreement. We accounted for this transaction as an asset purchase. We recorded the amount paid upon closing as a license agreement intangible asset, which we intend to amortize over 15 years.

On June 16, 2017, we entered into an asset purchase agreement with Lazarus Medical Technologies, LLC to acquire the patent rights and other intellectual property related to the Repositionable Chest TubeTM and related devices. As of September 30, 2017, we had paid $570,000 in connection with this agreement. We are also obligated to pay an additional $750,000 if certain milestones set forth in the purchase agreement are reached. We are also required to pay royalties equal to 6.0% of net sales throughout the term of the purchase agreement. We accounted for this transaction as an asset purchase. We recorded the amount paid upon closing as a license agreement intangible asset, which we intend to amortize over 15 years.

On May 23, 2017, we paid $2.5 million to acquire 182,000 shares of preferred stock of Fusion Medical, Inc. ("Fusion"), a developer of medical devices designed primarily for clot removal. The shares of preferred stock we acquired, which represent an ownership interest of approximately 19.5%, have been accounted for as an equity method investment of $2.5 million reflected within other assets in the accompanying consolidated balance sheets because we may be deemed to exercise significant influence over the operations of Fusion.

On May 19, 2017, we entered into a business purchase agreement, termination agreement, distribution agreement and a supply agreement with Sugan Co, Ltd. ("Sugan"), a Japanese medical device distributor. Pursuant to these agreements, we terminated our former distributor agreement with Sugan and acquired the customer list Sugan used in the distribution of our products in Japan. The consideration attributed to the customer list was approximately $1.1 million, which is payable on or before December 31, 2017. The purchase price is recorded as a customer list intangible asset and the amount due to Sugan is recorded in accrued expenses within the accompanying consolidated balance sheets. We intend to amortize the customer list intangible asset on an accelerated basis over five years. In addition, we granted to Sugan the right to continue to distribute a limited number of our products, related to fluid administration, through December 31, 2021 and to manufacture and sell to Sugan certain contrast injector products during a term of four years, subject to extensions.

On May 1, 2017, we entered into an agreement and plan of merger with Vascular Access Technologies, Inc. ("VAT"), pursuant to which we acquired the SAFECVAD™ device. We accounted for this acquisition as a business combination. The purchase price for the business was $5.0 million. We also recorded $4.9 million of contingent consideration related to royalties potentially payable to VAT pursuant to the merger agreement. The following table summarizes the preliminary purchase price allocated to the net assets acquired and liabilities assumed (in thousands):

		Preliminary Allocation	Adjustments (1)	Revised Preliminary Allocation
	Net Assets Acquired
	Intangibles
	Developed technology	$7,800	$—	$7,800
	In-process technology	850	250	1,100
	Goodwill	4,323	(153)	4,170
	Deferred tax liabilities	(3,073)	(97)	(3,170)

	Total net assets acquired	$9,900	$—	$9,900

(1)
Amounts represent adjustments to the preliminary purchase price allocation first presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 resulting from our ongoing activities, including reassessment of the assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition.

We are amortizing the developed technology intangible asset over 15 years. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the VAT acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material.

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

Acquisition-related costs associated with the acquisition of the Argon critical care division during the three and nine-month periods ended September 30, 2017, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $90,000 and $2.5 million, respectively. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and nine-month periods ended September 30, 2017, our net sales of Argon products were approximately $11.0 million and $30.0 million, respectively. It is not practical to separately report the earnings related to the Argon acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

The assets and liabilities in the initial purchase price allocation for the Argon acquisition are stated at fair value based on estimates of fair value using available information and making assumptions our management believes are reasonable. The following table summarizes the preliminary purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed (in thousands), adjusted as of September 30, 2017:

		Preliminary Allocation	Adjustments (2)	Revised Preliminary Allocation
	Assets Acquired
	Cash and cash equivalents	$1,436	$—	$1,436
	Trade receivables	8,351	—	8,351
	Inventories	12,217	(995)	11,222
	Prepaid expenses and other assets	1,275	—	1,275
	Property and equipment	2,667	(348)	2,319
	Deferred tax assets	184	19	203
	Intangibles
	Developed technology	2,600	(400)	2,200
	Customer lists	1,300	200	1,500
	Trademarks	1,500	(600)	900
	Total assets acquired	31,530	(2,124)	29,406

	Liabilities Assumed
	Trade payables	(2,306)	(109)	(2,415)
	Accrued expenses	(5,083)	—	(5,083)
	Income taxes payable	(2)	—	(2)
	Deferred income tax liabilities	(999)	(11)	(1,010)
	Total liabilities assumed	(8,390)	(120)	(8,510)

	Total net assets acquired	23,140	(2,244)	20,896
	Gain on bargain purchase (1)	(12,243)	1,447	(10,796)
	Total purchase price	$10,897	$(797)	$10,100

(1)
The total fair value of the net assets acquired from Argon exceeded the purchase price, resulting in a gain on bargain purchase which was recorded within other income (expense) in our consolidated statements of income, and includes a negative adjustment of $778,000 in the three-month period ended September 30, 2017 (in addition to the negative adjustment of $669,000 in the three-month period ended June 30, 2017). We believe the reason for the provisional gain on bargain purchase was a result of the divestiture of a non-strategic, slow-growth critical care business for Argon. It is our understanding that the divestiture allows Argon to focus on its higher growth interventional portfolio.

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

Given the timing of this acquisition, which closed during the first quarter of 2017, as well as the complexity of the acquisition, the entire purchase price allocation disclosed herein (as well as the gain on bargain purchase) is considered provisional at this time and is subject to adjustment to reflect information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date. We continue to assess whether we have fully identified all the assets acquired and the liabilities assumed. Consequently, the measurement period remains open.

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

Acquisition-related costs associated with the Catheter Connections acquisition during the three and nine-month periods ended September 30, 2017, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $31,000 and $482,000, respectively. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and nine-month periods ended September 30, 2017, our net sales of the products acquired from Catheter Connections were approximately $2.7 million and $7.0 million, respectively. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was preliminarily allocated as follows (in thousands):

		Preliminary Allocation	Adjustments (1)	Revised Preliminary Allocation
	Assets Acquired
	Trade receivables	$952	$7	$959
	Inventories	2,244	(87)	2,157
	Prepaid expenses and other assets	181	(96)	85
	Property and equipment	1,472	—	1,472
	Intangibles
	Developed technology	22,900	(1,800)	21,100
	Customer lists	100	600	700
	Trademarks	2,900	—	2,900
	Goodwill	7,612	1,376	8,988
	Total assets acquired	38,361	—	38,361

	Liabilities Assumed
	Trade payables	(338)	—	(338)
	Accrued expenses	(23)	—	(23)
	Total liabilities assumed	(361)	—	(361)

	Net assets acquired	$38,000	$—	$38,000

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

On July 6, 2016, we acquired all the issued and outstanding shares of DFINE Inc. ("DFINE"). The DFINE acquisition added a line of vertebral augmentation products for the treatment of vertebral compression fractures as well as medical devices used to treat metastatic spine tumors. We made an initial payment of $97.5 million to certain DFINE stockholders on July 6, 2016 and paid approximately $578,000 related to a net working capital adjustment subject to review by Merit and the preferred stockholders of DFINE. We accounted for the acquisition as a business combination. In the three-month period ended December 31, 2016, we negotiated the final net working capital adjustment, resulting in a reduction to the purchase price of approximately $1.1 million. As a result, we recorded measurement period adjustments to reduce inventories by approximately $89,000, reduce property and equipment by approximately $109,000, reduce goodwill by approximately $1.2 million, reduce accrued expenses by approximately $407,000 and increase the associated deferred tax liabilities by approximately $113,000. The measurement period for this acquisition is closed. Under U.S. GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no material impact to reported earnings in connection with these measurement period adjustments.

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

We are amortizing the developed HeRO Graft technology asset over ten years, the related trademarks over 5.5 years, and the associated customer lists over 12 years. We have estimated the weighted average life of the intangible HeRO Graft assets acquired to be approximately 9.8 years. Acquisition-related costs related to the HeRO Graft device and other related assets during the year ended December 31, 2016, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2016 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the year ended December 31, 2016, our net sales of the products acquired from CryoLife were approximately $7.1 million. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the HeRO Graft device) in the cardiovascular business segment.

The following table summarizes our consolidated results of operations for the three-month period ended September 30, 2016 and the nine-month periods ended September 30, 2017 and 2016, as well as unaudited pro forma consolidated results of operations as though the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care division had occurred on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2017		September 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Sales	$156,975	$167,321	$536,955	$539,715	$446,123	$494,589
Net Income	973	1,174	20,717	10,047	12,615	16,454
Earnings per common share:
Basic	$0.02	$0.03	$0.43	$0.21	$0.28	$0.37
Diluted	$0.02	$0.03	$0.42	$0.20	$0.28	$0.37

* The pro forma results for the three-month period ended September 30, 2017 are not included in the table above because the operating and financial results for the DFINE and Argon critical care division acquisitions were included in our consolidated statements of income for this period.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, interest expense on long-term debt and changes in the timing of the recognition of the gain on bargain purchase. The pro forma information should not be considered indicative of actual results that would have been achieved if the DFINE acquisition had occurred on January 1, 2015 and the acquisition of the Argon critical care division had occurred on January 1, 2016, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the Laurane, Osseon, VAT, Catheter Connections or HeRO Graft acquisitions as we do not deem the pro forma effect of these transactions to be material.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales (1)
Cardiovascular	$172,723	$150,503	$517,140	$428,571
Endoscopy	6,614	6,472	19,815	17,552
Total net sales	179,337	156,975	536,955	446,123

Operating Income (Loss)(1)
Cardiovascular	(1,207)	1,858	14,239	19,385
Endoscopy	2,086	1,129	5,611	2,889
Total operating income	879	2,987	19,850	22,274
(1) Net sales and operating income have been adjusted from earlier reported year-to-date amounts for 2017 and 2016 to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in the third quarter of 2017.

7. New Financial Accounting Standards.
Recently Adopted
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under these amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted ASU 2017-04 effective January 1, 2017 on a prospective basis, and it did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. We adopted ASU 2017-01 effective January 1, 2017 on a prospective basis. The implementation of ASU 2017-01 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. We adopted ASU 2015-17 effective January 1, 2017 on a prospective basis and did not reclassify presentation of prior year balances. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of ASU 2015-11, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The implementation of ASU 2015-11 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2017.

Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the anticipated impact of adopting ASU 2017-12 on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018. We do not presently anticipate that the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for us beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We expect to adopt this standard using the modified retrospective approach beginning in 2018.

We have substantially completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that we expect to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified.

The Company does not expect revenue to be affected materially in any period due to the adoption of ASC Topic 606 because the Company believes it would have sufficient information to conclude that the transaction price was fixed or determinable under current GAAP and would have recorded revenue upon shipment or delivery under either ASC Topic 605 or ASC Topic 606. Additionally, the Company does not expect cost of sales (product) to be affected materially in any period due to the adoption of Topic 606.

We continue to evaluate the impact that this new standard will have on our Original Equipment Manufacturing arrangements. There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We are currently evaluating our policies, processes, and control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process, and we anticipate it will be completed prior to January 1, 2018.

8. Income Taxes. Our provision for income taxes for the three months ended September 30, 2017 was a tax expense of approximately $1.4 million compared to a tax benefit of $978,000 for the corresponding period of 2016. The increase in the income tax expense for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the discrete tax impact of the in-process research and development charge attributable to the IntelliMedical acquisition completed in the third quarter of 2017, which was not deductible for tax purposes.

Our provision for income taxes for the nine months ended September 30, 2017 and 2016 was a tax expense of approximately $3.9 million and approximately $3.1 million, respectively, which resulted in an effective tax rate of 15.8% and 20.0%, respectively. The decrease in the effective income tax rate for the nine-month period ended September 30, 2017, when compared to the corresponding period of 2016, was primarily related to a discrete tax benefit related to share-based payment awards due to application of ASC Update 2016-09 and a nontaxable gain on the bargain purchase relating to our acquisition of the critical care division of Argon.

9. Revolving Credit Facility and Long-term Debt. Our outstanding debt obligations as of September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
2016 Term loan	$87,500	$145,000
2016 Revolving credit loans	184,000	180,000
2017 Debt facility	6,962	—
Less debt issuance costs	(522)	(627)
Total debt	277,940	324,373
Less current portion	16,962	10,000
Long-term portion	$260,978	$314,373

2017 Debt Facility

On February 23, 2017, we entered into a loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of September 30, 2017, our interest rate on the loan was a variable rate of 2.32%.

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

(3)	Minimum level of Consolidated Net Income (as defined in the Second Amended Credit Agreement) for consecutive periods, and subject to certain adjustments.
(4)	Maximum level of the aggregate amount of all Facility Capital Expenditures (as defined in the Second Amended Credit Agreement) in any fiscal year.
Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of September 30, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of September 30, 2017, we had outstanding borrowings of approximately $271.5 million under the Second Amended Credit Agreement, with available borrowings of approximately $91.0 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of September 30, 2017 was a fixed rate of 2.23% on $126.3 million and a fixed rate of 2.37% on $48.8 million as a result of interest rate swaps (see Note 10), a variable floating rate of 2.49% on $84.5 million and a variable floating rate of 2.49% on $12.0 million. Our interest rate as of December 31, 2016 was a fixed rate of 2.98% on $130.0 million and 3.12% on $45.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on $150.0 million.

Future Payments

Future minimum principal payments on our long-term debt as of September 30, 2017, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2017	2,500
2018	19,462
2019	15,000
2020	17,500
2021	224,000
Total future minimum principal payments	$278,462

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

At September 30, 2017 and December 31, 2016, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at September 30, 2017 was an asset of approximately $4.4 million, which was partially offset by approximately $1.7 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2016 was an asset of approximately $5.0 million, which was partially offset by approximately $1.9 million in deferred taxes.

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

We enter into approximately 100 foreign currency cash flow hedges every month. As of September 30, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	5,555
Swiss Franc	CHF	1,088
Danish Krone	DKK	7,775
British Pound	GBP	2,550
Mexican Peso	MXN	64,425
Swedish Krona	SEK	10,805

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of September 30, 2017, we had entered into foreign currency forward contracts related to those balance sheet accounts with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	21,801
British Pound	GBP	1,128
Chinese Yuan Renminbi	CNY	39,954
Mexican Peso	MXN	17,537
Brazilian Real	BRL	8,500
Australian Dollar	AUD	4,599
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	278
Swedish Krona	SEK	6,007
Canadian Dollar	CAD	1,968
Singapore Dollar	SGD	3,585
Japanese Yen	JPY	178,500
South Korean Won	KRW	1,800,000

Balance Sheet Presentation of Derivatives. As of September 30, 2017 and December 31, 2016, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Interest rate swaps	Prepaid expenses and other assets (current)	$79	$—
Interest rate swaps	Other assets (long-term)	4,309	4,991
Foreign currency forward contracts	Prepaid expenses and other assets (current)	646	116
Foreign currency forward contracts	Other assets (long-term)	158	18

(Liabilities)
Foreign currency forward contracts	Accrued expenses (current)	$(286)	$(275)
Foreign currency forward contracts	Other long-term obligations	(96)	(18)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets (current)	$485	$220
(Liabilities)
Foreign currency forward contracts	Accrued expenses (current)	(210)	(171)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
Derivative instrument			Location in Statements of Income
Interest rate swaps	$1	$(256)	Interest expense	$96	$(153)

Foreign currency forward contracts	100	—	Revenue	(101)	—
			Cost of goods sold	250	—

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Derivative instrument			Location in Statements of Income
Interest rate swaps	$(611)	$(1,503)	Interest expense	$(8)	$(519)

Foreign currency forward contracts	841	—	Revenue	(141)	—
			Cost of goods sold	213	—

The net amount recognized in earnings during the three and nine-month periods ended September 30, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of September 30, 2017, approximately $461,000, or $282,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2017, approximately $624,000, or $381,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Derivative Instrument	Location in Statements of Income
Foreign currency forward contracts	Other income (expense)	$(1,459)	$(76)	$(4,150)	$(222)

See Note 11 for more information about our derivatives.

11. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$4,388	$—	$4,388	$—
Foreign currency contract assets, current and long-term (2)	$1,289	$—	$1,289	$—
Foreign currency contract liabilities, current and long-term (3)	$(592)	$—	$(592)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$4,991	$—	$4,991	$—
Foreign currency contract assets, current and long-term (2)	$354	$—	$354	$—
Foreign currency contract liabilities, current and long-term (3)	$(464)	$—	$(464)	$—

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

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and nine-month periods ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$5,572	$898	$683	$1,024
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	5,500	—	10,400	—
Fair value adjustments recorded to income during the period	20	(193)	39	(136)
Contingent payments made	(15)	(16)	(45)	(199)
Ending balance	$11,077	$689	$11,077	$689

The recurring Level 3 measurement of our contingent consideration liabilities and contingent receivable includes the following significant unobservable inputs at September 30, 2017 and December 31, 2016 (amounts in thousands):

Contingent consideration asset or liability	Fair value at September 30, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$11,077	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2037

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

Contingent consideration asset or liability	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$683	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2017-2028

Contingent receivable	$528	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	57%
			Projected year of payments	2017-2019

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

Our determination of the fair value of the contingent consideration liabilities and contingent receivable could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We record any such change in fair value to operating expenses in our consolidated statements of income. As of September 30, 2017, approximately $10.8 million was included in other long-term obligations and $243,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2016, approximately $595,000 was included in other long-term obligations and $88,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the three and nine-month periods ended September 30, 2017, we had losses of approximately $67,000, and $86,000, respectively, compared to losses of approximately $0 and $90,000 for the three and nine-month periods ended September 30, 2016, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

12. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017 were as follows (in thousands):

2017
Goodwill balance at January 1	$211,927
Effect of foreign exchange	2,418
Additions as the result of acquisitions	19,698
Goodwill balance at September 30	$234,043

As of September 30, 2017, we had recorded approximately $8.3 million of accumulated goodwill impairment charges. The goodwill balances as of September 30, 2017 and December 31, 2016, were related to our cardiovascular segment.

Other intangible assets at September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$15,972	$(3,586)	$12,386
Distribution agreements	6,626	(4,248)	2,378
License agreements	23,804	(4,387)	19,417
Trademarks	16,220	(4,342)	11,878
Covenants not to compete	1,028	(961)	67
Customer lists	25,942	(17,461)	8,481
In-process technology	1,100	—	1,100

Total	$90,692	$(34,985)	$55,707

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$14,130	$(3,165)	$10,965
Distribution agreements	6,626	(3,527)	3,099
License agreements	20,695	(3,422)	17,273
Trademarks	12,380	(3,330)	9,050
Covenants not to compete	1,028	(936)	92
Customer lists	22,261	(15,401)	6,860
Royalty agreements	267	(267)	—

Total	$77,387	$(30,048)	$47,339

Aggregate amortization expense for the three and nine-month periods ended September 30, 2017 was approximately $7.0 million and $19.4 million, respectively. For the three and nine-month periods ended September 30, 2016, aggregate amortization expense was approximately $5.7 million and $13.6 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of September 30, 2017 (in thousands):

Year Ending December 31
Remaining 2017	$6,745
2018	26,152
2019	25,678
2020	24,524
2021	18,013

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

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2017. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. We incurred approximately $2.1 million and $10.6 million of expenses for the three and nine-month periods ended September 30, 2017, respectively, responding to the pending subpoena from the U.S. Department of Justice. We expect that these expenses will be in a similar range in subsequent periods and may potentially be higher, depending on the progress of the investigation and other factors beyond our control. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals.

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

14. Issuance of Common Stock. On March 28, 2017, we closed a public offering of 5,175,000 shares of common stock and received proceeds of approximately $136.6 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $816,000 in other direct cost incurred and paid by us in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding indebtedness under our Second Amended Credit Agreement (including our term loan and revolving credit loans).

15. Subsequent Events. We have evaluated whether any subsequent events have occurred from September 30, 2017 to the time of filing of this report that would require disclosure in the consolidated financial statements. We note the following event below:

On October 2, 2017, we entered into a share purchase agreement with ITL Healthcare Pty Ltd, a custom procedure pack business located in Melbourne, Australia. The transaction was financed with a combination of cash and existing credit facilities, which totaled approximately $11.3 million. We are currently evaluating the accounting treatment of this purchase, as well as performing the valuation of the assets acquired and the related purchase price allocation.

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

•	disruption of our critical information systems or material breaches in the security of our systems;

•	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;

•	consequences of a covenant or payment breach under our debt agreements and instruments, which could lead to an unfavorable refinance or work-out arrangement or foreclosure on our assets;

•	increases in the price of commodity components;

•	negative changes in economic and industry conditions in the United States and other countries;

•	termination or interruption of relationships with our suppliers, or failure of such suppliers to perform;

•	fluctuations in exchange rates for Euro, CNY, GBP or other foreign currencies:

•	our need to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;

•	the potential imposition of fines, penalties, or other adverse consequences if our employees or agents violate the U.S. Foreign Corrupt Practices Act or other laws or regulations;

•	concentration of our revenues among a few products and procedures;

•	development of new products and technology that could render our existing products obsolete;

•	market acceptance of new products;

•	volatility in the market price of our common stock;

•	modification or limitation of governmental or private insurance reimbursement policies;

•	changes in healthcare markets related to healthcare reform initiatives;

•	failures to comply with applicable environmental laws;

•	changes in, or loss of, key personnel;

•	failure to report adverse medical events to the FDA or other regulatory authorities, which may subject us to sanctions that may materially harm our business;

•	work stoppage or transportation risks;

•	uncertainties associated with potential healthcare policy changes which may have a material adverse effect on our business and results of operations;

•	introduction of products in a timely fashion;

•	price and product competition;

•	availability of labor and materials;

•	cost increases;

•	fluctuations in and obsolescence of inventory; and

•	other factors referred to in the 2016 Form 10-K and other materials filed with the Securities and Exchange Commission.

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

We design, develop, manufacture and market single-use medical products for interventional, diagnostic and therapeutic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), electrophysiology ("EP"), and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three-month period ended September 30, 2017, we reported sales of approximately $179.3 million, up approximately $22.4 million or 14.2%, over sales from the three-month period ended September 30, 2016 of approximately $157.0 million. For the nine-month period ended September 30, 2017, we reported sales of approximately $537.0 million, up approximately $90.8 million or 20.4%, over sales for the nine-month period ended September 30, 2016 of approximately $446.1 million.

Gross profit as a percentage of sales increased to 44.9% for the three-month period ended September 30, 2017 as compared to 43.2% for the three-month period ended September 30, 2016. Gross profit as a percentage of sales increased to 44.8% for the nine-month period ended September 30, 2017 as compared to 43.7% for the nine-month period ended September 30, 2016.

Net income for the three-month period ended September 30, 2017 was a loss of approximately $(3.6) million, or $(0.07) per share, as compared to income of approximately $973,000, or $0.02 per share, for the three-month period ended September 30, 2016. For the nine-month period ended September 30, 2017, net income was approximately $20.7 million, or $0.42 per share, as compared to $12.6 million, or $0.28 per share, for the nine-month period ended September 30, 2016.

We anticipate that our business in 2017 will continue to be impacted by the trends identified in the 2016 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2017 and 2016, as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100%	100%	100%	100%
Gross profit	44.9	43.2	44.8	43.7
Selling, general and administrative expenses	30.5	33.9	31.6	31.1
Research and development expenses	7.2	7.3	7.2	7.5
Contingent consideration expense (benefit)	—	(0.1)	—	—
Acquired in-process research and development	6.7	0.2	2.3	0.1
Income from operations	0.5	1.9	3.7	5.0
Other income (expense) - net	(1.7)	(1.9)	0.9	(1.5)
Income (loss) before income taxes	(1.2)	—	4.6	3.5
Net income (loss)	(2.0)	0.6	3.9	2.8

Sales. Sales for the three-month period ended September 30, 2017 increased by 14.2%, or approximately $22.4 million, compared to the corresponding period in 2016. Sales for the nine-month period ended September 30, 2017 increased by 20.4%, or approximately $90.8 million, compared to the corresponding period of 2016. Listed below are the net sales by product category within each of our business segments for the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

		Three Months Ended September 30,			Nine Months Ended September 30,
	% Change	2017	2016	% Change	2017	2016
Cardiovascular (1)
Stand-alone devices	34.2%	$68,724	$51,195	45.6%	$203,434	$139,729
Custom kits and procedure trays	0.7%	30,436	30,223	2.2%	91,107	89,164
Inflation devices	9.0%	20,033	18,371	8.3%	59,329	54,774
Catheters	5.3%	31,751	30,139	12.2%	94,357	84,078
Embolization devices	9.3%	12,252	11,207	8.8%	36,936	33,937
CRM/EP	1.7%	9,527	9,368	18.9%	31,977	26,889
Total	14.8%	172,723	150,503	20.7%	517,140	428,571

Endoscopy (1)
Endoscopy devices	2.2%	6,614	6,472	12.9%	19,815	17,552

Total	14.2%	$179,337	$156,975	20.4%	$536,955	$446,123
(1) Net sales and operating income have been adjusted from earlier reported year-to-date amounts for 2017 and 2016 to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in the third quarter of 2017.

Our cardiovascular sales for the three-month period ended September 30, 2017 were approximately $172.7 million, up 14.8%, when compared to the corresponding period for 2016 of approximately $150.5 million. Sales for the three-month period ended September 30, 2017 were favorably affected by increased sales of (a) our stand-alone devices (particularly our Map™, Medallion, and HeRO® Graft products, as well as new sales from our acquisitions of the Argon and Catheter Connections product lines) of approximately $17.5 million, up 34.2%; (b) our inflation devices of approximately $1.7 million, up 9.0%; (c) our catheters (particularly our SwiftNINJA® product line, Concierge® Guiding Catheters, and our Maestro® microcatheters) of approximately $1.6 million, up 5.3%; and (d) our embolization devices of approximately $1.0 million, up 9.3%.

Our cardiovascular sales increased approximately $88.6 million, or 20.7%, for the nine-month period ended September 30, 2017, on sales of approximately $517.1 million, compared to sales of approximately $428.6 million for the corresponding period of 2016. Sales for the nine-month period ended September 30, 2017 were favorably affected by increased sales of (i) our stand-alone devices (particularly our Map, Medallion, Vaclock, HeRO® Graft and Ensnare products, as well as new sales from our acquisitions of the DFINE, Argon and Catheter Connections product lines) of approximately $63.7 million, up 45.6%; (ii) catheters (particularly our SwiftNINJA® product line, Concierge® guiding catheters, Performa® vessel-sizing catheters, and Maestro® microcatheters) of approximately $10.3 million, up 12.2%; and (iii) CRM/EP of approximately $5.1 million, up 18.9%.

Our endoscopy sales for the three-month period ended September 30, 2017 were approximately $6.6 million, up 2.2%, when compared to sales in the corresponding period of 2016 of approximately $6.5 million. Our endoscopy sales increased 12.9% for the nine-month period ended September 30, 2017, on sales of approximately $19.8 million, when compared to sales for the corresponding period of 2016 of approximately $17.6 million. The increase in both periods was primarily related to an increase in sales of our EndoMAXX™ fully covered esophageal stent, as well as the introduction of our Elation® balloon dilator.

Gross Profit. Gross profit as a percentage of sales increased to 44.9% for the three-month period ended September 30, 2017, compared to 43.2% for the corresponding period of 2016. Gross profit as a percentage of sales increased to 44.8% for the nine-month period ended September 30, 2017, compared to 43.7% for the nine-month period ended September 30, 2016. The increase was primarily due to changes in product mix and increased efficiencies gained from our operations team.

Operating Expenses. Selling, general and administrative ("SG&A") expenses increased approximately $1.5 million, or 2.9%, for the three-month period ended September 30, 2017, compared to the three-month period ended September 30, 2016. As a percentage of sales, SG&A expenses decreased to 30.5% of sales for the three-month period ended September 30, 2017, compared to 33.9% of sales for the three-month period ended September 30, 2016. SG&A expenses increased approximately $31.3 million, or 22.6%, for the nine-month period ended September 30, 2017, compared to the nine-month period ended September 30, 2016. As a percentage of sales, SG&A expenses increased to 31.6% of sales for the nine-month period ended September 30, 2017, compared to 31.1% of sales for the nine-month period ended September 30, 2016. The increase in SG&A expense was primarily related to acquisition and integration costs, legal expenses of approximately of $2.1 million and $10.6 million for the three and nine months ended September 30, 2017, respectively, incurred in responding to the pending subpoena from the U.S. Department of Justice, increased headcount, increased amortization, and foreign market expansion.

Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2017 were approximately $12.8 million, up 12.4% when compared to research and development expenses in the corresponding period of 2016 of approximately $11.4 million. Research and development expenses for the nine-month period ended September 30, 2017 were approximately $38.7 million , up 15.7%, when compared to research and development expenses in the corresponding period of 2016 of approximately $33.4 million. The increase in both periods was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Acquired in-process research and development. Acquired in-process research and development expenses ("Acquired R&D") for the three-month period ended September 30, 2017 were approximately $12.1 million, up $11.8 million when compared to acquired R&D expenses in the corresponding period of 2016 of approximately $300,000. Acquired R&D expenses for the nine-month period ended September 30, 2017 were approximately $12.1 million, up $11.7 million, when compared to acquired R&D expenses in the corresponding period of 2016 of approximately $400,000. This increase was driven primarily by the acquisition of IntelliMedical and its intellectual property rights associated with a steerable guidewire system as discussed in Note 5 of the condensed notes to our consolidated financial statements.

Operating Income. The following table sets forth our operating income by business segment for the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Income (Loss) (1)
Cardiovascular	(1,207)	1,858	14,239	19,385
Endoscopy	2,086	1,129	5,611	2,889
Total operating income	879	2,987	19,850	22,274
(1) Net sales and operating income have been adjusted from earlier reported year-to-date amounts for 2017 and 2016 to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in the third quarter of 2017.

Cardiovascular Operating Income (Loss). Our cardiovascular operating loss for the three-month period ended September 30, 2017 was approximately $(1.2) million, compared to our cardiovascular operating income of approximately $1.9 million for the three-month period ended September 30, 2016. The decrease in cardiovascular operating income was primarily related to the acquired in-process research and development expenses of $12.1 million attributable to the IntelliMedical acquisition and $2.1 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice, which were partially offset by increased sales and gross margin improvements. Our cardiovascular operating income for the nine-month period ended September 30, 2017 was approximately $14.2 million, compared to our cardiovascular operating income of approximately $19.4 million for the nine-month period ended September 30, 2016. The decrease in cardiovascular operating income between the nine months ended September 30, 2017 and the nine months ended September 30, 2016 was primarily related to headcount additions, $10.6 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice, the acquired in-process research and development expenses of $12.1 million and acquisition and integration-related costs, which were partially offset by increased sales and gross margin improvements.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2017 was approximately $2.1 million, compared to approximately $1.1 million for the three-month period ended September 30, 2016. Our endoscopy operating income for the nine-month period ended September 30, 2017 was approximately $5.6 million, compared to approximately $2.9 million for the nine-month period ended September 30, 2016. The increases in endoscopy operating income for the three and nine-months ended September 30, 2017 were primarily the result of higher sales and gross margin improvements, partially offset by higher SG&A expenses.

Income Taxes. Our provision for income taxes for the three months ended September 30, 2017 was a tax expense of approximately $1.4 million compared to a tax benefit of $978,000 for the corresponding period of 2016. This was primarily due to the discrete tax impact of the in-process research and development charge attributable to the IntelliMedical acquisition completed in the third quarter of 2017, which was not deductible for tax purposes. Our provision for income taxes for the nine months ended September 30, 2017 and 2016 was a tax expense of approximately $3.9 million and $3.1 million, respectively, which resulted in an effective tax rate of 15.8% and 20.0%, respectively.  The decrease in the effective income tax rate for the nine-month period ended September 30, 2017, when compared to the corresponding period of 2016, was primarily related to a discrete tax benefit related to share-based payment awards due to application of ASU No. 2016-09 and a nontaxable gain on the bargain purchase recorded relating to the acquisition of the critical care division of Argon.
Other Income (Expense) - Net. Our other income (expense) for the three-month periods ended September 30, 2017 and 2016 was expense of approximately $(3.1) million and $(3.0) million, respectively. The increase in other expense was principally the result of a reduction to the gain on bargain purchase related to the acquisition of the Argon critical care division of approximately $(778,000), which was offset by lower interest expense due to lower average debt balances.
Our other income (expense) for the nine-month periods ended September 30, 2017 and 2016 was income of approximately $4.8 million and expense of approximately $(6.5) million, respectively. The change in other income (expense) was principally the result of a gain on bargain purchase related to the acquisition of the Argon critical care division of approximately $10.8 million.
Net Income (Loss). We experienced a net loss for the three-month period ended September 30, 2017 of approximately $(3.6) million, compared to net income for the three-month period ended September 30, 2016 of approximately $1.0 million. Our net income for the nine-month periods ended September 30, 2017 and 2016 was approximately $20.7 million and $12.6 million, respectively. The net loss for the three months ended September 30, 2017 was primarily due to the acquired in-process research and development expenses of $12.1 million primarily attributable to the IntelliMedical acquisition, which was partially offset by increased sales, gross margin improvement and a discrete tax benefit related to share-based payment awards due to application of ASU No. 2016-09 which decreased our effective income tax rate.

Our net income for the nine-month periods ended September 30, 2017 and 2016 was approximately $20.7 million and $12.6 million, respectively. The increase in net income for the nine months ended September 30, 2017 was primarily due to increased sales, gross margin improvement and the gain on bargain purchase of approximately $10.8 million related to the acquisition of the Argon critical care division and a discrete tax benefit related to share-based payment awards due to application of ASU No. 2016-09 (which decreased our effective income tax rate), which was partially offset by the acquired in-process research and development expenses of $12.1 million attributable to the IntelliMedical acquisition, approximately $10.6 million of legal expenses incurred in responding to the pending subpoena from the U.S. Department of Justice, and approximately $5.0 million of acquisition and integration-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $23.4 million and $19.2 million respectively, of which $21.6 million and $18.4 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. The cash held by our foreign subsidiaries for permanent reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. A deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $14.5 million and $9.5 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the nine-month periods ended September 30, 2017 and 2016 was primarily the result of net income excluding non-cash items offset by shifts in working capital. Our working capital as of September 30, 2017 and December 31, 2016 was approximately $192.1 million and $155.1 million, respectively. The increase in working capital as of September 30, 2017 compared to December 31, 2016 was primarily the result of increases in cash, trade receivables, inventories and prepaid expenses, which were partially offset by an increase in accrued expenses and the current portion of long-term debt. As of September 30, 2017 and December 31, 2016, we had a current ratio of 2.78 to 1 and 2.76 to 1, respectively.

During the nine-month period ended September 30, 2017, our inventory balance increased approximately $24.9 million, from approximately $120.7 million as of December 31, 2016 to approximately $145.6 million as of September 30, 2017. The increase in the inventory balance was due, in large part, to the acquisition of Catheter Connections and the critical care division of Argon. The trailing twelve-month inventory turns as of September 30, 2017 decreased to 2.92, compared to 3.00 as of September 30, 2016.
Cash flows provided by financing activities. Net cash provided by financing activities for the nine-month period ended September 30, 2017 was approximately $95.7 million, compared to cash provided by financing activities of approximately $123.5 million for the nine-month period ended September 30, 2016, a decrease of approximately $27.8 million. The decrease in net cash provided from financing activities was primarily the result of a decrease of approximately $52.0 million in proceeds from the issuance of long-term debt in the nine months ended September 30, 2017 and an increase of approximately $115.3 million in payments on long-term debt during the same period, partially offset by our public equity offering of 5,175,000 shares of common stock. We received net proceeds of approximately $136.6 million which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $816,000 in other direct cost incurred and paid by us in connection with this equity offering.
On February 23, 2017, we entered into a loan agreement with HSBC Bank, whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on February 1, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month LIBOR rate plus 1.0%, and resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. Our interest rate as of September 30, 2017 was a variable rate of 2.32%.

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

(3)	Minimum level of Consolidated Net Income (as defined in the Second Amended Credit Agreement) for consecutive periods, and subject to certain adjustments.
(4)	Maximum level of the aggregate amount of all Facility Capital Expenditures (as defined in the Second Amended Credit Agreement) in any fiscal year.

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of September 30, 2017, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of September 30, 2017, we had outstanding borrowings of approximately $271.5 million under the Second Amended Credit Agreement, with available borrowings of approximately $91.0 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of September 30, 2017 was a fixed rate of 2.23% on $126.3 million and a fixed rate of 2.37% on $48.8 million as a result of interest rate swaps (see Note 10 of the condensed notes to our consolidated financial statements), a variable floating rate of 2.49% on $84.5 million and a variable floating rate of 2.49% on $12.0 million. Our interest rate as of December 31, 2016 was a fixed rate of 2.98% on $130.0 million and 3.12% on $45.0 million as a result of interest rate swaps and a variable floating rate of 2.77% on approximately $150.0 million.

Cash flows used in investing activities. Our cash flow used in investing activities for the nine-month period ended September 30, 2017 was approximately $134.9 million, compared to approximately $146.8 million for the nine-month period ended September 30, 2016, a decrease of approximately $11.9 million. This decrease was primarily a result of a decrease of approximately $16.3 million in net cash paid for acquisitions during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 (see Note 5 of the condensed notes to our consolidated financial statements), partially offset by a $3.0 million increase in capital expenditures for property and equipment. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

Capital expenditures for property and equipment were approximately $29.5 million and $26.5 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

Inventory Obsolescence. On a quarterly basis, our management reviews inventory quantities on hand for unmarketable and/or slow-moving products that may expire prior to being sold. This review includes quantities on hand for both raw materials and finished goods. Based on this review, we provide adjustments for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow-moving products is based on forecasted product demand prior to expiration lives.

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2016, 2015 and 2014, we recorded obsolescence expense of approximately $3.9 million, $2.8 million, and $2.3 million, respectively, and wrote off approximately $2.8 million, $2.5 million, and $2.4 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2017 have been accurately adjusted for any unmarketable and/or slow-moving products that may expire prior to being sold.

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

Goodwill and Intangible Assets Impairment and Contingent Consideration. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2017, which was completed during the third quarter of 2017, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our principal market risk relates to changes in the value of the Euro (EUR), Chinese Yuan Renminbi (CNY), and British Pound (GBP) relative to the value of the U.S. Dollar (USD). We also have a limited market risk relating to the Hong Kong Dollar (HKD), Mexican Peso (MXN), Australian Dollar (AUD), Canadian Dollar (CAD), Brazilian Real (BRL), Swiss Franc (CHF), Swedish Krona (SEK), Danish Krone (DKK), Singapore Dollar (SGD), Japanese Yen (JPY), and South Korean Won (KRW). Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended September 30, 2017, a portion of our net sales (approximately $53.4 million, representing approximately 29.8% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, a strengthening of the U.S. Dollar against the Euro, will positively affect our net income. Excluding the effect of our hedging program, a strengthening U.S. Dollar against the Euro of 10% would increase our annual net income by approximately $2.2 million. Conversely, a weakening U.S. Dollar against the Euro of 10% would decrease our annual net income by approximately $2.2 million. A strengthening U.S. Dollar against the Chinese Yuan Renminbi of 10% would decrease our annual net income by approximately $5.5 million. Conversely, a weakening U.S. Dollar against the Chinese Yuan Renminbi of 10% would increase our annual net income by approximately $5.5 million dollars. During the three-month period ended September 30, 2017, using the foreign exchange rates in effect during the comparable prior-year period, exchange rate fluctuations of foreign currencies against the U.S. Dollar resulted in an increase in our gross revenues of approximately $1.0 million, or 0.6%, and an increase in gross margin of approximately $0.8 million, or 1.0% (or approximately 50 basis points in gross margin percentage), primarily as a result of favorable impacts to revenue due to sales denominated in EUR, CAD, BRL, and AUD, partially offset by unfavorable impacts due to decreases in manufacturing costs from our facility in Tijuana, Mexico denominated in MXN and from our facility in Ireland denominated in EUR.

We forecast our net exposure in various receivables and payables to fluctuations in value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of September 30, 2017, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	21,801
British Pound	GBP	1,128
Chinese Yuan Renminbi	CNY	39,954
Mexican Peso	MXN	17,537
Brazilian Real	BRL	8,500
Australian Dollar	AUD	4,599
Hong Kong Dollar	HKD	11,000
Swiss Franc	CHF	278
Swedish Krona	SEK	6,007
Canadian Dollar	CAD	1,968
Singapore Dollar	SGD	3,585
Japanese Yen	JPY	178,500
South Korean Won	KRW	1,800,000

We also forecast our net exposure related to sales and expenses denominated in foreign currencies. As of September 30, 2017, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Euro	EUR	5,555
Swiss Franc	CHF	1,088
Danish Krone	DKK	7,775
British Pound	GBP	2,550
Mexican Peso	MXN	64,425
Swedish Krona	SEK	10,805

See Note 10 to our consolidated financial statements for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 9 to our consolidated financial statements, we had outstanding borrowings of approximately $271.5 million under the Second Amended Credit Agreement as of September 30, 2017. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. As part of our efforts to mitigate interest rate risk, on December 19, 2012, we entered into a LIBOR-based interest rate swap agreement having an initial notional amount of $150.0 million with Wells Fargo to fix the one-month LIBOR rate at 0.98%. As of September 30, 2017, a notional amount of $126.3 million remained on the interest rate swap agreement, which expires on December 19, 2017. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $42.5 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The notional amount of this interest rate swap increases quarterly by an amount equal to the decrease of the hedge entered into on December 19, 2012, up to the amount of $175 million. The interest rate swap is scheduled to expire on July 6, 2021. These instruments are intended to reduce our exposure to interest rate fluctuations and were not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $965,000 annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

10.2	Indemnification Agreement with Thomas J. Gunderson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

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

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date:	November 9, 2017	/s/ FRED P. LAMPROPOULOS
FRED P. LAMPROPOULOS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	November 9, 2017	/s/ BERNARD J. BIRKETT
BERNARD J. BIRKETT CHIEF FINANCIAL OFFICER