Form 10-Q
period 2018-03-31
MERIT MEDICAL SYSTEMS INC
filed 2018-05-10
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .
Commission File Number 0-18592

MERIT MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	50,413,450
Title or class	Number of Shares Outstanding at May 7, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2018 AND DECEMBER 31, 2017 (In thousands)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$34,171	$32,336
Trade receivables — net of allowance for uncollectible accounts — 2018 — $1,905 and 2017 — $1,769	119,146	105,536
Other receivables	8,727	9,429
Inventories	166,716	155,288
Prepaid expenses and other assets	10,360	9,096
Prepaid income taxes	3,323	3,225
Income tax refund receivables	1,327	1,211

Total current assets	343,770	316,121

PROPERTY AND EQUIPMENT:
Land and land improvements	27,285	19,877
Buildings	148,278	147,356
Manufacturing equipment	204,053	197,651
Furniture and fixtures	50,840	49,528
Leasehold improvements	32,109	31,161
Construction-in-progress	32,986	32,896

Total property and equipment	495,551	478,469

Less accumulated depreciation	(191,826)	(185,649)

Property and equipment — net	303,725	292,820

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2018 — $78,573 and 2017 — $72,420	241,677	167,771
Other — net of accumulated amortization — 2018 — $40,518 and 2017 — $38,127	66,200	59,553
Goodwill	244,125	238,147
Deferred income tax assets	2,441	2,359
Other assets	37,271	35,040

Total other assets	591,714	502,870

TOTAL	$1,239,209	$1,111,811

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2018 AND DECEMBER 31, 2017 (In thousands)

	March 31,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$43,739	$34,931
Accrued expenses	57,531	58,932
Current portion of long-term debt	20,733	19,459
Income taxes payable	2,397	2,298

Total current liabilities	124,400	115,620

LONG-TERM DEBT	365,797	259,013

DEFERRED INCOME TAX LIABILITIES	23,330	23,289

LONG-TERM INCOME TAXES PAYABLE	4,846	4,846

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,746	2,746

DEFERRED COMPENSATION PAYABLE	11,185	11,181

DEFERRED CREDITS	2,367	2,403

OTHER LONG-TERM OBLIGATIONS	16,027	16,379

Total liabilities	550,698	435,477

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued	—	—
Common stock, no par value; shares authorized — 2018 and 2017 - 100,000; issued and outstanding as of March 31, 2018 - 50,346 and December 31, 2017 - 50,248	356,228	353,392
Retained earnings	326,677	321,408
Accumulated other comprehensive income	5,606	1,534

Total stockholders’ equity	688,511	676,334

TOTAL	$1,239,209	$1,111,811

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (In thousands, except per share amounts - unaudited)

	Three Months Ended March 31,
	2018	2017
NET SALES	$203,035	$171,069

COST OF SALES	114,979	95,127

GROSS PROFIT	88,056	75,942

OPERATING EXPENSES:
Selling, general and administrative	64,913	57,771
Research and development	14,322	12,525
Contingent consideration expense	40	37

Total operating expenses	79,275	70,333

INCOME FROM OPERATIONS	8,781	5,609

OTHER INCOME (EXPENSE):
Interest income	146	83
Interest expense	(2,398)	(2,706)
Gain on bargain purchase	—	12,243
Other income (expense) - net	(170)	264

Other income (expense) — net	(2,422)	9,884

INCOME BEFORE INCOME TAXES	6,359	15,493

INCOME TAX EXPENSE	1,090	690

NET INCOME	$5,269	$14,803

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.33

Diluted	$0.10	$0.32

AVERAGE COMMON SHARES:
Basic	50,277	44,830

Diluted	51,910	45,820

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands - unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$5,269	$14,803
Other comprehensive income (loss):
Cash flow hedges	1,992	837
Less income tax expense	(512)	(326)
Foreign currency translation adjustment	2,592	780
Less income tax expense	—	(252)
Total other comprehensive income	4,072	1,039
Total comprehensive income	$9,341	$15,842

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (In thousands - unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,269	$14,803

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,284	12,759
Gain on bargain purchase	—	(12,243)
Loss on sales and/or abandonment of property and equipment	351	212
Write-off of patents and intangible assets	57	18
Amortization of deferred credits	(36)	(40)
Amortization of long-term debt issuance costs	201	171
Deferred income taxes	—	(387)
Stock-based compensation expense	1,256	577
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(13,166)	(5,757)
Other receivables	898	410
Inventories	(5,388)	844
Prepaid expenses and other current assets	(1,223)	229
Prepaid income taxes	(72)	(89)
Income tax refund receivables	(205)	(350)
Other assets	(491)	(1,172)
Trade payables	8,409	1,039
Accrued expenses	(2,395)	3,199
Income taxes payable	(480)	(22)
Deferred compensation payable	3	187
Other long-term obligations	(337)	790

Total adjustments	2,666	375

Net cash provided by operating activities	7,935	15,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(16,239)	(10,178)
Intangible assets	(885)	(668)
Proceeds from the sale of property and equipment	3	3
Cash paid in acquisitions, net of cash acquired	(100,195)	(47,461)

Net cash used in investing activities	(117,316)	(58,304)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (In thousands - unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,511	$138,569
Offering costs	—	(833)
Proceeds from issuance of long-term debt	256,971	83,723
Payments on long-term debt	(148,971)	(170,723)
Contingent payments related to acquisitions	(15)	(15)

Net cash provided by financing activities	109,496	50,721

EFFECT OF EXCHANGE RATES ON CASH	1,720	(302)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,835	7,293

CASH AND CASH EQUIVALENTS:
Beginning of period	32,336	19,171

End of period	$34,171	$26,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $146 and $119, respectively)	$2,383	$2,743

Income taxes	$1,810	$1,571

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,752	$756

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2018 and 2017 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2018 and December 31, 2017, and our results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month periods ended March 31, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2017 Form 10-K") for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018.

2. Inventories. Inventories at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$95,485	$86,555
Work-in-process	19,265	12,799
Raw materials	51,966	55,934

Total Inventories	$166,716	$155,288

3. Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the three months ended March 31, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$184	$96
Research and development	124	52
Selling, general and administrative	948	429
Stock-based compensation expense before taxes	$1,256	$577

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of March 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $20.7 million and is expected to be recognized over a weighted average period of 3.57 years.

During the three-month period ended March 31, 2018, we granted stock-based awards representing 492,002 shares of our common stock. During the three-month period ended March 31, 2017, we did not grant any new stock-based awards. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.63%
Expected option life	5.0 years
Expected dividend yield	—
Expected price volatility	34.32%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Three-month period ended March 31, 2018:
Basic EPS	$5,269	50,277	$0.10
Effect of dilutive stock options and warrants		1,633

Diluted EPS	$5,269	51,910	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		184

Three-month period ended March 31, 2017:
Basic EPS	$14,803	44,830	$0.33
Effect of dilutive stock options and warrants		990

Diluted EPS	$14,803	45,820	$0.32

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		96

5. Acquisitions. On February 14, 2018, we acquired certain divested assets from Becton, Dickinson and Company ("BD"), for an aggregate purchase price of $100.1 million. The assets acquired include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System, Tru-Cut® Biopsy Needles as well as Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. We accounted for this acquisition as a business combination.

During the period from February 14, 2018 to March 31, 2018, our net sales of BD products were approximately $6.3 million. It is not practical to separately report the earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular business segment. Acquisition-related costs associated with the BD acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.8 million. The following table summarizes the preliminary purchase price allocated to the assets acquired from BD (in thousands):

Net Assets Acquired
Inventories	$6,039
Property and equipment	581
Intangibles
Developed technology	79,900
Customer list	3,500
Trademarks	4,700
Goodwill	5,387

Total net assets acquired	$100,107

We are amortizing the developed technology intangible assets over eight years, the related trademarks over nine years, and the customer lists on an accelerated basis over seven years. The total weighted-average amortization period for these acquired intangible assets is eight years.

On October 2, 2017, we acquired a custom procedure pack business located in Melbourne, Australia from ITL Healthcare Pty Ltd. ("ITL"), for an aggregate purchase price of $11.3 million. We accounted for this acquisition as a business combination. The following table summarizes the aggregate purchase price allocated to the assets acquired from ITL (in thousands):

Assets Acquired
Trade receivables	$1,287
Other receivables	56
Inventories	1,808
Prepaid expenses and other assets	65
Property and equipment	1,053
Intangibles
Customer lists	5,940
Goodwill	3,740
Total assets acquired	13,949

Liabilities Assumed
Trade payables	(216)
Accrued expenses	(542)
Deferred tax liabilities	(1,901)
Total liabilities assumed	(2,659)

Total net assets acquired	$11,290

We are amortizing the customer list on an accelerated basis over seven years. Acquisition-related costs associated with the ITL acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income in the 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three months ended March 31, 2018, our net sales of ITL products were approximately $2.2 million. It is not practical to separately report the earnings related to the ITL acquisition, as we cannot split out sales costs related solely to the products we acquired from ITL, principally because our sales representatives sell multiple products (including the products we acquired from ITL) in our cardiovascular business segment.

On August 4, 2017, we acquired from Laurane Medical S.A.S. ("Laurane") and its shareholders inventories and the intellectual property rights associated with certain manual bone biopsy devices, manual bone marrow needles and muscle biopsy kits for an aggregate purchase price of $16.5 million. We also recorded a contingent consideration liability of $5.5 million related to royalties potentially payable to Laurane's shareholders pursuant to the terms of an intellectual property purchase agreement. We accounted for this acquisition as a business combination. The following table summarizes the aggregate purchase price (including contingent royalty payment liabilities) allocated to the assets acquired from Laurane (in thousands):

Net Assets Acquired
Inventories	$594
Intangibles
Developed technology	14,920
Customer list	120
Goodwill	6,366

Total net assets acquired	$22,000

We are amortizing the developed technology intangible asset over 12 years and the customer list on an accelerated basis over one year. The total weighted-average amortization period for these acquired intangible assets is 11.9 years. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Laurane acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were not material.

On July 3, 2017, we acquired from Osseon LLC (“Osseon”) substantially all the assets related to Osseon’s vertebral augmentation products. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $6.8 million. Acquisition-related costs associated with the Osseon acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three-months ended March 31, 2018, our net sales of Osseon products were approximately $545,000. It is not practical to separately report the earnings related to the Osseon acquisition, as we cannot split out sales costs related solely to the products we acquired from Osseon, principally because our sales representatives sell multiple products (including the products we acquired from Osseon) in our cardiovascular business segment. The following table summarizes the purchase price allocated to the net assets acquired (in thousands):

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

On May 1, 2017, we entered into an agreement and plan of merger with Vascular Access Technologies, Inc. ("VAT"), pursuant to which we acquired the SAFECVAD™ device. We accounted for this acquisition as a business combination. The purchase price for the business was $5.0 million. We also recorded $4.9 million of contingent consideration related to royalties potentially payable to VAT pursuant to the merger agreement. The following table summarizes the purchase price allocated to the net assets acquired and liabilities assumed (in thousands):

Net Assets Acquired
Intangibles
Developed technology	$7,800
In-process technology	920
Goodwill	4,281
Deferred tax liabilities	(3,101)

Total net assets acquired	$9,900

We are amortizing the developed technology intangible asset over 15 years. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the VAT acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were not material.

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

Acquisition-related costs associated with the acquisition of the Argon critical care division during the year ended December 31, 2017, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were approximately $2.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three-months ended March 31, 2018 and 2017, our net sales of the Argon critical care products were approximately $12.5 million and $7.2 million, respectively. It is not practical to separately report the earnings related to the Argon critical care acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

The assets and liabilities in the purchase price allocation for the Argon critical care acquisition are stated at fair value based on estimates of fair value using available information and making assumptions our management believes are reasonable. The following table summarizes the purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed (in thousands):

Assets Acquired
Cash and cash equivalents	$1,436
Trade receivables	8,351
Inventories	11,222
Prepaid expenses and other assets	1,275
Income tax refund receivable	165
Property and equipment	2,319
Deferred tax assets	202
Intangibles
Developed technology	2,200
Customer lists	1,500
Trademarks	900
Total assets acquired	29,570

Liabilities Assumed
Trade payables	(2,414)
Accrued expenses	(5,083)
Deferred income tax liabilities	(934)
Total liabilities assumed	(8,431)

Total net assets acquired	21,139
Gain on bargain purchase (1)	(11,039)
Total purchase price	$10,100

(1) The total fair value of the net assets acquired from Argon exceeded the purchase price, resulting in a gain on bargain purchase which was recorded within other income (expense) in our consolidated statements of income. We believe the reason for the gain on bargain purchase was a result of the divestiture of a non-strategic, slow-growth critical care business for Argon. It is our understanding that the divestiture allows Argon to focus on its higher growth interventional portfolio. A reduction of $1.2 million was recorded since the bargain purchase gain was first presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, resulting from our ongoing activities, including reassessment of the assets acquired and liabilities assumed. The purchase price allocation for this acquisition is now final.

With respect to the Argon critical care assets, we are amortizing developed technology over seven years and customer lists on an accelerated basis over five years. While U.S. trademarks can be renewed indefinitely, we estimate that we will generate cash flow from the acquired trademarks for a period of five years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is 6.0 years.

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

Acquisition-related costs associated with the Catheter Connections acquisition during the year ended December 31, 2017, which were included in selling, general and administrative expenses were approximately $482,000. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three months ended March 31, 2018 and 2017, our net sales of the products acquired from Catheter Connections were approximately $3.2 million and $1.8 million, respectively. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was allocated as follows (in thousands):

Assets Acquired
Trade receivables	$958
Inventories	2,157
Prepaid expenses and other assets	85
Property and equipment	1,472
Intangibles
Developed technology	21,100
Customer lists	700
Trademarks	2,900
Goodwill	8,989
Total assets acquired	38,361

Liabilities Assumed
Trade payables	(338)
Accrued expenses	(23)
Total liabilities assumed	(361)

Net assets acquired	$38,000

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

Acquisition-related costs during the year ended December 31, 2016, which are included in selling, general, and administrative expenses were approximately $1.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three months ended March 31, 2018 and 2017, our net sales of DFINE products were approximately $7.3 million and $7.1 million, respectively. It is not practical to separately report the earnings related to the DFINE acquisition, as we cannot split out sales costs related to DFINE products, principally because our sales representatives are selling multiple products (including DFINE products) in the cardiovascular business segment.

The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on estimated fair values, as follows (in thousands):

Assets Acquired
Trade receivables	$4,054
Other receivables	6
Inventories	8,585
Prepaid expenses and other assets	630
Property and equipment	1,630
Other long-term assets	145
Intangibles
Developed technology	67,600
Customer lists	2,400
Trademarks	4,400
Goodwill	24,818
Total assets acquired	114,268

Liabilities Assumed
Trade payables	(1,790)
Accrued expenses	(5,298)
Deferred income tax liabilities - current	(701)
Deferred income tax liabilities - noncurrent	(10,844)
Total liabilities assumed	(18,633)

Net assets acquired, net of cash received of $1,327	$95,635

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

We are amortizing the developed HeRO Graft technology asset over 10 years, the related trademarks over 5.5 years, and the associated customer lists over 12 years. We have estimated the weighted average life of the intangible HeRO Graft assets acquired to be approximately 9.8 years. Acquisition-related costs related to the HeRO Graft device and other related assets during the year ended December 31, 2016, which are included in selling, general and administrative expenses, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three-months ended March 31, 2018 and 2017, our net sales of the products acquired from CryoLife were approximately $2.0 million and $2.2 million, respectively. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related to those products, principally because our sales representatives are selling multiple products (including the HeRO Graft device) in the cardiovascular business segment.

The following table summarizes our consolidated results of operations for the three-month period ended March 31, 2017 , as well as unaudited pro forma consolidated results of operations as though the acquisition of the Argon critical care division had occurred on January 1, 2016 (in thousands, except per common share amounts):

	Three Months Ended
	March 31, 2017
	As Reported	Pro Forma
Net sales	$171,069	$173,829
Net income	14,803	1,725
Earnings per common share:
Basic	$0.33	$0.04
Diluted	$0.32	$0.04
* The pro forma results for the three-month period ended March 31, 2018 are not included in the table above because the operating results for the Argon critical care division acquisition were included in our consolidated statements of income for this period.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, interest expense on long-term debt and changes in the timing of the recognition of the gain on bargain purchase. The pro forma information should not be considered indicative of actual results that would have been achieved if the acquisition of the Argon critical care division had occurred on January 1, 2016, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include BD because it was deemed impracticable to obtain information to determine net income associated with the acquired product lines which represent a small product line of a large, consolidated company without standalone financial information. The pro forma consolidated results of operations do not include the ITL, Laurane, Osseon, VAT, Catheter Connections, or HeRO Graft acquisitions as we do not deem the pro forma effect of these transactions to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations. The goodwill recognized from certain acquisitions is expected to be deductible for income tax purposes.

6. Revenue from Contracts with Customers. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), and all subsequent ASUs that modified ASC 606, electing the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition (Topic 605). The adoption of ASC 606 did not have a material impact on the measurement or recognition of revenue in any period. As such, we did not record a cumulative adjustment to the opening equity balance of retained earnings as of January 1, 2018 under the modified retrospective method upon adoption. We have applied this guidance to contracts that were not completed at the date of initial application.

In accordance with ASC 606, we recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods. To achieve this core principle, we apply the following five steps:

1.
Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers. For commissions on product sales, we have elected the practical expedient to expense the costs as incurred if the amortization period would have been one year or less.

2.
Identify the performance obligations in the contract. Generally, our contracts with customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations relate to delivering single-use medical products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans.

3.
Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2018 contained a significant financing component. Further, the methodology for which we estimate and recognize variable consideration (e.g. rebates) is consistent with the requirements of ASC 606. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract sales terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

4.
Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. As such, we recognize revenue upon delivery of the product to the customer's control at contractually stated pricing.

5.
Recognize revenue when or as we satisfy a performance obligation. We satisfy performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

There were no changes in significant judgments that affect the determination of the amount and timing of revenue resulting from the adoption of the new guidance. In addition, there were no significant changes to our internal controls over financial reporting. As a result of the adoption of ASC 606, the allowance for sales returns has been prospectively reclassified from trade receivables to accrued expenses within the unaudited consolidated balance sheet as of March 31, 2018. Prior period balances remain unchanged.

Disaggregation of Revenue

The disaggregation of revenue is based on type of product and geographical region. For descriptions of our product offerings and segments, see Note 12 in our annual report on Form 10-K for the year ended December 31, 2017.

The following table presents revenue from contracts with customers for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	44,010	39,236	83,246	36,164	27,489	63,653
Custom kits and procedure trays	22,318	10,954	33,272	21,466	7,408	28,874
Inflation devices	7,668	14,751	22,419	7,975	10,532	18,507
Catheters	15,270	18,595	33,865	15,129	15,047	30,176
Embolization devices	5,033	7,554	12,587	5,541	6,986	12,527
CRM/EP	8,838	1,628	10,466	9,747	1,270	11,017
Total	103,137	92,718	195,855	96,022	68,732	164,754

Endoscopy
Endoscopy devices	6,918	262	7,180	6,095	220	6,315

Total	110,055	92,980	203,035	102,117	68,952	171,069

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), electrophysiology ("EP"), critical care, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology medical device products which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales (1)
Cardiovascular	$195,855	$164,754
Endoscopy	7,180	6,315
Total net sales	203,035	171,069

Operating Income (1)
Cardiovascular	6,397	3,981
Endoscopy	2,384	1,628
Total operating income	8,781	5,609
(1) Sales and operating income have been adjusted from prior disclosure to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in 2018.

8. Recently Issued Financial Accounting Standards

Recently Adopted

In October 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 became effective for us as of January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. The adoption of the new standard did not have a material impact on our financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this ASU effective January 1, 2018 on a modified retrospective basis. Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations or cash flows. As such, prior period financial statements were not recast and continue to be reported under accounting standards in effect for the prior period. However, additional disclosures have been added in accordance with the requirements of Topic 606 and are reflected in Note 6.

Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of ASU 2018-02 will have a material impact on our consolidated financial statements.

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

9. Income Taxes. On December 22, 2017, the 2017 Tax Act was signed into law. At December 31, 2017, we recorded a provisional net tax benefit related to the remeasurement of deferred taxes and a one-time tax expense for the transition tax. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the 2017 Tax Act may be refined upon obtaining, preparing, and/or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after

December 31, 2017, by U.S. regulatory and standard-setting bodies. As of March 31, 2018, the amounts recorded for the 2017 Tax Act remain provisional and may be impacted by further analysis and subsequently issued guidance.

For tax years beginning after December 31, 2017, the 2017 Tax Act introduces new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (“GILTI”). We have not yet determined our policy election with respect to whether to record deferred taxes for temporary basis differences expected to reverse as GILTI in future periods, or account for taxes on GILTI using the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for the three months ended March 31, 2018.

Our non-U.S. earnings are currently considered as indefinitely reinvested overseas. Previously, any repatriation by way of a dividend may have been subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. Under the 2017 Tax Act, such dividends should no longer be subject to U.S. federal tax. We are still analyzing how the 2017 Tax Act impacts our existing accounting position to indefinitely reinvest foreign earnings and have yet to determine whether we plan to change our position. We will record the tax effects of any change to our existing assertion in the period that we complete our analysis. If such earnings were to be distributed, any foreign withholding taxes could be material.

Our provision for income taxes for the three months ended March 31, 2018 and 2017 was a tax expense of approximately $1.1 million and $690,000, respectively, which resulted in an effective tax rate of 17.1% and 4.5%, respectively. The increase in the income tax expense and effective income tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the nontaxable gain on the bargain purchase recorded in connection with the 2017 acquisition of the critical care division of Argon.

10. Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
2016 Term loan	$82,500	$85,000
2016 Revolving credit loans	297,500	187,000
Collateralized debt facility	6,983	6,959
Less unamortized debt issuance costs	(453)	(487)
Total long-term debt	386,530	278,472
Less current portion	20,733	19,459
Long-term portion	$365,797	$259,013

Collateralized Debt Facility

On March 14, 2018, we renewed our loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on July 10, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of March 31, 2018, our interest rate on the loan was a variable rate of 2.85%.

2016 Term Loan and Revolving Credit Loans

On July 6, 2016, we entered into a Second Amended and Restated Credit Agreement (as amended to date, the “Second Amended Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Second Amended Credit Agreement as lenders. The Second Amended Credit Agreement amends and restates in its entirety our previously outstanding Amended and Restated Credit Agreement and all amendments thereto. The Second Amended Credit Agreement was amended on September 28, 2016 to allow for a new revolving credit loan to our wholly-owned subsidiary, on March 20, 2017 to allow flexibility in how we apply net proceeds received from equity issuances to prepay outstanding indebtedness, on December 13, 2017 to increase the revolving credit commitment by $100 million up to $375 million, and on March 28, 2018 to amend certain debt covenants.

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

The Second Amended Credit Agreement is collateralized by substantially all our assets. The Second Amended Credit Agreement contains covenants, representations and warranties and other terms customary for loans of this nature. The Second Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)
January 1, 2018 and thereafter	3.5 to 1.0
Consolidated EBITDA (2)	1.25 to 1.0
Consolidated Net Income (3)	$—
Facility Capital Expenditures (4)	$30 million

(1)	Maximum Consolidated Total Leverage Ratio (as defined in the Second Amended Credit Agreement) as of any fiscal quarter end.
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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

Future Payments

Future minimum principal payments on our long-term debt as of March 31, 2018, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2018	$16,983
2019	15,000
2020	17,500
2021	337,500
Total future minimum principal payments	$386,983

As of March 31, 2018, we had outstanding borrowings of approximately $380 million under the Second Amended Credit Agreement, with available borrowings of approximately $76.9 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2018 was a fixed rate of 2.37% on $175 million as a result an interest rate swap (see Note 11) and a variable floating rate of 3.14% on $205 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97 million.

11. Derivatives

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

Derivatives Designated as Cash Flow Hedges

On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap having an initial notional amount of $42.5 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid. The notional amount of the interest rate swap increased quarterly by an amount equal to the decrease of a prior hedge (entered into on December 19, 2012), up to the amount of $175.0 million, which was reached upon expiration of the other swap on December 19, 2017. The interest rate swap is scheduled to expire on July 6, 2021.

At March 31, 2018 and December 31, 2017, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swap at March 31, 2018 was an asset of approximately $7.7 million, which was partially offset by approximately $2.0 million in deferred taxes. The fair value of our interest rate swap at December 31, 2017 was an asset of approximately $5.7 million, which was offset by approximately $1.5 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of March 31, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	1,710
Swiss Franc	CHF	1,048
Chinese Renminbi	CNY	15,000
Danish Krone	DKK	11,140
Euro	EUR	6,495
British Pound	GBP	2,845
Mexican Peso	MXN	69,475
Swedish Krona	SEK	12,620

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of March 31, 2018, we had entered into foreign currency forward contracts related to those balance sheet accounts with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	6,993
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	2,738
Swiss Franc	CHF	255
Chinese Renminbi	CNY	24,500
Danish Krone	DKK	2,230
Euro	EUR	23,966
British Pound	GBP	1,497
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	255,000
Korean Won	KRW	1,800,000
Mexican Peso	MXN	17,860
Swedish Krona	SEK	7,987
Singapore Dollar	SGD	6,200

Balance Sheet Presentation of Derivatives. As of March 31, 2018, and December 31, 2017, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis is as follows (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$7,657	$5,749
Foreign currency forward contracts	Prepaid expenses and other assets	683	363
Foreign currency forward contracts	Other assets (long-term)	73	35

Liabilities
Foreign currency forward contracts	Accrued expenses	(536)	(468)
Foreign currency forward contracts	Other long-term obligations	(43)	(82)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$339	$223
Liabilities
Foreign currency forward contracts	Accrued expenses	(480)	(841)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Three months ended March 31,			Three months ended March 31,
	2018	2017		2018	2017
Derivative instrument			Location in statements of income
Interest rate swaps	$2,120	$385	Interest Expense	$213	$(104)
Foreign currency forward contracts	174	388	Revenue	(151)	1
			Cost of sales	241	(65)

The net amount recognized in earnings during the three months ended March 31, 2018 and 2017 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of March 31, 2018, approximately $23,000, or $17,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2018, approximately $1.7 million, or $1.3 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three months ended March 31,
		2018	2017
Derivative Instrument	Location in statements of income
Foreign currency forward contracts	Other expense	$(1,115)	$(858)

12. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$7,657	$—	$7,657	$—
Foreign currency contract assets, current and long-term (2)	$1,095	$—	$1,095	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,059)	$—	$(1,059)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$5,749	$—	$5,749	$—
Foreign currency contract assets, current and long-term (2)	$621	$—	$621	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,391)	$—	$(1,391)	$—
(1)    The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as other assets or other long-term obligations in the consolidated balance sheets.
(2)    The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other assets or other long-term assets in the consolidated balance sheets.
(3)    The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three-month periods ended March 31, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$10,956	$683
Fair value adjustments recorded to income during the period	(13)	37
Contingent payments made	(15)	(15)
Ending balance	$10,928	$705

As of March 31, 2018, approximately $10.7 million in contingent consideration liability was included in other long-term obligations and approximately $254,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2017, approximately $10.7 million in contingent consideration liability was included in other long-term obligations and $289,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of March 31, 2018 and December 31, 2017 had a value of approximately $553,000 and $760,000, respectively. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the quarter ended March 31, 2018, we recorded a loss on the contingent receivable of approximately $53,000 and received a payment of approximately $153,000. As of March 31, 2018, approximately $259,000 was included in other long-term assets and approximately $294,000 was included in other receivables as a current asset in our consolidated balance sheet. As of December 31, 2017, approximately $319,000 was included in other long-term assets and approximately $441,000 was included in other receivables as a current asset in our consolidated balance sheet.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable includes the following significant unobservable inputs at March 31, 2018 and December 31, 2017 (amounts in thousands):

Contingent consideration asset or liability	Fair value at March 31, 2018	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,928	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2018-2037

Contingent receivable	$553	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	64%
			Projected year of payments	2018-2019

Contingent consideration asset or liability	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,956	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2018-2037

Contingent receivable	$760	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	75%
			Projected year of payments	2018-2019

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

During the three-month periods ended March 31, 2018 and 2017, we had losses of approximately $57,000 and $18,000, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

We believe the carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are Level 1 inputs.

13. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three-month period ended March 31, 2018 were as follows (in thousands):

2018
Goodwill balance at January 1	$238,147
Effect of foreign exchange	591
Additions as the result of acquisitions	5,387
Goodwill balance at March 31	$244,125

As of March 31, 2018, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of March 31, 2018 and December 31, 2017, is related to our cardiovascular segment.

Other intangible assets at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$17,356	$(4,023)	$13,333
Distribution agreements	7,262	(4,966)	2,296
License agreements	23,920	(6,077)	17,843
Trademarks	20,935	(5,079)	15,856
Covenants not to compete	1,028	(976)	52
Customer lists	35,297	(19,397)	15,900
In-process technology	920	—	920

Total	$106,718	$(40,518)	$66,200

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$16,528	$(3,737)	$12,791
Distribution agreements	7,262	(4,686)	2,576
License agreements	23,783	(5,568)	18,215
Trademarks	16,224	(4,686)	11,538
Covenants not to compete	1,028	(968)	60
Customer lists	31,935	(18,482)	13,453
In-process technology	920	—	920

Total	$97,680	$(38,127)	$59,553

Aggregate amortization expense for the three-month periods ended March 31, 2018 and 2017 was approximately $8.5 million and $6.2 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2018 (in thousands):

Year Ending December 31
Remaining 2018	$36,644
2019	41,215
2020	38,160
2021	30,525
2022	28,879

14. Commitments and Contingencies. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contract disputes, and employment or other matters that are significant to our business. Based upon our review of currently available information, we do not believe any such actions are likely to be, individually or in the aggregate, materially adverse to our business, financial condition, results of operations or liquidity.

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2018. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice subpoena for the three-month periods ended March 31, 2018 and 2017 were approximately $1.7 million and $4.8 million, respectively.

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

15. Issuance of Common Stock. On March 28, 2017, we closed a public offering of 5,175,000 shares of common stock and received proceeds of approximately $136.6 million, which is net of approximately $8.8 million in underwriting discounts and commissions and approximately $816,000 in other direct cost incurred and paid by us in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding indebtedness under our Second Amended Credit Agreement (including our term loan and revolving credit loans).

16. Subsequent Events. In April 2018, we entered into long-term agreements with NinePoint Medical, Inc. (“NinePoint”), pursuant to which, we (a) became the exclusive worldwide distributor for the NvisionVLE® Imaging System with Real-time Targeting™ using Optical Coherence Tomography (OCT), (b) acquired an option to purchase up to 100% of the outstanding equity in NinePoint, and (c) made a loan to NinePoint, all in exchange for total consideration of $20.5 million. We believe the NinePoint products will enhance the product offerings of our Endotek division (in our endoscopy segment) and will be another step to adding therapy and disease-state products to our portfolio. The NinePoint products have 510(k) clearance in the United States, and NinePoint is preparing a CE mark application. We plan to launch the NinePoint products globally on a measured basis. We are currently evaluating the accounting treatment of these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

•	risks relating to managing growth, particularly if accomplished through acquisitions and the integration of acquired businesses;

•	risks relating to protecting our intellectual property;

•	claims by third parties that we infringe their intellectual property rights which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;

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

•	risks relating to significant adverse changes in, or our failure to comply with, governing regulations;

•	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;

•
expending significant resources for research, development, testing and regulatory approval or clearance of our products under development and any failure to develop the products, any failure of the products to be effective or any failure to obtain approvals for commercial use;

•	violations of laws targeting fraud and abuse in the healthcare industry;

•	risks relating to healthcare reform legislation negatively affecting our financial results, business, operations or financial condition;

•	changes in the regulatory approval process and requirements in foreign countries, which could force us to incur additional expense or experience delays or uncertainties;

•	loss of key personnel;

•	product liability claims;

•	failure to report adverse medical events to the FDA, which may subject us to sanctions that may materially harm our business;

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

•	our inability to accurately forecast customer demand for our products or manage our inventory;

•	changes in international and national economic and industry conditions;

•	inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;

•	risks relating to our revenues being derived from a few products and medical procedures;

•	volatility of the market price of our common stock;

•	risks relating to work stoppage, transportation interruptions, severe weather and natural disasters;

•	fluctuations in our effective tax rate adversely affecting our business, financial condition or results of operations;

•	limits on reimbursement imposed by governmental and other programs;

•	failure to comply with applicable environmental laws and regulations; and

•	other factors referenced in our press releases and in our reports filed with the Securities and Exchange Commission.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2017 Form 10-K.

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

For the three-month period ended March 31, 2018, we reported sales of approximately $203.0 million, up approximately $32.0 million or 18.7%, over sales from the three-month period ended March 31, 2017 of approximately $171.1 million.

Gross profit as a percentage of sales decreased to 43.4% for the three-month period ended March 31, 2018 as compared to 44.4% for the three-month period ended March 31, 2017.

Net income for the three-month period ended March 31, 2018 was approximately $5.3 million, or $0.10 per share, as compared to $14.8 million, or $0.32 per share, for the three-month period ended March 31, 2017.

We anticipate that our business in 2018 will be impacted by the trends identified in the 2017 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

Recent Developments and Trends

In addition to the trends identified in the 2017 Form 10-K, we believe the following recent events and trends will likely impact our business in 2018:

•
In February 2018, we acquired certain divested assets from BD for an aggregate purchase price of $100.1 million. The acquired assets include the soft tissue core needle biopsy products sold under the trade names of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System, Tru-Cut® Biopsy Needles as well as Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. During the period from February 14, 2018 to March 31, 2018, our net sales of BD products were approximately $6.3 million.

•
In April 2018, we entered into long-term agreements with NinePoint Medical, Inc. (“NinePoint”), pursuant to which, we (a) became the exclusive worldwide distributor for the NvisionVLE® Imaging System with Real-time Targeting™ using Optical Coherence Tomography (OCT), (b) acquired an option to purchase up to 100% of the outstanding equity in NinePoint, and (c) made a loan to NinePoint, all in exchange for total consideration of $20.5 million. We believe the NinePoint products will enhance the product offerings of our Endotek division (in our endoscopy segment) and will be another step to adding therapy and disease-state products to our portfolio. The NinePoint products have 510(k) clearance in the United States, and NinePoint is preparing a CE mark application. We plan to launch the NinePoint products globally on a measured basis. We are currently evaluating the accounting treatment of these transactions.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2018 and 2017, as indicated:

	Three Months Ended March 31,
	2018	2017
Net sales	100%	100%
Gross profit	43.4	44.4
Selling, general and administrative expenses	32.0	33.8
Research and development expenses	7.1	7.3
Income from operations	4.3	3.3
Other income (expense) - net	(1.2)	5.8
Income before income taxes	3.1	9.1
Net income	2.6	8.7

Sales

Sales for the three-month period ended March 31, 2018 increased by 18.7%, or approximately $32.0 million, compared to the corresponding period in 2017. Listed below are the sales by product category within each of our two financial reporting segments for the three-month periods ended March 31, 2018 and 2017 (in thousands, other than percentage changes):

		Three Months Ended March 31,
	% Change	2018	2017
Cardiovascular
Stand-alone devices	31%	$83,246	$63,653
Custom kits and procedure trays	15%	33,272	28,874
Inflation devices	21%	22,419	18,507
Catheters	12%	33,865	30,176
Embolization devices	—%	12,587	12,527
CRM/EP	(5)%	10,466	11,017
Total	19%	195,855	164,754

Endoscopy
Endoscopy devices	14%	7,180	6,315

Total	19%	$203,035	$171,069
Note: Certain revenue categories for 2017 have been adjusted from prior disclosure to reflect changes in product classifications to be consistent with updates in Merit's management of its product portfolios during 2018.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2018 were approximately $195.9 million, up 18.9%, when compared to the corresponding period for 2017 of approximately $164.8 million. Sales for the three-month period ended March 31, 2018 were favorably affected by increased sales of (a) our stand-alone devices (particularly our Medallion® Syringes, hemostasis valves, and wires, as well as sales from products acquired in connection with our acquisitions of the Argon critical care division, Catheter Connections, Osseon, Laurane and BD product lines) of approximately $19.6 million, up 30.8%; (b) catheters (particularly our ReSolve® Locking Drainage Catheters, Prelude® Radial Sheath product line, and our Merit Maestro® Microcatheters) of approximately $3.7 million, up 12.2%; and (c) our custom kits and procedure trays of approximately $4.4 million, up 15.2% (which includes sales from our acquisition of ITL). Sales over this period were negatively affected by a decrease of approximately $551,000, or 5%, in our CRM/EP net sales related to decreased sales of our Prelude SNAP™ Sheath Introducers, Classic Sheath™ Splittable Hemostatic Introducers, and over-the-needle catheters; offset by increased sales of the HeartSpan® Transseptal Sheath and the Worley™ Advanced LV Delivery System.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2018 were approximately $7.2 million, up 13.7%, when compared to sales in the corresponding period of 2017 of approximately $6.3 million. This increase was primarily related to an increase in sales of our EndoMAXX™ Fully Covered Esophageal Stent, our Elation® Balloon Dilator and products acquired from BD.

International Sales. International sales for the three-month period ended March 31, 2018 were approximately $93.0 million, or 45.8% of net sales, up 34.8% when compared to the three-month period ended March 31, 2017. The increase in our international sales was primarily related to sales increases in China of approximately $5.3 million, or 31%, the acquisition of the critical care division of Argon and ITL and sales in modified direct markets in South Korea, Japan, India, Canada, Australia and Russia.

Gross Profit

Our gross profit as a percentage of sales decreased to 43.4% for the first quarter of 2018, compared to 44.4% for the first quarter of 2017 primarily due to increased amortization as a result of acquisitions, increased inventory obsolescence, and an increase of negative production variances and shift in product mix.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $7.1 million, or 12.4%, for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. As a percentage of sales, SG&A expenses decreased to 32.0% of sales for the three-month period ended March 31, 2018, compared to 33.8% of sales for the three-month period ended March 31, 2017. The increase in SG&A expense was primarily related to acquisition and integration costs for our acquisition of BD, increased headcount and increased amortization as a result of acquisitions, which was partially offset by a reduction in legal expenses incurred in responding to the pending subpoena from the Department of Justice when compared to SG&A expenses in the corresponding period of 2017.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended March 31, 2018 were approximately $14.3 million, up 14.3%, when compared to R&D expenses in the corresponding period of 2017 of approximately $12.5 million. This increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating Income
Cardiovascular	$6,397	$3,981
Endoscopy	2,384	1,628
Total operating income	$8,781	$5,609

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2018 was approximately $6.4 million, compared to operating income of approximately $4.0 million for the three-month period ended March 31, 2017. This increase in cardiovascular operating income was primarily related to increased sales which was partially offset by higher cost of sales as a percentage of sales, acquisition and integration-related costs, increased headcount, increased amortization as a result of acquisitions, and foreign market expansion.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2018 was approximately $2.4 million, compared to approximately $1.6 million for the three-month period ended March 31, 2017. This increase was primarily the result of higher sales, improved gross margins, and lower SG&A expenses as a percentage of sales.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended March 31, 2018 and 2017 was 17.1%, and 4.5%, respectively. The increase in the effective income tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the nontaxable gain on the bargain purchase recorded in connection with the 2017 acquisition of the critical care division of Argon.

Other Income (Expense)
Our other income (expense) for the three-month periods ended March 31, 2018 and 2017 was approximately $(2.4) million, and $9.9 million, respectively. The change in other income (expense) for the first quarter of 2018 compared to the first quarter of 2017 was principally the result of the gain on bargain purchase of $12.2 million related to the acquisition of the Argon critical care division recognized in the first quarter of 2017, which did not repeat in the first quarter of 2018.

Net Income

Our net income for three-month periods ended March 31, 2018 and 2017 was approximately $5.3 million and $14.8 million, respectively. The decrease in net income was primarily due to the prior year gain on bargain purchase of $12.2 million related to the acquisition of the Argon critical care division and decreased margin, which was partially offset by increased sales when compared to first quarter 2017.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $34.2 million and $32.3 million respectively, of which approximately $29.8 million and $30.4 million, respectively, were held by foreign subsidiaries. The 2017 Tax Act one-time repatriation tax liability effectively taxes the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be indefinitely reinvested. The cash held by our foreign subsidiaries for indefinite reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of approximately $19.9 million and $13.1 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the three-month periods ended March 31, 2018 and 2017 was primarily the result of net income excluding non-cash items, offset by shifts in working capital. Our working capital as of March 31, 2018 and December 31, 2017 was approximately $219.4 million, and $200.5 million, respectively. The increase in working capital as of March 31, 2018 compared to December 31, 2017 was primarily the result of increases in trade receivables and inventories and a decrease in accrued expenses, which were partially offset by an increase in trade payables. As of March 31, 2018 and December 31, 2017, we had a current ratio of 2.76 to 1 and 2.73 to 1, respectively.

During the three-month period ended March 31, 2018, our inventory balance increased approximately $11.4 million, from approximately $155.3 million as of December 31, 2017 to approximately $166.7 million as of March 31, 2018. The increase in the inventory balance was due to several factors, including acquisitions, increased sales, and the opening of new modified direct sales markets. The trailing twelve-month inventory turns as of March 31, 2018 was 2.80, compared to 2.91 for the twelve-month period ended December 31, 2017.
Cash flows provided by financing activities. Cash provided by financing activities for the three-month period ended March 31, 2018 was approximately $109.5 million compared to approximately $50.7 million for the three-month period ended March 31, 2017, an increase of approximately $58.8 million. The increase in net cash provided from financing activities was primarily the result of additional borrowings to fund the acquisition of assets from BD, offset by a decrease in the proceeds from the issuance of common stock associated with our public equity offering completed on March 28, 2017.

On March 14, 2018, we renewed our loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on July 10, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month LIBOR plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of March 31, 2018, our interest rate on the loan was a variable rate of 2.85%.

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

The Second Amended Credit Agreement is collateralized by substantially all our assets. The Second Amended Credit Agreement contains covenants, representations and warranties and other terms customary for loans of this nature. The Second Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)
January 1, 2018 and thereafter	3.5 to 1.0
Consolidated EBITDA (2)	1.25 to 1.0
Consolidated Net Income (3)	$—
Facility Capital Expenditures (4)	$30 million

(1)	Maximum Consolidated Total Leverage Ratio (as defined in the Second Amended Credit Agreement) as of any fiscal quarter end.
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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of March 31, 2018, we had outstanding borrowings of approximately $380.0 million under the Second Amended Credit Agreement (an increase in long-term debt of approximately $106.8 million from December 31, 2017, which was principally due to our acquisition of assets from BD), with available borrowings of approximately $76.9 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2018 was a fixed rate of 2.37% on $175.0 million as a result of an interest rate swap (see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and a variable floating rate of 3.14% on $205.0 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175.0 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97.0 million. We believe the liquidity provided by our cash on hand and availability under the Second Amended Credit Agreement provide sufficient sources of liquidity for our current operations and will continue to proactively monitor our borrowings going forward.

Cash flows used in investing activities. Our cash flows used in investing activities for the three-month period ended March 31, 2018 was approximately $117.3 million compared to approximately $58.3 million for the three-month period ended March 31, 2017, an increase of approximately $59.0 million. This increase was primarily a result of an increase of approximately $52.7 million in net cash paid for acquisitions during the three months ended March 31, 2018, compared to the three months ended March 31, 2017 (see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report), combined with a $6.1 million increase in capital expenditures for property and equipment. Capital expenditures for property and equipment were approximately $16.2 million and $10.2 million for the three-month periods ended March 31, 2018 and 2017, respectively.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2017, 2016 and 2015, we recorded obsolescence expense of approximately $6.1 million, $3.9 million, and $2.8 million, respectively, and wrote off approximately $2.9 million, $2.8 million, and $2.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2018 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Income Taxes. Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although we believe that our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation. Additionally, changes in tax law - such as the 2017 Tax Act - may be subject to evolving interpretation over a period of time following their enactment. Such differences and evolving interpretations could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

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

We evaluate the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. In-process technology intangible assets, which are not subject to amortization until projects reach commercialization, are assessed for impairment at least annually and more frequently if events occur that would indicate a potential reduction in the fair value of the assets below their carrying value. During the fourth quarter of 2017, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Distal Access, LLC to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Distal Access acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Distal Access acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. We recorded an impairment charge for Distal Access of approximately $809,000 during the fourth quarter of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DICSLOSURES ABOUT MARKET RISK

Currency Risk

Our principal market risk relates to changes in the value of the following currencies relative to the U.S. Dollar (USD):

•	Euro (EUR)

•	Chinese Yuan Renminbi (CNY), and

•	British Pound (GBP).

We also have a limited market risk relating to the following currencies (among others):

•	Hong Kong Dollar (HKD),

•	Mexican Peso (MXN),

•	Australian Dollar (AUD),

•	Canadian Dollar (CAD),

•	Brazilian Real (BRL),

•	Swiss Franc (CHF),

•	Swedish Krona (SEK),

•	Danish Krone (DKK),

•	Singapore Dollars (SGD)

•	South Korean Won (KRW), and

•	Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2018, a portion of our net sales (approximately $69.3 million, representing approximately 34.1% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

Our Euro-denominated revenue represents our largest single currency risk. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, generally have a positive effect on our operating income. As we continue to expand our operations in China, we have been increasingly exposed to currency risk related to our CNY-denominated revenue. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. The following table presents the USD impact to reported operating income related to a hypothetical positive and negative 10% exchange rate fluctuation in the value of the U.S. Dollar relative to both the EUR and CNY (annual amounts):

(in thousands)
	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income of:
EUR	$4,300	$(4,300)
CNY	$(5,800)	$5,800

During the three months ended March 31, 2018, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands):

(in thousands, except basis point amount)	Three Months Ended
	March 31, 2018
	Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$5,154	2.7%
Cost of Sales	2,075	2.1%
Gross Profit (1)	3,079	3.6%
(1) Represents approximately 43 basis points in gross margin percentage

The impact to sales for the three months ended March 31, 2018 was primarily a result of favorable impacts due to sales denominated in EUR, CNY, and GBP. The impact to cost of sales was primarily a result of unfavorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR and MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of March 31, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	1,710
Swiss Franc	CHF	1,048
Chinese Renminbi	CNY	15,000
Danish Krone	DKK	11,140
Euro	EUR	6,495
British Pound	GBP	2,845
Mexican Peso	MXN	69,475
Swedish Krona	SEK	12,620

We also forecast our net exposure in various receivables and payables to fluctuations in value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2018, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	6,993
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	2,738
Swiss Franc	CHF	255
Chinese Renminbi	CNY	24,500
Danish Krone	DKK	2,230
Euro	EUR	23,966
British Pound	GBP	1,497
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	255,000
Korean Won	KRW	1,800,000
Mexican Peso	MXN	17,860
Swedish Krona	SEK	7,987
Singapore Dollar	SGD	6,200

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our condensed consolidated financial statements, as of March 31, 2018, we had outstanding borrowings of approximately $380 million under the Second Amended Credit Agreement, an increase in long-term debt of approximately $106.8 million from December 31, 2017, which was principally due to our acquisition of assets from BD. Accordingly, our earnings and after-tax cash flow are increasingly affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of March 31, 2018 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.1 million annually for each one percentage point change in the average interest rate under these borrowings.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On October 2, 2017, we completed our acquisition of the custom procedure pack business of ITL. We are currently integrating the policies, processes, employees, technology and operations of ITL. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate ITL.

Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 14 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS
In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2017 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We may be unable to successfully manage growth, particularly if accomplished through acquisitions, and the integration of acquired businesses may present significant challenges that could harm our operations.

Successful implementation of our business strategy will require that we effectively manage any associated growth. To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to improve our information systems, infrastructure and operations to respond to increased demand, to attract and retain qualified personnel, and to develop, train, and manage an increasing number of management-level and other employees. Growth could place an increasing strain on our management, sales and other personnel, and on our financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Any failure to manage growth effectively could have a material adverse effect on our business, operations or financial condition (including our gross margin).

Over the past several years, we completed a series of significant acquisitions. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own. Efforts to integrate future acquisitions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. Additionally, past and future acquisitions may increase the risks of competition we face by, among other things, extending our operations into industry segments and product lines where we have few existing customers or qualified sales personnel and limited expertise. For example, although we acquired certain tunneled home drainage catheter and soft tissue core needle biopsy products from BD in February 2018, BD retained other products that directly compete with the products we acquired. As BD is a substantially larger company with a well-established market presence in such product lines, we may be unable to realize expected benefits from the BD acquisition in the time frame anticipated or at all.

We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating various acquisition transactions, and we may inherit significant liabilities in connection with prospective acquisitions, including regulatory, infringement, product liability, discrimination or other legal claims or issues. In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition. If we do not adequately identify targets for, or manage issues related to, our future acquisitions, such acquisitions may have an adverse effect on our business, operations or financial condition (including our gross margin).

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation dated February 28, 2017 (1)

3.2	Second Amended and Restated Bylaws (2)

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated March 28, 2018, entered into by and among Merit Medical Systems, Wells Fargo Bank, National Association and the lenders and subsidiary guarantors named therein

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

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference from the Annual Report on Form 10-K filed on March 1, 2017.

(2)	Incorporated by reference from the Current Report on Form 8-K filed on December 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: May 10, 2018	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: May 10, 2018	By:	/s/ BERNARD J. BIRKETT
Bernard J. Birkett
Chief Financial Officer