Form 10-Q
period 2018-06-30
MERIT MEDICAL SYSTEMS INC
filed 2018-08-09
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	54,735,486
Title or class	Number of Shares Outstanding at August 6, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2018 AND DECEMBER 31, 2017 (In thousands)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$43,512	$32,336
Trade receivables — net of allowance for uncollectible accounts — 2018 — $1,921 and 2017 — $1,769	131,943	105,536
Other receivables	8,490	9,429
Inventories	169,254	155,288
Prepaid expenses and other assets	12,142	9,096
Prepaid income taxes	3,292	3,225
Income tax refund receivables	2,331	1,211

Total current assets	370,964	316,121

PROPERTY AND EQUIPMENT:
Land and land improvements	26,940	19,877
Buildings	150,726	147,356
Manufacturing equipment	205,911	197,651
Furniture and fixtures	52,649	49,528
Leasehold improvements	33,029	31,161
Construction-in-progress	40,454	32,896

Total property and equipment	509,709	478,469

Less accumulated depreciation	(197,941)	(185,649)

Property and equipment — net	311,768	292,820

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2018 — $86,023 and 2017 — $72,420	232,880	167,771
Other — net of accumulated amortization — 2018 — $43,246 and 2017 — $38,127	66,188	59,553
Goodwill	248,998	238,147
Deferred income tax assets	2,318	2,359
Other assets	58,075	35,040

Total other assets	608,459	502,870

TOTAL	$1,291,191	$1,111,811

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2018 AND DECEMBER 31, 2017 (In thousands)

	June 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$50,823	$34,931
Accrued expenses	65,838	58,932
Current portion of long-term debt	21,985	19,459
Income taxes payable	948	2,298

Total current liabilities	139,594	115,620

LONG-TERM DEBT	391,582	259,013

DEFERRED INCOME TAX LIABILITIES	23,148	23,289

LONG-TERM INCOME TAXES PAYABLE	4,846	4,846

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,746	2,746

DEFERRED COMPENSATION PAYABLE	11,620	11,181

DEFERRED CREDITS	2,332	2,403

OTHER LONG-TERM OBLIGATIONS	16,069	16,379

Total liabilities	591,937	435,477

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued	—	—
Common stock, no par value; shares authorized — 2018 and 2017 - 100,000; issued and outstanding as of June 30, 2018 - 50,635 and December 31, 2017 - 50,248	359,570	353,392
Retained earnings	337,618	321,408
Accumulated other comprehensive income	2,066	1,534

Total stockholders’ equity	699,254	676,334

TOTAL	$1,291,191	$1,111,811

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (In thousands, except per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET SALES	$224,810	$186,549	$427,844	$357,618

COST OF SALES	124,801	102,408	239,779	197,535

GROSS PROFIT	100,009	84,141	188,065	160,083

OPERATING EXPENSES:
Selling, general and administrative	69,095	57,409	134,007	115,180
Research and development	15,316	13,313	29,638	25,838
Contingent consideration expense (benefit)	178	(18)	219	19
Acquired in-process research and development	306	75	306	75

Total operating expenses	84,895	70,779	164,170	141,112

INCOME FROM OPERATIONS	15,114	13,362	23,895	18,971

OTHER INCOME (EXPENSE):
Interest income	342	89	487	172
Interest expense	(3,338)	(1,639)	(5,736)	(4,345)
Gain on bargain purchase	—	(669)	—	11,574
Other income (expense) - net	(553)	170	(721)	434

Other income (expense) — net	(3,549)	(2,049)	(5,970)	7,835

INCOME BEFORE INCOME TAXES	11,565	11,313	17,925	26,806

INCOME TAX EXPENSE	624	1,830	1,715	2,520

NET INCOME	$10,941	$9,483	$16,210	$24,286

EARNINGS PER COMMON SHARE:
Basic	$0.22	$0.19	$0.32	$0.51

Diluted	$0.21	$0.19	$0.31	$0.50

AVERAGE COMMON SHARES:
Basic	50,473	49,957	50,376	47,406

Diluted	52,154	51,188	52,033	48,516

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,941	$9,483	$16,210	$24,286
Other comprehensive income (loss):
Cash flow hedges	881	(527)	2,873	310
Less income tax benefit (expense)	(226)	205	(738)	(121)
Foreign currency translation adjustment	(4,195)	1,425	(1,603)	2,205
Less income tax expense	—	—	—	(252)
Total other comprehensive income (loss)	(3,540)	1,103	532	2,142
Total comprehensive income	$7,401	$10,586	$16,742	$26,428

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (In thousands - unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,210	$24,286

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,779	25,709
Gain on bargain purchase	—	(11,574)
Loss on sales and/or abandonment of property and equipment	371	234
Write-off of patents and intangible assets	86	19
Acquired in-process research and development	306	75
Amortization of deferred credits	(71)	(76)
Amortization of long-term debt issuance costs	402	343
Deferred income taxes	—	(295)
Stock-based compensation expense	2,821	1,691
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(27,947)	(13,248)
Other receivables	966	(114)
Inventories	(7,189)	(2,160)
Prepaid expenses and other current assets	(3,105)	(1,230)
Prepaid income taxes	(100)	(92)
Income tax refund receivables	(1,146)	294
Other assets	(751)	(1,500)
Trade payables	15,767	3,664
Accrued expenses	7,467	7,421
Income taxes payable	(2,076)	(301)
Deferred compensation payable	438	513
Other long-term obligations	(179)	907

Total adjustments	18,839	10,280

Net cash provided by operating activities	35,049	34,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(31,559)	(17,782)
Intangible assets	(1,755)	(1,082)
Proceeds from the sale of property and equipment	4	3
Issuance of note receivable	(10,500)	—
Cash paid in acquisitions, net of cash acquired	(118,654)	(54,809)

Net cash used in investing activities	(162,464)	(73,670)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (In thousands - unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,251	$140,989
Offering costs	—	(815)
Proceeds from issuance of long-term debt	320,827	96,859
Payments on long-term debt	(185,827)	(179,359)
Contingent payments related to acquisitions	(130)	(30)

Net cash provided by financing activities	138,121	57,644

EFFECT OF EXCHANGE RATES ON CASH	470	(36)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,176	18,504

CASH AND CASH EQUIVALENTS:
Beginning of period	32,336	19,171

End of period	$43,512	$37,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $314 and $240, respectively)	$5,714	$4,386

Income taxes	$5,141	$2,678

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,943	$1,560

Acquisition purchases in accrued expenses and other long-term obligations	$—	$6,000

Merit common stock surrendered (32 and 0 shares, respectively) in exchange for exercise of stock options	$1,684	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2018 and 2017 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2018 and December 31, 2017, and our results of operations and cash flows for the three and six-month periods ended June 30, 2018 and 2017. The results of operations for the three and six-month periods ended June 30, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2017 Form 10-K") for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018.

2. Inventories. Inventories at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$101,092	$86,555
Work-in-process	20,962	12,799
Raw materials	47,200	55,934

Total Inventories	$169,254	$155,288

3. Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the three and six months ended June 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$232	$168	$416	$264
Research and development	147	100	271	152
Selling, general and administrative	1,186	846	2,134	1,275
Stock-based compensation expense before taxes	$1,565	$1,114	$2,821	$1,691

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $22.4 million and is expected to be recognized over a weighted average period of 3.46 years.

During the three and six-month periods ended June 30, 2018, we granted stock-based awards representing 200,000 and 692,002 shares of our common stock, respectively. During the three and six-month periods ended June 30, 2017, we granted stock-based awards representing approximately 1.28 million shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.63% - 2.77%	1.77% - 1.79%
Expected option life	5.0 years	5.0 years
Expected dividend yield	—	—
Expected price volatility	34.06% - 34.32%	33.81% - 34.03%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock options. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2018:
Basic EPS	$10,941	50,473	$0.22	$16,210	50,376	$0.32
Effect of dilutive stock options and warrants		1,681			1,657

Diluted EPS	$10,941	52,154	$0.21	$16,210	52,033	$0.31

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		535			359

Period ended June 30, 2017:
Basic EPS	$9,483	49,957	$0.19	$24,286	47,406	$0.51
Effect of dilutive stock options and warrants		1,231			1,110

Diluted EPS	$9,483	51,188	$0.19	$24,286	48,516	$0.50

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,007			552

5. Acquisitions. On May 23, 2018, we entered into an asset purchase agreement with DirectACCESS Medical, LLC (“DirectACCESS”) to acquire its assets, including, certain product distribution agreements for the FirstChoice™ Ultra High Pressure PTA Balloon Catheter. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $7.3 million. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the DirectACCESS acquisition, which were included in selling, general and administrative expenses in our consolidated statements of income, were not material. The purchase price was preliminarily allocated a follows (in thousands):

Net Assets Acquired
Inventories	$971
Intangibles
Developed technology	4,840
Customer list	120
Trademarks	400
Goodwill	938

Total net assets acquired	$7,269

We are amortizing the developed technology intangible asset over ten years, the related trademarks over ten years and the customer list on an accelerated basis over five years. The total weighted-average amortization period for these acquired intangible assets is approximately 9.9 years.

On May 18, 2018, we paid $750,000 for a distribution agreement with QXMédical, LLC ("QXMédical") for the Q50® PLUS Stent Graft Balloon Catheter. We accounted for this acquisition as an asset purchase. We are amortizing the distribution agreement intangible asset over a period of ten years.

On April 6, 2018, we entered into long-term agreements with NinePoint Medical, Inc. (“NinePoint”), pursuant to which, we (a) became the exclusive worldwide distributor for the NvisionVLE® Imaging System with Real-time Targeting™ using Optical Coherence Tomography (OCT) and (b) acquired an option to purchase up to 100% of the outstanding equity in NinePoint throughout a three-month period commencing 18 months subsequent to the agreement date, both in exchange for total consideration of $10.0 million. We accounted for this transaction as an asset purchase. The results of operations related to the distribution agreement have been included in our endoscopy segment since the acquisition date. During the period from April 6, 2018 to June 30, 2018, our net sales of NinePoint products were approximately $1.1 million. We believe the NinePoint products will enhance the product offerings of our Endotek operating segment and will be another step in our strategy to add therapy and disease-state products to our portfolio. The NinePoint products have 510(k) clearance in the United States, and NinePoint is preparing a CE mark application. We plan to launch the NinePoint products globally on a measured basis.

In addition, we made a loan to NinePoint for $10.5 million with a maturity date of April 6, 2023, at which time the loan, together with accrued interest thereon, will be due and payable. The loan bears interest at a rate of 9% and is collateralized by NinePoint's rights, interest and title to the NvisionVLE® Imaging System and any other product owned or licensed by NinePoint. This loan has been recorded as a note receivable within other long-term assets in our consolidated balance sheets.

On February 14, 2018, we acquired certain divested assets from Becton, Dickinson and Company ("BD"), for an aggregate purchase price of $100.3 million. The assets acquired include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System, Tru-Cut® Biopsy Needles as well as Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. We accounted for this acquisition as a business combination.

During the three and six-month periods ended June 30, 2018, our net sales of BD products were approximately $12.2 million and $18.5 million, respectively. It is not practical to separately report earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular business segment. Acquisition-related costs associated with the BD acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $41,000 and $1.8 million for the three and six-month periods ended June 30, 2018. The following table summarizes the preliminary purchase price allocated to the assets acquired from BD (in thousands):

		Preliminary Allocation	Adjustments (1)	Revised Allocation
	Inventories	$6,039	$(235)	$5,804
	Property and equipment	581	167	748
	Intangibles
	Developed technology	79,900	(5,900)	74,000
	Customer list	3,500	700	4,200
	Trademarks	4,700	200	4,900
	Goodwill	5,387	5,226	10,613

	Total net assets acquired	$100,107	$158	$100,265

(1)
Under U.S. GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no impact to reported earnings in connection with these measurement period adjustments for the periods presented. Amounts represent adjustments to the preliminary purchase price allocation first presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 resulting from a final working capital adjustment and our ongoing activities with respect to finalizing asset valuations for this acquisition.

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

On October 2, 2017, we acquired a custom procedure pack business located in Melbourne, Australia from ITL Healthcare Pty Ltd. ("ITL"), for an aggregate purchase price of $11.3 million. We accounted for this acquisition as a business combination. The following table summarizes the aggregate purchase price allocated to the assets acquired from ITL (in thousands):

Assets Acquired
Trade receivables	$1,287
Other receivables	56
Inventories	1,808
Prepaid expenses and other assets	65
Property and equipment	1,053
Intangibles
Customer lists	5,940
Goodwill	3,945
Total assets acquired	14,154

Liabilities Assumed
Trade payables	(216)
Accrued expenses	(747)
Deferred tax liabilities	(1,901)
Total liabilities assumed	(2,864)

Total net assets acquired	$11,290

We are amortizing the customer list on an accelerated basis over seven years. Acquisition-related costs associated with the ITL acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income in the 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of ITL products were approximately $2.0 million and $4.2 million, respectively. It is not practical to separately report the earnings related to the ITL acquisition, as we cannot split out sales costs related solely to the products we acquired from ITL, principally because our sales representatives sell multiple products (including the products we acquired from ITL) in our cardiovascular business segment.

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

On July 3, 2017, we acquired from Osseon LLC (“Osseon”) substantially all the assets related to Osseon’s vertebral augmentation products. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $6.8 million. Acquisition-related costs associated with the Osseon acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of Osseon products were approximately $588,000 and $1.1 million, respectively. It is not practical to separately report the earnings related to the Osseon acquisition, as we cannot split out sales costs related solely to the products we acquired from Osseon, principally because our sales representatives sell multiple products (including the products we acquired from Osseon) in our cardiovascular business segment. The following table summarizes the purchase price allocated to the net assets acquired (in thousands):

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

On May 1, 2017, we entered into an agreement and plan of merger with Vascular Access Technologies, Inc. ("VAT"), pursuant to which we acquired the SAFECVAD™ device. We accounted for this acquisition as a business combination. The purchase price for the acquisition was $5.0 million. We also recorded $4.9 million of contingent consideration related to royalties potentially payable to VAT pursuant to the merger agreement. The following table summarizes the purchase price allocated to the net assets acquired and liabilities assumed (in thousands):

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

On January 31, 2017, we acquired the critical care division of Argon Medical Devices, Inc. ("Argon"), including a manufacturing facility in Singapore, the related commercial operations in Europe and Japan, and certain inventories and intellectual property rights within the United States. We made an initial payment of approximately $10.9 million and received a subsequent reduction to the purchase price of approximately $797,000 related to a working capital adjustment according to the terms of the purchase agreement. We accounted for the acquisition as a business combination.

Acquisition-related costs associated with the acquisition of the Argon critical care division during the year ended December 31, 2017, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were approximately $2.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of the Argon critical care products were approximately $11.2 million and $23.7 million, respectively. It is not practical to separately report the earnings related to the Argon critical care acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

The assets and liabilities in the purchase price allocation for the Argon critical care acquisition are stated at fair value based on estimates of fair value using available information and making assumptions our management believes are reasonable. The following table summarizes the purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed (in thousands):

	Assets Acquired
	Cash and cash equivalents	$1,436
	Trade receivables	8,351
	Inventories	11,222
	Prepaid expenses and other assets	1,275
	Income tax refund receivables	165
	Property and equipment	2,319
	Deferred income tax assets	202
	Intangibles
	Developed technology	2,200
	Customer lists	1,500
	Trademarks	900
	Total assets acquired	29,570

	Liabilities Assumed
	Trade payables	(2,414)
	Accrued expenses	(5,083)
	Deferred income tax liabilities	(934)
	Total liabilities assumed	(8,431)

	Total net assets acquired	21,139
	Gain on bargain purchase (1)	(11,039)
	Total purchase price	$10,100

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

Acquisition-related costs associated with the Catheter Connections acquisition during the year ended December 31, 2017, which were included in selling, general and administrative expenses were approximately $482,000. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of the products acquired from Catheter Connections were approximately $3.1 million and $6.3 million, respectively. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was allocated as follows (in thousands):

Assets Acquired
Trade receivables	$958
Inventories	2,157
Prepaid expenses and other assets	85
Property and equipment	1,472
Intangibles
Developed technology	21,100
Customer lists	700
Trademarks	2,900
Goodwill	8,989
Total assets acquired	38,361

Liabilities Assumed
Trade payables	(338)
Accrued expenses	(23)
Total liabilities assumed	(361)

Net assets acquired	$38,000

We are amortizing the Catheter Connections developed technology asset over 12 years, the related trademarks over 10 years, and the associated customer list on an accelerated basis over eight years. We have estimated the weighted average life of the intangible Catheter Connections assets acquired to be approximately 11.7 years.

On July 6, 2016, we acquired all of the issued and outstanding shares of DFINE Inc. ("DFINE"). The DFINE acquisition added a line of vertebral augmentation products for the treatment of vertebral compression fractures, as well as medical devices used to treat metastatic spine tumors. We made an initial payment of $97.5 million to certain DFINE stockholders on July 6, 2016 and paid approximately $578,000 related to a net working capital adjustment subject to review by Merit and the preferred stockholders of DFINE. We accounted for the acquisition as a business combination. Acquisition-related costs during the year ended December 31, 2016, which are included in selling, general, and administrative expenses were approximately $1.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of DFINE products were approximately $7.2 million and $14.5 million, respectively. It is not practical to separately report the earnings related to the DFINE acquisition, as we cannot split out sales costs related to DFINE products, principally because our sales representatives are selling multiple products (including DFINE products) in the cardiovascular business segment. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on estimated fair values, as follows (in thousands):

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

We are amortizing the developed HeRO Graft technology asset over 10 years, the related trademarks over 5.5 years, and the associated customer lists over 12 years. We have estimated the weighted average life of the intangible HeRO Graft assets acquired to be approximately 9.8 years. Acquisition-related costs related to the HeRO Graft device and other related assets during the year ended December 31, 2016, which are included in selling, general and administrative expenses, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and six months ended June 30, 2018, our net sales of the products acquired from CryoLife were approximately $2.2 million and $4.2 million, respectively. It is not practical to separately report the earnings related to the products acquired from CryoLife, as we cannot split out sales costs related to those products, principally because our sales representatives are selling multiple products (including the HeRO Graft device) in the cardiovascular business segment.

The following table summarizes our consolidated results of operations for the six-month period ended June 30, 2017, as well as unaudited pro forma consolidated results of operations as though the acquisition of the Argon critical care division had occurred on January 1, 2016 (in thousands, except per common share amounts):

	Six Months Ended
	June 30, 2017
	As Reported	Pro Forma
Net sales	$357,618	$360,378
Net income	24,286	12,444
Earnings per common share:
Basic	$0.51	$0.26
Diluted	$0.50	$0.26
* The pro forma results for the three-month periods ended June 30, 2018 and 2017 and the six-month period ended June 30, 2018 are not included in the table above because the operating results for the Argon critical care division acquisition were included in our consolidated statements of income for these periods.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, interest expense on long-term debt and changes in the timing of the recognition of the gain on bargain purchase. The pro forma information should not be considered indicative of actual results that would have been achieved if the acquisition of the Argon critical care division had occurred on January 1, 2016, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the acquisition of assets from BD because it was deemed impracticable to obtain information to determine net income associated with the acquired product lines which represent a small product line of a large, consolidated company without standalone financial information. The pro forma consolidated results of operations do not include the DirectACCESS, ITL, Laurane, Osseon, VAT or Catheter Connections acquisitions as we do not deem the pro forma effect of these transactions to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations. The goodwill recognized from certain acquisitions is expected to be deductible for income tax purposes.

6. Revenue from Contracts with Customers.

In accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), we recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we to receive in exchange for these goods. To achieve this core principle, we apply the following five steps:

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

3.
Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2018 contained a significant financing component. Further, our methodology to estimate and recognize variable consideration is consistent with the requirements of ASC 606. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Disaggregation of Revenue

The disaggregation of revenue is based on type of product and geographical region. For descriptions of our product offerings and segments, see Note 12 in our 2017 Form 10-K.

The following tables present revenue from contracts with customers for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$50,941	$41,555	$92,496	$37,202	$33,854	$71,056
Custom kits and procedure trays	23,667	10,325	33,992	24,271	7,526	31,797
Inflation devices	8,160	16,145	24,305	8,042	12,747	20,789
Catheters	16,704	22,670	39,374	16,022	16,407	32,429
Embolization devices	5,094	7,630	12,724	5,593	6,565	12,158
CRM/EP	11,758	1,738	13,496	10,264	1,170	11,434
Total	116,324	100,063	216,387	101,394	78,269	179,663

Endoscopy
Endoscopy devices	8,121	302	8,423	6,712	174	6,886

Total	$124,445	$100,365	$224,810	$108,106	$78,443	$186,549

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$94,953	$80,789	$175,742	$73,366	$61,343	$134,709
Custom kits and procedure trays	45,984	21,280	67,264	45,737	14,935	60,672
Inflation devices	15,828	30,896	46,724	16,017	23,279	39,296
Catheters	31,974	41,265	73,239	31,151	31,454	62,605
Embolization devices	10,126	15,184	25,310	11,134	13,551	24,685
CRM/EP	20,596	3,366	23,962	20,011	2,440	22,451
Total	219,461	192,780	412,241	197,416	147,002	344,418

Endoscopy
Endoscopy devices	15,040	563	15,603	12,806	394	13,200

Total	$234,501	$193,343	$427,844	$210,222	$147,396	$357,618

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), electrophysiology ("EP"), critical care, and interventional oncology and spine devices. Our endoscopy segment focuses on the gastroenterology, pulmonary and thoracic surgery specialties, with a portfolio consisting primarily of stents, dilation balloons, certain inflation devices, guidewires, and other disposable products. We evaluate the performance of our operating segments based on operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales (1)
Cardiovascular	$216,387	$179,663	$412,241	$344,418
Endoscopy	8,423	6,886	15,603	13,200
Total net sales	$224,810	$186,549	$427,844	$357,618

Operating Income (1)
Cardiovascular	$12,663	$11,493	$19,060	$15,475
Endoscopy	2,451	1,869	4,835	3,496
Total operating income	$15,114	$13,362	$23,895	$18,971
(1) Sales and operating income have been adjusted from prior disclosure to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in 2018.

8. Recently Issued Financial Accounting Standards

Recently Adopted

In October 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 became effective for us as of January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this ASU (and all subsequent ASUs that modified Topic 606) effective January 1, 2018 on a modified retrospective basis. Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations or cash flows. As such, prior period amounts are not adjusted and continue to be reported under accounting standards then in effect, and we did not record a cumulative adjustment to the opening equity balance of retained earnings as of January 1, 2018. However, additional disclosures have been added in accordance with the requirements of Topic 606 and are reflected in Note 6.

Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the anticipated impact of adopting ASU 2018-02 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-of-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 provides that lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the impact that ASU 2016-02 is anticipated to have on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

We do not believe any other issued and not yet effective accounting standards will be relevant to our consolidated financial statements.

9. Income Taxes. On December 22, 2017, the 2017 Tax Act was signed into law. At December 31, 2017, we recorded a provisional net tax benefit related to the remeasurement of deferred taxes and a one-time tax expense for the transition tax. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the 2017 Tax Act may be refined upon obtaining, preparing, and/or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by U.S. regulatory and standard-setting bodies. As of June 30, 2018, the amounts recorded for the 2017 Tax Act remain provisional and may be impacted by further analysis and subsequently issued guidance.

For tax years beginning after December 31, 2017, the 2017 Tax Act introduces new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (“GILTI”). We have not yet determined our policy election with respect to whether to record deferred taxes for temporary basis differences expected to reverse as GILTI in future periods, or account for taxes on GILTI using the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for the three and six months ended June 30, 2018.

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

Our provision for income taxes for the three months ended June 30, 2018 and 2017 was a tax expense of approximately $624,000 and $1.8 million, respectively, which resulted in an effective tax rate of 5.4% and 16.2%, respectively. Our provision for income taxes for the six months ended June 30, 2018 and 2017 was a tax expense of approximately $1.7 million and $2.5 million, respectively, which resulted in an effective tax rate of 9.6% and 9.4%, respectively. The decrease in the effective income tax rate for the second quarter of 2018 compared to the second quarter of 2017 was primarily caused by a decrease in the federal statutory tax rate, as well as a discrete tax benefit related to share-based payment awards. Despite the decrease resulting from these items, the effective tax rate for the six months ended June 30, 2018 is relatively unchanged when compared to the corresponding period in 2017 due primarily to the nontaxable gain on the bargain purchase recorded in connection with the 2017 acquisition of the Argon critical care division.

10. Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
2016 Term loan	$80,000	$85,000
2016 Revolving credit loans	327,000	187,000
Collateralized debt facility	6,985	6,959
Less unamortized debt issuance costs	(418)	(487)
Total long-term debt	413,567	278,472
Less current portion	21,985	19,459
Long-term portion	$391,582	$259,013

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

Revolving credit loans denominated in dollars and term loans made under the Second Amended Credit Agreement bear interest, at our election, at either a Base Rate or Eurocurrency Base Rate (as such terms are defined in the Second Amended Credit Agreement) plus the applicable margin, which increases as our Consolidated Total Leverage Ratio (as defined in the Second Amended Credit Agreement) increases. Revolving credit loans denominated in an Alternative Currency (as defined in the Second Amended Credit Agreement) bear interest at the Eurocurrency rate plus the applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. Upon an event of default, the interest rate may be increased by 2.0%. The revolving credit commitment also carries a commitment fee of 0.15% to 0.40% per annum on the unused portion.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2018, we had outstanding borrowings of approximately $407 million under the Second Amended Credit Agreement, with available borrowings of approximately $47.8 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2018 was a fixed rate of 2.87% on $175 million as a result an interest rate swap

(see Note 11) and a variable floating rate of 3.84% on $232 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97 million.

Collateralized Debt Facility

On March 14, 2018, we renewed our loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on July 10, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which resets quarterly. The loan is secured by assets having a value not less than the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of June 30, 2018, our interest rate on the loan was a variable rate of 3.26%.

Future Payments

Future minimum principal payments on our long-term debt as of June 30, 2018, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2018	$14,485
2019	15,000
2020	17,500
2021	367,000
Total future minimum principal payments	$413,985

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

Derivatives Designated as Cash Flow Hedges

On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with a current notional amount of $175.0 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid. The interest rate swap is scheduled to expire on July 6, 2021.

At June 30, 2018 and December 31, 2017, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at June 30, 2018 was an asset of approximately $8.0 million, which was partially offset by approximately $2.1 million in deferred taxes. The fair value of our interest rate swap at December 31, 2017 was an asset of approximately $5.7 million, which was offset by approximately $1.5 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of June 30, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	2,410
Swiss Franc	CHF	1,158
Chinese Renminbi	CNY	66,000
Danish Krone	DKK	11,650
Euro	EUR	12,870
British Pound	GBP	2,975
Mexican Peso	MXN	94,275
Swedish Krona	SEK	13,830

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of June 30, 2018, we had entered into foreign currency forward contracts related to those balance sheet accounts, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	8,400
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	3,098
Swiss Franc	CHF	255
Chinese Renminbi	CNY	95,228
Danish Krone	DKK	2,885
Euro	EUR	25,861
British Pound	GBP	1,584
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	260,000
Korean Won	KRW	2,700,000
Mexican Peso	MXN	18,700
Swedish Krona	SEK	10,536
Singapore Dollar	SGD	6,900

Balance Sheet Presentation of Derivatives. As of June 30, 2018, and December 31, 2017, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis is as follows (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$8,047	$5,749
Foreign currency forward contracts	Prepaid expenses and other assets	700	363
Foreign currency forward contracts	Other assets (long-term)	83	35

Liabilities
Foreign currency forward contracts	Accrued expenses	(231)	(468)
Foreign currency forward contracts	Other long-term obligations	(38)	(82)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,097	$223
Liabilities
Foreign currency forward contracts	Accrued expenses	(228)	(841)

Income Statement Presentation of Derivatives.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Derivative instrument			Location in statements of income
Interest rate swaps	$748	$(893)	Interest Expense	$357	$—
Foreign currency forward contracts	394	353	Revenue	(234)	(41)
			Cost of sales	138	28

	Amount of Gain/(Loss) recognized in OCI			Amount of Gain/(Loss) reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Derivative instrument			Location in statements of income
Interest rate swaps	2,868	(507)	Interest Expense	570	(104)
Foreign currency forward contracts	568	741	Revenue	(385)	(40)
			Cost of sales	378	(37)

The net amount recognized in earnings during the three and six months ended June 30, 2018 and 2017 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of June 30, 2018, approximately $464,000, or $345,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2018, approximately $2.2 million, or $1.6 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivative Instrument	Location in statements of income
Foreign currency forward contracts	Other expense	$3,153	$(1,834)	$2,038	$(2,692)

12. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$8,047	$—	$8,047	$—
Foreign currency contract assets, current and long-term (2)	$1,880	$—	$1,880	$—
Foreign currency contract liabilities, current and long-term (3)	$(497)	$—	$(497)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$5,749	$—	$5,749	$—
Foreign currency contract assets, current and long-term (2)	$621	$—	$621	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,391)	$—	$(1,391)	$—
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

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and six-month periods ended June 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$10,928	$705	$10,956	$683
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	—	4,900	—	4,900
Fair value adjustments recorded to income during the period	99	(18)	86	19
Contingent payments made	(115)	(15)	(130)	(30)
Ending balance	$10,912	$5,572	$10,912	$5,572

As of June 30, 2018, approximately $10.6 million in contingent consideration liability was included in other long-term obligations and approximately $301,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2017, approximately $10.7 million in contingent consideration liability was included in other long-term obligations and $289,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of June 30, 2018 and December 31, 2017 had a value of approximately $474,000 and $760,000, respectively. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three and six months ended June 30, 2018, we recorded a loss on the contingent receivable of approximately $79,000 and $132,000, respectively and received payments of approximately $0 and $153,000, respectively. As of June 30, 2018, approximately $184,000 was included in other long-term assets and approximately $290,000 was included in other receivables as a current asset in our consolidated balance sheet. As of December 31, 2017, approximately $319,000 was included in other long-term assets and approximately $441,000 was included in other receivables as a current asset in our consolidated balance sheet.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable includes the following significant unobservable inputs at June 30, 2018 and December 31, 2017 (amounts in thousands):

Contingent consideration asset or liability	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,912	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Projected year of payments	2018-2037

Contingent receivable	$474	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	54%
			Projected year of payments	2018-2019

Contingent consideration asset or liability	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,956	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2018-2037

Contingent receivable	$760	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	75%
			Projected year of payments	2018-2019

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

During the three and six-month periods ended June 30, 2018, we had losses of approximately $29,000 and $86,000, respectively, compared to losses of approximately $1,000 and $19,000 for the three and six-month periods ended June 30, 2017, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 were as follows (in thousands):

2018
Goodwill balance at January 1	$238,147
Effect of foreign exchange	(906)
Additions as the result of acquisitions	11,757
Goodwill balance at June 30	$248,998

As of June 30, 2018, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of June 30, 2018 and December 31, 2017, is related to our cardiovascular segment.

Other intangible assets at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$18,196	$(4,334)	$13,862
Distribution agreements	8,192	(5,278)	2,914
License agreements	23,845	(6,419)	17,426
Trademarks	21,516	(5,550)	15,966
Covenants not to compete	1,028	(985)	43
Customer lists	35,737	(20,680)	15,057
In-process technology	920	—	920

Total	$109,434	$(43,246)	$66,188

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$16,528	$(3,737)	$12,791
Distribution agreements	7,262	(4,686)	2,576
License agreements	23,783	(5,568)	18,215
Trademarks	16,224	(4,686)	11,538
Covenants not to compete	1,028	(968)	60
Customer lists	31,935	(18,482)	13,453
In-process technology	920	—	920

Total	$97,680	$(38,127)	$59,553

Aggregate amortization expense for the three and six-month periods ended June 30, 2018 was approximately $10.4 million and $18.9 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2017 was approximately $6.2 million and $12.4 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2018 (in thousands):

Year Ending December 31
Remaining 2018	$20,132
2019	39,154
2020	37,881
2021	30,488
2022	28,688

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

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2018. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice subpoena for the three and six-month periods ended June 30, 2018 were approximately $1.6 million and $3.3 million, respectively.

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

16. Subsequent Events. On July 30, 2018, we closed a public offering of 4,025,000 shares of common stock and received proceeds of approximately $205.4 million, which is net of approximately $10.4 million in underwriting discounts and commissions, and we paid approximately $500,000 in other direct costs incurred in connection with this equity offering. The net proceeds from the offering were used primarily to repay revolving credit loans under our Second Amended Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

•	risks relating to managing growth, particularly if accomplished through acquisitions and the integration of acquired businesses;

•	risks relating to protecting our intellectual property;

•	claims by third parties that we infringe their intellectual property rights, which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;

•
greater scrutiny and regulation by governmental authorities, including risks relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;

•	risks relating to physicians’ use of our products in unapproved circumstances;

•	regulatory clearance processes of the FDA and other governmental authorities and any failure to obtain and maintain required regulatory clearances and approvals;

•	disruption of our critical information systems or material breaches in the security of our systems;

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

•	the addressable market for our product groups being smaller than our estimates;

•	demands for price concessions resulting from consolidations in the healthcare industry, group purchasing organizations, public procurement policies or other factors beyond our control;

•	our inability to compete in markets, particularly if there is a significant change in relevant practices or technology;

•	the effect of evolving U.S. and international laws and regulations regarding privacy and data protection;

•	fluctuations in foreign currency exchange rates negatively impacting our financial results;

•
termination or interruption of, or a failure to monitor, our supply relationships or increases in the price of our component parts, finished products, third-party services or raw materials, particularly petroleum-based products;

•	our inability to accurately forecast customer demand for our products or manage our inventory;

•	changes in international and national economic and industry conditions;

•	inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;

•	risks relating to our revenues being derived from a few products and medical procedures;

•	risks relating to work stoppage, transportation interruptions, severe weather and natural disasters;

•	fluctuations in our effective tax rate adversely affecting our business, financial condition or results of operations;

•	limits on reimbursement imposed by governmental and other programs;

•	failure to comply with applicable environmental laws and regulations;

•	volatility of the market price of our common stock;

•	dilution as a result of future equity offerings; and

•	other factors and risks referenced in our press releases and described or referenced in our reports and other documents filed with the Securities and Exchange Commission.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2017 Form 10-K.

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

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management, electrophysiology, critical care and interventional oncology and spine devices. Our endoscopy segment focuses on the gastroenterology, pulmonary and thoracic surgery specialties, with a portfolio consisting primarily of stents, dilation balloons, certain inflation devices, guidewires, and other disposable products. Within those two operating segments, we offer products focused in five core product groups: peripheral intervention, cardiac intervention, interventional oncology and spine, cardiovascular and critical care and endoscopy.

For the three-month period ended June 30, 2018, we reported sales of approximately $224.8 million, up approximately $38.3 million or 20.5%, over sales from the three-month period ended June 30, 2017 of approximately $186.5 million. For the six-month period ended June 30, 2018, we reported sales of approximately $427.8 million, up approximately $70.2 million or 19.6%, over sales from the six-month period ended June 30, 2017 of approximately $357.6 million.

Gross profit as a percentage of sales decreased to 44.5% for the three-month period ended June 30, 2018 as compared to 45.1% for the three-month period ended June 30, 2017. Gross profit as a percentage of sales decreased to 44.0% for the six-month period ended June 30, 2018 as compared to 44.8% for the six-month period ended June 30, 2017.

Net income for the three-month period ended June 30, 2018 was approximately $10.9 million, or $0.21 per share, as compared to $9.5 million, or $0.19 per share, for the three-month period ended June 30, 2017. Net income for the six-month period ended June 30, 2018 was approximately $16.2 million, or $0.31 per share, as compared to $24.3 million, or $0.50 per share, for the six-month period ended June 30, 2017.

Recent Developments and Trends

In addition to the trends identified in the 2017 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” we believe that our business in 2018 will be impacted by the following recent events and trends:

•
In February 2018, we acquired certain divested assets from BD for an aggregate purchase price of $100.3 million. The acquired assets include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System, Tru-Cut® Biopsy Needles as well as Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. During the three and six-month periods ended June 30, 2018, our net sales of BD products were approximately $12.2 million and $18.5 million, respectively.

•
On April 6, 2018, we entered into long-term agreements with NinePoint Medical, Inc. (“NinePoint”), pursuant to which, we (a) became the exclusive worldwide distributor for the NvisionVLE® Imaging System with Real-time Targeting™ using Optical Coherence Tomography (OCT) and (b) acquired an option to purchase up to 100% of the outstanding equity in NinePoint both in exchange for total consideration of $10.0 million. In addition, we made a loan to NinePoint for $10.5 million. We believe the NinePoint products will enhance the product offerings of our Endotek division (in our endoscopy segment) and will be another step to adding therapy and disease-state products to our portfolio. The NinePoint products have 510(k) clearance in the United States, and NinePoint is preparing a CE mark application. During the period from April 6, 2018 to June 30, 2018, our net sales of NinePoint products were approximately $1.1 million.

•
In May 2018, we entered into an agreement for the acquisition of product distribution agreements for the DirectACCESS FirstChoice™ Ultra High Pressure PTA Balloon Catheter and executed a distribution agreement for the QXMédical Q50® PLUS Stent Graft Balloon Catheter.

•
A competitor recently experienced substantial global supply shortages due to internal issues, which has resulted in increased demand for our Merit Laureate® Hydrophilic Guide Wires, our offering of microcatheters (including the Merit Maestro®, SwiftNINJA® and the recently introduced Pursue™ Microcatheter), our Impress® Diagnostic Catheters and our vascular sheaths (including the recently introduced Prelude IDeal™ and PreludeEASE™ product offerings).

Additionally, we expect that (a) our net sales for the remainder of 2018 will be positively impacted by recently-awarded tenders, anticipated releases of new products and commencement of production of the Laurane product line in our Irish facility, and (b) our net income for the remainder of 2018 will be positively impacted by continued manufacturing efficiencies, cost-saving measures, and sales of our biopsy and drainage products, partially offset by several demand-based factors, including changes in our product mix, increases in revenue in certain markets served by distributors, and increases in labor costs and logistical expenses of addressing global supply requirements.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2018 and 2017, as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Gross profit	44.5	45.1	44.0	44.8
Selling, general and administrative expenses	30.7	30.8	31.3	32.2
Research and development expenses	6.8	7.1	6.9	7.2
Contingent consideration expense (benefit)	0.1	0.0	0.1	0.0
Acquired in-process research and development expenses	0.1	0.0	0.1	0.0
Income from operations	6.7	7.2	5.6	5.3
Other income (expense) - net	(1.6)	(1.1)	(1.4)	2.2
Income before income taxes	5.1	6.1	4.2	7.5
Net income	4.9	5.1	3.8	6.8

Sales

Sales for the three-month period ended June 30, 2018 increased by 20.5%, or approximately $38.3 million, compared to the corresponding period in 2017. Sales for the six-month period ended June 30, 2018 increased by 19.6%, or approximately $70.2 million, compared to the corresponding period in 2017. Listed below are the sales by product category within each of our two financial reporting segments for the three and six-month periods ended June 30, 2018 and 2017 (in thousands, other than percentage changes):

		Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2018	2017	% Change	2018	2017
Cardiovascular
Stand-alone devices	30.2%	$92,496	$71,056	30.5%	$175,742	$134,709
Custom kits and procedure trays	6.9%	33,992	31,797	10.9%	67,264	60,672
Inflation devices	16.9%	24,305	20,789	18.9%	46,724	39,296
Catheters	21.4%	39,374	32,429	17.0%	73,239	62,605
Embolization devices	4.7%	12,724	12,158	2.5%	25,310	24,685
CRM/EP	18.0%	13,496	11,434	6.7%	23,962	22,451
Total	20.4%	216,387	179,663	19.7%	412,241	344,418

Endoscopy
Endoscopy devices	22.3%	8,423	6,886	18.2%	15,603	13,200

Total	20.5%	$224,810	$186,549	19.6%	$427,844	$357,618
Note: Certain revenue categories for 2017 have been adjusted from prior disclosure to reflect changes in product classifications to be consistent with updates in Merit's management of its product portfolios during 2018.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2018 were approximately $216.4 million, up 20.4% when compared to the corresponding period for 2017 of approximately $179.7 million. Sales for the three-month period ended June 30, 2018 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, EN Snare® Endovascular Snare Systems, and wires, as well as sales from products acquired in connection with our acquisitions including the BD product lines, Catheter Connections, Osseon, and Laurane) of approximately $21.4 million, up 30.2% from the corresponding period for 2017; (b) catheters (particularly our Impress® Diagnostic Catheters, Prelude® and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $6.9 million, up 21.4% from the corresponding period for 2017; (c) our custom kits and procedure trays of approximately $2.2 million (which includes sales from our acquisition of ITL), up 6.9%

from the corresponding period for 2017; and (d) inflation devices (particularly our basixTOUCH® and BasixCompak® product lines) of approximately $3.5 million, up 16.9% from the corresponding period for 2017.

Our cardiovascular sales for the six-month period ended June 30, 2018 were approximately $412.2 million, up 19.7%, when compared to the corresponding period for 2017 of approximately $344.4 million. Sales for the six-month period ended June 30, 2018 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, EN Snare® Endovascular Snare Systems, Medallion® Syringes, stopcocks, and wires, as well as sales from products acquired in connection with our acquisitions, including the BD product lines, Argon critical care division, Catheter Connections, Osseon, and Laurane) of approximately $41.0 million, up 30.5% from the corresponding period for 2017; (b) catheters (particularly our ReSolve® Locking Drainage Catheters, Prelude® and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $10.6 million, up 17.0% from the corresponding period for 2017; (c) our custom kits and procedure trays of approximately $6.6 million (which includes sales from our acquisition of ITL), up 10.9% from the corresponding period for 2017; and (d) inflation devices (particularly our BASIXTouch® and BasixCompak® product lines) of approximately $7.4 million, up 18.9% from the corresponding period for 2017.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2018 were approximately $8.4 million, up 22.3%, when compared to sales in the corresponding period of 2017 of approximately $6.9 million. Our endoscopy sales for the six-month period ended June 30, 2018 were approximately $15.6 million, up 18.2%, when compared to sales in the corresponding period of 2017 of approximately $13.2 million. In each case, the increase was primarily related to an increase in sales of our Elation® Balloon Dilator, products acquired from BD and products sold pursuant to our distribution agreement with NinePoint.

International Sales. International sales for the three-month period ended June 30, 2018 were approximately $100.4 million, or 44.6% of net sales, up 27.9% when compared to the corresponding period in 2017. The increase in our international sales for the second quarter of 2018 compared to the second quarter of 2017 was primarily related to (a) sales increases in China of approximately $6.7 million, or 35.4% when compared to the corresponding period in 2017, (b) sales increases in Japan of approximately $2.3 million, or 24.8% when compared to the corresponding period in 2017, and (c) sales associated with our acquisition of certain product lines from BD.

International sales for the six-month period ended June 30, 2018 were approximately $193.3 million, or 45.2% of net sales, up 31.2% when compared to the six-month period ended June 30, 2017. The increase in our international sales was primarily related to (a) sales increases in China of approximately $12.6 million, or 34.3% when compared to the corresponding period in 2017, (b) sales increases in Japan of approximately $3.8 million, or 21.7% when compared to the corresponding period in 2017, and (c) sales associated with our acquisition of certain product lines from BD.

Gross Profit

Our gross profit as a percentage of sales decreased to 44.5% for the three-month period ended June 30, 2018, compared to 45.1% for the three-month period ended June 30, 2017. Gross profit as a percentage of sales decreased to 44.0% for the six-month period ended June 30, 2018, compared to 44.8% for the six-month period ended June 30, 2017. These decreases were primarily due to increased amortization as a result of acquisitions, increased inventory obsolescence, and increased freight costs associated with filling our global pipeline.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $11.7 million, or 20.4%, for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. As a percentage of sales, SG&A expenses were 30.7% of sales for the three-month period ended June 30, 2018, compared to 30.8% the three-month period ended June 30, 2017. SG&A expenses increased approximately $18.8 million, or 16.3%, for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. As a percentage of sales, SG&A expenses decreased to 31.3% of sales for the six-month period ended June 30, 2018, compared to 32.2% of sales for the six-month period ended June 30, 2017. The increase in SG&A expense was primarily related to acquisition and integration costs for our acquisition of BD, increased headcount and increased amortization as a result of acquisitions, which was partially offset by a reduction in legal expenses incurred in responding to the pending subpoena from the Department of Justice when compared to SG&A expenses in the corresponding periods of 2017.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended June 30, 2018 were approximately $15.3 million, up 15.0%, when compared to R&D expenses in the corresponding period of 2017 of approximately $13.3 million. R&D expenses for the six-month period ended June 30, 2018 were approximately $29.6 million, up 14.7%, when compared to R&D expenses in the corresponding period of 2017 of approximately $25.8 million. This increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Income
Cardiovascular	$12,663	$11,493	$19,060	$15,475
Endoscopy	2,451	1,869	4,835	3,496
Total operating income	$15,114	$13,362	$23,895	$18,971
(1) Operating income for the 2017 periods has been adjusted from prior disclosure to reflect changes in product classifications between our operating segments, which were made to be consistent with updates in the management of our product portfolios in 2018.

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2018 was approximately $12.7 million, compared to operating income of approximately $11.5 million for the three-month period ended June 30, 2017. Our cardiovascular operating income for the six-month period ended June 30, 2018 was approximately $19.1 million, compared to operating income of approximately $15.5 million for the six-month period ended June 30, 2017. The increase in cardiovascular operating income was primarily related to increased sales, which was partially offset by a lower gross margin percentage, acquisition and integration-related costs, increased headcount, increased amortization as a result of acquisitions, and foreign market expansion.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2018 was approximately $2.5 million, compared to approximately $1.9 million for the three-month period ended June 30, 2017. Our endoscopy operating income for the six-month period ended June 30, 2018 was approximately $4.8 million, compared to approximately $3.5 million for the six-month period ended June 30, 2017. This increase was primarily the result of higher sales (principally related to sales of the NinePoint product of approximately $1.1 million) and lower SG&A expenses as a percentage of sales.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended June 30, 2018 and 2017 was 5.4%, and 16.2%, respectively. Our effective income tax rate for the six-month periods ended June 30, 2018 and 2017 was 9.6% and 9.4%, respectively. The decrease in the effective income tax rate for the second quarter of 2018 compared to the second quarter of 2017 was primarily caused by a decrease in the federal statutory tax rate, as well as a discrete tax benefit related to share-based payment awards. Despite the decrease resulting from these items, the effective tax rate for the six months ended June 30, 2018 is relatively unchanged when compared to the corresponding period in 2017 due to the nontaxable gain on the bargain purchase recorded in connection with the 2017 acquisition of the Argon critical care division.

Other Income (Expense)
Our other income (expense) for the three-month periods ended June 30, 2018 and 2017 was approximately $(3.5) million, and $(2.0) million, respectively. The increase in other expense was primarily a result of increased interest expense due to higher debt balances used to finance the BD and other acquisitions.

Our other income (expense) for the six-month periods ended June 30, 2018 and 2017 was approximately $(6.0) million, and $7.8 million, respectively. The change in other income (expense) for these periods was primarily a result of the bargain purchase gain related to the acquisition of the Argon critical care division the first quarter of 2017, which did not recur in 2018, and increased interest expense in 2018 due to higher debt balances used to finance the BD and other acquisitions.

Net Income

Our net income for three-month periods ended June 30, 2018 and 2017 was approximately $10.9 million and $9.5 million, respectively. The increase in net income was primarily due to increased sales, which were partially offset by a decrease in gross profit as a percentage of sales. Our net income for six-month periods ended June 30, 2018 and 2017 was approximately $16.2 million and $24.3 million, respectively. The decrease in net income was primarily related to the gain on bargain purchase of $11.6 million reported in 2017, which did not recur in 2018, related to the acquisition of the Argon critical care division, which was partially offset by increased sales in the six months ended June 30, 2018 compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $43.5 million and $32.3 million respectively, of which approximately $41.9 million and $30.4 million, respectively, were held by foreign subsidiaries. The 2017 Tax Act one-time repatriation tax liability effectively taxes the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are currently considered to be indefinitely reinvested. We are still analyzing how the 2017 Tax Act impacts our existing accounting position to indefinitely reinvest foreign earnings and have yet to determine whether we plan to change our position. The cash held by our foreign subsidiaries for indefinite reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $22.9 million and $13.1 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the six-month periods ended June 30, 2018 and 2017 was primarily the result of net income excluding non-cash items, offset by shifts in working capital. Our working capital as of June 30, 2018 and December 31, 2017 was approximately $231.4 million and $200.5 million, respectively. The increase in working capital as of June 30, 2018 compared to December 31, 2017 was primarily the result of increases in trade receivables and inventories which were partially offset by an increase in trade payables and accrued expenses. As of June 30, 2018 and December 31, 2017, we had a current ratio of 2.66 to 1 and 2.73 to 1, respectively.

During the six-month period ended June 30, 2018, our inventory balance increased approximately $14.0 million, from approximately $155.3 million as of December 31, 2017 to approximately $169.3 million as of June 30, 2018. The increase in the inventory balance was due to several factors, including acquisitions and expansion to support increased sales and the opening of new modified direct sales markets. The trailing twelve-month inventory turns as of June 30, 2018 was 2.90, compared to 2.91 for the twelve-month period ended December 31, 2017.
Cash flows provided by financing activities. Cash provided by financing activities for the six-month period ended June 30, 2018 was approximately $138.1 million compared to approximately $57.6 million for the six-month period ended June 30, 2017, an increase of approximately $80.5 million. The increase in net cash provided from financing activities was primarily the result of additional borrowings in 2018 to fund the acquisition of assets from BD, NinePoint and DirectACCESS, partially offset by a decrease in proceeds from the issuance of common stock (as no public equity offering was undertaken in the six-month period ended June 30, 2018).

On March 14, 2018, we renewed our loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on July 10, 2018, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the three-month LIBOR plus 1.0%, which resets quarterly. The loan is secured by assets equal to the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of June 30, 2018, our interest rate on the loan was a variable rate of 3.26%.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2018, we had outstanding borrowings of approximately $407.0 million under the Second Amended Credit Agreement (an increase in long-term debt of approximately $132.6 million from December 31, 2017, which was principally due to our acquisition of assets from BD, NinePoint and DirectACCESS), with available borrowings of approximately $47.8 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2018 was a fixed rate of 2.87% on $175.0 million as a result of an interest rate swap (see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and a variable floating rate of 3.84% on $232.0 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175.0 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97.0 million.

As discussed in Note 16 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, the net proceeds from our offering of common stock, which closed on July 30, 2018, were used primarily to repay outstanding borrowings (primarily revolving credit loans) under the Second Amended Credit Agreement.

Cash flows used in investing activities. Our cash flows used in investing activities for the six-month period ended June 30, 2018 was approximately $162.5 million compared to approximately $73.7 million for the six-month period ended June 30, 2017, an increase of approximately $88.8 million. This increase was primarily a result of an increase of approximately $63.8 million in net cash paid for acquisitions during the six months ended June 30, 2018, compared to the six months ended June 30, 2017 (see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report), combined with a $13.8 million increase in capital expenditures for property and equipment. Capital expenditures for property and equipment were approximately $31.6 million and $17.8 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2018, we have no off-balance sheet arrangements.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2017, 2016 and 2015, we recorded obsolescence expense of approximately $6.1 million, $3.9 million and $2.8 million, respectively, and wrote off approximately $2.9 million, $2.8 million and $2.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2018 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

Allowance for Doubtful Accounts. A majority of our receivables are with hospitals which, over our history, have demonstrated favorable collection rates. Therefore, we have experienced relatively minimal bad debts from hospital customers. In limited circumstances, we have written off bad debts as the result of the termination of our business relationships with foreign distributors. The most significant write-offs over our history have come from U.S. and international distributors.

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

Item 3. QUANTITATIVE AND QUALITATIVE DICSLOSURES ABOUT MARKET RISK

Currency Risk

Our principal market risk relates to changes in the value of the following currencies relative to the U.S. Dollar (USD):

•	Euro (EUR)

•	Chinese Yuan Renminbi (CNY), and

•	British Pound (GBP).

We also have a limited market risk relating to the following currencies (among others):

•	Hong Kong Dollar (HKD),

•	Mexican Peso (MXN),

•	Australian Dollar (AUD),

•	Canadian Dollar (CAD),

•	Brazilian Real (BRL),

•	Swiss Franc (CHF),

•	Swedish Krona (SEK),

•	Danish Krone (DKK),

•	Singapore Dollars (SGD),

•	South Korean Won (KRW), and

•	Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the six-month period ended June 30, 2018, a portion of our net sales (approximately $143.4 million, representing approximately 33.5% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

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

During the three and six months ended June 30, 2018, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands, except basis points):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Currency Impact to Reported Amounts		Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$3,645	1.6%	$8,798	2.1%
Cost of Sales	$2,521	2.1%	$4,596	2.0%
Gross Profit (1)	$1,124	1.1%	$4,202	2.3%
(1) Represents approximately 22 basis points decrease and 8 basis points increase in gross margin percentage for the three and six months ended June 30, 2018, respectively

The impact to sales for the three and six months ended June 30, 2018 was primarily a result of favorable impacts due to sales denominated in EUR, CNY, and GBP. The impact to cost of sales was primarily a result of unfavorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR and MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of June 30, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	2,410
Swiss Franc	CHF	1,158
Chinese Renminbi	CNY	66,000
Danish Krone	DKK	11,650
Euro	EUR	12,870
British Pound	GBP	2,975
Mexican Peso	MXN	94,275
Swedish Krona	SEK	13,830

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2018, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	8,400
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	3,098
Swiss Franc	CHF	255
Chinese Renminbi	CNY	95,228
Danish Krone	DKK	2,885
Euro	EUR	25,861
British Pound	GBP	1,584
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	260,000
Korean Won	KRW	2,700,000
Mexican Peso	MXN	18,700
Swedish Krona	SEK	10,536
Singapore Dollar	SGD	6,900

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our condensed consolidated financial statements, as of June 30, 2018, we had outstanding borrowings of approximately $407.0 million under the Second Amended Credit Agreement, an increase in long-term debt of approximately $132.6 million from December 31, 2017, which was principally due to our acquisition of assets from BD, NinePoint and DirectACCESS. Accordingly, our earnings and after-tax cash flow are increasingly affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of June 30, 2018 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.3 million annually for each one percentage point change in the average interest rate under these borrowings.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 14 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS
In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2017 Form 10-K, as well as the amended and updated risk factors included below (which replace equivalent risk factors disclosed in Part I, Item 1A. "Risk Factors" of the 2017 Form 10-K). Such risk factors could materially affect our business, financial condition or future results.

The risks described in our 2017 Form 10-K and in the amended and updated risk factors below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Over the past several years, we have completed a series of significant acquisitions. As we grow through acquisitions and, at any given time, we may be considering a number of potential further acquisitions and strategic transactions, certain of which may also be significant. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own. Efforts to integrate future acquisitions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. Additionally, past and future acquisitions may increase the risks of competition we face by, among other things, extending our operations into industry segments and product lines where we have few existing customers or qualified sales personnel and limited expertise. For example, although we acquired certain tunneled home drainage catheter and soft tissue core needle biopsy products from BD in February 2018, BD retained other products that directly compete with the products we acquired. As BD is a larger company with a more well-established market presence in such product lines, we may be unable to realize expected benefits from the acquisition in the timeframe anticipated or at all.

We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating various acquisition and other strategic transactions, and we may inherit significant liabilities in connection with prospective acquisitions or other strategic transactions, including regulatory, infringement, product liability, discrimination or other legal claims or issues. In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition or other transaction. If we do not adequately identify targets for, or manage issues related to, our future acquisitions and similar transactions, such transactions may have an adverse effect on our business, operations or financial condition.

Use of our products in unapproved circumstances could expose us to liabilities.

The marketing clearances and approvals from the FDA and other regulators of certain of our products are, or are expected to be, limited to specific uses. We are prohibited from marketing or promoting any uncleared or unapproved use of our product. However, physicians may use these products in ways or circumstances other than those strictly within the scope of the regulatory approval or clearance. The use of our products for unauthorized purposes could arise from our sales personnel or distributors violating our policies by providing information or recommendations about such unauthorized uses. Consequently, claims may be asserted by the FDA or other enforcement agencies that we are not in compliance with applicable laws or regulations or have improperly promoted our products for uncleared or unapproved uses. The FDA or such other agencies could require a recall of products or allege that our promotional activities misbrand or adulterate our products or violate other legal requirements, which could result in investigations, prosecutions, fines or other civil or criminal actions.

The FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Before we can introduce a new device or a new use of or a claim for a cleared device in the United States, we must generally obtain clearance from the FDA through the 510(k) premarket notification process or approval through a PMA application, unless an exemption from premarket review or an alternative procedure, such as a de novo risk based classification or a humanitarian device exemption, applies. The FDA clearance and approval processes for medical devices are expensive, uncertain and time-consuming.

If human clinical trials of a medical device are required for FDA clearance or approval and the device presents a significant risk, the sponsor of the trial must file an IDE application with the FDA prior to commencing such trials in the U.S. Submission of an IDE application does not ensure that the IDE will become effective. If the IDE application is approved, there can be no assurance that the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. For clinical trials involving a device that does not present a significant risk, the sponsor is not required to obtain FDA approval of an IDE, but the sponsor must obtain the review and approval of an institutional review board. Both significant risk and non-significant risk trials are subject to additional FDA regulations, including a requirement to obtain informed consent, reporting and recordkeeping requirements, and other requirements. We, the FDA, or the institutional review board, may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Changes to 510(k) cleared or PMA approved devices, including manufacturing changes, product enhancements and product line extensions, may require a new 510(k) clearance or approval of a PMA supplement. For devices marketed under an approved PMA, we must submit a PMA supplement to the FDA for review and approval prior to making a change to the device that affects the safety or effectiveness of the device, including changes to the design, manufacturing or labeling of the device. Likewise, for 510(k)-cleared devices, we must obtain new FDA 510(k) clearance when there is a major change or modification in the intended use, or a change or modification of the device that could significantly affect the safety or effectiveness of the device. In some cases, clinical data may be required to support a PMA supplement or 510(k) premarket notification for a device modification.

The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission or a PMA supplement in the first instance, but the FDA may review the manufacturer’s decisions not to seek a new 510(k) or PMA supplement. We may make changes to our cleared products without seeking additional clearances or approvals if we determine such clearances or approvals are not necessary and document the basis for that conclusion. However, the FDA may disagree with our determination or may require additional information, including clinical data, to be submitted before a determination is made, in which case we may be required to delay the introduction and marketing of our modified products, redesign our products, conduct clinical trials to support any modifications and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization.

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

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. We cannot assure you that we will successfully maintain the clearances or approvals we have received or may receive in the future. The loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could also have a material adverse effect on our business.

Our products may cause or contribute to adverse medical events that we are required to report to the FDA or other governmental authorities, and if we fail to do so, we may be subject to sanctions that may materially harm our business.

Our products are subject to medical device reporting regulations, which require us to report to the FDA any information that reasonably suggests one of our products may have caused or contributed to a death or serious injury, or one of our products malfunctioned and, if the malfunction were to recur, this device or a similar device that we market would be likely to cause or contribute to a death or serious injury. Our obligation to report under the medical device reporting regulations is triggered on the date on which we become aware of information that reasonably suggests a reportable adverse event occurred. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or if the product characteristic that caused the adverse event is removed in time from our products. If we fail to comply with our medical device reporting obligations, the FDA could issue warning letters or untitled letters, take administrative actions, commence criminal prosecution, impose civil monetary penalties, demand or initiate a product recall, seize our products, or delay the clearance of our future products.

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

Our forecasts of customer demand and related decisions that we make about production levels may take into account potential opportunities created by regulatory issues, supply disruptions or other challenges experienced by our competitors. We generally do not know the extent and cannot predict the duration of these challenges experienced by our competitors. As a result, our estimates about related increased demand for our products are inherently uncertain and subject to change. If our estimates incorrectly forecast the extent or duration of this increased demand, or the product types to which it relates, our revenues, margins and earnings could be adversely affected.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (1)

10.1	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan (2)

10.2	Indemnification Agreement by and between Merit Medical Systems, Inc. and Raul Parra, dated August 1, 2018

10.3	Employment Agreement by and between Merit Medical Systems, Inc. and Raul Parra, dated August 1, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to the Consolidated Financial Statements

(1)	Incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018 (as amended).

(2)	Incorporated by reference from our Form S-8 filed on June 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: August 9, 2018	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 9, 2018	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer