Form 10-Q
period 2018-09-30
MERIT MEDICAL SYSTEMS INC
filed 2018-11-09
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Registrant’s telephone number, including area code: (801) 253-1600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	54,833,602
Title or class	Number of Shares Outstanding at November 5, 2018

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands)
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,955	$32,336
Trade receivables — net of allowance for uncollectible accounts — 2018 — $2,011 and 2017 — $1,769	129,282	105,536
Other receivables	8,903	9,429
Inventories	181,439	155,288
Prepaid expenses and other assets	11,720	9,096
Prepaid income taxes	3,307	3,225
Income tax refund receivables	1,043	1,211

Total current assets	387,649	316,121

PROPERTY AND EQUIPMENT:
Land and land improvements	26,926	19,877
Buildings	150,880	147,356
Manufacturing equipment	211,215	197,651
Furniture and fixtures	53,869	49,528
Leasehold improvements	33,365	31,161
Construction-in-progress	48,166	32,896

Total property and equipment	524,421	478,469

Less accumulated depreciation	(204,496)	(185,649)

Property and equipment — net	319,925	292,820

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2018 — $93,680 and 2017 — $72,420	224,540	167,771
Other — net of accumulated amortization — 2018 — $46,088 and 2017 — $38,127	64,565	59,553
Goodwill	249,023	238,147
Deferred income tax assets	2,254	2,359
Other assets	61,927	35,040

Total other assets	602,309	502,870

TOTAL	$1,309,883	$1,111,811

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands)
	September 30,	December 31,
	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$50,697	$34,931
Accrued expenses	65,530	58,932
Current portion of long-term debt	22,000	19,459
Income taxes payable	1,598	2,298

Total current liabilities	139,825	115,620

LONG-TERM DEBT	186,867	259,013

DEFERRED INCOME TAX LIABILITIES	23,102	23,289

LONG-TERM INCOME TAXES PAYABLE	4,846	4,846

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	2,746	2,746

DEFERRED COMPENSATION PAYABLE	12,176	11,181

DEFERRED CREDITS	2,296	2,403

OTHER LONG-TERM OBLIGATIONS	14,814	16,379

Total liabilities	386,672	435,477

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued	—	—
Common stock, no par value; shares authorized — 2018 and 2017 - 100,000; issued and outstanding as of September 30, 2018 - 54,802 and December 31, 2017 - 50,248	568,051	353,392
Retained earnings	354,236	321,408
Accumulated other comprehensive income	924	1,534

Total stockholders’ equity	923,211	676,334

TOTAL	$1,309,883	$1,111,811

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET SALES	$221,659	$179,337	$649,504	$536,955

COST OF SALES	119,620	98,823	359,400	296,358

GROSS PROFIT	102,039	80,514	290,104	240,597

OPERATING EXPENSES:
Selling, general and administrative	66,382	54,716	200,389	169,896
Research and development	14,525	12,838	44,163	38,676
Intangible asset impairment charge	657	—	657	—
Contingent consideration expense (benefit)	(661)	20	(442)	39
Acquired in-process research and development	75	12,061	382	12,136

Total operating expenses	80,978	79,635	245,149	220,747

INCOME FROM OPERATIONS	21,061	879	44,955	19,850

OTHER INCOME (EXPENSE):
Interest income	359	94	847	266
Interest expense	(2,329)	(1,590)	(8,064)	(5,935)
Gain on bargain purchase	—	(778)	—	10,796
Other income (expense) - net	294	(810)	(429)	(376)

Other income (expense) — net	(1,676)	(3,084)	(7,646)	4,751

INCOME (LOSS) BEFORE INCOME TAXES	19,385	(2,205)	37,309	24,601

INCOME TAX EXPENSE	2,766	1,364	4,481	3,884

NET INCOME (LOSS)	$16,619	$(3,569)	$32,828	$20,717

EARNINGS PER COMMON SHARE:
Basic	$0.31	$(0.07)	$0.64	$0.43

Diluted	$0.30	$(0.07)	$0.62	$0.42

AVERAGE COMMON SHARES:
Basic	53,431	50,150	51,434	48,332

Diluted	55,103	51,599	53,096	49,555

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,619	$(3,569)	$32,828	$20,717
Other comprehensive income (loss):
Cash flow hedges	667	(144)	3,541	166
Less income tax benefit (expense)	(172)	56	(910)	(64)
Foreign currency translation adjustment	(1,637)	721	(3,241)	2,925
Less income tax (expense)	—	—	—	(252)
Total other comprehensive income (loss)	(1,142)	633	(610)	2,775
Total comprehensive income (loss)	$15,477	$(2,936)	$32,218	$23,492

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands - unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,828	$20,717

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,436	39,388
Gain on bargain purchase	—	(10,796)
Loss on sales and/or abandonment of property and equipment	425	219
Write-off of patents and intangible assets	744	86
Acquired in-process research and development	382	12,136
Amortization of deferred credits	(106)	(111)
Amortization of long-term debt issuance costs	603	514
Deferred income taxes	—	(290)
Stock-based compensation expense	4,494	2,883
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(25,482)	(10,963)
Other receivables	255	(449)
Inventories	(19,375)	(9,922)
Prepaid expenses and other current assets	(2,719)	(1,587)
Prepaid income taxes	(120)	(231)
Income tax refund receivables	134	280
Other assets	(1,370)	(2,992)
Trade payables	15,936	(876)
Accrued expenses	7,707	4,470
Income taxes payable	(1,528)	(764)
Deferred compensation payable	994	1,107
Other long-term obligations	(1,381)	574

Total adjustments	30,029	22,676

Net cash provided by operating activities	62,857	43,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(47,024)	(29,522)
Intangible assets	(2,234)	(1,927)
Proceeds from the sale of property and equipment	7	9
Issuance of note receivable	(10,750)	—
Cash paid in acquisitions, net of cash acquired	(122,770)	(103,500)

Net cash used in investing activities	(182,771)	(134,940)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands - unaudited)
	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$213,276	$143,069
Offering costs	(366)	(816)
Proceeds from issuance of long-term debt	380,825	151,462
Payments on long-term debt	(450,575)	(197,962)
Contingent payments related to acquisitions	(184)	(45)
Payment of taxes related to an exchange of common stock	(2,616)	—

Net cash provided by financing activities	140,360	95,708

EFFECT OF EXCHANGE RATES ON CASH	(827)	30

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,619	4,191

CASH AND CASH EQUIVALENTS:
Beginning of period	32,336	19,171

End of period	$51,955	$23,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $468 and $371, respectively)	$8,018	$5,953

Income taxes	$6,069	$4,029

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,058	$1,394

Acquisition purchases in accrued expenses and other long-term obligations	$—	$12,000

Merit common stock surrendered (43 and 0 shares, respectively) in exchange for exercise of stock options	$2,262	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2018 and 2017 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2018 and December 31, 2017, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three and nine-month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2017 Form 10-K") for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018.

2. Inventories. Inventories at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$103,258	$86,555
Work-in-process	20,546	12,799
Raw materials	57,635	55,934

Total Inventories	$181,439	$155,288

3. Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine months ended September 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$241	$189	$657	$453
Research and development	141	110	412	262
Selling, general and administrative	1,291	893	3,425	2,168
Stock-based compensation expense before taxes	$1,673	$1,192	$4,494	$2,883

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $20.7 million and is expected to be recognized over a weighted average period of 3.25 years.

During the three-month period ended September 30, 2018, we did not grant any new stock-based awards. During the nine-month period ended September 30, 2018, we granted stock-based awards representing 692,002 shares of our common stock. During the three and nine-month periods ended September 30, 2017, we granted stock-based awards representing 20,000 and approximately 1.3 million shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.63% - 2.77%	1.77% - 1.83%
Expected option life	5.0 years	5.0 years
Expected dividend yield	—	—
Expected price volatility	34.06% - 34.32%	33.81% - 34.07%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months			Nine Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended September 30, 2018:
Basic EPS	$16,619	53,431	$0.31	$32,828	51,434	$0.64
Effect of dilutive stock options and warrants		1,672			1,662

Diluted EPS	$16,619	55,103	$0.30	$32,828	53,096	$0.62

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		667			462

Period ended September 30, 2017:
Basic EPS	$(3,569)	50,150	$(0.07)	$20,717	48,332	$0.43
Effect of dilutive stock options and warrants		1,449			1,223

Diluted EPS	$(3,569)	51,599	$(0.07)	$20,717	49,555	$0.42

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		200			434

5. Acquisitions. During July 2018, we purchased 1,786,000 preferred limited liability company units of Cagent Vascular, LLC, a medical device company ("Cagent"), for approximately $2.2 million. Our investment has been accounted for as an equity investment reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Cagent. Our total investment in Cagent represents an ownership of approximately 19.5% of the outstanding limited liability company units.

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

Inventories	$971
Intangibles
Developed technology	4,840
Customer list	120
Trademarks	400
Goodwill	938

Total assets acquired	$7,269

We are amortizing the developed technology intangible asset over ten years, the related trademarks over ten years and the customer list on an accelerated basis over five years. The total weighted-average amortization period for these acquired intangible assets is approximately 9.9 years.

On May 18, 2018, we paid $750,000 for a distribution agreement with QXMédical, LLC ("QXMédical") for the Q50® PLUS Stent Graft Balloon Catheter. We accounted for this acquisition as an asset purchase. We are amortizing the distribution agreement as an intangible asset over a period of ten years.

On April 6, 2018, we entered into long-term agreements with NinePoint Medical, Inc. (“NinePoint”), pursuant to which, we (a) became the exclusive worldwide distributor for the NvisionVLE® Imaging System with Real-time Targeting™ using Optical Coherence Tomography (OCT) and (b) acquired an option to purchase up to 100% of the outstanding equity in NinePoint throughout a three-month period commencing 18 months subsequent to the agreement date, both in exchange for total consideration of $10.0 million. We accounted for this transaction as an asset purchase. The results of operations related to the distribution agreement have been included in our endoscopy operating segment since the acquisition date. During the three and nine months ended September 30, 2018, our net sales of NinePoint products were approximately $1.4 million and $2.5 million, respectively. We believe the NinePoint products will enhance the product offerings of our endoscopy operating segment and will be another step in our strategy to add therapy and disease-state products to our portfolio. The NinePoint products have 510(k) clearance in the United States, and NinePoint is preparing a CE mark application. We plan to launch the NinePoint products globally on a measured basis.

In addition, on April 6, 2018, we made a loan to NinePoint for $10.5 million with a maturity date of April 6, 2023, at which time the loan, together with accrued interest thereon, will be due and payable. The loan bears interest at an annual rate of 9% and is collateralized by NinePoint's rights, interest and title to the NvisionVLE® Imaging System and substantially all other assets of NinePoint. This loan has been recorded as a note receivable within other long-term assets in our consolidated balance sheets.

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

During the three and nine-month periods ended September 30, 2018, our net sales of BD products were approximately $11.8 million and $30.3 million, respectively. It is not practical to separately report earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular business segment. Acquisition-related costs associated with the BD acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.8 million for the nine-month period ended September 30, 2018. The following table summarizes the purchase price allocated to the assets acquired from BD (in thousands):

Inventories	$5,804
Property and equipment	748
Intangibles
Developed technology	74,000
Customer list	4,200
Trademarks	4,900
Goodwill	10,613

Total assets acquired	$100,265

We are amortizing the developed technology intangible assets over eight years, the related trademarks over nine years, and the customer lists on an accelerated basis over seven years. The total weighted-average amortization period for these acquired intangible assets is approximately eight years.

On October 2, 2017, we acquired a custom procedure pack business located in Melbourne, Australia from ITL Healthcare Pty Ltd. ("ITL"), for an aggregate purchase price of $11.3 million. We accounted for this acquisition as a business combination. The following table summarizes the aggregate purchase price allocated to the assets acquired from ITL (in thousands):

Assets Acquired
Trade receivables	$1,287
Other receivables	56
Inventories	1,808
Prepaid expenses and other assets	65
Property and equipment	1,053
Intangibles
Customer lists	5,940
Goodwill	3,945
Total assets acquired	14,154

Liabilities Assumed
Trade payables	(216)
Accrued expenses	(747)
Deferred income tax liabilities	(1,901)
Total liabilities assumed	(2,864)

Total net assets acquired	$11,290

We are amortizing the customer list on an accelerated basis over seven years. Acquisition-related costs associated with the ITL acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income in the 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular operating segment since the acquisition date. During the three and nine months ended September 30, 2018, our net sales of ITL products were approximately $1.9 million and $6.1 million, respectively. It is not practical to separately report the earnings related to the ITL acquisition, as we cannot split out sales costs related solely to the products we acquired from ITL, principally because our sales representatives sell multiple products (including the products we acquired from ITL) in our cardiovascular business segment.

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

Inventories	$594
Intangibles
Developed technology	14,920
Customer list	120
Goodwill	6,366

Total assets acquired	$22,000

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

On July 3, 2017, we acquired from Osseon LLC (“Osseon”) substantially all the assets related to Osseon’s vertebral augmentation products. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $6.8 million. Acquisition-related costs associated with the Osseon acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were not material. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and nine months ended September 30, 2018, our net sales of Osseon products were approximately $478,000 and $1.6 million, respectively. It is not practical to separately report the earnings related to the Osseon acquisition, as we cannot split out sales costs related solely to the products we acquired from Osseon, principally because our sales representatives sell multiple products (including the products we acquired from Osseon) in our cardiovascular business segment. The following table summarizes the purchase price allocated to the assets acquired (in thousands):

Inventories	$979
Property and equipment	58
Intangibles
Developed technology	5,400
Customer list	200
Goodwill	203

Total assets acquired	$6,840

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

Acquisition-related costs associated with the acquisition of the Argon critical care division during the year ended December 31, 2017, which were included in selling, general and administrative expenses in the consolidated statements of income of our 2017 Form 10-K, were approximately $2.6 million. The results of operations related to this acquisition have been included in our cardiovascular segment since the acquisition date. During the three and nine months ended September 30, 2018, our net sales of the Argon critical care products were approximately $11.0 million and $34.2 million, respectively. It is not practical to separately report the earnings related to the Argon critical care acquisition, as we cannot split out sales costs related solely to the products we acquired from Argon, principally because our sales representatives sell multiple products (including the products we acquired from Argon) in our cardiovascular business segment.

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

With respect to the Argon critical care assets, we are amortizing developed technology over seven years and customer lists on an accelerated basis over five years. While U.S. trademarks can be renewed indefinitely, we estimate that we will generate cash flow from the acquired trademarks for a period of five years from the acquisition date. The total weighted-average amortization period for these acquired intangible assets is approximately 6.0 years.

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

Acquisition-related costs associated with the Catheter Connections acquisition during the year ended December 31, 2017, which were included in selling, general and administrative expenses were approximately $482,000. The results of operations related to this acquisition have been included in our cardiovascular operating segment since the acquisition date. During the three and nine months ended September 30, 2018, our net sales of the products acquired from Catheter Connections were approximately $3.7 million and $10.1 million, respectively. It is not practical to separately report the earnings related to the products acquired from Catheter Connections, as we cannot split out sales costs related solely to those products, principally because our sales representatives sell multiple products (including the DualCap System) in the cardiovascular business segment. The purchase price was allocated as follows (in thousands):

Assets Acquired
Trade receivables	$958
Inventories	2,157
Prepaid expenses and other assets	85
Property and equipment	1,472
Intangibles
Developed technology	21,100
Customer lists	700
Trademarks	2,900
Goodwill	8,989
Total assets acquired	38,361

Liabilities Assumed
Trade payables	(338)
Accrued expenses	(23)
Total liabilities assumed	(361)

Total net assets acquired	$38,000

We are amortizing the Catheter Connections developed technology asset over 12 years, the related trademarks over ten years, and the associated customer list on an accelerated basis over eight years. We have estimated the weighted average life of the intangible Catheter Connections assets acquired to be approximately 11.7 years.

The following table summarizes our consolidated results of operations for the nine-month period ended September 30, 2017, as well as unaudited pro forma consolidated results of operations as though the acquisition of the Argon critical care division had occurred on January 1, 2016 (in thousands, except per common share amounts):

	Nine Months Ended
	September 30, 2017
	As Reported	Pro Forma
Net sales	$536,955	$539,715
Net income	20,717	10,039
Earnings per common share:
Basic	$0.43	$0.21
Diluted	$0.42	$0.20
* The pro forma results for the three-month periods ended September 30, 2018 and 2017 and the nine-month period ended September 30, 2018 are not included in the table above because the operating results for the Argon critical care division acquisition were included in our consolidated statements of income for these periods.

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

6. Revenue from Contracts with Customers.

We sell our medical products through a direct sales force in the U.S. and through OEM relationships, custom procedure tray manufacturers and a combination of direct sales force and independent distributors in international markets. Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

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

Identify the performance obligations in the contract. Generally, our contracts with customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations generally relate to delivering single-use medical products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2018 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. As such, we recognize revenue upon transfer of the product to the customer's control at contractually stated pricing.

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

The following tables present revenue from contracts with customers for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$52,173	$38,802	$90,975	$36,383	$32,366	$68,749
Custom kits and procedure trays	23,199	9,896	33,095	23,085	7,326	30,411
Inflation devices	7,819	15,074	22,893	8,241	11,792	20,033
Catheters	18,081	22,510	40,591	15,377	16,374	31,751
Embolization devices	5,145	7,250	12,395	5,414	6,838	12,252
CRM/EP	10,462	1,739	12,201	8,202	1,325	9,527
Total	116,879	95,271	212,150	96,702	76,021	172,723

Endoscopy
Endoscopy devices	9,229	280	9,509	6,389	225	6,614

Total	$126,108	$95,551	$221,659	$103,091	$76,246	$179,337

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$147,125	$119,592	$266,717	$109,750	$93,709	$203,459
Custom kits and procedure trays	69,184	31,175	100,359	68,823	22,259	91,082
Inflation devices	23,647	45,970	69,617	24,257	35,072	59,329
Catheters	50,055	63,775	113,830	46,529	47,828	94,357
Embolization devices	15,272	22,434	37,706	16,548	20,388	36,936
CRM/EP	31,058	5,105	36,163	28,212	3,765	31,977
Total	336,341	288,051	624,392	294,119	223,021	517,140

Endoscopy
Endoscopy devices	24,269	843	25,112	19,195	620	19,815

Total	$360,610	$288,894	$649,504	$313,314	$223,641	$536,955

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Cardiovascular	$212,150	$172,723	$624,392	$517,140
Endoscopy	9,509	6,614	25,112	19,815
Total net sales	$221,659	$179,337	$649,504	$536,955

Operating Income (Loss)
Cardiovascular	$18,199	$(1,207)	$37,263	$14,239
Endoscopy	2,862	2,086	7,692	5,611
Total operating income	$21,061	$879	$44,955	$19,850

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

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Implementation may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the anticipated impact of adopting ASU 2018-15 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements related to fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. We are currently evaluating the anticipated impact of adopting ASU 2018-13 on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. While we continue to assess our adoption policy for this standard, we do not expect adoption to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-of-use assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU 2018-11 to provide a transition practical expedient by allowing entities to initially apply the new leases standard at the adoption date, recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and not restate prior periods. We expect to adopt this as well as certain other practical expedients available to us under the new guidance. We have implemented processes and information technology tools to assist in our ongoing lease data collection and analysis. We are currently finalizing our lease portfolio analysis to determine the impact to our consolidated financial statements, and currently expect that most of our operating lease commitments will be recognized as lease liabilities and right-of-use assets upon our adoption of ASU 2016-02. We are updating our accounting policies and internal controls that will be impacted by the new guidance to ensure readiness for adoption in the first quarter of 2019.

We do not believe any other issued and not yet effective accounting standards will be relevant to our consolidated financial statements.

9. Income Taxes. On December 22, 2017, the 2017 Tax Act was signed into law. At December 31, 2017, we recorded a provisional net tax benefit related to the remeasurement of deferred taxes and a one-time tax expense for the transition tax. In accordance with SEC Staff Accounting Bulletin 118, income tax effects of the 2017 Tax Act may be refined upon obtaining, preparing, and/or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by U.S. regulatory and standard-setting bodies. As of September 30, 2018, the amounts recorded for the 2017 Tax Act remain provisional and may be impacted by further analysis and subsequently issued guidance.

For tax years beginning after December 31, 2017, the 2017 Tax Act introduces new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (“GILTI”). We have not yet determined our policy election with respect to whether to record deferred taxes for temporary basis differences expected to reverse as GILTI in future periods, or account for taxes on GILTI using the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for the three and nine months ended September 30, 2018.

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

Our provision for income taxes for the three months ended September 30, 2018 and 2017 was a tax expense of approximately $2.8 million and $1.4 million, respectively, which resulted in an effective tax rate of 14.3% and (61.9)%, respectively. The change in the effective tax rate for the third quarter of 2018 compared to the third quarter of 2017 is primarily due to the discrete tax impact of the in-process research and development charge attributable to the IntelliMedical acquisition completed in the third quarter of 2017, which is not deductible for tax purposes.

Our provision for income taxes for the nine months ended September 30, 2018 and 2017 was a tax expense of approximately $4.5 million and $3.9 million, respectively, which resulted in an effective tax rate of 12.0% and 15.8%, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2018 compared to the corresponding period of 2017 was primarily due to a discrete tax benefit related to share-based payment awards.

10. Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
2016 Term loan	$76,250	$85,000
2016 Revolving credit loans	126,000	187,000
Collateralized debt facility	7,000	6,959
Less unamortized debt issuance costs	(383)	(487)
Total long-term debt	208,867	278,472
Less current portion	22,000	19,459
Long-term portion	$186,867	$259,013

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of September 30, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of September 30, 2018, we had outstanding borrowings of approximately $202.3 million under the Second Amended Credit Agreement, with available borrowings of approximately $248.4 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of September 30, 2018 was a fixed rate of 2.87% on $175.0 million as a result an interest rate swap (see Note 11) and a variable floating rate of 3.99% on $27.3 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97 million.

Collateralized Debt Facility

On September 3, 2018, we renewed our loan agreement with HSBC Bank whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on January 10, 2019, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the six-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%. The loan is secured by assets having a value not less than the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of September 30, 2018, our interest rate on the loan was a variable rate of 3.12%.

Future Payments

Future minimum principal payments on our long-term debt as of September 30, 2018, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2018	$3,750
2019	22,000
2020	17,500
2021	166,000
Total future minimum principal payments	$209,250

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

At September 30, 2018 and December 31, 2017, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at September 30, 2018 was an asset of approximately $8.3 million, which was partially offset by approximately $2.1 million in deferred taxes. The fair value of our interest rate swap at December 31, 2017 was an asset of approximately $5.7 million, which was offset by approximately $1.5 million in deferred taxes.

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in Euros, British Pounds, Chinese Renminbi, Mexican Pesos, Brazilian Reals, Australian Dollars, Hong Kong Dollars, Swiss Francs, Swedish Krona, Canadian Dollars, Danish Krone, Japanese Yen, Korean Won, and Singapore Dollars. We do not use derivative financial instruments for trading or speculative purposes. We are not subject to any credit risk contingent features related to our derivative contracts, and counterparty risk is managed by allocating derivative contracts among several major financial institutions.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of September 30, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	2,460
Swiss Franc	CHF	1,215
Chinese Renminbi	CNY	60,000
Danish Krone	DKK	10,835
Euro	EUR	12,270
British Pound	GBP	3,355
Japanese Yen	JPY	330,000
Mexican Peso	MXN	93,575
Swedish Krona	SEK	12,780

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of September 30, 2018, we had entered into foreign currency forward contracts related to those balance sheet accounts, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	11,150
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	3,098
Swiss Franc	CHF	255
Chinese Renminbi	CNY	95,228
Danish Krone	DKK	2,885
Euro	EUR	25,861
British Pound	GBP	1,584
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	260,000
Korean Won	KRW	2,700,000
Mexican Peso	MXN	18,700
Swedish Krona	SEK	10,536
Singapore Dollar	SGD	6,900

Balance Sheet Presentation of Derivatives. As of September 30, 2018, and December 31, 2017, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis is as follows (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$8,284	$5,749
Foreign currency forward contracts	Prepaid expenses and other assets	813	363
Foreign currency forward contracts	Other assets (long-term)	161	35

Liabilities
Foreign currency forward contracts	Accrued expenses	(240)	(468)
Foreign currency forward contracts	Other long-term obligations	(56)	(82)

Derivatives not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$360	$223
Liabilities
Foreign currency forward contracts	Accrued expenses	(475)	(841)

Income Statement Presentation of Derivatives.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) Recognized in OCI			Amount of Gain/(Loss) Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017

Derivative instrument			Location in statements of income
Interest rate swaps	$664	$1	Interest Expense	$428	$96
Foreign currency forward contracts	543	100	Revenue	86	(101)
			Cost of sales	26	250

	Amount of Gain/(Loss) Recognized in OCI			Amount of Gain/(Loss) Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017

Derivative instrument			Location in statements of income
Interest rate swaps	$3,532	$(611)	Interest Expense	$998	$(8)
Foreign currency forward contracts	1,112	841	Revenue	(299)	(141)
			Cost of sales	404	213

The net amount recognized in earnings during the three and nine months ended September 30, 2018 and 2017 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

As of September 30, 2018, approximately $858,000, or $637,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2018, approximately $2.6 million, or $2.0 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivative Instrument	Location in statements of income
Foreign currency forward contracts	Other expense	$1,143	$(1,459)	$3,181	$(4,150)

12. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$8,284	$—	$8,284	$—
Foreign currency contract assets, current and long-term (2)	$1,334	$—	$1,334	$—
Foreign currency contract liabilities, current and long-term (3)	$(771)	$—	$(771)	$—

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Interest rate contracts (1)	$5,749	$—	$5,749	$—
Foreign currency contract assets, current and long-term (2)	$621	$—	$621	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,391)	$—	$(1,391)	$—
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

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three and nine-month periods ended September 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$10,912	$5,572	$10,956	$683
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	—	5,500	—	10,400
Fair value adjustments recorded to income during the period	(828)	20	(741)	39
Contingent payments made	(53)	(15)	(184)	(45)
Ending balance	$10,031	$11,077	$10,031	$11,077

As of September 30, 2018, approximately $9.8 million in contingent consideration liability was included in other long-term obligations and approximately $280,000 was included in accrued expenses in our consolidated balance sheet. As of December 31, 2017, approximately $10.7 million in contingent consideration liability was included in other long-term obligations and $289,000 was included in accrued expenses in our consolidated balance sheet. The cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of September 30, 2018 and December 31, 2017 had a value of approximately $308,000 and $760,000, respectively. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three and nine months ended September 30, 2018, we recorded a loss on the contingent receivable asset of approximately $167,000 and $299,000, respectively and received payments of approximately $0 and $153,000, respectively. As of September 30, 2018, the contingent receivable asset was included in other receivables as a current asset in our consolidated balance sheet. As of December 31, 2017, approximately $319,000 was included in other long-term assets and approximately $441,000 was included in other receivables as a current asset in our consolidated balance sheet.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable includes the following significant unobservable inputs at September 30, 2018 and December 31, 2017 (amounts in thousands):

Contingent consideration asset or liability	Fair Value at September 30, 2018	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,031	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Projected year of payments	2018-2037

Contingent receivable	$308	Discounted cash flow	Discount rate	10%
asset			Weighted-average probability of milestone payment	35%
			Projected year of payments	2018-2019

Contingent consideration asset or liability	Fair Value at December 31, 2017	Valuation technique	Unobservable inputs	Range
Revenue-based payments	$10,956	Discounted cash flow	Discount rate	9.9% - 15%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2018-2037

Contingent receivable	$760	Discounted cash flow	Discount rate	10%
asset			Weighted-average probability of milestone payment	75%
			Projected year of payments	2018-2019

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

During the three and nine-month periods ended September 30, 2018, we had losses of approximately $0 and $86,000, respectively, compared to losses of approximately $67,000 and $86,000 for the three and nine-month periods ended September 30, 2017, respectively, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition (see Note 13).

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

13. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018 were as follows (in thousands):

2018
Goodwill balance at January 1	$238,147
Effect of foreign exchange	(881)
Additions as the result of acquisitions	11,757
Goodwill balance at September 30	$249,023

As of September 30, 2018, we had recorded $8.3 million of accumulated goodwill impairment charges. All of the goodwill balance as of September 30, 2018 and December 31, 2017, is related to our cardiovascular segment.

Other intangible assets at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$18,676	$(4,665)	$14,011
Distribution agreements	8,012	(5,509)	2,503
License agreements	24,913	(6,895)	18,018
Trademarks	21,514	(6,039)	15,475
Covenants not to compete	1,028	(993)	35
Customer lists	35,590	(21,987)	13,603
In-process technology	920	—	920

Total	$110,653	$(46,088)	$64,565

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$16,528	$(3,737)	$12,791
Distribution agreements	7,262	(4,686)	2,576
License agreements	23,783	(5,568)	18,215
Trademarks	16,224	(4,686)	11,538
Covenants not to compete	1,028	(968)	60
Customer lists	31,935	(18,482)	13,453
In-process technology	920	—	920

Total	$97,680	$(38,127)	$59,553

Aggregate amortization expense for the three and nine-month periods ended September 30, 2018 was approximately $10.5 million and $29.4 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2017 was approximately $7.0 million and $19.4 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the three months ended September 30, 2018, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Quellent, LLC, all of which pertained to our cardiovascular segment, to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Quellent acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Quellent acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. We recorded an impairment charge for Quellent of approximately $657,000. We did not record any impairment charges during the three and nine months ended September 30, 2017.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of September 30, 2018 (in thousands):

Year Ending December 31
Remaining 2018	$10,140
2019	39,647
2020	38,386
2021	31,025
2022	29,141

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

In October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2018. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice subpoena for the three and nine-month periods ended September 30, 2018 were approximately $946,000 and $4.3 million, respectively.

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

15. Issuance of Common Stock. On July 30, 2018, we closed a public offering of 4,025,000 shares of common stock and received proceeds of approximately $205.4 million, which is net of approximately $12.0 million in underwriting discounts and commissions, and we paid approximately $366,000 in other direct costs incurred in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding borrowings (principally revolving credit loans) under our Second Amended Credit Agreement.

On March 28, 2017, we closed a public offering of 5,175,000 shares of common stock and received proceeds of approximately $136.6 million, which is net of approximately $8.8 million in underwriting discounts and commissions, and we paid approximately $816,000 in other direct costs incurred in connection with this equity offering. The net proceeds from the offering were used primarily to repay outstanding borrowings (including our term loan and revolving credit loans) under our Second Amended Credit Agreement.

16. Subsequent Events. On October 1, 2018, we signed a definitive merger agreement (the "Cianna Merger Agreement") to acquire Cianna Medical, Inc. ("Cianna"). The transaction is subject to the satisfaction or waiver (in accordance with the provisions of the Cianna Merger Agreement) of certain closing conditions, including the approval of Cianna stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. We anticipate that the transaction will close during the fourth quarter of 2018.

Subject to the terms and conditions of the Cianna Merger Agreement, we propose to pay up to $200 million in connection with the acquisition of Cianna, as follows:
• $135 million in cash at closing, subject to standard adjustments for working capital and other matters;
• an earn-out payment of $15 million payable upon the achievement by Cianna of certain manufacturing capacity and manufacturing cost milestones on or before June 30, 2019; and
• earn-out payments of up to $50 million in the aggregate, payable at the rate of 175% of the amount which annual net sales of Cianna products in each of 2019, 2020, 2021 and 2022 exceed annual net sales of Cianna products in the applicable preceding fiscal year.

Cianna claims to have developed the first non-radioactive, wire-free breast localization system. Its SCOUT® and SAVI® Brachy technologies are FDA-cleared and address what we believe are unmet needs in the delivery of radiation therapy, tumor localization and surgical guidance. We are currently evaluating the accounting treatment of the proposed transaction contemplated by the Cianna Merger Agreement.

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
• risks relating to the proposed acquisition of Cianna, including the possibility that conditions to the closing of the proposed transaction will not be satisfied, uncertainties as to whether we will achieve operational and financial results from the proposed Cianna acquisition which are comparable to Cianna’s experience or our forecasts, unknown costs and risks associated with Cianna’s business and operations, and risks and uncertainties relating to our internal models;
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
• risks relating to use of our products in unapproved circumstances;
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
• product liability claims and recalls;
• failure to report adverse medical events to the FDA, which may subject us to sanctions that may materially harm our business;
• failure to maintain or establish sales capabilities on our own or through third parties, which may result in our inability to commercialize any of our products in countries where we lack direct sales and marketing capabilities;
• the addressable market for our product groups potentially being smaller than our estimates;
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
• inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations, including rapid increases in demand for our products;
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

For the three-month period ended September 30, 2018, we reported sales of approximately $221.7 million, up approximately $42.3 million or 23.6%, over sales from the three-month period ended September 30, 2017 of approximately $179.3 million. For the nine-month period ended September 30, 2018, we reported sales of approximately $649.5 million, up approximately $112.5 million or 21.0%, over sales from the nine-month period ended September 30, 2017 of approximately $537.0 million.

Gross profit as a percentage of sales increased to 46.0% for the three-month period ended September 30, 2018 as compared to 44.9% for the three-month period ended September 30, 2017. Gross profit as a percentage of sales decreased to 44.7% for the nine-month period ended September 30, 2018 as compared to 44.8% for the nine-month period ended September 30, 2017.

Net income for the three-month period ended September 30, 2018 was approximately $16.6 million, or $0.30 per diluted share, as compared to a net loss of $(3.6) million, or $(0.07) per diluted share, for the three-month period ended September 30, 2017. Net income for the nine-month period ended September 30, 2018 was approximately $32.8 million, or $0.62 per diluted share, as compared to $20.7 million, or $0.42 per diluted share, for the nine-month period ended September 30, 2017.

Recent Developments and Trends

In addition to the trends identified in the 2017 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” and the impact of previously announced acquisitions, we believe that our business in 2018 will continue to be impacted by the following events and trends:

• On October 1, 2018, we signed the Cianna Merger Agreement, pursuant to which we propose to acquire Cianna. The proposed transaction has been approved by the boards of directors of both companies, and is subject to the satisfaction or waiver (in accordance with the provisions of the Cianna Merger Agreement) of certain closing conditions, including the approval of Cianna stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. We anticipate that the transaction will close during the fourth quarter of 2018.

• We received FDA 510(k) clearance for a series of new tracheal/bronchial mini-stents which will be sold in our endoscopy operating segment. We also received 510(k) clearance for our EmboCube™ product line, which will be sold in our embolization devices product group in our cardiovascular operating segment.

• During 2018, a competitor experienced substantial global supply shortages due to internal issues, which has resulted in increased demand for our Merit Laureate® Hydrophilic Guide Wires, our offering of microcatheters (including the Merit Maestro®, SwiftNINJA® and the recently introduced Pursue™ Microcatheter), our Impress® Diagnostic Catheters and our vascular sheaths (including the recently introduced Prelude IDeal™ and PreludeEASE™ product offerings). We estimate that the impact of the increased demand for our products on our net sales for the three months ended September 30, 2018 was approximately $4.0 million.

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

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and nine-month periods ended September 30, 2018 and 2017, as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Gross profit	46.0	44.9	44.7	44.8
Selling, general and administrative expenses	29.9	30.5	30.9	31.6
Research and development expenses	6.6	7.2	6.8	7.2
Intangible asset impairment charges	0.3	—	0.1	—
Contingent consideration expense (benefit)	(0.3)	—	(0.1)	—
Acquired in-process research and development expenses	—	6.7	0.1	2.3
Income from operations	9.5	0.5	6.9	3.7
Other income (expense) - net	(0.8)	(1.7)	(1.2)	0.9
Income (loss) before income taxes	8.7	(1.2)	5.7	4.6
Net income (loss)	7.5	(2.0)	5.1	3.9

Sales

Sales for the three-month period ended September 30, 2018 increased by 23.6%, or approximately $42.3 million, compared to the corresponding period in 2017. Sales for the nine-month period ended September 30, 2018 increased by 21.0%, or approximately $112.5 million, compared to the corresponding period in 2017. Listed below are the sales by product category within each of our two financial reporting segments for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands, other than percentage changes):

		Three Months Ended September 30,			Nine Months Ended September 30,
	% Change	2018	2017	% Change	2018	2017
Cardiovascular
Stand-alone devices	32.3%	$90,975	$68,749	31.1%	$266,717	$203,459
Custom kits and procedure trays	8.8%	33,095	30,411	10.2%	100,359	91,082
Inflation devices	14.3%	22,893	20,033	17.3%	69,617	59,329
Catheters	27.8%	40,591	31,751	20.6%	113,830	94,357
Embolization devices	1.2%	12,395	12,252	2.1%	37,706	36,936
CRM/EP	28.1%	12,201	9,527	13.1%	36,163	31,977
Total	22.8%	212,150	172,723	20.7%	624,392	517,140

Endoscopy
Endoscopy devices	43.8%	9,509	6,614	26.7%	25,112	19,815

Total	23.6%	$221,659	$179,337	21.0%	$649,504	$536,955
Note: Certain revenue categories for 2017 have been adjusted from prior disclosure to reflect changes in product classifications to be consistent with updates in Merit's management of its product portfolios during 2018.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2018 were approximately $212.2 million, up 22.8% when compared to the corresponding period for 2017 of approximately $172.7 million. Sales for the three-month period ended September 30, 2018 were favorably affected by increased sales of (a) stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Prelude SYNC® Radial Compression Device, Medallion® Syringes, Merit Laureate® Hydrophilic Guide Wires, EN Snare® Endovascular Snare Systems, wires and tubing, as well as sales of products acquired in connection with our prior acquisitions, including the BD product lines and Catheter Connections) of approximately $22.2 million, up 32.3% from the corresponding period for 2017; (b) catheters (particularly our Impress® Diagnostic Catheters, Prelude® and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $8.8 million, up 27.8% from the corresponding period for 2017; (c) CRM/EP products (particularly our Heartspan® Transseptal Sheaths, Steerable Sheaths and Transseptal Needles) of approximately $2.7 million, up 28.1% from the corresponding period for 2017; and (d) inflation devices (particularly our inflation kits sold through our OEM relationships) of approximately $2.9 million, up 14.3% from the corresponding period for 2017.

Our cardiovascular sales for the nine-month period ended September 30, 2018 were approximately $624.4 million, up 20.7%, when compared to the corresponding period for 2017 of approximately $517.1 million. Sales for the nine-month period ended September 30, 2018 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Prelude SYNC® Radial Compression Device, Merit Laureate® Hydrophilic Guide Wires, EN Snare® Endovascular Snare Systems, Medallion® Syringes, stopcocks, tubing and wires, as well as sales from products acquired in connection with our acquisitions, including the BD product lines, Argon critical care division, Catheter Connections, Osseon, and Laurane) of approximately $63.3 million, up 31.1% from the corresponding period for 2017; (b) catheters (particularly our Impress® Diagnostic Catheters, ReSolve® Locking Drainage Catheters, Prelude® and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $19.5 million, up 20.6% from the corresponding period for 2017; (c) custom kits and procedure trays (which includes sales from our acquisition of ITL) of approximately $9.3 million, up 10.2% from the corresponding period for 2017; and (d) inflation devices (particularly our BASIXTouch™ and BasixCompak™ product lines, as well as our inflation kits sold through our OEM relationships) of approximately $10.3 million, up 17.3% from the corresponding period for 2017.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2018 were approximately $9.5 million, up 43.8%, when compared to sales in the corresponding period of 2017 of approximately $6.6 million. Our endoscopy sales for the nine-month period ended September 30, 2018 were approximately $25.1 million, up 26.7%, when compared to sales in the corresponding period of 2017 of approximately $19.8 million. In each case, the increase was primarily related to an increase in sales of our EndoMAXX® fully covered esophageal stent, Elation® Balloon Dilator, the Aspira® Peritoneal Drainage System acquired from BD and products sold pursuant to our distribution agreement with NinePoint.

International Sales. International sales for the three-month period ended September 30, 2018 were approximately $95.6 million, or 43.1% of net sales, up 25.3% when compared to the corresponding period in 2017. The increase in our international sales for the third quarter of 2018 compared to the third quarter of 2017 was primarily related to (a) sales increases in China of approximately $3.9 million, or 20.8% when compared to the corresponding period in 2017, (b) sales increases in Japan of approximately $4.9 million, or 61.7% when compared to the corresponding period in 2017, and (c) sales associated with our acquisition of certain product lines from BD.

International sales for the nine-month period ended September 30, 2018 were approximately $288.9 million, or 44.5% of net sales, up 29.2% when compared to the nine-month period ended September 30, 2017. The increase in our international sales was primarily related to (a) sales increases in China of approximately $16.5 million, or 29.8% when compared to the corresponding period in 2017, (b) sales increases in Japan of approximately $8.7 million, or 34.0% when compared to the corresponding period in 2017, and (c) sales associated with our acquisition of certain product lines from BD.

Gross Profit

Our gross profit as a percentage of sales increased to 46.0% for the three-month period ended September 30, 2018, compared to 44.9% for the three-month period ended September 30, 2017. This increase was primarily related to changes in product mix including the addition of products acquired from BD with average margins of 80%, and increased efficiencies gained from our operations team.

Gross profit as a percentage of sales decreased to 44.7% for the nine-month period ended September 30, 2018, compared to 44.8% for the nine-month period ended September 30, 2017. This decrease was primarily due to integration costs associated with the BD acquisition and increased amortization as a result of acquisitions, which was partially offset by changes in product mix, including the addition of products acquired from BD with average margins of approximately 80%, and increased manufacturing efficiencies.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $11.7 million, or 21.3%, for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017. As a percentage of sales, SG&A expenses were 29.9% of sales for the three

-month period ended September 30, 2018, compared to 30.5% for the three-month period ended September 30, 2017. SG&A expenses increased approximately $30.5 million, or 17.9%, for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017. As a percentage of sales, SG&A expenses decreased to 30.9% of sales for the nine-month period ended September 30, 2018, compared to 31.6% of sales for the nine-month period ended September 30, 2017. The increase in SG&A expense was primarily related to acquisition and integration costs for our acquisition of BD, increased headcount and increased amortization as a result of acquisitions, which was partially offset by a reduction in legal expenses incurred in responding to the pending subpoena from the Department of Justice when compared to SG&A expenses in the corresponding periods of 2017.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended September 30, 2018 were approximately $14.5 million, up 13.1%, when compared to R&D expenses in the corresponding period of 2017 of approximately $12.8 million. R&D expenses for the nine-month period ended September 30, 2018 were approximately $44.2 million, up 14.2%, when compared to R&D expenses in the corresponding period of 2017 of approximately $38.7 million. The increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Income (Loss)
Cardiovascular	$18,199	$(1,207)	$37,263	$14,239
Endoscopy	2,862	2,086	7,692	5,611
Total operating income	$21,061	$879	$44,955	$19,850

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended September 30, 2018 was approximately $18.2 million, compared to an operating loss of approximately $(1.2) million for the three-month period ended September 30, 2017. Our cardiovascular operating income for the nine-month period ended September 30, 2018 was approximately $37.3 million, compared to operating income of approximately $14.2 million for the nine-month period ended September 30, 2017. The increase in cardiovascular operating income was primarily related to the acquired in-process research and development charge recorded in the third quarter of 2017, which did not repeat in the third quarter of 2018, and increased sales and improved gross margins in the third quarter of 2018, which were partially offset by increased headcount, increased amortization as a result of acquisitions, and expenses associated with foreign market expansion.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2018 was approximately $2.9 million, compared to approximately $2.1 million for the three-month period ended September 30, 2017. Our endoscopy operating income for the nine-month period ended September 30, 2018 was approximately $7.7 million, compared to approximately $5.6 million for the nine-month period ended September 30, 2017. The increase for the three and nine months ended September 30, 2018 compared to the same periods of 2017, was primarily the result of higher sales (principally related to sales of the NinePoint products of approximately $1.4 million and $2.5 million, during the three and nine months ended September 30, 2018, respectively) and lower SG&A expenses as a percentage of sales.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended September 30, 2018 and 2017 was 14.3%, and (61.9)%, respectively. The change in the effective tax rate for the third quarter of 2018 compared to the third quarter of 2017 is primarily due to the discrete tax impact of the in-process research and development charge attributable to the IntelliMedical acquisition completed in the third quarter of 2017, which was not deductible for tax purposes.

Our effective income tax rate for the nine-month periods ended September 30, 2018 and 2017 was 12.0% and 15.8%, respectively. The decrease in the effective income tax rate was primarily due to a discrete tax benefit related to share-based payment awards.

Other Income (Expense)
Our other income (expense) for the three-month periods ended September 30, 2018 and 2017 was approximately $(1.7) million, and $(3.1) million, respectively. The decrease in other expense was primarily a result of the bargain purchase gain related to the acquisition of the Argon critical care division which was adjusted during the third quarter of 2017 and fluctuations in the currency gains and losses during the third quarter of 2018.

Our other income (expense) for the nine-month periods ended September 30, 2018 and 2017 was approximately $(7.6) million, and $4.8 million, respectively. The change in other income (expense) for these periods was primarily a result of the bargain purchase gain related to the acquisition of the Argon critical care division the first quarter of 2017, which did not recur in 2018, and increased interest expense in 2018 due to higher average debt balances used to finance the BD and other acquisitions.

Net Income

Our net income for three-month periods ended September 30, 2018 and 2017 was approximately $16.6 million and $(3.6) million, respectively. The increase in net income was primarily due to increased sales and improvement in our gross margin. In addition, the net loss for the three months ended September 30, 2017 was primarily due to the acquired in-process research and development expenses of $12.1 million primarily attributable to the IntelliMedical acquisition, which did not recur in 2018.

Our net income for nine-month periods ended September 30, 2018 and 2017 was approximately $32.8 million and $20.7 million, respectively. The increase in net income was primarily related to increased sales, lower SG&A expenses as a percentage of sales and the acquired in-process research and development expenses of $12.1 million in 2017 attributable to the IntelliMedical acquisition, which did not recur in 2018, partially offset by the gain on bargain purchase in 2017 of approximately $10.8 million related to the acquisition of the Argon critical care division.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $52.0 million and $32.3 million respectively, of which approximately $46.9 million and $30.4 million, respectively, were held by foreign subsidiaries. The 2017 Tax Act one-time repatriation tax liability effectively taxes the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are currently considered to be indefinitely reinvested. We are still analyzing how the 2017 Tax Act impacts our existing accounting position to indefinitely reinvest foreign earnings and have yet to determine whether we plan to change our position. The cash held by our foreign subsidiaries for indefinite reinvestment is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $21.0 million and $13.1 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the nine-month periods ended September 30, 2018 and 2017 was primarily the result of net income excluding non-cash items, offset by shifts in working capital. Our working capital as of September 30, 2018 and December 31, 2017 was approximately $247.8 million and $200.5 million, respectively. The increase in working capital as of September 30, 2018 compared to December 31, 2017 was primarily the result of increases in trade receivables and inventories which were partially offset by an increase in trade payables and accrued expenses. As of September 30, 2018 and December 31, 2017, we had a current ratio of 2.77 to 1 and 2.73 to 1, respectively.

During the nine-month period ended September 30, 2018, our inventory balance increased approximately $26.2 million, from approximately $155.3 million as of December 31, 2017 to approximately $181.4 million as of September 30, 2018. The increase in the inventory balance was due to several factors, including acquisitions and expansion to support increased sales and the opening of new modified direct sales markets. The trailing twelve-month inventory turns as of September 30, 2018 was 2.84, compared to 2.91 for the twelve-month period ended December 31, 2017.
Cash flows provided by financing activities. Cash provided by financing activities for the nine-month period ended September 30, 2018 was approximately $140.4 million compared to approximately $95.7 million for the nine-month period ended September 30, 2017, an increase of approximately $44.7 million. The increase in net cash provided from financing activities was primarily the result of higher proceeds from the issuance of common stock in 2018 (compared to the proceeds we received from issuance of common stock in 2017), partially offset by higher net debt repayments in 2018.

On September 3, 2018, we renewed our loan agreement with HSBC Bank whereby HSBC Bank agreed to provide us with a loan in the amount of approximately $7.0 million. The loan matures on January 10, 2019, with an extension available at our option, subject to certain conditions. The loan agreement bears interest at the six-month LIBOR rate, plus 1.0%. The loan is secured by assets having a value not less than the currently outstanding loan balance. The loan contains covenants, representations and warranties and other terms customary for loans of this nature. As of September 30, 2018, our interest rate on the loan was a variable rate of 3.12%.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of September 30, 2018, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of September 30, 2018, we had outstanding borrowings of approximately $202.3 million under the Second Amended Credit Agreement (a decrease in outstanding borrowings under the Second Amended Credit Agreement of approximately $69.8 million from December 31, 2017, which was principally due to applying the proceeds of the July 2018 common stock offering toward our outstanding debt balance in the third quarter of 2018, partially offset by increased debt levels in the first six months of 2018 to fund acquisitions) with available borrowings of approximately $248.4 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of September 30, 2018 was a fixed rate of 2.87% on $175.0 million as a result of an interest rate swap (see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and a variable floating rate of 3.99% on $27.3 million. Our interest rate as of December 31, 2017 was a fixed rate of 2.68% on $175.0 million as a result of an interest rate swap and a variable floating rate of 2.82% on $97.0 million.

As discussed in Note 15 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, the net proceeds from our offering of common stock, which closed on July 30, 2018, were used primarily to repay outstanding borrowings (primarily revolving credit loans) under the Second Amended Credit Agreement.

Cash flows used in investing activities. Our cash flows used in investing activities for the nine-month period ended September 30, 2018 was approximately $182.8 million compared to approximately $134.9 million for the nine-month period ended September 30, 2017, an increase of approximately $47.8 million. This increase was primarily a result of an increase of approximately $19.3 million in net cash paid for acquisitions during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 (see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report), combined with a $17.5 million increase in capital expenditures for property and equipment. Capital expenditures for property and equipment were approximately $47.0 million and $29.5 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2018, we have no off-balance sheet arrangements.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2017, 2016 and 2015, we recorded obsolescence expense of approximately $6.1 million, $3.9 million and $2.8 million, respectively, and wrote off approximately $2.9 million, $2.8 million and $2.5 million, respectively. Based on this historical trend, we believe that our inventory balances as of September 30, 2018 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

Goodwill and Intangible Asset Impairment and Contingent Consideration. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2018, which was completed during the third quarter of 2018, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

We evaluate the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. In-process technology intangible assets, which are not subject to amortization until projects reach commercialization, are assessed for impairment at least annually and more frequently if events occur that would indicate a potential reduction in the fair value of the assets below their carrying value. During the third quarter of 2018, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Quellent, LLC to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Quellent acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Quellent acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. We recorded an impairment charge for Quellent of approximately $657,000 during the third quarter of 2018.

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
• Euro (EUR)
• Chinese Yuan Renminbi (CNY), and
• British Pound (GBP).

We also have a limited market risk relating to the following currencies (among others):
• Hong Kong Dollar (HKD),
• Mexican Peso (MXN),
• Australian Dollar (AUD),
• Canadian Dollar (CAD),
• Brazilian Real (BRL),
• Swiss Franc (CHF),
• Swedish Krona (SEK),
• Danish Krone (DKK),
• Singapore Dollars (SGD),
• South Korean Won (KRW), and
• Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the nine-month period ended September 30, 2018, a portion of our net sales (approximately $213.8 million, representing approximately 32.9% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

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

(in thousands)
	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income of:
EUR	$3,400	$(3,400)
CNY	$(6,200)	$6,200

During the three and nine months ended September 30, 2018, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands, except basis points):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Currency Impact to Reported Amounts		Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$(1,418)	(0.6)%	$7,380	1.1%
Cost of Sales	$(838)	0.7%	$5,434	1.5%
Gross Profit (1)	$(2,256)	(2.2)%	$1,945	0.7%
(1) Represents approximately 72 basis points decrease and 21 basis points decrease in gross margin percentage for the three and nine months ended September 30, 2018, respectively.
The impact to sales for the three months ended September 30, 2018 was primarily a result of unfavorable impacts due to sales denominated in CNY and BRL. The impact to cost of sales was primarily a result of unfavorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR and favorable MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of September 30, 2018, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Canadian Dollar	CAD	2,460
Swiss Franc	CHF	1,215
Chinese Renminbi	CNY	60,000
Danish Krone	DKK	10,835
Euro	EUR	12,270
British Pound	GBP	3,355
Japanese Yen	JPY	330,000
Mexican Peso	MXN	93,575
Swedish Krona	SEK	12,780

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of September 30, 2018, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	11,150
Brazilian Real	BRL	8,500
Canadian Dollar	CAD	3,098
Swiss Franc	CHF	255
Chinese Renminbi	CNY	95,228
Danish Krone	DKK	2,885
Euro	EUR	25,861
British Pound	GBP	1,584
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	260,000
Korean Won	KRW	2,700,000
Mexican Peso	MXN	18,700
Swedish Krona	SEK	10,536
Singapore Dollar	SGD	6,900

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our condensed consolidated financial statements, as of September 30, 2018, we had outstanding borrowings of approximately $202.3 million under the Second Amended Credit Agreement, a decrease in outstanding borrowings under the Second Amended Credit Agreement of approximately $69.8 million from December 31, 2017, which was principally due to applying the proceeds of the July 2018 common stock offering toward our outstanding debt balance in the third quarter of 2018, partially offset by increased debt levels in the first six months of 2018, primarily to fun acquisitions. Accordingly, our earnings and after-tax cash flow are increasingly affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of September 30, 2018 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $0.3 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

On October 1, 2018, we entered into the Cianna Merger Agreement, pursuant to which we propose to acquire Cianna. Completion of the proposed transaction is subject to customary closing conditions, including, among others, (i) obtaining antitrust approvals in the United States, (ii) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (iii) material compliance by the parties with their pre-closing obligations under the Cianna Merger Agreement. In addition to risks and uncertainties generally associated with our acquisition strategy, some of which are identified in the preceding paragraphs, the proposed Cianna acquisition presents risks and uncertainties which are unique to that transaction, including the possibility that conditions to the closing of the proposed transaction, including regulatory conditions, will not be satisfied; our potential inability to successfully manage the proposed transaction, integrate the acquired operations and achieve projected financial results, product development and other anticipated benefits of the proposed acquisition; uncertainties as to whether we will achieve sales, gross margin, cost of goods sold, cash flow and other results from the proposed transaction which are consistent with Cianna’s business and operations; unknown costs and risks associated with the business and operations of Cianna; and inherent risks and uncertainties relating to our internal models and projections.

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

Before we can introduce a new device or a new use of or a claim for a cleared device in the United States, we must generally obtain clearance from the FDA through the 510(k) premarket notification process or approval through a Premarket Approval ("PMA") application, unless an exemption from premarket review or an alternative procedure, such as a de novo risk based classification or a humanitarian device exemption, applies. The FDA clearance and approval processes for medical devices are expensive, uncertain and time-consuming.

If human clinical trials of a medical device are required for FDA clearance or approval and the device presents a significant risk, the sponsor of the trial must file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing such trials in the U.S. Submission of an IDE application does not ensure that the IDE will become effective. If the IDE application is approved, there can be no assurance that the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. For clinical trials involving a device that does not present a significant risk, the sponsor is not required to obtain FDA approval of an IDE, but the sponsor must obtain the review and approval of an institutional review board. Both significant risk and non-significant risk trials are subject to additional FDA regulations, including a requirement to obtain informed consent, reporting and recordkeeping requirements, and other requirements. We, the FDA, or the institutional review board, may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. We cannot assure that we will successfully maintain the clearances or approvals we have received or may receive in the future. The loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could also have a material adverse effect on our business.

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

Our forecasts of customer demand and related decisions that we make about production levels may not take into account potential opportunities created by regulatory issues, supply disruptions or other challenges experienced by our competitors. We generally do not know the extent and cannot predict the duration of these challenges experienced by our competitors. As a result, our estimates about related increased demand for our products are inherently uncertain and subject to change. If our estimates incorrectly forecast the extent or duration of this increased demand, or the product types to which it relates, our revenues, margins and earnings could be adversely affected.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (1)

10.1	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

1. Incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018 (as amended).

2. Incorporated by reference from our Form S-8 filed on June 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: November 9, 2018	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: November 9, 2018	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer