Form 10-Q
period 2019-03-31
MERIT MEDICAL SYSTEMS INC
filed 2019-05-03
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .
Commission File Number 0-18592

MERIT MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
 1600 West Merit Parkway, South Jordan, Utah 84095
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (801) 253-1600

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, no par	MMSI	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,004,915
Title or class	Number of Shares Outstanding at April 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2019 AND DECEMBER 31, 2018 (In thousands)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$49,522	$67,359
Trade receivables — net of allowance for uncollectible accounts — 2019 — $2,406 and 2018 — $2,355	146,488	137,174
Other receivables	10,694	11,879
Inventories	198,922	197,536
Prepaid expenses and current other assets	11,220	11,326
Prepaid income taxes	3,620	3,627
Income tax refund receivables	1,317	933

Total current assets	421,783	429,834

PROPERTY AND EQUIPMENT:
Land and land improvements	26,764	26,801
Buildings	152,974	151,251
Manufacturing equipment	225,402	221,029
Furniture and fixtures	55,378	54,765
Leasehold improvements	34,221	33,678
Construction-in-progress	61,304	53,491

Total property and equipment	556,043	541,015

Less accumulated depreciation	(215,279)	(209,563)

Property and equipment — net	340,764	331,452

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2019 — $113,765 and 2018 — $102,357	371,603	383,147
Other — net of accumulated amortization — 2019 — $52,469 and 2018 — $49,136	77,104	79,566
Goodwill	334,951	335,433
Deferred income tax assets	3,083	3,001
Right-of-use operating lease assets	80,453	—
Other assets	60,052	57,579

Total other assets	927,246	858,726

TOTAL	$1,689,793	$1,620,012
See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2019 AND DECEMBER 31, 2018 (In thousands)

	March 31,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$51,680	$54,024
Accrued expenses	91,310	96,173
Current portion of long-term debt	22,000	22,000
Short-term operating lease liability	11,825	—
Income taxes payable	1,644	3,146

Total current liabilities	178,459	175,343

LONG-TERM DEBT	362,187	373,152

DEFERRED INCOME TAX LIABILITIES	56,324	56,363

LONG-TERM INCOME TAXES PAYABLE	392	392

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,013	3,013

DEFERRED COMPENSATION PAYABLE	12,480	11,219

DEFERRED CREDITS	2,227	2,261

LONG-TERM OPERATING LEASE LIABILITY	72,243	—

OTHER LONG-TERM OBLIGATIONS	62,357	65,494

Total liabilities	749,682	687,237

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, 14 and 15)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued	—	—
Common stock, no par value; shares authorized — 2019 and 2018 - 100,000; issued and outstanding as of March 31, 2019 - 54,995 and December 31, 2018 - 54,893	574,946	571,383
Retained earnings	369,713	363,425
Accumulated other comprehensive loss	(4,548)	(2,033)

Total stockholders’ equity	940,111	932,775

TOTAL	$1,689,793	$1,620,012
See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands, except per share amounts - unaudited)

	Three Months Ended March 31,
	2019	2018
NET SALES	$238,349	$203,035

COST OF SALES	133,713	114,979

GROSS PROFIT	104,636	88,056

OPERATING EXPENSES:
Selling, general and administrative	78,270	64,913
Research and development	16,043	14,322
Contingent consideration expense	775	40
Acquired in-process research and development	25	—

Total operating expenses	95,113	79,275

INCOME FROM OPERATIONS	9,523	8,781

OTHER INCOME (EXPENSE):
Interest income	357	146
Interest expense	(2,764)	(2,398)
Other expense - net	(270)	(170)

Total other expense — net	(2,677)	(2,422)

INCOME BEFORE INCOME TAXES	6,846	6,359

INCOME TAX EXPENSE	651	1,090

NET INCOME	$6,195	$5,269

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.10

Diluted	$0.11	$0.10

AVERAGE COMMON SHARES:
Basic	54,917	50,277

Diluted	56,490	51,910

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands - unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$6,195	$5,269
Other comprehensive income (loss):
Cash flow hedges	(2,577)	1,992
Income tax benefit (expense)	663	(512)
Foreign currency translation adjustment	(615)	2,592
Income tax benefit	14	—
Total other comprehensive income (loss)	(2,515)	4,072
Total comprehensive income	$3,680	$9,341

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Loss
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)

Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plans	432	7	432

BALANCE — March 31, 2019	$940,111	54,995	$574,946	$369,713	$(4,548)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income
BALANCE — January 1, 2018	$676,334	50,248	$353,392	$321,408	$1,534

Net income	5,269			5,269
Other comprehensive income	4,072				4,072
Stock-based compensation expense	1,256		1,256
Options exercised	1,286	91	1,286
Issuance of common stock under Employee Stock Purchase Plans	294	7	294

BALANCE — March 31, 2018	$688,511	50,346	$356,228	$326,677	$5,606

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands - unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,195	$5,269

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,348	15,284
Loss on sales and/or abandonment of property and equipment	288	351
Amortization of right-of-use operating lease assets	2,964	—
Write-off of patents and intangible assets	—	57
Acquired in-process research and development	25	—
Amortization of deferred credits	(35)	(36)
Amortization of long-term debt issuance costs	201	201
Stock-based compensation expense	1,766	1,256
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(11,557)	(13,166)
Other receivables	1,070	898
Inventories	(1,340)	(5,388)
Prepaid expenses and other current assets	19	(1,223)
Prepaid income taxes	(53)	(72)
Income tax refund receivables	(442)	(205)
Other assets	(2,092)	(491)
Trade payables	(878)	8,409
Accrued expenses	(3,450)	(2,395)
Income taxes payable	(879)	(480)
Deferred compensation payable	1,261	3
Operating lease liabilities	(3,054)	—
Other long-term obligations	1,148	(337)

Total adjustments	7,310	2,666

Net cash provided by operating activities	13,505	7,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(18,255)	(16,239)
Intangible assets	(853)	(885)
Proceeds from the sale of property and equipment	3	3
Cash paid in acquisitions, net of cash acquired	(1,942)	(100,195)

Net cash used in investing activities	(21,047)	(117,316)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands - unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,733	$1,511
Proceeds from issuance of long-term debt	43,119	256,971
Payments on long-term debt	(54,119)	(148,971)
Contingent payments related to acquisitions	(554)	(15)

Net cash provided by (used in) financing activities	(9,821)	109,496

EFFECT OF EXCHANGE RATES ON CASH	(474)	1,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,837)	1,835

CASH AND CASH EQUIVALENTS:
Beginning of period	67,359	32,336

End of period	$49,522	$34,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $241 and $146, respectively)	$2,721	$2,383

Income taxes	$1,934	$1,810

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$4,588	$1,752

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,162	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2019 and 2018 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2019 and December 31, 2018, and our results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018. The results of operations for the three-month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2018 Form 10-K") for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019.

2. Inventories. Inventories at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$117,112	$117,703
Work-in-process	20,192	14,380
Raw materials	61,618	65,453

Total Inventories	$198,922	$197,536

3. Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the three months ended March 31, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$252	$184
Research and development	192	124
Selling, general and administrative	1,322	948
Stock-based compensation expense before taxes	$1,766	$1,256

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of March 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $32.8 million and was expected to be recognized over a weighted average period of 3.48 years.

During the three-month period ended March 31, 2019, we granted stock-based awards representing 909,603 shares of our common stock. During the three-month period ended March 31, 2018, we granted stock-based awards representing 492,002 shares of our common stock. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.42% - 2.56%	2.63%
Expected option term	3.0 - 5.0 years	5.0 years
Expected dividend yield	—	—
Expected price volatility	28.93% - 33.69%	34.32%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock options. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option term and implied volatility based on recent trends of the daily historical volatility. For options with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Net Income	Shares	Per Share Amount
Three-month period ended March 31, 2019:
Basic EPS	$6,195	54,917	$0.11
Effect of dilutive stock options		1,573

Diluted EPS	$6,195	56,490	$0.11

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		976

Three-month period ended March 31, 2018:
Basic EPS	$5,269	50,277	$0.10
Effect of dilutive stock options		1,633

Diluted EPS	$5,269	51,910	$0.10

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		184

5. Acquisitions. On March 28, 2019, we paid $2 million to acquire convertible participating preferred shares of Fluidx Medical Technology, LLC ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. Our investment in Fluidx has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 12.7% of the outstanding equity interests of Fluidx.

On December 14, 2018, we consummated an acquisition transaction contemplated by an asset purchase agreement with Vascular Insights, LLC and VI Management, Inc. (combined "Vascular Insights") and acquired Vascular Insight's intellectual property rights, inventory and certain other assets, including, the ClariVein® IC system and the ClariVein OC system. The ClariVein systems are specialty infusion and occlusion catheter systems with rotating wire tips designed for the controlled 360-degree dispersion of physician-specified agents to the targeted treatment area. We accounted for this acquisition as a business combination. The purchase consideration included an upfront payment of $40 million, and we are obligated to pay up to an additional $20 million based on achieving certain revenue milestones specified in the asset purchase agreement. The sales and results of operations related to this acquisition have been included in our cardiovascular segment. During the three-month period ended March 31, 2019, net sales of products acquired from Vascular Insights were approximately $1.5 million. It is not practical to separately report earnings related to the products acquired from Vascular Insights, as we cannot split out sales costs related solely to the products we acquired from Vascular Insights, principally because our sales representatives sell multiple products (including the products we acquired from Vascular Insights) in our cardiovascular business segment. Acquisition-related costs associated with the Vascular Insights acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. We are in the process of finalizing the net working capital adjustment pursuant to the asset purchase agreement. The purchase price was preliminarily allocated as follows (in thousands):

Inventories	$1,353
Intangibles
Developed technology	32,750
Customer list	840
Trademarks	1,410
Goodwill	21,847

Total net assets acquired	$58,200

We are amortizing the developed technology intangible asset acquired from Vascular Insights over 12 years, the related trademarks over nine years and the customer list on an accelerated basis over eight years. The total weighted-average amortization period for these acquired intangible assets is approximately 11.8 years.

On November 13, 2018, we consummated an acquisition transaction contemplated by a merger agreement to acquire Cianna Medical, Inc. ("Cianna Medical"). The purchase consideration consisted of an upfront payment of $135 million plus a final working capital adjustment of approximately $1.2 million in cash, with potential earn-out payments of up to an additional $15 million for achievement of supply chain and scalability metrics and up to an additional $50 million for the achievement of sales milestones. Cianna Medical developed the first non-radioactive, wire-free breast cancer localization system. Its SCOUT® and SAVI® Brachy technologies are FDA-cleared and address unmet needs in the delivery of radiation therapy, tumor localization and surgical guidance. We accounted for this acquisition as a business combination. During the three-month period ended March 31, 2019, net sales of Cianna Medical products were approximately $12.8 million. It is not practical to separately report earnings related to the products acquired from Cianna Medical, as we cannot split out sales costs related solely to the products we acquired from Cianna Medical, principally because our sales representatives sell multiple products (including the products we acquired from Cianna Medical) in our cardiovascular business segment. Acquisition-related costs associated with the Cianna Medical acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $3.5 million. The following table summarizes the preliminary purchase price allocated to the net assets acquired from Cianna Medical (in thousands):

Assets Acquired
Trade receivables	$6,151
Inventories	5,803
Prepaid expenses and other current assets	315
Property and equipment	1,047
Other long-term assets	14
Intangibles
Developed technology	134,510
Customer lists	3,330
Trademarks	7,080
Goodwill	65,802
Total assets acquired	224,052

Liabilities Assumed
Trade payables	(1,497)
Accrued expenses	(2,384)
Other long-term liabilities	(1,527)
Deferred income tax liabilities	(30,363)
Total liabilities assumed	(35,771)

Total net assets acquired	$188,281

We are amortizing the developed technology intangible assets of Cianna Medical over 11 years, the related trademarks over ten years and the customer lists on an accelerated basis over eight years. The total weighted-average amortization period for these acquired intangible assets is approximately 10.7 years.

On May 23, 2018, we entered into an asset purchase agreement with DirectACCESS Medical, LLC (“DirectACCESS”) to acquire its assets, including, certain product distribution agreements for the FirstChoice™ Ultra High Pressure PTA Balloon Catheter. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $7.3 million. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the DirectACCESS acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Inventories	$971
Intangibles
Developed technology	4,840
Customer list	120
Trademarks	400
Goodwill	938

Total net assets acquired	$7,269

We are amortizing the developed technology intangible asset of DirectACCESS over ten years, the related trademarks over ten years and the customer list on an accelerated basis over five years. The total weighted-average amortization period for these acquired intangible assets is approximately 9.9 years.

On February 14, 2018, we acquired certain divested assets from Becton, Dickinson and Company ("BD"), for an aggregate purchase price of $100.3 million. The assets acquired include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System, Tru-Cut® Biopsy Needles as well as Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. We accounted for this acquisition as a business combination. During the three-month periods ended March 31, 2019 and 2018, our net sales of BD products were approximately $11.6 million and $6.3 million, respectively. It is not practical to separately report earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular business segment. Acquisition-related costs associated with the BD acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $1.8 million. The following table summarizes the purchase price allocated to the assets acquired from BD (in thousands):

Inventories	$5,804
Property and equipment	748
Intangibles
Developed technology	74,000
Customer list	4,200
Trademarks	4,900
In-process technology	2,500
Goodwill	9,728

Total net assets acquired	$101,880

We are amortizing the developed technology intangible assets acquired from BD over eight years, the related trademarks over nine years and the customer lists on an accelerated basis over seven years. The total weighted-average amortization period for these acquired intangible assets is eight years.

The following table summarizes our consolidated results of operations for the three-month period ended March 31, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017 (in thousands, except per common share amounts):

	Three Months Ended
	March 31, 2018
	As Reported	Pro Forma
Net sales	$203,035	$222,440
Net income	5,269	(2,050)
Earnings per common share:
Basic	$0.10	$(0.04)
Diluted	$0.10	$(0.04)

* The pro forma results for the three-month period ended March 31, 2019 are not included in the table above because the operating results for the Cianna Medical and Vascular Insights acquisitions were included in our consolidated statements of income for this period.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the acquisition of assets from BD because it was deemed impracticable to obtain information to determine net income associated with the acquired product lines which represent a small product line of a large, consolidated company without standalone financial information. The pro forma consolidated results of operations do not include the DirectACCESS acquisition as we do not deem the pro forma effect of this transaction to be material.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations. The goodwill recognized from certain acquisitions is expected to be deductible for income tax purposes.

6. Revenue from Contracts with Customers.

In accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), we recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods.

Disaggregation of Revenue

The disaggregation of revenue is based on type of product and geographical region. For descriptions of our product offerings and segments, see Note 13 in our 2018 Form 10-K.

The following tables present revenue from contracts with customers for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$53,400	$42,027	$95,427	$44,010	$39,236	$83,246
Cianna Medical	12,849	—	12,849	—	—	—
Custom kits and procedure trays	22,055	10,888	32,943	22,318	10,954	33,272
Inflation devices	7,972	14,045	22,017	7,668	14,751	22,419
Catheters	19,412	23,627	43,039	15,270	18,595	33,865
Embolization devices	4,706	7,121	11,827	5,033	7,554	12,587
CRM/EP	10,098	2,280	12,378	8,838	1,628	10,466
Total	130,492	99,988	230,480	103,137	92,718	195,855

Endoscopy
Endoscopy devices	7,568	301	7,869	6,918	262	7,180

Total	$138,060	$100,289	$238,349	$110,055	$92,980	$203,035

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), electrophysiology ("EP"), critical care, interventional oncology and spine devices, and our Cianna Medical product line. Our endoscopy segment focuses on the gastroenterology, pulmonary and thoracic surgery specialties, with a portfolio consisting primarily of stents, dilation balloons, certain inflation devices, guide wires, and other disposable products, as well as the products related to our distribution agreement with NinePoint Medical Inc. ("NinePoint Medical"). We evaluate the performance of our operating segments based on net sales and operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Sales
Cardiovascular	$230,480	$195,855
Endoscopy	7,869	7,180
Total net sales	$238,349	$203,035

Operating Income
Cardiovascular	7,619	6,397
Endoscopy	1,904	2,384
Total operating income	9,523	8,781

Total other expense - net	(2,677)	(2,422)

Income tax expense	651	1,090

Net income	$6,195	$5,269

8. Recently Issued Financial Accounting Standards.

Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all of our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our consolidated statements of operations or cash flows. See Note 14 for the required disclosures relating to our lease agreements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017 (the "2017 Tax Act"). ASU 2018-02 became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

We do not believe any other issued and not yet effective accounting standards will be relevant to our consolidated financial statements.

9. Income Taxes. Our provision for income taxes for the three months ended March 31, 2019 and 2018 was a tax expense of approximately $651,000 and $1.1 million, respectively, which resulted in an effective tax rate of 9.5% and 17.1%, respectively. The decrease in the income tax expense and effective income tax rate for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to an increase in the discrete tax benefit related to share-based payment awards.

10. Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
2016 Term loan	$68,750	$72,500
2016 Revolving credit loans	308,750	316,000
Collateralized debt facility	7,000	7,000
Less unamortized debt issuance costs	(313)	(348)
Total long-term debt	384,187	395,152
Less current portion	22,000	22,000
Long-term portion	$362,187	$373,152

2016 Term Loan and Revolving Credit Loans

On July 6, 2016, we entered into a Second Amended and Restated Credit Agreement (as amended to date, the “Second Amended Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner. In addition to Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Second Amended Credit Agreement as lenders. The Second Amended Credit Agreement amends and restates in its entirety our previously outstanding Amended and Restated Credit Agreement and all amendments thereto. The Second Amended Credit Agreement was amended on September 28, 2016 to allow for a new revolving credit loan to our wholly-owned subsidiary, on March 20, 2017 to allow flexibility in how we apply net proceeds received from equity issuances to prepay outstanding indebtedness, on December 13, 2017 to increase the revolving credit commitment by $100 million to $375 million, and on March 28, 2018 to amend certain debt covenants.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2019, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of March 31, 2019, we had outstanding borrowings of approximately $377.5 million under the Second Amended Credit Agreement, with additional available borrowings of approximately $65.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2019 was a fixed rate of 2.62% on $175 million as a result an interest rate swap (see Note 11) and a variable floating rate of 4.00% on $202.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million.

Collateralized Debt Facility

On January 11, 2019, we renewed our loan agreement with HSBC Bank USA, National Association ("HSBC Bank") whereby HSBC Bank agreed to provide us with a loan in the amount of $7.0 million. The loan matured and was settled on April 10, 2019. The loan agreement bore interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, which reset quarterly. The loan was secured by assets having a value not less than the outstanding loan balance. The loan contained covenants, representations and warranties and other terms customary for loans of this nature. As of March 31, 2019, our interest rate on the loan was a variable rate of 3.43%.

Future Payments

Future minimum principal payments on our long-term debt as of March 31, 2019, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2019	$18,250
2020	17,500
2021	348,750
Total future minimum principal payments	$384,500

11. Derivatives.

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of these risks by entering into derivative contracts. The derivatives we use are interest rate swaps and foreign currency forward contracts. We recognize derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether or not hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative instruments are classified as operating activities in the accompanying consolidated statements of cash flows.

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Changes in the fair value of derivatives that qualify for hedge accounting treatment are recorded, net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity in the accompanying consolidated balance sheets. When the hedged transaction occurs, gains or losses are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings throughout the term of the derivative.

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

Derivative Instruments Designated as Cash Flow Hedges

On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with a current notional amount of $175 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid. The interest rate swap is scheduled to expire on July 6, 2021.

At March 31, 2019 and December 31, 2018, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at March 31, 2019 was an asset of approximately $4.3 million, which was partially offset by approximately $1.1 million in deferred taxes. The fair value of our interest rate swap at December 31, 2018 was an asset of approximately $5.8 million, which was offset by approximately $1.5 million in deferred taxes.

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

Derivative Instruments Designated as Cash Flow Hedges

We enter into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the associated foreign currencies. We enter into approximately 150 cash flow foreign currency hedges every month. As of March 31, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	3,100
Canadian Dollar	CAD	3,850
Swiss Franc	CHF	2,125
Chinese Renminbi	CNY	238,000
Danish Krone	DKK	15,725
Euro	EUR	18,065
British Pound	GBP	4,915
Japanese Yen	JPY	1,305,000
Korean Won	KRW	3,750,000
Mexican Peso	MXN	215,500
Swedish Krona	SEK	25,180

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of March 31, 2019, we had entered into foreign currency forward contracts related to those balance sheet accounts, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	11,400
Brazilian Real	BRL	9,000
Canadian Dollar	CAD	1,136
Swiss Franc	CHF	500
Chinese Renminbi	CNY	50,920
Danish Krone	DKK	4,550
Euro	EUR	7,293
British Pound	GBP	3,350
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	265,000
Korean Won	KRW	5,500,000
Mexican Peso	MXN	18,000
Swedish Krona	SEK	12,000
Singapore Dollar	SGD	8,500

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2019, and December 31, 2018, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative instruments designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$4,321	$5,772
Foreign currency forward contracts	Prepaid expenses and other assets	636	613
Foreign currency forward contracts	Other assets (long-term)	162	151

Liabilities
Foreign currency forward contracts	Accrued expenses	(1,458)	(711)
Foreign currency forward contracts	Other long-term obligations	(194)	(101)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$633	$814
Liabilities
Foreign currency forward contracts	Accrued expenses	(405)	(796)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Consolidated Statements of Income		Amount of Gain/(Loss) reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018		2019	2018	2019	2018
Derivative instrument			Location in statements of income
Interest rate swaps	$(857)	$2,120	Interest expense	$(2,764)	$(2,398)	$595	$213
Foreign currency forward contracts	(1,013)	174	Revenue	238,349	203,035	194	(151)
			Cost of sales	(133,713)	(114,979)	(82)	241

As of March 31, 2019, approximately $1.1 million, or $0.8 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2019, approximately $2.2 million, or $1.7 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2019	2018
Foreign currency forward contracts	Other expense	$(266)	$(1,115)

12. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$4,321	$—	$4,321	$—
Foreign currency contract assets, current and long-term (2)	$1,431	$—	$1,431	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,057)	$—	$(2,057)	$—
Contingent receivable asset	$627	$—	$—	$627
Contingent consideration liabilities	$(82,457)	$—	$—	$(82,457)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$5,772	$—	$5,772	$—
Foreign currency contract assets, current and long-term (2)	$1,578	$—	$1,578	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,608)	$—	$(1,608)	$—
Contingent receivable asset	$607	$—	$—	$607
Contingent consideration liabilities	$(82,236)	$—	$—	$(82,236)

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

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liability during the three-month periods ended March 31, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$82,236	$10,956
Fair value adjustments recorded to income during the period	775	(13)
Contingent payments made	(554)	(15)
Ending balance	$82,457	$10,928

As of March 31, 2019, approximately $59.2 million in contingent consideration liability was included in other long-term obligations and approximately $23.3 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2018, approximately $58.5 million in contingent consideration liability was included in other long-term obligations and $23.8 million was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of March 31, 2019 and December 31, 2018 had a value of approximately $627,000 and $607,000, respectively, recorded as a current asset in other receivables in our consolidated balance sheets. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three months ended March 31, 2019, we recorded a gain on the contingent receivable of approximately $20,000. During the three months ended March 31, 2018, we recorded a loss of approximately $53,000 and received payments of approximately $153,000 related to the contingent receivable.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable included the following significant unobservable inputs at March 31, 2019 and December 31, 2018 (amounts in thousands):

Contingent consideration asset or liability	Fair value at March 31, 2019	Valuation technique	Unobservable inputs	Range
Revenue-based royalty	$9,966	Discounted cash flow	Discount rate	14% - 25%
payments contingent liability			Projected year of payments	2019-2034

Supply chain milestone	$14,100	Discounted cash flow	Discount rate	3.9%
contingent liability			Probability of milestone payment	95%
			Projected year of payments	2019

Revenue milestones	$58,391	Discounted cash flow	Discount rate	3.1% - 15%
contingent liability			Projected year of payments	2019-2023

Contingent receivable	$627	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	68%
			Projected year of payments	2019

Contingent consideration asset or liability	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range
Revenue-based royalty	$10,661	Discounted cash flow	Discount rate	9.9% - 25%
payments contingent liability			Projected year of payments	2018-2037

Supply chain milestone	$13,593	Discounted cash flow	Discount rate	5.3%
contingent liability			Probability of milestone payment	95%
			Projected year of payments	2019

Revenue milestones	$57,982	Discounted cash flow	Discount rate	3.3% - 13%
contingent liability			Projected year of payments	2019-2023

Contingent receivable	$607	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	67%
			Projected year of payments	2019

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

During the three-month period ended March 31, 2019, we had losses of approximately $211,000, compared to losses of approximately $57,000 for the three-month period ended March 31, 2018, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 were as follows (in thousands):

2019
Goodwill balance at January 1	$335,433
Effect of foreign exchange	(413)
Purchase price adjustments as the result of acquisitions	(69)
Goodwill balance at March 31	$334,951

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of March 31, 2019 and December 31, 2018. We did not have any goodwill impairments for the three-month periods ended March 31, 2019 and 2018. The total goodwill balance as of March 31, 2019 and December 31, 2018, was related to our cardiovascular segment.

Other intangible assets at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$20,231	$(5,467)	$14,764
Distribution agreements	8,012	(6,023)	1,989
License agreements	26,926	(7,941)	18,985
Trademarks	29,991	(7,298)	22,693
Covenants not to compete	1,028	(1,008)	20
Customer lists	39,965	(24,732)	15,233
In-process technology	3,420	—	3,420

Total	$129,573	$(52,469)	$77,104

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$19,378	$(5,012)	$14,366
Distribution agreements	8,012	(5,766)	2,246
License agreements	26,930	(7,411)	19,519
Trademarks	29,998	(6,586)	23,412
Covenants not to compete	1,028	(1,000)	28
Customer lists	39,936	(23,361)	16,575
In-process technology	3,420	—	3,420

Total	$128,702	$(49,136)	$79,566

Aggregate amortization expense for the three-month periods ended March 31, 2019 and 2018 was approximately $14.8 million and $8.5 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2019 (in thousands):

Year Ending December 31
Remaining 2019	$44,351
2020	56,238
2021	48,864
2022	47,398
2023	46,136

14. Leases. We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, we present the disclosures which were required under ASC 840.

We have operating leases for facilities used for manufacturing, R&D, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land (in Singapore and South Jordan, Utah). Our leases have remaining terms of approximately one year to 19 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 30 years and options to terminate the leases within one year. The lease term used to calculate right-of-use ("ROU") assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of March 31, 2019 recorded on our consolidated balance sheet are related to our cardiovascular segment.

We sublease a portion of one of our facilities to a third party. We also lease certain hardware consoles to customers through our distribution agreement with NinePoint Medical and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the three months ended March 31, 2019 and 2018 was insignificant.

The following was included in our consolidated balance sheet as of March 31, 2019 (in thousands):

Leases	As of March 31, 2019
Assets
ROU operating lease assets	$80,453

Liabilities
Short-term operating lease liabilities	11,825
Long-term operating lease liabilities	72,243
Total operating lease liabilities	$84,068

During the year ended December 31, 2015, we entered into sale and leaseback transactions to finance certain production equipment for approximately $2.0 million. At that time, we deferred the gain from the sale and leaseback transaction, of which approximately $93,000 remained as of December 31, 2018. As part of the adoption of ASC 842, we wrote-off the deferred gain as an adjustment to equity through retained earnings during the three months ended March 31, 2019.

We recognize lease expense on a straight-line basis over the term of the lease. The components of lease costs for the three months ended March 31, 2019 are as follows, in thousands:

		Three months ended
Lease Cost	Classification	March 31, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$3,827
Sublease (income) (b)	Selling, general and administrative expenses	(146)
Net lease cost		$3,681
(a) Includes expense related to short-term leases and variable payments, which were insignificant.
(b) Does not include rental revenue from leases of NinePoint consoles, which was insignificant.

Supplemental cash flow information for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$3,713
Right-of-use assets obtained in exchange for lease obligations	$1,162

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of March 31, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2019
Weighted average remaining lease term	12 years
Weighted average discount rate	3.3%

As of March 31, 2019, maturities of operating lease liabilities were the following, in thousands:

Year ended December 31,	Amounts under Operating Leases
Remaining 2019	$10,380
2020	12,251
2021	11,109
2022	8,822
2023	7,026
Thereafter	53,203
Total lease payments	102,791
Less: Imputed interest	(18,723)
Total	$84,068

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows, in thousands:

Year ended December 31,	Operating Leases
2019	$13,421
2020	11,319
2021	9,995
2022	8,053
2023	6,953
Thereafter	52,754
Total	$102,495

As of March 31, 2019, we had additional operating leases for office space that had not yet commenced. These leases will commence during 2019 and are not significant.

15. Commitments and Contingencies. In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contract disputes, and employment or other matters that are significant to our business. Based upon our review of currently available information, we do not believe any such actions are likely to be, individually or in the aggregate, materially adverse to our business, financial condition, results of operations or liquidity.

In addition to the foregoing matters, in October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2019. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice subpoena for the three-month periods ended March 31, 2019 and 2018 were approximately $1.7 million and $1.7 million, respectively.

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
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2018 Form 10-K.

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

We design, develop, manufacture and market single-use medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology devices, which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management, electrophysiology, critical care and interventional oncology and spine devices, as well as our Cianna Medical product line. Our endoscopy segment focuses on the gastroenterology, pulmonary and thoracic surgery specialties, with a portfolio consisting primarily of stents, dilation balloons, certain inflation devices, guidewires, and other disposable products. Within those two operating segments, we offer products focused in six core product groups: peripheral intervention, cardiac intervention, interventional oncology and spine, cardiovascular and critical care, breast cancer localization and guidance, and endoscopy.

For the three-month period ended March 31, 2019, we reported sales of approximately $238.3 million, up approximately $35.3 million or 17.4%, over sales from the three-month period ended March 31, 2018 of approximately $203.0 million.

Gross profit as a percentage of sales increased to 43.9% for the three-month period ended March 31, 2019 as compared to 43.4% for the three-month period ended March 31, 2018.

Net income for the three-month period ended March 31, 2019 was approximately $6.2 million, or $0.11 per share, as compared to $5.3 million, or $0.10 per share, for the three-month period ended March 31, 2018.

Recent Developments and Trends

In addition to the trends identified in the 2018 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” we believe that our business in 2019 will be impacted by the following recent events and trends:

•
Although uncertainty over the future of Brexit negotiations in the United Kingdom continues, we currently believe that due to our newly operational distribution and training center in Reading, United Kingdom and other plans we have in place, we are prepared to avoid material disruption to our business.

•
Several new products are scheduled for introduction in the remainder of 2019, including the TEMNO Elite™ biopsy device, next generation Heartspan® transseptal needle, PreludeSYNC DISTAL hemostasis device and HeRO® arterial graft component, among others. We currently believe these new products will contribute to future sales growth and margin improvement.

•
Our transition of the manufacturing activities associated with the products we acquired from BD in February 2018 to our facility in Tijuana, Mexico is currently on schedule to be completed by the end of 2019.

•
Our acquisition of Cianna Medical is complete, and our integration of the Cianna Medical operations continues according to our expectations. We currently expect regulatory approval of the SAVI SCOUT® product for sale in Europe in the coming months.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three-month periods ended March 31, 2019 and 2018, as indicated:

	Three Months Ended March 31,
	2019	2018
Net sales	100%	100%
Gross profit	43.9	43.4
Selling, general and administrative expenses	32.8	32.0
Research and development expenses	6.7	7.1
Contingent consideration expense	0.3	0.0
Income from operations	4.0	4.3
Other expense - net	(1.1)	(1.2)
Income before income taxes	2.9	3.1
Net income	2.6	2.6

Sales

Sales for the three-month period ended March 31, 2019 increased by 17.4%, or approximately $35.3 million, compared to the corresponding period in 2018. Listed below are the sales by product category within each of our two financial reporting segments for the three-month periods ended March 31, 2019 and 2018 (in thousands, other than percentage changes):

		Three Months Ended March 31,
	% Change	2019	2018
Cardiovascular
Stand-alone devices	14.6%	95,427	83,246
Cianna Medical	n/a	12,849	—
Custom kits and procedure trays	(1.0)%	32,943	33,272
Inflation devices	(1.8)%	22,017	22,419
Catheters	27.1%	43,039	33,865
Embolization devices	(6.0)%	11,827	12,587
CRM/EP	18.3%	12,378	10,466
Total	17.7%	230,480	195,855

Endoscopy
Endoscopy devices	9.6%	7,869	7,180

Total	17.4%	$238,349	$203,035

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2019 were approximately $230.5 million, up 17.7% when compared to the corresponding period for 2018 of approximately $195.9 million. Sales for the three-month period ended March 31, 2019 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, CorVocetTM Biopsy device, and wires, as well as sales from products we acquired from BD and Vascular Insights) of approximately $95.4 million, up 14.6% from the corresponding period for 2018; (b) Cianna Medical products of approximately $12.8 million from our acquisition of Cianna Medical; and (c) catheters (particularly our Impress® Diagnostic Catheters, Prelude® Ideal and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $43.0 million, up 27.1% from the corresponding period for 2018. Sales were unfavorably impacted for the three months ended March 31, 2019 by decreased sales of our embolization devices (particularly our Embosphere® and Quadrasphere® product lines).

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2019 were approximately $7.9 million, up 9.6%, when compared to sales in the corresponding period of 2018 of approximately $7.2 million. This increase was primarily related to an increase in sales of our Elation® Balloon Dilator, products acquired from BD and products sold pursuant to our distribution agreement with NinePoint.

International Sales. International sales for the three-month period ended March 31, 2019 were approximately $100.3 million, or 42.1% of net sales, up 7.9% when compared to the corresponding period in 2018. The increase in our international sales for the first quarter of 2019 compared to the first quarter of 2018 was primarily related to (a) sales increases in China of approximately $2.6 million, or 11% when compared to the corresponding period in 2018, (b) sales increases in the UK of approximately $0.9 million, or 24.2% when compared to the corresponding period in 2018, and (c) sales associated with our acquisition of certain product lines from BD.

Gross Profit

Our gross profit as a percentage of sales increased to 43.9% for the three-month period ended March 31, 2019, compared to 43.4% for the three-month period ended March 31, 2018. This increase was primarily due to changes in product mix, partially offset by increased amortization as a result of acquisitions and negative foreign currency exchange impacts in the first quarter of 2019 compared to the first quarter of 2018.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $13.4 million, or 20.6%, for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. As a percentage of sales, SG&A expenses were 32.8% of sales for the three-month period ended March 31, 2019, compared to 32.0% the three-month period ended March 31, 2018. The increase in SG&A expense was primarily related to increased headcount and increased amortization as a result of acquisitions.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended March 31, 2019 were approximately $16.0 million, up 12.0%, when compared to R&D expenses in the corresponding period of 2018 of approximately $14.3 million. This increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating Income
Cardiovascular	$7,619	$6,397
Endoscopy	1,904	2,384
Total operating income	$9,523	$8,781

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2019 was approximately $7.6 million, compared to operating income of approximately $6.4 million for the three-month period ended March 31, 2018. The increase in cardiovascular operating income was primarily related to increased sales, improved gross margin percentage, and lower acquisition and integration-related costs, partially offset by costs related to increased headcount and increased amortization as a result of acquisitions.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2019 was approximately $1.9 million, compared to approximately $2.4 million for the three-month period ended March 31, 2018. This decrease was primarily the result of lower gross margins and higher operating expenses as a percentage of sales.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended March 31, 2019 and 2018 was 9.5% and 17.1%, respectively. The decrease in the income tax expense and effective income tax rate for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in discrete tax benefit related to share-based payment awards.

Other Income (Expense)
Our other income (expense) for the three-month periods ended March 31, 2019 and 2018 was approximately $(2.7) million and $(2.4) million, respectively. The increase in other expense was primarily a result of increased interest expense and foreign currency losses, partially offset by increased accrued interest income, primarily as a result of our loan to NinePoint Medical.

Net Income

Our net income for the three-month periods ended March 31, 2019 and 2018 was approximately $6.2 million and $5.3 million, respectively. The increase in net income was primarily due to increased sales, improved gross margins and a lower effective tax rate, partially offset by higher SG&A expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $49.5 million and $67.4 million respectively, of which approximately $41.0 million and $57.3 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. We are not permanently reinvested with respect to our historic unremitted foreign earnings; a deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $20.6 million and $18.6 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the three-month periods ended March 31, 2019 and 2018 was primarily the result of net income excluding non-cash items, offset by changes in working capital. Our working capital as of March 31, 2019 and December 31, 2018 was approximately $243.3 million and $254.5 million, respectively. The decrease in working capital as of March 31, 2019 compared to December 31, 2018 was primarily the result of the recording of current operating lease liabilities as a result of the adoption of ASC 842 and a decrease in cash, partially offset by an increase in trade receivables and decreases in trade payables and accrued expenses. As of March 31, 2019, and December 31, 2018, we had a current ratio of 2.36 to 1 and 2.45 to 1, respectively.

During the three-month period ended March 31, 2019, our inventory balance increased approximately $1.4 million, from approximately $197.5 million as of December 31, 2018 to approximately $198.9 million as of March 31, 2019. The increase in the inventory balance was primarily due to increased inventory levels associated with increased sales and the initial placement of inventory in our new warehouse and distribution facility in Reading, United Kingdom. The trailing twelve-month inventory turns as of March 31, 2019 was 2.77, compared to 2.80 for the twelve-month period ended December 31, 2018.
Cash flows provided by/used in financing activities. Cash used in financing activities for the three-month period ended March 31, 2019 was approximately $9.8 million compared to cash provided by financing activities of approximately $109.5 million for the three-month period ended March 31, 2018, a decrease of approximately $119.3 million. The decrease was primarily the result of additional borrowings in 2018 to fund the acquisition of certain assets from BD.

In January 2019, we renewed our loan agreement with HSBC Bank whereby HSBC Bank agreed to provide us with a loan in the amount of $7.0 million. The loan matured and was settled on April 10, 2019. The loan agreement bore interest at the three-month LIBOR rate plus 1.0%, which reset quarterly. The loan was secured by assets having a value not less than the outstanding loan balance. The loan contained covenants, representations and warranties and other terms customary for loans of this nature. As of March 31, 2019, our interest rate on the loan was a variable rate of 3.43%.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of March 31, 2019, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of March 31, 2019, we had outstanding borrowings of approximately $377.5 million under the Second Amended Credit Agreement (a decrease in long-term debt of approximately $11.0 million from December 31, 2018 as we paid down the balance), with additional available borrowings of approximately $65.5 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of March 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap (see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and a variable floating rate of 4.00% on $202.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million.

Cash flows used in investing activities. Our cash flows used in investing activities for the three-month period ended March 31, 2019 was approximately $21.0 million compared to approximately $117.3 million for the three-month period ended March 31, 2018, a decrease of approximately $96.3 million. This decrease was primarily a result of a decrease of approximately $98.3 million in net cash paid for acquisitions during the three months ended March 31, 2019, compared to the three months ended March 31, 2018 (see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report), partially offset by a $2.0 million increase in capital expenditures for property and equipment. Capital expenditures for property and equipment were approximately $18.3 million and $16.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2019, we have no off-balance sheet arrangements.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2018, 2017 and 2016, we recorded obsolescence expense of approximately $8.2 million, $6.1 million and $3.9 million, respectively, and wrote off approximately $7.9 million, $2.9 million and $2.8 million, respectively. Based on this historical trend, we believe that our inventory balances as of March 31, 2019 have been accurately adjusted for any unmarketable and/or slow-moving products that may expire prior to being sold.

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

Income Taxes. Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest aggregate amount of tax positions that have a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation. Such differences could have a material impact on our income tax provisions and operating results in the period(s) in which we make such determination.

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

During the year ended December 31, 2018, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Quellent, LLC ("Quellent"), all of which pertained to our cardiovascular segment, to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the Quellent acquisition based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. Some of the factors that influenced our estimated cash flows were slower than anticipated sales growth in the products acquired from our Quellent acquisition and uncertainty about future sales growth. The excess of the carrying value compared to the fair value was recognized as an intangible asset impairment charge. We recorded an impairment charge for Quellent of approximately $657,000.

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

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the three-month period ended March 31, 2019, a portion of our net sales (approximately $75.9 million, representing approximately 31.9% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

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

(in thousands)
	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income of:
EUR	$4,500	$(4,500)
CNY	$(6,700)	$6,700

During the three months ended March 31, 2019, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands, except basis points):

	Three Months Ended
	March 31, 2019
	Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$(4,790)	(2.0)%
Cost of Sales	$(1,040)	(0.8)%
Gross Profit (1)	$(3,750)	(3.5)%
(1) Represents approximately 68 basis points decrease in gross margin percentage for the three months ended March 31, 2019.

The impact to sales for the three months ended March 31, 2019 was primarily a result of unfavorable impacts due to sales denominated in EUR, CNY, AUD and GBP. The impact to cost of sales was primarily a result of favorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR and MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of March 31, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	3,100
Canadian Dollar	CAD	3,850
Swiss Franc	CHF	2,125
Chinese Renminbi	CNY	238,000
Danish Krone	DKK	15,725
Euro	EUR	18,065
British Pound	GBP	4,915
Japanese Yen	JPY	1,305,000
Korea Won	KRW	3,750,000
Mexican Peso	MXN	215,500
Swedish Krona	SEK	25,180

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2019, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	11,400
Brazilian Real	BRL	9,000
Canadian Dollar	CAD	1,136
Swiss Franc	CHF	500
Chinese Renminbi	CNY	50,920
Danish Krone	DKK	4,550
Euro	EUR	7,293
British Pound	GBP	3,350
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	265,000
Korean Won	KRW	5,500,000
Mexican Peso	MXN	18,000
Swedish Krona	SEK	12,000
Singapore Dollar	SGD	8,500

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our condensed consolidated financial statements, as of March 31, 2019, we had outstanding borrowings of approximately $377.5 million under the Second Amended Credit Agreement, a decrease in long-term debt of approximately $11.0 million from December 31, 2018 as we paid down balances. Our earnings and after-tax cash flow are affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of March 31, 2019 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.0 million annually for each one percentage point change in the average interest rate under these borrowings.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 15 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS
In addition to other information set forth in this Report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2018 Form 10-K, as well as the amended and updated risk factors included below (which replace equivalent risk factors disclosed in Part I, Item 1A. "Risk Factors" of the 2018 Form 10-K). Such risk factors could materially affect our business, financial condition or future results.

The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (1)

10.1	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan (2)

10.2	Merit Medical Systems, Inc. 2019 Executive Bonus Plan

10.3	Asset Purchase Agreement by and among Vascular Insights, LLC, VI Management, Inc. and Merit Medical Systems, Inc., dated December 14, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to the Consolidated Financial Statements

(1)	Incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018 (as amended).

(2)	Incorporated by reference from our Registration Statement on Form S-8 filed on June 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: May 3, 2019	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: May 3, 2019	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer