Form 10-Q
period 2019-06-30
MERIT MEDICAL SYSTEMS INC
filed 2019-08-09
CIK 856982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED		June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .
	Commission File Number	0-18592

MERIT MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0447695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
 1600 West Merit Parkway, South Jordan, Utah 84095
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (801) 253-1600

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, no par	MMSI	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,174,922
Title or class	Number of Shares Outstanding at August 7, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2019 AND DECEMBER 31, 2018 (In thousands)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$35,182	$67,359
Trade receivables — net of allowance for uncollectible accounts — 2019 — $2,656 and 2018 — $2,355	156,444	137,174
Other receivables	11,520	11,879
Inventories	202,994	197,536
Prepaid expenses and current other assets	12,305	11,326
Prepaid income taxes	3,625	3,627
Income tax refund receivables	4,876	933

Total current assets	426,946	429,834

PROPERTY AND EQUIPMENT:
Land and land improvements	27,651	26,801
Buildings	153,502	151,251
Manufacturing equipment	230,315	221,029
Furniture and fixtures	57,565	54,765
Leasehold improvements	34,518	33,678
Construction-in-progress	69,370	53,491

Total property and equipment	572,921	541,015

Less accumulated depreciation	(222,402)	(209,563)

Property and equipment — net	350,519	331,452

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization — 2019 — $125,447 and 2018 — $102,357	391,651	383,147
Other — net of accumulated amortization — 2019 — $56,289 and 2018 — $49,136	74,419	79,566
Goodwill	352,133	335,433
Deferred income tax assets	3,038	3,001
Right-of-use operating lease assets	79,309	—
Other assets	58,255	57,579

Total other assets	958,805	858,726

TOTAL	$1,736,270	$1,620,012
See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2019 AND DECEMBER 31, 2018 (In thousands)

	June 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$52,601	$54,024
Accrued expenses	97,176	96,173
Current portion of long-term debt	15,000	22,000
Short-term operating lease liabilities	11,732	—
Income taxes payable	42	3,146

Total current liabilities	176,551	175,343

LONG-TERM DEBT	385,221	373,152

DEFERRED INCOME TAX LIABILITIES	60,932	56,363

LONG-TERM INCOME TAXES PAYABLE	392	392

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,013	3,013

DEFERRED COMPENSATION PAYABLE	12,739	11,219

DEFERRED CREDITS	2,192	2,261

LONG-TERM OPERATING LEASE LIABILITIES	71,272	—

OTHER LONG-TERM OBLIGATIONS	73,283	65,494

Total liabilities	785,595	687,237

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, 14 and 15)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued	—	—
Common stock, no par value; shares authorized — 2019 and 2018 - 100,000; issued and outstanding as of June 30, 2019 - 55,079 and December 31, 2018 - 54,893	579,250	571,383
Retained earnings	376,572	363,425
Accumulated other comprehensive loss	(5,147)	(2,033)

Total stockholders’ equity	950,675	932,775

TOTAL	$1,736,270	$1,620,012
See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands, except per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET SALES	$255,532	$224,810	$493,881	$427,844

COST OF SALES	143,568	124,801	277,281	239,779

GROSS PROFIT	111,964	100,009	216,600	188,065

OPERATING EXPENSES:
Selling, general and administrative	79,977	69,095	158,247	134,007
Research and development	16,332	15,316	32,375	29,638
Intangible asset impairment charge	548	—	548	—
Contingent consideration expense	2,406	178	3,181	219
Acquired in-process research and development	500	306	525	306

Total operating expenses	99,763	84,895	194,876	164,170

INCOME FROM OPERATIONS	12,201	15,114	21,724	23,895

OTHER INCOME (EXPENSE):
Interest income	342	342	698	487
Interest expense	(3,115)	(3,338)	(5,879)	(5,736)
Other expense - net	(429)	(553)	(698)	(721)

Total other expense — net	(3,202)	(3,549)	(5,879)	(5,970)

INCOME BEFORE INCOME TAXES	8,999	11,565	15,845	17,925

INCOME TAX EXPENSE	2,140	624	2,791	1,715

NET INCOME	$6,859	$10,941	$13,054	$16,210

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.22	$0.24	$0.32

Diluted	$0.12	$0.21	$0.23	$0.31

AVERAGE COMMON SHARES:
Basic	55,017	50,473	54,967	50,376

Diluted	56,555	52,154	56,523	52,033

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,859	$10,941	$13,054	$16,210
Other comprehensive income (loss):
Cash flow hedges	(1,154)	881	(3,731)	2,873
Income tax benefit (expense)	297	(226)	960	(738)
Foreign currency translation adjustment	274	(4,195)	(341)	(1,603)
Income tax benefit (expense)	(16)	—	(2)	—
Total other comprehensive income (loss)	(599)	(3,540)	(3,114)	532
Total comprehensive income	$6,260	$7,401	$9,940	$16,742

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Loss
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)

Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plan	432	7	432
BALANCE — March 31, 2019	940,111	54,995	574,946	369,713	(4,548)
Net income	6,859			6,859
Other comprehensive loss	(599)				(599)
Stock-based compensation expense	2,523		2,523
Options exercised	1,441	78	1,441
Issuance of common stock under Employee Stock Purchase Plan	340	6	340
BALANCE — June 30, 2019	$950,675	55,079	$579,250	$376,572	$(5,147)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2018	$676,334	50,248	$353,392	$321,408	$1,534
Net income	5,269			5,269
Other comprehensive income	4,072				4,072
Stock-based compensation expense	1,256		1,256
Options exercised	1,286	91	1,286
Issuance of common stock under Employee Stock Purchase Plan	294	7	294
BALANCE — March 31, 2018	688,511	50,346	356,228	326,677	5,606
Net income	10,941			10,941
Other comprehensive loss	(3,540)				(3,540)
Stock-based compensation expense	1,565		1,565
Options exercised	5,307	357	5,307
Issuance of common stock under Employee Stock Purchase Plan	220	4	220
Shares surrendered in exchange for payment of payroll tax liabilities	(2,065)	(40)	(2,065)
Shares surrendered in exchange for exercise of stock options	(1,685)	(32)	(1,685)
BALANCE — June 30, 2018	$699,254	50,635	$359,570	$337,618	$2,066

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands - unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,054	$16,210

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,010	32,779
Loss on sales and/or abandonment of property and equipment	803	371
Amortization of right-of-use operating lease assets	5,874	—
Write-off of patents and intangible assets	594	86
Acquired in-process research and development	525	306
Amortization of deferred credits	(70)	(71)
Amortization of long-term debt issuance costs	402	402
Stock-based compensation expense	4,289	2,821
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(21,206)	(27,947)
Other receivables	427	966
Inventories	(5,138)	(7,189)
Prepaid expenses and other current assets	(1,052)	(3,105)
Prepaid income taxes	(45)	(100)
Income tax refund receivables	(3,980)	(1,146)
Other assets	(2,845)	(751)
Trade payables	1,338	15,767
Accrued expenses	1,925	7,467
Income taxes payable	(2,059)	(2,076)
Deferred compensation payable	1,518	438
Operating lease liabilities	(5,882)	—
Other long-term obligations	2,208	(179)

Total adjustments	22,636	18,839

Net cash provided by operating activities	35,690	35,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(35,959)	(31,559)
Intangible assets	(1,607)	(1,755)
Proceeds from the sale of property and equipment	22	4
Issuance of note receivable	—	(10,500)
Cash paid in acquisitions, net of cash acquired	(37,256)	(118,654)

Net cash used in investing activities	(74,800)	(162,464)

See condensed notes to consolidated financial statements.		(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands - unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,374	$3,251
Proceeds from issuance of long-term debt	125,746	320,827
Payments on long-term debt	(120,746)	(185,827)
Contingent payments related to acquisitions	(611)	(130)

Net cash provided by financing activities	7,763	138,121

EFFECT OF EXCHANGE RATES ON CASH	(830)	470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,177)	11,176

CASH AND CASH EQUIVALENTS:
Beginning of period	67,359	32,336

End of period	$35,182	$43,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $540 and $314, respectively)	$5,794	$5,714

Income taxes	$8,856	$5,141

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,331	$3,943

Acquisition purchases in accrued expenses and other long-term obligations	$8,400	$—

Merit common stock surrendered (0 and 32 shares, respectively) in exchange for exercise of stock options	$—	$1,684

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$2,927	$—

See condensed notes to consolidated financial statements.		(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2019 and 2018 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2019 and December 31, 2018, and our results of operations and cash flows for the three and six-month periods ended June 30, 2019 and 2018. The results of operations for the three and six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2018 Form 10-K") for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019.

2. Inventories. Inventories at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods	$116,741	$117,703
Work-in-process	23,419	14,380
Raw materials	62,834	65,453

Total Inventories	$202,994	$197,536

3. Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$355	$232	$607	$416
Research and development	281	147	473	271
Selling, general and administrative	1,887	1,186	3,209	2,134
Stock-based compensation expense before taxes	$2,523	$1,565	$4,289	$2,821

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $32.4 million and was expected to be recognized over a weighted average period of 3.32 years.

During the three and six-month periods ended June 30, 2019, we granted stock-based awards representing 190,000 and approximately 1.1 million shares of our common stock, respectively. During the three and six-month periods ended June 30, 2018, we granted stock-based awards representing 200,000 and 692,002 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.90% - 2.56%	2.63% - 2.77%
Expected option term	3.0 - 5.0 years	5.0 years
Expected dividend yield	—	—
Expected price volatility	28.66% - 33.69%	34.06% - 34.32%

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

4. Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share consisted of the following (in thousands, except per share amounts):

	Three Months			Six Months
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Period ended June 30, 2019:
Basic EPS	$6,859	55,017	$0.12	$13,054	54,967	$0.24
Effect of dilutive stock options		1,538			1,556

Diluted EPS	$6,859	56,555	$0.12	$13,054	56,523	$0.23

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		1,185			1,081

Period ended June 30, 2018:
Basic EPS	$10,941	50,473	$0.22	$16,210	50,376	$0.32
Effect of dilutive stock options		1,681			1,657

Diluted EPS	$10,941	52,154	$0.21	$16,210	52,033	$0.31

Stock options excluded from the calculation of common stock equivalents as the impact was anti-dilutive		535			359

5. Acquisitions. On June 14, 2019, we consummated an acquisition transaction contemplated by a merger agreement to acquire Brightwater Medical, Inc. ("Brightwater"). The purchase consideration consisted of an upfront payment of $35 million plus an initial working capital adjustment of approximately $104,000 in cash, with potential earn-out payments of up to an additional $5 million for achievement of CE certification with respect to the Brightwater device and up to an additional $10 million for the achievement of sales milestones specified in the merger agreement. Brightwater developed and commercialized the ConvertX®, a single-use device used to replace a series of devices and procedures used to treat severe obstructions of the ureter. The ConvertX system is designed to be implanted once and converted from a nephroureteral catheter to a nephroureteral stent without requiring sedation or local anesthesia. Brightwater recently received FDA clearance for the ConvertX biliary stent system. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Brightwater acquisition, which were included in selling, general and administrative expenses, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$94
Inventories	349
Property and equipment	409
Other long-term assets	30
Intangibles
Developed technology	31,680
Customer lists	83
Trademarks	250
Goodwill	16,950
Total assets acquired	49,845

Liabilities Assumed
Trade payables	(58)
Accrued expenses	(261)
Other long-term obligations	(1,522)
Deferred income tax liabilities	(4,590)
Total liabilities assumed	(6,431)

Total net assets acquired	$43,414

We are amortizing the developed technology intangible asset acquired from Brightwater over 13 years, the related trademarks over five years and the customer list on an accelerated basis over one year. The total weighted-average amortization period for these acquired intangible assets is approximately 12.9 years.

On March 28, 2019, we paid $2 million to acquire convertible participating preferred shares of Fluidx Medical Technology, LLC ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. Our investment in Fluidx has been recorded as an equity investment accounted for at cost and reflected within other assets in our accompanying consolidated balance sheet because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 12.7% of the outstanding equity interests of Fluidx.

On December 14, 2018, we consummated an acquisition transaction contemplated by an asset purchase agreement with Vascular Insights, LLC and VI Management, Inc. (combined "Vascular Insights") and acquired Vascular Insight's intellectual property rights, inventory and certain other assets, including, the ClariVein® IC system and the ClariVein OC system. The ClariVein systems are specialty infusion and occlusion catheter systems with rotating wire tips designed for the controlled 360-degree dispersion of physician-specified agents to the targeted treatment area. We accounted for this acquisition as a business combination. The purchase consideration included an upfront payment of $40 million, and we are obligated to pay up to an additional $20 million based on achieving certain revenue milestones specified in the asset purchase agreement. The sales and results of operations related to this acquisition have been included in our cardiovascular segment. During the three and six-month periods ended June 30, 2019, net sales of products acquired from Vascular Insights were approximately $1.7 million and $3.2 million, respectively. It is not practical to separately report earnings related to the products acquired from Vascular Insights, as we cannot split out sales costs related solely to the products we acquired from Vascular Insights, principally because our sales representatives sell multiple products (including the products we acquired from Vascular Insights) in our cardiovascular business segment. Acquisition-related costs associated with the Vascular Insights acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. The purchase price was preliminarily allocated as follows (in thousands):

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

On November 13, 2018, we consummated an acquisition transaction contemplated by a merger agreement to acquire Cianna Medical, Inc. ("Cianna Medical"). The purchase consideration consisted of an upfront payment of $135 million plus a final working capital adjustment of approximately $1.2 million in cash, with potential earn-out payments of up to an additional $15 million for achievement of supply chain and scalability metrics and up to an additional $50 million for the achievement of sales milestones specified in the merger agreement. Cianna Medical developed the first non-radioactive, wire-free breast cancer localization system. Its SCOUT® and SAVI® Brachy technologies are FDA-cleared and address unmet needs in the delivery of radiation therapy, tumor localization and surgical guidance. We accounted for this acquisition as a business combination. During the three and six-month periods ended June 30, 2019, net sales of Cianna Medical products were approximately $11.2 million and $24.1 million, respectively. It is not practical to separately report earnings related to the products acquired from Cianna Medical, as we cannot split out sales costs related solely to the products we acquired from Cianna Medical, principally because our sales representatives sell multiple products (including the products we acquired from Cianna Medical) in our cardiovascular business segment. Acquisition-related costs associated with the Cianna Medical acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $3.5 million. The following table summarizes the preliminary purchase price allocated to the net assets acquired from Cianna Medical (in thousands):

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

On May 23, 2018, we entered into an asset purchase agreement with DirectACCESS Medical, LLC (“DirectACCESS”) to acquire its assets, including certain product distribution agreements for the FirstChoice™ Ultra High Pressure PTA Balloon Catheter. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $7.3 million. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the DirectACCESS acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. The purchase price was allocated as follows (in thousands):

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

On February 14, 2018, we acquired certain divested assets from Becton, Dickinson and Company ("BD"), for an aggregate purchase price of $100.3 million. The assets acquired include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System and Tru-Cut® Biopsy Needles, as well as the Aspira® Pleural Effusion Drainage Kits, and the Aspira® Peritoneal Drainage System. We accounted for this acquisition as a business combination. During the three and six-month periods ended June 30, 2019, our net sales of BD products were approximately $11.8 million and $23.4 million, respectively. It is not practical to separately report earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular business segment. Acquisition-related costs associated with the BD acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $1.8 million. The following table summarizes the purchase price allocated to the assets acquired from BD (in thousands):

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

The following table summarizes our consolidated results of operations for the three and six-month periods ended June 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$224,810	$238,272	$427,844	$452,451
Net income	10,941	6,842	16,210	5,016
Earnings per common share:
Basic	$0.22	$0.14	$0.32	$0.10
Diluted	$0.21	$0.13	$0.31	$0.10

* The pro forma results for the three and six-month periods ended June 30, 2019 are not included in the table above because the operating results for the Cianna Medical and Vascular Insights acquisitions were included in our consolidated statements of income for these periods.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the acquisition of assets from BD because it was deemed impracticable to obtain information to determine net income associated with the acquired product lines which represent a small product line of a large, consolidated company without standalone financial information. The pro forma consolidated results of operations do not include the Brightwater or DirectACCESS acquisitions, as we do not deem the pro forma effect of these transactions to be material.

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

The following tables present revenue from contracts with customers for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$55,906	$47,616	$103,522	$50,941	$41,555	$92,496
Cianna Medical	11,230	7	11,237	—	—	—
Custom kits and procedure trays	23,124	11,219	34,343	23,667	10,325	33,992
Inflation devices	8,347	15,968	24,315	8,160	16,145	24,305
Catheters	20,696	24,648	45,344	16,704	22,670	39,374
Embolization devices	5,274	8,734	14,008	5,094	7,630	12,724
CRM/EP	11,536	2,361	13,897	11,758	1,738	13,496
Total	136,113	110,553	246,666	116,324	100,063	216,387

Endoscopy
Endoscopy devices	8,549	317	8,866	8,121	302	8,423

Total	$144,662	$110,870	$255,532	$124,445	$100,365	$224,810

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$109,305	$89,643	$198,948	$94,953	$80,789	$175,742
Cianna Medical	24,078	7	24,085	—	—	—
Custom kits and procedure trays	45,179	22,107	67,286	45,984	21,280	67,264
Inflation devices	16,320	30,013	46,333	15,828	30,896	46,724
Catheters	40,108	48,275	88,383	31,974	41,265	73,239
Embolization devices	9,980	15,855	25,835	10,126	15,184	25,310
CRM/EP	21,635	4,641	26,276	20,596	3,366	23,962
Total	266,605	210,541	477,146	219,461	192,780	412,241

Endoscopy
Endoscopy devices	16,117	618	16,735	15,040	563	15,603

Total	$282,722	$211,159	$493,881	$234,501	$193,343	$427,844

7. Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of cardiology and radiology medical device products which assist in diagnosing and treating coronary artery disease, peripheral vascular disease and other non-vascular diseases and includes embolotherapeutic, cardiac rhythm management ("CRM"), electrophysiology ("EP"), critical care, interventional oncology and spine devices, and our Cianna Medical product line. Our endoscopy segment focuses on the gastroenterology, pulmonary and thoracic surgery specialties, with a portfolio consisting primarily of stents, dilation balloons, certain inflation devices, guide wires, and other disposable products. We evaluate the performance of our operating segments based on net sales and operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Cardiovascular	$246,666	$216,387	$477,146	$412,241
Endoscopy	8,866	8,423	16,735	15,603
Total net sales	255,532	224,810	493,881	427,844

Operating Income
Cardiovascular	9,855	12,663	17,474	19,060
Endoscopy	2,346	2,451	4,250	4,835
Total operating income	12,201	15,114	21,724	23,895

Total other expense - net	(3,202)	(3,549)	(5,879)	(5,970)

Income tax expense	2,140	624	2,791	1,715

Net income	$6,859	$10,941	$13,054	$16,210

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

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We are currently assessing the impact of this standard on our consolidated financial statements.

We do not believe any other issued and not yet effective accounting standards will be relevant to our consolidated financial statements.

9. Income Taxes. Our overall effective tax rate for the three months ended June 30, 2019 and 2018 was 23.8% and 5.4%, respectively, which resulted in a provision for income taxes of approximately $2.1 million and $0.6 million, respectively. Our overall effective tax rate for the six months ended June 30, 2019 and 2018 was 17.6% and 9.6%, respectively, which resulted in a provision for income taxes of approximately $2.8 million and $1.7 million, respectively. The increase in the effective tax rate for both periods, when compared to the prior-year periods, was primarily due to a lower discrete tax benefit for share-based payment awards and a discrete expense related to the fair value adjustment of the contingent liability of a recent equity acquisition, Cianna Medical.

10. Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
2016 Term loan	$65,000	$72,500
2016 Revolving credit loans	335,500	316,000
Collateralized debt facility	—	7,000
Less unamortized debt issuance costs	(279)	(348)
Total long-term debt	400,221	395,152
Less current portion	15,000	22,000
Long-term portion	$385,221	$373,152

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2019, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2019, we had outstanding borrowings of approximately $400.5 million under the Second Amended Credit Agreement, with additional available borrowings of approximately $38.7 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2019 was a fixed rate of 2.37% on $175 million as a result an interest rate swap (see Note 11) and a variable floating rate of 3.65% on $225.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million.

Future Payments

Future minimum principal payments on our long-term debt as of June 30, 2019, are as follows (in thousands):

Years Ending	Future Minimum
December 31	Principal Payments
Remaining 2019	$7,500
2020	17,500
2021	375,500
Total future minimum principal payments	$400,500

Subsequent to June 30, 2019, the Second Amended and Restated Credit Agreement was amended and restated in its entirety. See Note 16 below.

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

At June 30, 2019 and December 31, 2018, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at June 30, 2019 was an asset of approximately $1.9 million, which was partially offset by approximately $0.5 million in deferred taxes. The fair value of our interest rate swap at December 31, 2018 was an asset of approximately $5.8 million, which was offset by approximately $1.5 million in deferred taxes.

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

Derivative Instruments Designated as Cash Flow Hedges

We enter into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the associated foreign currencies. We enter into approximately 150 cash flow foreign currency hedges every month. As of June 30, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	3,430
Brazilian Real	BRL	1,080
Canadian Dollar	CAD	4,330
Swiss Franc	CHF	1,970
Chinese Renminbi	CNY	166,500
Danish Krone	DKK	18,175
Euro	EUR	22,600
British Pound	GBP	4,820
Japanese Yen	JPY	1,335,000
Korean Won	KRW	4,475,000
Mexican Peso	MXN	296,500
Norwegian Krone	NOK	6,000
Swedish Krona	SEK	29,210

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of June 30, 2019, we had entered into foreign currency forward contracts related to those balance sheet accounts, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	13,788
Brazilian Real	BRL	9,000
Canadian Dollar	CAD	2,652
Swiss Franc	CHF	643
Chinese Renminbi	CNY	85,226
Danish Krone	DKK	2,544
Euro	EUR	11,717
British Pound	GBP	5,653
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	1,445,574
Korean Won	KRW	6,000,000
Mexican Peso	MXN	25,000
Norwegian Krone	NOK	3,180
Swedish Krona	SEK	17,154
Singapore Dollar	SGD	1,676
South African Rand	ZAR	37,800

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2019, and December 31, 2018, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative instruments designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$1,907	$5,772
Foreign currency forward contracts	Prepaid expenses and other assets	960	613
Foreign currency forward contracts	Other assets (long-term)	244	151

Liabilities
Foreign currency forward contracts	Accrued expenses	(778)	(711)
Foreign currency forward contracts	Other long-term obligations	(101)	(101)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$229	$814
Liabilities
Foreign currency forward contracts	Accrued expenses	(1,539)	(796)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss) recognized in OCI			Consolidated Statements of Income		Amount of Gain/(Loss) reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018		2019	2018	2019	2018
Derivative instrument			Location in statements of income
Interest rate swaps	$(1,812)	$748	Interest expense	$(3,115)	$(3,338)	$602	$357
Foreign currency forward contracts	1,064	394	Revenue	255,532	224,810	(92)	(234)
			Cost of sales	(143,568)	(124,801)	(104)	138

	Amount of Gain/(Loss) recognized in OCI			Consolidated Statements of Income		Amount of Gain/(Loss) reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018		2019	2018	2019	2018
Derivative instrument			Location in statements of income
Interest rate swaps	(2,669)	$2,868	Interest expense	(5,879)	(5,736)	$1,196	$570
Foreign currency forward contracts	51	568	Revenue	493,881	427,844	102	(385)
			Cost of sales	(277,281)	(239,779)	(185)	378

As of June 30, 2019, approximately $6,200, or $4,600 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2019, approximately $1.3 million, or $1.0 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2019	2018	2019	2018
Foreign currency forward contracts	Other expense	$(489)	$3,153	$(755)	$2,038

12. Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$1,907	$—	$1,907	$—
Foreign currency contract assets, current and long-term (2)	$1,433	$—	$1,433	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,418)	$—	$(2,418)	$—
Contingent receivable asset	$625	$—	$—	$625
Contingent consideration liabilities	$(93,204)	$—	$—	$(93,204)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$5,772	$—	$5,772	$—
Foreign currency contract assets, current and long-term (2)	$1,578	$—	$1,578	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,608)	$—	$(1,608)	$—
Contingent receivable asset	$607	$—	$—	$607
Contingent consideration liabilities	$(82,236)	$—	$—	$(82,236)

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

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$82,457	$10,928	$82,236	$10,956
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	8,400	—	8,380	—
Fair value adjustments recorded to income	2,404	99	3,199	86
Contingent payments made	(57)	(115)	(611)	(130)
Ending balance	$93,204	$10,912	$93,204	$10,912

As of June 30, 2019, approximately $68.6 million in contingent consideration liability was included in other long-term obligations and approximately $24.6 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2018, approximately $58.5 million in contingent consideration liability was included in other long-term obligations and $23.8 million was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of June 30, 2019 and December 31, 2018 had a value of approximately $625,000 and $607,000, respectively, recorded as a current asset in other receivables in our consolidated balance sheets. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three and six-month periods ended June 30, 2019, we recorded a gain (loss) on the contingent receivable of approximately $(2,000) and $18,000, respectively. During the three and six-month periods ended June 30, 2018, we recorded a loss of approximately $79,000 and $132,000, respectively and received payments of approximately $0 and $153,000, respectively related to the contingent receivable.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable included the following significant unobservable inputs at June 30, 2019 and December 31, 2018 (amounts in thousands):

Contingent consideration asset or liability	Fair value at June 30, 2019	Valuation technique	Unobservable inputs	Range
Revenue-based royalty	$9,843	Discounted cash flow	Discount rate	14% - 25%
payments contingent liability			Projected year of payments	2019-2034

Supply chain milestone	$15,000	Scenario-based method	Discount rate	3.9%
contingent liability			Probability of milestone payment	100%
			Projected year of payments	2019

Revenue milestones	$65,661	Monte Carlo simulation	Discount rate	3.1% - 19.5%
contingent liability			Projected year of payments	2019-2022

Regulatory approval	$2,700	Scenario-based method	Discount rate	5.3%
contingent liability			Probability of milestone payment	65%
			Projected year of payment	2022

Contingent receivable	$625	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	54%
			Projected year of payments	2019

Contingent consideration asset or liability	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range
Revenue-based royalty	$10,661	Discounted cash flow	Discount rate	9.9% - 25%
payments contingent liability			Projected year of payments	2018-2037

Supply chain milestone	$13,593	Discounted cash flow	Discount rate	5.3%
contingent liability			Probability of milestone payment	95%
			Projected year of payments	2019

Revenue milestones	$57,982	Discounted cash flow	Discount rate	3.3% - 13%
contingent liability			Projected year of payments	2019-2023

Contingent receivable	$607	Discounted cash flow	Discount rate	10%
asset			Probability of milestone payment	67%
			Projected year of payments	2019

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

During the three and six-month periods ended June 30, 2019, we had losses of approximately $594,000 and $805,000, compared to losses of approximately $29,000 and $86,000, respectively for the three and six-month periods ended June 30, 2018, related to the measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2019 were as follows (in thousands):

2019
Goodwill balance at January 1	$335,433
Effect of foreign exchange	(181)
Additions and adjustments as the result of acquisitions	16,881
Goodwill balance at June 30	$352,133

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of June 30, 2019 and December 31, 2018. We did not have any goodwill impairments for the six-month periods ended June 30, 2019 and 2018. The total goodwill balance as of June 30, 2019 and December 31, 2018, was related to our cardiovascular segment.
Other intangible assets at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$20,985	$(5,850)	$15,135
Distribution agreements	8,012	(6,280)	1,732
License agreements	27,008	(9,016)	17,992
Trademarks	30,246	(8,035)	22,211
Covenants not to compete	1,028	(1,016)	12
Customer lists	40,009	(26,092)	13,917
In-process technology	3,420	—	3,420

Total	$130,708	$(56,289)	$74,419

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$19,378	$(5,012)	$14,366
Distribution agreements	8,012	(5,766)	2,246
License agreements	26,930	(7,411)	19,519
Trademarks	29,998	(6,586)	23,412
Covenants not to compete	1,028	(1,000)	28
Customer lists	39,936	(23,361)	16,575
In-process technology	3,420	—	3,420

Total	$128,702	$(49,136)	$79,566

Aggregate amortization expense for the three and six-month periods ended June 30, 2019 was approximately $14.9 million and $29.7 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2018 was approximately $10.4 million and $18.9 million, respectively.

During the three months ended June 30, 2019 we recorded an impairment charge of $548,000 for the discontinuation of our product associated with the assets acquired in our June 2017 acquisition of patent rights and other intellectual property related to the Repositionable Chest Tube and related devices from Lazarus Medical Technologies, LLC. We did not record any impairment charges during the three and six months ended June 30, 2018.
Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2019 (in thousands):

Year Ending December 31
Remaining 2019	$30,817
2020	58,907
2021	51,550
2022	50,129
2023	48,830

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

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms of less than one year to approximately 19 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 30 years and options to terminate the leases within one year. The lease term used to calculate right-of-use ("ROU") assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of June 30, 2019 recorded on our consolidated balance sheet are related to our cardiovascular segment.

We sublease a portion of one of our facilities to a third party. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the three and six months ended June 30, 2019 and 2018 was not significant.

The following was included in our consolidated balance sheet as of June 30, 2019 (in thousands):

Leases	As of June 30, 2019
Assets
ROU operating lease assets	$79,309

Liabilities
Short-term operating lease liabilities	$11,732
Long-term operating lease liabilities	71,272
Total operating lease liabilities	$83,004

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

We recognize lease expense on a straight-line basis over the term of the lease. The components of lease costs for the three and six months ended June 30, 2019 are as follows, in thousands:

		Three months ended	Six months ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$4,172	$8,398
Sublease (income) (b)	Selling, general and administrative expenses	(146)	(292)
Net lease cost		$4,026	$8,106

(a) Includes expense related to short-term leases and variable payments, which were not significant.
(b) Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the six months ended June 30, 2019 is as follows:

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$7,267
Right-of-use assets obtained in exchange for lease obligations	$2,927

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of June 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2019
Weighted average remaining lease term	12 years
Weighted average discount rate	3.3%

As of June 30, 2019, maturities of operating lease liabilities were as follows, in thousands:

Year ended December 31,	Amounts due under Operating Leases
Remaining 2019	$7,064
2020	12,789
2021	11,762
2022	9,361
2023	7,381
Thereafter	53,588
Total lease payments	101,945
Less: Imputed interest	(18,941)
Total	$83,004

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows, in thousands:

Year ended December 31,	Operating Leases
2019	$13,421
2020	11,319
2021	9,995
2022	8,053
2023	6,953
Thereafter	52,754
Total minimum lease payments	$102,495

As of June 30, 2019, we had additional operating leases for office space that had not yet commenced. These leases will commence during 2019 and are not deemed material.

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

In addition to the foregoing matters, in October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We are in the process of responding to the subpoena, which we anticipate will continue during 2019. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice subpoena for the three and six-month periods ended June 30, 2019 were approximately $1.0 million and $2.7 million, respectively.

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

16. Subsequent Events. We have evaluated whether any subsequent events have occurred from June 30, 2019 to the time of filing of this report that would require disclosure in the consolidated financial statements. We note the following events below.

Third Amended and Restated Credit Agreement

On July 31, 2019, we entered into a Third Amended and Restated Credit Agreement (as amended to date, the "Third Amended Credit Agreement"), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, BOFA Securities, Inc. and HSBC Bank USA, National Association, as joint lead arrangers and joint bookrunners. In addition, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Third Amended Credit Agreement as lenders. The Third Amended Credit Agreement amends and restates in its entirety our previously outstanding Second Amended and Restated Credit Agreement and all amendments thereto.

The Third Amended Credit Agreement provides for a term loan of $150 million and a revolving credit commitment up to an aggregate amount of $600 million, inclusive of sub-facilities of $40 million for multicurrency borrowings, $40 million for standby letters of credit and $30 million for swingline loans from time to time. On July 31, 2024, all principal, interest and other amounts outstanding under the Third Amended Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all revolving credit loans and all swingline loans in whole or in part, without premium or penalty, other than breakage fees payable of Eurocurrency Rate Loans (as defined in the Third Amended Credit Agreement).

Revolving credit loans denominated in dollars and term loans made under the Third Amended Credit Agreement bear interest, at our election, at either the Base Rate or the Eurocurrency Rate (as such terms are defined in the Third Amended Credit Agreement) plus the Applicable Margin (as defined in the Third Amended Credit Agreement).  Revolving credit loans denominated in an Alternative Currency (as defined in the Third Amended Credit Agreement) bear interest at the Eurocurrency Rate plus the Applicable Margin.  Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate is due and payable on the last business day of each calendar quarter commencing September 30, 2019; interest on each loan featuring the Eurocurrency Rate is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

The Third Amended Credit Agreement is collateralized by substantially all our assets. The Third Amended Credit Agreement contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Third Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Net Leverage Ratio (1)	4.0 to 1.0
Consolidated Interest Coverage Ratio (2)	3.0 to 1.0
Facility Capital Expenditures (3)	$50,000,000

(1)	Maximum Consolidated Net Total Leverage Ratio (as defined in the Third Amended Credit Agreement) as of any fiscal quarter end.
(2)
Minimum ratio of Consolidated EBITDA (as defined in the Third Amended Credit Agreement and adjusted for certain expenditures) to Consolidated interest expense (as defined in the Third Amended Credit Agreement) for any period of four consecutive fiscal quarters.

(3)	Maximum level of the aggregate amount of all Facility Capital Expenditures (as defined in the Third Amended Credit Agreement) in any fiscal year.

Acquisition

On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical Products Limited, a UK-based company engaged in the manufacture, distribution and sale of pharmaceutical sclerotherapy products. The total purchase price was approximately £11.2 million. As of the date of this report, we are currently evaluating the accounting treatment of this acquisition.

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

•	risks relating to physicians’ use of our products in unapproved circumstances;

•	FDA regulatory clearance processes and any failure to obtain and maintain required regulatory clearances and approvals;

•	international regulatory clearance processes and any failure to obtain and maintain required regulatory clearances and approvals;

•	disruption of our security of information technology systems to operate our business, our critical information systems or a breach in the security of our systems;

•	the effect of evolving U.S. and international laws and regulations regarding privacy and data protection;

•	the pending exit of the United Kingdom from the European Union and uncertainties about when, how or if such exit will occur;

•	risks relating to significant adverse changes in, or our failure to comply with, governing regulations;

•	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;

•	uncertainties relating to the LIBOR calculation method and the potential phasing out of LIBOR after 2021;

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

For the three-month period ended June 30, 2019, we reported sales of approximately $255.5 million, up approximately $30.7 million or 13.7%, over sales from the three-month period ended June 30, 2018 of approximately $224.8 million. For the six-month period ended June 30, 2019, we reported sales of approximately $493.9 million, up approximately $66.0 million or 15.4%, over sales from the six-month period ended June 30, 2018 of approximately $427.8 million.

Gross profit as a percentage of sales decreased to 43.8% for the three-month period ended June 30, 2019 as compared to 44.5% for the three-month period ended June 30, 2018. Gross profit as a percentage of sales decreased to 43.9% for the six-month period ended June 30, 2019 as compared to 44.0% for the six-month period ended June 30, 2018.

Net income for the three-month period ended June 30, 2019 was approximately $6.9 million, or $0.12 per share, as compared to $10.9 million, or $0.21 per share, for the three-month period ended June 30, 2018. Net income for the six-month period ended June 30, 2019 was approximately $13.1 million, or $0.23 per share, as compared to $16.2 million, or $0.31 per share, for the six-month period ended June 30, 2018.

Recent Developments and Trends

In addition to the trends identified in the 2018 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” we believe that our business in 2019 will be impacted by the following recent events and trends:

•
We have recently entered into a new agreement with a group purchasing organization (GPO) and obtained other business opportunities, which we currently believe will contribute to future sales growth. Although we anticipate a large portion of these sales will be of our legacy fluid management products, which are generally sold at lower margins, we believe these sales will contribute to future increased operating margin and are consistent with our long-term strategy of seeking to meet the demands of our customers.

•
During the three months ended June 30, 2019, our embolic products experienced 10% growth over the comparable period in 2018, which we believe was at least partially due to the proposed divestiture from a strategic competitor. We believe this represents an opportunity for future sales growth for our embolics product line, which we expect will be further enhanced by anticipated future growth of our new EmboCube™ product, as well as future sales of the Torpedo™ embolic products, which recently gained regulatory approval from the FDA.

•
Our transition of the manufacturing activities associated with the products we acquired from BD in February 2018 to our facility in Tijuana, Mexico is currently on schedule to be completed by the end of 2019.

•
On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical Products Limited, a UK-based company engaged in the manufacture, distribution and sale of pharmaceutical sclerotherapy products. The total purchase price was approximately £11.2 million. As of the date of this report, we are currently evaluating the accounting treatment of this acquisition.

•
On July 31, 2019, we entered into a Third Amended Credit Agreement. A summary of the terms of the Third Amended Credit Agreement is presented in Note 16 to our condensed consolidated financial statements included in Part I, Item I of this report.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the three and six-month periods ended June 30, 2019 and 2018, as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Gross profit	43.8	44.5	43.9	44.0
Selling, general and administrative expenses	31.3	30.7	32.0	31.3
Research and development expenses	6.4	6.8	6.6	6.9
Intangible asset impairment charges	0.2	—	0.1	—
Contingent consideration expense	0.9	0.1	0.6	0.1
Acquired in-process research and development expenses	0.2	0.1	0.1	0.1
Income from operations	4.8	6.7	4.4	5.6
Other expense - net	(1.3)	(1.6)	(1.2)	(1.4)
Income before income taxes	3.5	5.1	3.2	4.2
Net income	2.7	4.9	2.6	3.8

Sales

Sales for the three-month period ended June 30, 2019 increased by 13.7%, or approximately $30.7 million, compared to the corresponding period in 2018. Sales for the six-month period ended June 30, 2019 increased by 15.4%, or approximately $66.0 million, compared to the corresponding period in 2018. Listed below are the sales by product category within each of our two financial reporting segments for the three and six-month periods ended June 30, 2019 and 2018 (in thousands, other than percentage changes):

		Three Months Ended June 30,			Six Months Ended June 30,
	% Change	2019	2018	% Change	2019	2018
Cardiovascular
Stand-alone devices	11.9%	$103,522	$92,496	13.2%	$198,948	$175,742
Cianna Medical	n/a	11,237	—	n/a	24,085	—
Custom kits and procedure trays	1.0%	34,343	33,992	—%	67,286	67,264
Inflation devices	—%	24,315	24,305	(0.8)%	46,333	46,724
Catheters	15.2%	45,344	39,374	20.7%	88,383	73,239
Embolization devices	10.1%	14,008	12,724	2.1%	25,835	25,310
CRM/EP	3.0%	13,897	13,496	9.7%	26,276	23,962
Total	14.0%	246,666	216,387	15.7%	477,146	412,241

Endoscopy
Endoscopy devices	5.3%	8,866	8,423	7.3%	16,735	15,603

Total	13.7%	$255,532	$224,810	15.4%	$493,881	$427,844

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2019 were approximately $246.7 million, up 14.0% when compared to the corresponding period for 2018 of approximately $216.4 million. Sales for the three-month period ended June 30, 2019 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, CorVocet® Biopsy device, DualCap® products, and wires, as well as sales from products we acquired from Vascular Insights) of approximately $11.0 million, up 11.9% from the corresponding period for 2018; (b) Cianna Medical products of approximately $11.2 million; and (c) catheters (particularly our ReSolve® Locking Drainage Catheters, Prelude IDealTM product line, and our Merit Maestro® Microcatheters) of approximately $6.0 million, up 15.2% from the corresponding period for 2018.

Our cardiovascular sales for the six-month period ended June 30, 2019 were approximately $477.1 million, up 15.7%, when compared to the corresponding period for 2018 of approximately $412.2 million. Sales for the six-month period ended June 30, 2019 were favorably affected by increased sales of (a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, DualCap® products, and wires, as well as sales from products acquired in connection with our acquisitions, including the divested BD product lines and ClariVein devices we acquired from Vascular Insights) of approximately $23.2 million, up 13.2% from the corresponding period for 2018; (b) Cianna Medical products of approximately $24.1 million; and (c) catheters (particularly our ReSolve® Locking Drainage Catheters, Prelude® and Prelude® Radial Sheath product lines, and our Merit Maestro® Microcatheters) of approximately $15.1 million, up 20.7% from the corresponding period for 2018.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2019 were approximately $8.9 million, up 5.3%, when compared to sales in the corresponding period of 2018 of approximately $8.4 million. Our endoscopy sales for the six-month period ended June 30, 2019 were approximately $16.7 million, up 7.3%, when compared to sales in the corresponding period of 2018 of approximately $15.6 million. In each case, this increase was primarily related to an increase in sales of our EndoMAXX® Fully Covered Esophageal Stent and our Elation® Balloon Dilator.

International Sales. International sales for the three-month period ended June 30, 2019 were approximately $110.9 million, or 43.4% of net sales, up 10.5% when compared to the corresponding period in 2018. The increase in our international sales for the second quarter of 2019 compared to the second quarter of 2018 was primarily related to (a) sales increases in China of approximately $5.9 million, or 23.1% when compared to the corresponding period in 2018 and (b) sales increases with distributors in the middle east of approximately $2.3 million when compared to the corresponding period in 2018.

International sales for the six-month period ended June 30, 2019 were approximately $211.2 million, or 42.8% of net sales, up 9.2% when compared to the six-month period ended June 30, 2018. The increase in our international sales was primarily related to (a) sales increases in China of approximately $8.6 million, or 17.4% when compared to the corresponding period in 2018 and (b) sales increases with distributors in the middle east of approximately $2.8 million when compared to the corresponding period in 2018.

Gross Profit

Our gross profit as a percentage of sales decreased to 43.8% for the three-month period ended June 30, 2019, compared to 44.5% for the three-month period ended June 30, 2018. This decrease was primarily due to increased amortization as a result of acquisitions. Gross profit as a percentage of sales decreased to 43.9% for the six-month period ended June 30, 2019, compared to 44.0% for the six-month period ended June 30, 2018. This decrease was primarily due to increased amortization as a result of acquisitions. Amortization expense associated with our acquisitions is discussed in greater detail in Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $10.9 million, or 15.7%, for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. As a percentage of sales, SG&A expenses were 31.3% of sales for the three-month period ended June 30, 2019, compared to 30.7% the three-month period ended June 30, 2018. SG&A expenses increased approximately $24.2 million, or 18.1%, for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. As a percentage of sales, SG&A expenses increased to 32.0% of sales for the six-month period ended June 30, 2019, compared to 31.3% of sales for the six-month period ended June 30, 2018. The increase in SG&A expense was primarily related to increased headcount and increased amortization as a result of acquisitions.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended June 30, 2019 were approximately $16.3 million, up 6.6%, when compared to R&D expenses in the corresponding period of 2018 of approximately $15.3 million. R&D expenses for the six-month period ended June 30, 2019 were approximately $32.4 million, up 9.2%, when compared to R&D expenses in the corresponding period of 2018 of approximately $29.6 million. This increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Income
Cardiovascular	$9,855	$12,663	$17,474	$19,060
Endoscopy	2,346	2,451	4,250	4,835
Total operating income	$12,201	$15,114	$21,724	$23,895

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2019 was approximately $9.9 million, compared to operating income of approximately $12.7 million for the three-month period ended June 30, 2018. Our cardiovascular operating income for the six-month period ended June 30, 2019 was approximately $17.5 million, compared to operating income of approximately $19.1 million for the six-month period ended June 30, 2018. The decrease in cardiovascular operating income was primarily as result of higher contingent consideration expense from fair value adjustments related to liabilities from recent acquisitions, increased amortization as a result of acquisitions and lower gross margins, partially offset by higher sales and lower R&D expenses as a percentage of sales.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2019 was approximately $2.3 million, compared to approximately $2.5 million for the three-month period ended June 30, 2018. Our endoscopy operating income for the six-month period ended June 30, 2019 was approximately $4.3 million, compared to approximately $4.8 million for the six-month period ended June 30, 2018. This decrease was primarily the result of lower gross margins and higher operating expenses as a percentage of sales.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended June 30, 2019 and 2018 was 23.8% and 5.4%, respectively. Our effective income tax rate for the six-month periods ended June 30, 2019 and 2018 was 17.6% and 9.6%, respectively. The increase in the effective tax rate for both periods, when compared to the prior-year periods, is primarily due to a lower discrete tax benefit for share-based payment awards in the current year and a discrete tax expense for the fair value adjustment of the contingent liability related to the Cianna Medical acquisition.

Other Income (Expense)
Our other income (expense) for the three-month periods ended June 30, 2019 and 2018 was approximately $(3.2) million and $(3.5) million, respectively. The decrease in other expense was primarily a result of decreased interest expense and foreign currency losses.

Our other income (expense) for the six-month periods ended June 30, 2019 and 2018 was approximately $(5.9) million, and $(6.0) million, respectively. The decrease in other expense for this period was primarily a result of increased interest income related to our note receivable from NinePoint Medical, Inc. ("NinePoint Medical").

Net Income

Our net income for the three-month periods ended June 30, 2019 and 2018 was approximately $6.9 million and $10.9 million, respectively. Our net income for six-month periods ended June 30, 2019 and 2018 was approximately $13.1 million and $16.2 million, respectively. The decrease in net income for both periods was primarily due to lower gross margins, higher contingent consideration expense from fair value adjustments related to liabilities from recent acquisitions, higher SG&A expenses as a percentage of sales and a higher effective tax rate, partially offset by increased sales and lower R&D expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $35.2 million and $67.4 million respectively, of which approximately $26.4 million and $57.3 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. We are not permanently reinvested with respect to our historic unremitted foreign earnings; a deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $11.1 million and $18.6 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the six-month periods ended June 30, 2019 and 2018 was primarily the result of net income excluding non-cash items, offset by changes in working capital. Our working capital as of June 30, 2019 and December 31, 2018 was approximately $250.4 million and $254.5 million, respectively. The decrease in working capital as of June 30, 2019 compared to December 31, 2018 was primarily the result of the recording of current operating lease liabilities as a result of the adoption of ASC 842 and a decrease in cash, partially offset by an increase in trade receivables and a decrease in the current portion of our long-term debt from payment of the collateralized debt facility. As of June 30, 2019, and December 31, 2018, we had a current ratio of 2.42 to 1 and 2.45 to 1, respectively.

During the six-month period ended June 30, 2019, our inventory balance increased approximately $5.5 million, from approximately $197.5 million as of December 31, 2018 to approximately $203.0 million as of June 30, 2019. The increase in the inventory balance was primarily due to increased inventory levels associated with increased sales and the initial placement of inventory in our new warehouse and distribution facility in Reading, United Kingdom. The trailing twelve-month inventory turns as of June 30, 2019 was 2.77, compared to 2.80 for the twelve-month period ended December 31, 2018.
Cash flows provided by financing activities. Cash provided by financing activities for the six-month period ended June 30, 2019 was approximately $7.8 million compared to cash provided by financing activities of approximately $138.1 million for the six-month period ended June 30, 2018, a decrease of approximately $130.4 million. The decrease was primarily the result of additional borrowings in 2018 to fund the acquisition of certain assets from BD, NinePoint Medical and DirectACCESS.

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

Additionally, the Second Amended Credit Agreement contains customary events of default and affirmative and negative covenants for transactions of this type. As of June 30, 2019, we believe we were in compliance with all covenants set forth in the Second Amended Credit Agreement.

As of June 30, 2019, we had outstanding borrowings of approximately $400.5 million under the Second Amended Credit Agreement (a net increase in long-term debt of approximately $12.1 million from December 31, 2018 due to additional borrowings to finance the acquisition of Brightwater, which was partially offset by payments), with additional available borrowings of approximately $38.7 million, based on the leverage ratio required pursuant to the Second Amended Credit Agreement. Our interest rate as of June 30, 2019 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap (see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this report) and a variable floating rate of 3.65% on $225.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million.

Cash flows used in investing activities. Our cash flows used in investing activities for the six-month period ended June 30, 2019 was approximately $74.8 million compared to approximately $162.5 million for the six-month period ended June 30, 2018, a decrease of approximately $87.7 million. This decrease was primarily a result of a decrease of approximately $81.4 million in net cash paid for acquisitions during the six months ended June 30, 2019, compared to the six months ended June 30, 2018 (see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this report), partially offset by a $4.4 million increase in capital expenditures for property and equipment. Capital expenditures for property and equipment were approximately $36.0 million and $31.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2019, we had no off-balance sheet arrangements.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2018, 2017 and 2016, we recorded obsolescence expense of approximately $8.2 million, $6.1 million and $3.9 million, respectively, and wrote off approximately $7.9 million, $2.9 million and $2.8 million, respectively. Based on this historical trend, we believe that our inventory balances as of June 30, 2019 have been accurately adjusted for any unmarketable and/or slow-moving products that may expire prior to being sold.

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

We also have more limited market risk relating to the following currencies (among others):

•	Hong Kong Dollar (HKD),

•	Mexican Peso (MXN),

•	Australian Dollar (AUD),

•	Canadian Dollar (CAD),

•	Brazilian Real (BRL),

•	Swiss Franc (CHF),

•	Swedish Krona (SEK),

•	Danish Krone (DKK),

•	Singapore Dollars (SGD),

•	South Korean Won (KRW), and

•	Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the six-month period ended June 30, 2019, a portion of our net sales (approximately $160.8 million, representing approximately 32.6% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

Our Euro-denominated revenue represents one of our largest single currency risks. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, generally have a positive effect on our operating income. As we continue to expand our operations in China, we have been increasingly exposed to currency risk related to our CNY-denominated revenue. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. The following table presents the USD impact to reported operating income related to a hypothetical positive and negative 10% exchange rate fluctuation in the value of the U.S. Dollar relative to both the EUR and CNY (annual amounts):

(in thousands)	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income:
EUR	$5,300	$(5,300)
CNY	$(8,000)	$8,000

During the three and six months ended June 30, 2019, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands, except basis points):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Currency Impact to Reported Amounts		Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$(4,671)	(1.8)%	$(9,460)	(1.9)%
Cost of Sales	$(1,867)	(1.3)%	$(2,906)	(1.0)%
Gross Profit (1)	$(2,804)	(2.4)%	$(6,554)	(2.9)%
(1) Represents approximately 29 basis points decrease and 48 basis points increase in gross margin percentage for the three and six months ended June 30, 2019, respectively

The impact to sales for the three and six months ended June 30, 2019 was primarily a result of unfavorable impacts due to sales denominated in EUR, CNY, AUD, BRL and GBP. The impact to cost of sales was primarily a result of favorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR, MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN, and AUD fluctuations on our manufacturing costs from our facility in Melbourne, Australia.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of June 30, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	3,430
Brazilian Real	BRL	1,080
Canadian Dollar	CAD	4,330
Swiss Franc	CHF	1,970
Chinese Renminbi	CNY	166,500
Danish Krone	DKK	18,175
Euro	EUR	22,600
British Pound	GBP	4,820
Japanese Yen	JPY	1,335,000
Korea Won	KRW	4,475,000
Mexican Peso	MXN	296,500
Norwegian Krone	NOK	6,000
Swedish Krona	SEK	29,210

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2019, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	13,788
Brazilian Real	BRL	9,000
Canadian Dollar	CAD	2,652
Swiss Franc	CHF	643
Chinese Renminbi	CNY	85,226
Danish Krone	DKK	2,544
Euro	EUR	11,717
British Pound	GBP	5,653
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	1,445,574
Korean Won	KRW	6,000,000
Mexican Peso	MXN	25,000
Norwegian Krone	NOK	3,180
Swedish Krona	SEK	17,154
Singapore Dollar	SGD	1,676
South African Rand	ZAR	37,800

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our condensed consolidated financial statements, as of June 30, 2019, we had outstanding borrowings of approximately $400.5 million under the Second Amended Credit Agreement. Our earnings and after-tax cash flow are affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of June 30, 2019 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.3 million annually for each one percentage point change in the average interest rate under these borrowings.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 15 “Commitments and Contingencies” set forth in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS
In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2018 Form 10-K, as well as the amended and updated risk factor included below (which replaces the equivalent risk factor disclosed in Part I, Item 1A. "Risk Factors" of the 2018 Form 10-K). Such risk factors could materially affect our business, financial condition or future results. The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

We have entered into a Third Amended and Restated Credit Agreement (as amended to date, the "Third Amended Credit Agreement"), with Wells Fargo Bank, National Association as administrative agent, swingline lender and a lender, and Wells Fargo Securities, LLC, BOFA Securities, Inc. and HSBC Bank USA, National Association, as joint lead arrangers and joint bookrunners. In addition, Bank of America, N.A., U.S. Bank, National Association, and HSBC Bank USA, National Association, are parties to the Third Amended Credit Agreement as lenders. The Third Amended Credit Agreement amends and restates in its entirety our previously outstanding Second Amended and Restated Credit Agreement and all amendments thereto.  The Third Amended Credit Agreement contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity, payment of dividends and certain distributions and entry into related party transactions.

We have pledged substantially all of our assets as collateral for the Third Amended Credit Agreement. Our breach of any covenant in the Third Amended Credit Agreement, not otherwise cured, waived or amended, could result in a default under that agreement and could trigger acceleration of the underlying obligations. Any default under the Third Amended Credit Agreement could adversely affect our ability to service our debt and to fund our planned capital expenditures and ongoing operations. The administrative agent, joint lead arrangers, joint bookrunners and lenders under the Third Amended Credit Agreement have available to them the remedies typically available to lenders and secured parties, including the ability to foreclose on the collateral we have pledged. It could lead to an acceleration of indebtedness and foreclosure on our assets.

As currently amended, the Third Amended Credit Agreement provides for potential borrowings of up to $750 million. Such increased borrowing limits may make it more difficult for us to comply with leverage ratios and other restrictive covenants in the Third Amended Credit Agreement.  We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payment obligations associated with this increased indebtedness.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
10.1	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(K) Plan

10.2	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(K) Plan

10.3	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(K) Plan

10.4	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(K) Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the quarterly report on Form 10-Q of Merit Medical Systems, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.
REGISTRANT

Date: August 9, 2019	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 9, 2019	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer