Form 10-Q
period 2019-09-30
MERIT MEDICAL SYSTEMS INC
filed 2019-11-08
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,208,840
Title or class	Number of Shares Outstanding at November 5, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In thousands)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$37,315	$67,359
Trade receivables — net of allowance for uncollectible accounts — 2019 — $2,848 and 2018 — $2,355	144,683	137,174
Other receivables	11,751	11,879
Inventories	216,766	197,536
Prepaid expenses and other current assets	17,610	11,326
Prepaid income taxes	3,611	3,627
Income tax refund receivables	9,566	933

Total current assets	441,302	429,834

PROPERTY AND EQUIPMENT:
Land and land improvements	27,412	26,801
Buildings	152,782	151,251
Manufacturing equipment	234,121	221,029
Furniture and fixtures	59,487	54,765
Leasehold improvements	36,992	33,678
Construction-in-progress	85,703	53,491

Total property and equipment	596,497	541,015

Less accumulated depreciation	(229,596)	(209,563)

Property and equipment — net	366,901	331,452

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization —2019 — $137,551 and 2018 — $102,357	390,796	383,147
Other — net of accumulated amortization — 2019 — $62,378 and 2018 — $49,136	68,111	79,566
Goodwill	352,158	335,433
Deferred income tax assets	2,944	3,001
Right-of-use operating lease assets	79,757	—
Other assets	59,735	57,579

Total other assets	953,501	858,726

TOTAL	$1,761,704	$1,620,012

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In thousands)

	September 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$52,387	$54,024
Accrued expenses	80,486	96,173
Current portion of long-term debt	7,500	22,000
Short-term operating lease liabilities	11,652	—
Income taxes payable	1,188	3,146

Total current liabilities	153,213	175,343

LONG-TERM DEBT	432,456	373,152

DEFERRED INCOME TAX LIABILITIES	58,290	56,363

LONG-TERM INCOME TAXES PAYABLE	392	392

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	3,013	3,013

DEFERRED COMPENSATION PAYABLE	13,497	11,219

DEFERRED CREDITS	2,157	2,261

LONG-TERM OPERATING LEASE LIABILITIES	72,056	—

OTHER LONG-TERM OBLIGATIONS	77,389	65,494

Total liabilities	812,463	687,237

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, 14 and 15)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued	—	—
Common stock, no par value; shares authorized — 2019 and 2018 - 100,000; issued and outstanding as of September 30, 2019 - 55,208 and December 31, 2018 - 54,893	584,161	571,383
Retained earnings	373,174	363,425
Accumulated other comprehensive loss	(8,094)	(2,033)

Total stockholders’ equity	949,241	932,775

TOTAL	$1,761,704	$1,620,012

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET SALES	$243,049	$221,659	$736,930	$649,504

COST OF SALES	138,913	119,620	416,194	359,400

GROSS PROFIT	104,136	102,039	320,736	290,104

OPERATING EXPENSES:
Selling, general and administrative	86,936	66,382	245,183	200,389
Research and development	16,987	14,525	49,361	44,163
Intangible asset impairment charge	2,702	657	3,250	657
Contingent consideration expense (benefit)	392	(661)	3,573	(442)
Acquired in-process research and development	—	75	525	382

Total operating expenses	107,017	80,978	301,892	245,149

INCOME (LOSS) FROM OPERATIONS	(2,881)	21,061	18,844	44,955

OTHER INCOME (EXPENSE):
Interest income	328	359	1,027	847
Interest expense	(3,415)	(2,329)	(9,295)	(8,064)
Other income (expense) - net	278	294	(421)	(429)

Total other expense — net	(2,809)	(1,676)	(8,689)	(7,646)

INCOME (LOSS) BEFORE INCOME TAXES	(5,690)	19,385	10,155	37,309

INCOME TAX EXPENSE (BENEFIT)	(2,292)	2,766	499	4,481

NET INCOME (LOSS)	$(3,398)	$16,619	$9,656	$32,828

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$0.31	$0.18	$0.64

Diluted	$(0.06)	$0.30	$0.17	$0.62

AVERAGE COMMON SHARES:
Basic	55,152	53,431	55,029	51,434

Diluted	55,152	55,103	56,393	53,096

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(3,398)	$16,619	$9,656	$32,828
Other comprehensive income (loss):
Cash flow hedges	(207)	667	(3,938)	3,541
Income tax benefit (expense)	53	(172)	1,014	(910)
Foreign currency translation adjustment	(2,779)	(1,637)	(3,120)	(3,241)
Income tax benefit (expense)	(14)	—	(17)	—
Total other comprehensive (loss)	(2,947)	(1,142)	(6,061)	(610)
Total comprehensive income (loss)	$(6,345)	$15,477	$3,595	$32,218

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Loss
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)
Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plan	432	7	432
BALANCE — March 31, 2019	940,111	54,995	574,946	369,713	(4,548)
Net income	6,859			6,859
Other comprehensive loss	(599)				(599)
Stock-based compensation expense	2,523		2,523
Options exercised	1,441	78	1,441
Issuance of common stock under Employee Stock Purchase Plan	340	6	340
BALANCE — June 30, 2019	950,675	55,079	579,250	376,572	(5,147)
Net loss	(3,398)			(3,398)
Other comprehensive loss	(2,947)				(2,947)
Stock-based compensation expense	2,626		2,626
Options exercised	2,037	120	2,037
Issuance of common stock under Employee Stock Purchase Plan	341	12	341
Shares surrendered in exchange for exercise of stock options	(93)	(3)	(93)
BALANCE — September 30, 2019	$949,241	55,208	$584,161	$373,174	$(8,094)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2018	$676,334	50,248	$353,392	$321,408	$1,534
Net income	5,269			5,269
Other comprehensive income	4,072				4,072
Stock-based compensation expense	1,256		1,256
Options exercised	1,286	91	1,286
Issuance of common stock under Employee Stock Purchase Plan	294	7	294
BALANCE — March 31, 2018	688,511	50,346	356,228	326,677	5,606
Net income	10,941			10,941
Other comprehensive loss	(3,540)				(3,540)
Stock-based compensation expense	1,565		1,565
Options exercised	5,307	357	5,307
Issuance of common stock under Employee Stock Purchase Plan	220	4	220
Shares surrendered in exchange for payment of payroll tax liabilities	(2,065)	(40)	(2,065)
Shares surrendered in exchange for exercise of stock options	(1,685)	(32)	(1,685)
BALANCE — June 30, 2018	699,254	50,635	359,570	337,618	2,066
Net income	16,619			16,619
Other comprehensive loss	(1,142)				(1,142)
Stock-based compensation expense	1,673		1,673
Options exercised	2,624	158	2,624
Issuance of common stock under Employee Stock Purchase Plan	282	5	282
Issuance of common stock, net of offering costs	205,030	4,025	205,030
Shares surrendered in exchange for payment of payroll tax liabilities	(551)	(10)	(551)
Shares surrendered in exchange for exercise of stock options	(577)	(11)	(577)
BALANCE — September 30, 2018	$923,211	54,802	$568,051	$354,236	$924

Note: Retained earnings and total equity do not total for the nine months ended September 30, 2018 due to the rounding of net income in previously reported periods.

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,656	$32,828

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,507	50,436
Loss on sales and/or abandonment of property and equipment	637	425
Amortization of right-of-use operating lease assets	9,226	—
Write-off of patents and intangible assets	3,492	744
Acquired in-process research and development	525	382
Amortization of deferred credits	(104)	(106)
Amortization of long-term debt issuance costs	570	603
Stock-based compensation expense	6,915	4,494
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	(6,786)	(25,482)
Other receivables	72	255
Inventories	(19,302)	(19,375)
Prepaid expenses and other current assets	(3,859)	(2,719)
Prepaid income taxes	—	(120)
Income tax refund receivables	(8,680)	134
Other assets	(3,832)	(1,370)
Trade payables	(3,775)	15,936
Accrued expenses	66	7,707
Income taxes payable	(928)	(1,528)
Deferred compensation payable	2,276	994
Operating lease liabilities	(8,956)	—
Other long-term obligations	5,184	(1,381)

Total adjustments	41,248	30,029

Net cash provided by operating activities	50,904	62,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(58,104)	(47,024)
Intangible assets	(2,560)	(2,234)
Proceeds from the sale of property and equipment	262	7
Issuance of note receivable	—	(10,750)
Cash paid in acquisitions, net of cash acquired	(53,512)	(122,770)

Net cash used in investing activities	(113,914)	(182,771)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$5,863	$213,276
Offering costs	—	(366)
Proceeds from issuance of long-term debt	194,477	380,825
Payments on long-term debt	(149,477)	(450,575)
Long-term debt issuance costs	(1,479)	—
Contingent payments related to acquisitions	(15,684)	(184)
Payment of taxes related to an exchange of common stock	—	(2,616)

Net cash provided by financing activities	33,700	140,360

EFFECT OF EXCHANGE RATES ON CASH	(734)	(827)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,044)	19,619

CASH AND CASH EQUIVALENTS:
Beginning of period	67,359	32,336

End of period	$37,315	$51,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $896 and $468, respectively)	$9,319	$8,018

Income taxes	$10,071	$6,069

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$7,481	$3,058

Acquisition purchases in accrued expenses and other long-term obligations	$9,583	$—

Merit common stock surrendered (3 and 43 shares, respectively) in exchange for exercise of stock options	$93	$2,262

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$7,431	$—

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2019 and 2018 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2019 and December 31, 2018, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three and nine-month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results for a full-year period. Within the financial statements and tables presented, certain columns and rows may not total due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2018 Form 10-K") for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019.

2.   Inventories. Inventories at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$126,699	$117,703
Work-in-process	24,368	14,380
Raw materials	65,699	65,453
Total Inventories	$216,766	$197,536

3.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$346	$241	$953	$657
Research and development	277	141	750	412
Selling, general and administrative	2,003	1,291	5,212	3,425
Stock-based compensation expense before taxes	$2,626	$1,673	$6,915	$4,494

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $30.8 million and was expected to be recognized over a weighted average period of 3.13 years.

During the three and nine months ended September 30, 2019, we granted stock-based awards representing approximately 107,000 and 1.2 million shares of our common stock, respectively. During the three and nine-month periods ended September 30, 2018, we granted stock-based awards representing 0 and 692,002 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the

Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
	2019	2018
Risk-free interest rate	1.39% - 2.56%	2.63% - 2.77%
Expected option term	3 - 5 years	5.0 years
Expected dividend yield	—	—
Expected price volatility	28.66% - 35.79%	34.06% - 34.32%

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

4.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(3,398)	$16,619	$9,656	$32,828
Average common shares outstanding	55,152	53,431	55,029	51,434
Basic EPS	$(0.06)	$0.31	$0.18	$0.64

Average common shares outstanding	55,152	53,431	55,029	51,434
Effect of dilutive stock options	—	1,672	1,364	1,662
Total potential shares outstanding	55,152	55,103	56,393	53,096
Diluted EPS	$(0.06)	$0.30	$0.17	$0.62

Stock options excluded as the impact was anti-dilutive	4,299	667	1,361	462

5.   Acquisitions. On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical Products Limited, a UK private company engaged in the manufacture, distribution and sale of pharmaceutical sclerotherapy products (“STD Pharmaceutical”). The purchase consideration consisted of an upfront payment of approximately $13.7 million. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the STD

Pharmaceutical acquisition, which were included in selling, general and administrative expenses, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$200
Inventories	843
Prepaid expenses and other assets	49
Intangibles
Developed technology	10,148
Goodwill	4,390
Total assets acquired	15,630

Liabilities Assumed
Trade payables	(53)
Accrued expenses	(29)
Deferred income tax liabilities	(1,875)
Total liabilities assumed	(1,957)

Total net assets acquired	$13,673

We are amortizing the developed technology intangible asset acquired from STD Pharmaceutical over 12 years.

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

	Preliminary Allocation	Adjustments (1)	Revised Preliminary Allocation
Assets Acquired
Trade receivables	$94	$(39)	$55
Inventories	349	—	349
Property and equipment	409	—	409
Other long-term assets	30	—	30
Intangibles
Developed technology	31,680	280	31,960
Customer lists	83	—	83
Trademarks	250	—	250
Goodwill	16,950	959	17,909
Total assets acquired	49,845	1,200	51,045

Liabilities Assumed
Trade payables	(58)	—	(58)
Accrued expenses	(261)	—	(261)
Other long-term obligations	(1,522)	—	(1,522)
Deferred income tax liabilities	(4,590)	—	(4,590)
Total liabilities assumed	(6,431)	—	(6,431)

Total net assets acquired	$43,414	$1,200	$44,614

(1) Amounts represent adjustments to the preliminary purchase price allocation first presented in our June 30, 2019 Form 10-Q resulting from our ongoing activities, including reassessment of the assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition. The larger adjustments primarily relate to the valuation of contingent consideration and intangible assets acquired.

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

On December 14, 2018, we consummated an acquisition transaction contemplated by an asset purchase agreement with Vascular Insights, LLC and VI Management, Inc. (combined "Vascular Insights") and acquired Vascular Insights’ intellectual property rights, inventory and certain other assets, including the ClariVein® IC system and the ClariVein OC system. The ClariVein systems are specialty infusion and occlusion catheter systems with rotating wire tips designed for the controlled 360-degree dispersion of physician-specified agents to the targeted treatment area. We accounted for this acquisition as a business combination. The purchase consideration included an upfront payment of $40 million and a final working capital adjustment of approximately $15,000 paid in the third quarter of 2019. We are also obligated to pay up to an additional $20 million based on achieving certain revenue milestones specified in the asset purchase agreement. The sales and results of operations related to this acquisition have been included in our cardiovascular segment. During the three and nine-month periods ended September 30, 2019, net sales of products acquired from Vascular Insights were approximately $2.0 million and $5.2 million, respectively. It is not practical to separately report earnings related to the products acquired from Vascular Insights, as we cannot split out sales costs related solely to the products we acquired from Vascular Insights, principally because our sales representatives sell multiple products (including the products we acquired from Vascular Insights) in our cardiovascular business segment. Acquisition-related costs associated with the Vascular Insights acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Inventories	$1,353
Intangibles
Developed technology	32,750
Customer list	840
Trademarks	1,410
Goodwill	21,832

Total net assets acquired	$58,185

We are amortizing the developed technology intangible asset acquired from Vascular Insights over 12 years, the related trademarks over nine years and the customer list on an accelerated basis over eight years. The total weighted-average amortization period for these acquired intangible assets is approximately 11.8 years.

On November 13, 2018, we consummated an acquisition transaction contemplated by a merger agreement to acquire Cianna Medical, Inc. ("Cianna Medical"). The purchase consideration consisted of an upfront payment of $135 million plus a final working capital adjustment of approximately $1.2 million in cash, with earn-out payments of $15 million for achievement of supply chain and scalability metrics paid in the third quarter of 2019 and potential payments up to an additional $50 million for the achievement of sales milestones specified in the merger agreement. Cianna Medical developed the first non-radioactive, wire-free breast cancer localization system. Its SCOUT® and SAVI® Brachy technologies are FDA-cleared and address unmet needs in the delivery of radiation therapy, tumor localization and surgical guidance. We accounted for this acquisition as a business combination. During the three and nine-month periods ended September 30, 2019, net sales of Cianna Medical products were approximately $11.6 million and $35.7 million, respectively. It is not practical to separately report earnings related to the products acquired from Cianna Medical, as we cannot split out sales costs related solely to the products we acquired from Cianna Medical, principally because our sales representatives sell multiple products (including the products we acquired from Cianna Medical) in our cardiovascular segment. Acquisition-related costs associated with the Cianna Medical acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $3.5 million. The following table summarizes the preliminary purchase price allocated to the net assets acquired from Cianna Medical (in thousands):

	Preliminary Allocation	Adjustments (1)	Revised Preliminary Allocation
Assets Acquired
Trade receivables	$6,151	$—	$6,151
Inventories	5,803	—	5,803
Prepaid expenses and other current assets	315	—	315
Property and equipment	1,047	—	1,047
Other long-term assets	14	—	14
Intangibles
Developed technology	134,510	—	134,510
Customer lists	3,330	—	3,330
Trademarks	7,080	—	7,080
Goodwill	65,885	(4,506)	61,379
Total assets acquired	224,135	(4,506)	219,629

Liabilities Assumed
Trade payables	(1,497)	—	(1,497)
Accrued expenses	(2,384)	—	(2,384)
Other long-term liabilities	(1,527)	—	(1,527)
Deferred income tax liabilities	(30,363)	4,423	(25,940)
Total liabilities assumed	(35,771)	4,423	(31,348)

Total net assets acquired	$188,364	$(83)	$188,281

(1) Amounts represent adjustments to the preliminary purchase price allocation first presented in our December 31, 2018 Form 10-K resulting from our ongoing activities, including reassessment of the assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition.

We are amortizing the developed technology intangible assets of Cianna Medical over 11 years, the related trademarks over ten years and the customer lists on an accelerated basis over eight years. The total weighted-average amortization period for these acquired intangible assets is approximately 10.7 years.

On May 23, 2018, we entered into an asset purchase agreement with DirectACCESS Medical, LLC (“DirectACCESS”) to acquire its assets, including certain product distribution agreements for the FirstChoice™ Ultra-High-Pressure PTA Balloon Catheter. We accounted for this acquisition as a business combination. The purchase price for the assets was approximately $7.3 million. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the DirectACCESS acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were not material. The purchase price was allocated as follows (in thousands):

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

On February 14, 2018, we acquired certain divested assets from Becton, Dickinson and Company ("BD"), for an aggregate purchase price of $100.3 million. We also recorded a contingent consideration liability of $1.6 million related to milestone payments payable pursuant to the terms of an acquired contract with Sontina Medical LLC. The assets acquired include the soft tissue core needle biopsy products sold under the tradenames of Achieve® Programmable Automatic Biopsy System, Temno® Biopsy System and Tru-Cut® Biopsy Needles, as well as the Aspira® Pleural Effusion Drainage Kits, and the Aspira Peritoneal Drainage System. We accounted for this acquisition as a business combination. During the three and nine-month periods ended September 30, 2019, our net sales of BD products were approximately $12.5 million and $35.9 million, respectively. It is not practical to separately report earnings related to the products acquired from BD, as we cannot split out sales costs related solely to the products we acquired from BD, principally because our sales representatives sell multiple products (including the products we acquired from BD) in our cardiovascular segment. Acquisition-related costs associated with the BD acquisition, which were included in selling, general and administrative expenses during the year ended December 31, 2018, were approximately $1.8 million. The following table summarizes the purchase price allocated to the assets acquired from BD (in thousands):

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

The following table summarizes our consolidated results of operations for the three and nine-month periods ended September 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$221,659	$234,751	$649,504	$687,203
Net income	16,619	11,335	32,828	16,496
Earnings per common share:
Basic	$0.31	$0.21	$0.64	$0.32
Diluted	$0.30	$0.21	$0.62	$0.31
*

The pro forma results for the three and nine-month periods ended September 30, 2019 are not included in the table above because the operating results for the Cianna Medical and Vascular Insights acquisitions were included in our consolidated statements of income for these periods.

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if the acquisition of Cianna Medical and Vascular Insights had occurred on January 1, 2017, or results that may be obtained in any future period. The pro forma consolidated results of operations do not include the acquisition of assets from BD because it was deemed impracticable to obtain information to determine net income associated with the acquired product lines which represent a small product line of a large, consolidated company without standalone financial information. The pro forma consolidated results of operations do not include the STD Pharmaceutical, Brightwater or DirectACCESS acquisitions, as we do not deem the pro forma effect of these transactions to be material.

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

The following tables present revenue from contracts with customers for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$55,816	$40,510	$96,326	$52,173	$38,802	$90,975
Cianna Medical	11,544	94	11,638	—	—	—
Custom kits and procedure trays	23,115	10,857	33,972	23,199	9,896	33,095
Inflation devices	8,156	14,027	22,183	7,819	15,074	22,893
Catheters	20,262	24,164	44,426	18,081	22,510	40,591
Embolization devices	5,254	7,079	12,333	5,145	7,250	12,395
CRM/EP	11,524	2,024	13,548	10,462	1,739	12,201
Total	135,671	98,755	234,426	116,879	95,271	212,150

Endoscopy
Endoscopy devices	8,340	283	8,623	9,229	280	9,509

Total	$144,011	$99,038	$243,049	$126,108	$95,551	$221,659

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	United States	International	Total	United States	International	Total
Cardiovascular
Stand-alone devices	$165,121	$130,154	$295,275	$147,125	$119,592	$266,717
Cianna Medical	35,622	101	35,723	—	—	—
Custom kits and procedure trays	68,292	32,965	101,257	69,184	31,175	100,359
Inflation devices	24,475	44,040	68,515	23,647	45,970	69,617
Catheters	60,370	72,439	132,809	50,055	63,775	113,830
Embolization devices	15,234	22,934	38,168	15,272	22,434	37,706
CRM/EP	33,157	6,666	39,823	31,058	5,105	36,163
Total	402,271	309,299	711,570	336,341	288,051	624,392

Endoscopy
Endoscopy devices	24,459	901	25,360	24,269	843	25,112

Total	$426,730	$310,200	$736,930	$360,610	$288,894	$649,504

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales
Cardiovascular	$234,426	$212,150	$711,570	$624,392
Endoscopy	8,623	9,509	25,360	25,112
Total net sales	243,049	221,659	736,930	649,504

Operating Income (Loss)
Cardiovascular	(6,210)	18,199	11,263	37,263
Endoscopy	3,329	2,862	7,581	7,692
Total operating income (loss)	(2,881)	21,061	18,844	44,955

Total other expense - net	(2,809)	(1,676)	(8,689)	(7,646)

Income tax expense (benefit)	(2,292)	2,766	499	4,481

Net income (loss)	$(3,398)	$16,619	$9,656	$32,828

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

9.   Income Taxes. Our overall effective tax rate for the three months ended September 30, 2019 and 2018 was 40.3% and 14.3%, respectively, which resulted in income tax expense (benefit) of approximately $(2.3) million and $2.8 million, respectively. Our overall effective tax rate for the nine months ended September 30, 2019 and 2018 was 4.9% and 12.0%, respectively, which resulted in a provision for income taxes of approximately $0.5 million and $4.5 million, respectively. The income tax benefit and corresponding increase in the effective tax rate for the three-month period ended September 30, 2019, when compared to the prior-year period, was primarily due to a pre-tax loss during the period, as well as a change in the jurisdictional mix of earnings. The decrease in the effective tax rate for the nine-month period ended September 30, 2019, when compared to the prior-year period, was primarily the result of discrete items in the current-year period, which generated a greater tax benefit due to lower pre-tax income.

10.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term Loans	$150,000	$72,500
Revolving credit loans	290,500	316,000
Collateralized debt facility	—	7,000
Less unamortized debt issuance costs	(544)	(348)
Total long-term debt	439,956	395,152
Less current portion	7,500	22,000
Long-term portion	$432,456	$373,152

Third Amended and Restated Credit Agreement

On July 31, 2019, we entered into a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"), with Wells Fargo Bank, National Association, as administrative agent and a lender, and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank National Association as co-syndication agents. In addition, Bank of America, N.A., HSBC Bank USA, National Association, U.S. Bank, National Association, BMO Harris Bank, N.A., and MUFG Union Bank, Ltd. are parties to the Third Amended Credit Agreement as lenders. The Third Amended Credit Agreement amends and restates in its entirety our previously outstanding Second Amended and Restated Credit Agreement and all amendments thereto.

The Third Amended Credit Agreement provides for a term loan of $150 million and a revolving credit commitment up to an aggregate amount of $600 million, inclusive of sub-facilities for multicurrency borrowings, standby letters of credit and swingline loans. On July 31, 2024, all principal, interest and other amounts outstanding under the Third Amended Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all term loans and revolving credit loans in whole or in part, without premium or penalty, other than breakage fees (as defined in the Third Amended Credit Agreement).

Revolving credit loans denominated in dollars and term loans made under the Third Amended Credit Agreement bear interest, at our election, at either the Base Rate or the Eurocurrency Rate (as such terms are defined in the Third Amended Credit Agreement) plus the Applicable Margin (as defined in the Third Amended Credit Agreement).  Revolving credit loans denominated in an Alternative Currency (as defined in the Third Amended Credit Agreement) bear interest at the Eurocurrency Rate plus the Applicable Margin.  Swingline loans bear interest at the Base Rate plus the Applicable Margin (as defined in the Third Amended Credit Agreement). Interest on each loan featuring the Base Rate is due and payable on the last business day of each calendar quarter commencing September 30, 2019; interest on each loan featuring the Eurocurrency Rate is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

The Third Amended Credit Agreement is collateralized by substantially all our assets. The Third Amended Credit Agreement contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Third Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)	4.0 to 1.0
Consolidated Interest Coverage Ratio (2)	3.0 to 1.0
Facility Capital Expenditures (3)	$50 million
(1)	Maximum Consolidated Total Net Leverage Ratio (as defined in the Third Amended Credit Agreement) as of any fiscal quarter end.
(2)	Minimum ratio of Consolidated EBITDA (as defined in the Third Amended Credit Agreement and adjusted for certain expenditures) to Consolidated interest expense (as defined in the Third Amended Credit Agreement) for any period of four consecutive fiscal quarters.
(3)	Maximum level of the aggregate amount of all Facility Capital Expenditures (as defined in the Third Amended Credit Agreement) in any fiscal year.

As of September 30, 2019, we believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement.

As of September 30, 2019, we had outstanding borrowings of approximately $440.5 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $191.1 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2019 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap (see Note 11) and a variable floating rate of 3.29% on $265.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million.

Future Payments

Future minimum principal payments on our long-term debt as of September 30, 2019, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2019	$1,875
2020	7,500
2021	7,500
2022	8,438
2023	11,250
2024	403,937
Total future minimum principal payments	$440,500

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

Interest Rate Risk. A portion of our debt bears interest at variable interest rates and, therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Third Amended Credit Agreement that is solely due to changes in the benchmark interest rate.

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

At September 30, 2019 and December 31, 2018, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at September 30, 2019 was an asset of approximately $1.2 million, which was partially offset by approximately $0.3 million in deferred taxes. The fair value of our interest rate swap at December 31, 2018 was an asset of approximately $5.8 million, which was offset by approximately $1.5 million in deferred taxes.

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

Derivative Instruments Designated as Cash Flow Hedges

We enter into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the associated foreign currencies. We enter into approximately 150 cash flow foreign currency hedges every month. As of September 30, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	5,930
Brazilian Real	BRL	7,830
Canadian Dollar	CAD	6,495
Swiss Franc	CHF	3,780
Chinese Renminbi	CNY	408,000
Danish Krone	DKK	32,225
Euro	EUR	33,150
British Pound	GBP	7,315
Japanese Yen	JPY	1,190,000
Korean Won	KRW	7,000,000
Mexican Peso	MXN	453,500
Norwegian Krone	NOK	14,050
Swedish Krona	SEK	43,450

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of September 30, 2019, we had entered into foreign currency forward contracts related to those balance sheet accounts, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	12,695
Brazilian Real	BRL	13,000
Canadian Dollar	CAD	1,795
Swiss Franc	CHF	739
Chinese Renminbi	CNY	69,069
Danish Krone	DKK	4,072
Euro	EUR	1,225
British Pound	GBP	6,982
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	1,380,856
Korean Won	KRW	7,343,000
Mexican Peso	MXN	35,000
Norwegian Krone	NOK	2,999
Swedish Krona	SEK	12,647
Singapore Dollar	SGD	600
South African Rand	ZAR	40,218

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2019 and December 31, 2018, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative instruments designated as hedging instruments
Assets
Interest rate swap	Other assets (long-term)	$1,201	$5,772
Foreign currency forward contracts	Prepaid expenses and other assets	1,821	613
Foreign currency forward contracts	Other assets (long-term)	496	151

Liabilities
Foreign currency forward contracts	Accrued expenses	(1,262)	(711)
Foreign currency forward contracts	Other long-term obligations	(333)	(101)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$541	$814
Liabilities
Foreign currency forward contracts	Accrued expenses	(505)	(796)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements of		Amount of Gain/(Loss)
	recognized in OCI			Income		reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018		2019	2018	2019	2018
Derivative instrument			Location in statements of income
Interest rate swap	$(186)	$664	Interest expense	$(3,415)	$(2,329)	$520	$428
Foreign currency forward contracts	505	543	Revenue	243,049	221,659	118	86
			Cost of sales	(138,913)	(119,620)	(112)	26

	Amount of Gain/(Loss)			Consolidated Statements of		Amount of Gain/(Loss)
	recognized in OCI			Income		reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018		2019	2018	2019	2018
Derivative instrument			Location in statements of income
Interest rate swap	(2,855)	$3,532	Interest expense	(9,295)	(8,064)	$1,716	$998
Foreign currency forward contracts	555	1,112	Revenue	736,930	649,504	220	(299)
			Cost of sales	(416,194)	(359,400)	(298)	404

As of September 30, 2019, approximately $(467,000), or $(347,000) after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2019, approximately $933,000, or $693,000 after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense)	$2,402	$1,143	$1,647	$3,181

12.   Fair Value Measurements. Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contract (1)	$1,201	$—	$1,201	$—
Foreign currency contract assets, current and long-term (2)	$2,858	$—	$2,858	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,100)	$—	$(2,100)	$—
Contingent receivable asset	$506	$—	$—	$506
Contingent consideration liabilities	$(79,608)	$—	$—	$(79,608)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Interest rate contract (1)	$5,772	$—	$5,772	$—
Foreign currency contract assets, current and long-term (2)	$1,578	$—	$1,578	$—
Foreign currency contract liabilities, current and long-term (3)	$(1,608)	$—	$(1,608)	$—
Contingent receivable asset	$607	$—	$—	$607
Contingent consideration liabilities	$(82,236)	$—	$—	$(82,236)
(1)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is recorded as other assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. See Note 5 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$93,204	$10,912	$82,236	$10,956
Contingent consideration liability recorded as the result of acquisitions (see Note 5)	1,203	—	9,583	—
Fair value adjustments recorded to income	273	(828)	3,473	(741)
Contingent payments made	(15,072)	(53)	(15,684)	(184)
Ending balance	$79,608	$10,031	$79,608	$10,031

As of September 30, 2019, approximately $72.5 million in contingent consideration liability was included in other long-term obligations and approximately $7.1 million was included in accrued expenses in our consolidated balance sheet. As of December 31, 2018, approximately $58.5 million in contingent consideration liability was included in other long-term obligations and $23.8 million was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold a cost method investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset, which as of September 30, 2019 and December 31, 2018 had a value of approximately $506,000 and $607,000, respectively, recorded as a current asset in other receivables in our consolidated balance sheets. We record any changes in fair value to operating expenses as part of our cardiovascular segment in our consolidated statements of income. During the three and nine-month periods ended September 30, 2019, we recorded a loss on the contingent receivable of approximately $(119,000) and $(101,000), respectively. During the three and nine-month periods ended September 30, 2018, we recorded a loss of approximately $(167,000) and $(299,000), respectively and received payments of approximately $0 and $153,000, respectively related to the contingent receivable.

The recurring Level 3 measurement of our contingent consideration liability and contingent receivable included the following significant unobservable inputs at September 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair value at
	September 30,	Valuation
Contingent consideration asset or liability	2019	technique	Unobservable inputs	Range
Revenue-based royalty payments contingent liability	$8,916	Discounted cash flow	Discount rate	13% - 25%
			Projected year of payments	2019-2034

Revenue milestones contingent liability	$67,807	Monte Carlo simulation	Discount rate	13% - 15%
			Projected year of payments	2019-2022

Regulatory approval contingent liability	$2,885	Scenario-based method	Discount rate	3.9%
			Probability of milestone payment	65%
			Projected year of payment	2022

Contingent receivable asset	$506	Discounted cash flow	Discount rate	0%
			Probability of milestone payment	100%
			Projected year of payments	2020

	Fair value at
	December 31,	Valuation
Contingent consideration asset or liability	2018	technique	Unobservable inputs	Range
Revenue-based royalty payments contingent liability	$10,661	Discounted cash flow	Discount rate	9.9% - 25%
			Projected year of payments	2018-2037

Supply chain milestone contingent liability	$13,593	Discounted cash flow	Discount rate	5.3%
			Probability of milestone payment	95%
			Projected year of payments	2019

Revenue milestones contingent liability	$57,982	Discounted cash flow	Discount rate	3.3% - 13%
			Projected year of payments	2019-2023

Contingent receivable asset	$607	Discounted cash flow	Discount rate	10%
			Probability of milestone payment	67%
			Projected year of payments	2019

The contingent consideration liability and contingent receivable are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement. An increase (decrease) in the probability of any milestone payment may result in higher (lower) fair value measurements. Our determination of the fair value of the contingent consideration liability and contingent receivable could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, intangible assets and goodwill in connection with impairment evaluations. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three and nine-month periods ended September 30, 2019, we recorded impairment charges of approximately $2.7 million and $3.3 million, respectively, related to certain acquired intangible assets (see Note 13). In addition, during the three and nine-month periods ended September 30, 2019, we had losses of approximately $196,000 and $829,000, compared to losses of approximately $0 and $86,000, respectively, for the three and nine-month periods ended September 30, 2018, related to the measurement of other non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13.   Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2019 were as follows (in thousands):

2019
Goodwill balance at January 1	$335,433
Effect of foreign exchange	(1,069)
Additions and adjustments as the result of acquisitions	17,794
Goodwill balance at September 30	$352,158

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of September 30, 2019 and December 31, 2018. We did not have any goodwill impairments for the nine-month periods ended September 30, 2019 and 2018. The total goodwill balance as of September 30, 2019 and December 31, 2018, was related to our cardiovascular segment.

Other intangible assets at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$21,938	$(6,449)	$15,489
Distribution agreements	8,012	(6,537)	1,475
License agreements	26,975	(12,226)	14,749
Trademarks	30,232	(8,743)	21,489
Covenants not to compete	1,029	(1,023)	6
Customer lists	39,803	(27,400)	12,403
In-process technology	2,500	—	2,500

Total	$130,489	$(62,378)	$68,111

	December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$19,378	$(5,012)	$14,366
Distribution agreements	8,012	(5,766)	2,246
License agreements	26,930	(7,411)	19,519
Trademarks	29,998	(6,586)	23,412
Covenants not to compete	1,028	(1,000)	28
Customer lists	39,936	(23,361)	16,575
In-process technology	3,420	—	3,420

Total	$128,702	$(49,136)	$79,566

Aggregate amortization expense for the three and nine-month periods ended September 30, 2019 was approximately $15.5 million and $45.2 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2018 was approximately $10.5 million and $29.4 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We compare the carrying value of the amortizing intangible assets acquired to the undiscounted cash flows expected to result from the asset group and determine whether the carrying amount is recoverable. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We identified indicators of impairment associated with certain acquired intangible assets in our cardiovascular segment based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment was slower than anticipated sales growth in the acquired products and uncertainty about future product development and commercialization associated with the acquired technologies.

During the nine months ended September 30, 2019, we recorded impairment charges related to our amortizing intangible assets of approximately $869,000 from our July 2015 acquisition of certain assets from Distal Access, LLC, $548,000 from our June 2016 acquisition of certain assets from Lazarus Medical Technologies, LLC, and $1.8 million from our July 2017 acquisition of certain assets from Pleuratech ApS. Total impairment charges for the three and nine-month periods ended September 30, 2019 were approximately $2.7 million and $3.3 million, respectively.

During the three months ended September 30, 2018, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Quellent, LLC, all of which pertained to our cardiovascular segment, to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We recorded an impairment charge for Quellent of approximately $657,000 during the three months ended September 30, 2018.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of September 30, 2019 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2019	$15,435
2020	59,265
2021	51,916
2022	50,504
2023	49,297
2024	46,360

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

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms of less than one year to approximately 30 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate ROU assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of September 30, 2019 recorded on our consolidated balance sheet are related to our cardiovascular segment.

From time to time we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the three and nine-month periods ended September 30, 2019 and 2018 was not significant.

The following was included in our consolidated balance sheet as of September 30, 2019 (in thousands):

As of September 30, 2019
Assets
ROU operating lease assets	$79,757

Liabilities
Short-term operating lease liabilities	$11,652
Long-term operating lease liabilities	72,056
Total operating lease liabilities	$83,708

During the year ended December 31, 2015, we entered into sale and leaseback transactions to finance certain production equipment for approximately $2.0 million. At that time, we deferred the gain from the sale and leaseback transaction, of which approximately $93,000 remained as of December 31, 2018. As part of the adoption of ASC 842, we wrote-off the deferred gain as an adjustment to equity through retained earnings as of January 1, 2019.

We recognize lease expense on a straight-line basis over the term of the lease. The components of lease costs for the three and nine months ended September 30, 2019 were as follows, in thousands:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$4,253	$12,650
Sublease (income) (b)	Selling, general and administrative expenses	(37)	(328)
Net lease cost		$4,216	$12,322
(a)	Includes expense related to short-term leases and variable payments, which were not significant.
(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the nine months ended September 30, 2019 was as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$11,028
Right-of-use assets obtained in exchange for lease obligations	$7,431

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

September 30, 2019
Weighted average remaining lease term	12.4 years
Weighted average discount rate	3.3%

As of September 30, 2019, maturities of operating lease liabilities were as follows, in thousands:

Year ended December 31,	Amounts due under Operating Leases
Remaining 2019	$3,575
2020	13,562
2021	12,568
2022	10,058
2023	8,038
Thereafter	58,492
Total lease payments	106,293
Less: Imputed interest	(22,585)
Total	$83,708

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows, in thousands:

Year ended December 31,	Operating Leases
2019	$13,421
2020	11,319
2021	9,995
2022	8,053
2023	6,953
Thereafter	52,754
Total minimum lease payments	$102,495

As of September 30, 2019, we had additional operating leases for office space that had not yet commenced. These leases will commence during 2019 and are not deemed material.

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

In addition to the foregoing matters, in October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We have responded to the subpoena, as well as additional related requests. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the U.S. Department of Justice investigation for the three and nine-month periods ended September 30, 2019 were approximately $2.4 million and $5.0 million, respectively.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

●	risks relating to managing growth, particularly if accomplished through acquisitions and the integration of acquired businesses;
●	risks relating to protecting our intellectual property;
●	claims by third parties that we infringe their intellectual property rights, which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;
●	greater scrutiny and regulation by governmental authorities, including risks relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;
●	risks relating to physicians’ use of our products in unapproved circumstances;
●	FDA regulatory clearance processes and any failure to obtain and maintain required regulatory clearances and approvals;
●	international regulatory clearance processes and any failure to obtain and maintain required regulatory clearances and approvals;
●	disruption of our security of information technology systems to operate our business, our critical information systems or a breach in the security of our systems;
●	the effect of evolving U.S. and international laws and regulations regarding privacy and data protection;
●	the pending exit of the United Kingdom from the European Union and uncertainties about when, how or if such exit will occur;

●	risks relating to significant adverse changes in, or our failure to comply with, governing regulations;
●	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;
●	uncertainties relating to the LIBOR calculation method and the expected discontinuation of LIBOR after 2021;
●	expending significant resources for research, development, testing and regulatory approval or clearance of our products under development and any failure to develop the products, any failure of the products to be effective or any failure to obtain approvals for commercial use;
●	violations of laws targeting fraud and abuse in the healthcare industry;
●	risks relating to healthcare reform legislation negatively affecting our financial results, business, operations or financial condition;
●	loss of key personnel;
●	termination or interruption of, or a failure to monitor, our supply relationships or increases in the price of our component parts, finished products, third-party services or raw materials, particularly petroleum-based products;
●	product liability claims;
●	failure to report adverse medical events to the FDA or other governmental authorities, which may subject us to sanctions that may materially harm our business;
●	failure to maintain or establish sales capabilities on our own or through third parties, which may result in our inability to commercialize any of our products in countries where we lack direct sales and marketing capabilities;
●	employees, independent contractors, consultants, manufacturers and distributors engaging in misconduct or other improper activities, including noncompliance;
●	the addressable market for our product groups being smaller than our estimates;
●	consolidation in the healthcare industry, group purchasing organizations or public procurement policies leading to demands for price concessions;
●	our inability to compete in markets, particularly if there is a significant change in relevant practices or technology;
●	fluctuations in foreign currency exchange rates negatively impacting our financial results;
●	inability to accurately forecast customer demand for our products or manage our inventory;
●	international and national economic and industry conditions constantly changing;
●	changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control;
●	failure to comply with export control laws, customs laws, sanctions laws and other laws governing our operations in the U.S. and other countries, which could subject us to civil or criminal penalties, other remedial measures and legal expenses;

●	inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;
●	risks relating to our revenues being derived from a few products and medical procedures;
●	risks relating to work stoppage, transportation interruptions, severe weather and natural disasters;
●	fluctuations in our effective tax rate adversely affecting our business, financial condition or results of operations;
●	limits on reimbursement imposed by governmental and other programs;
●	failure to comply with applicable environmental laws and regulations;
●	volatility of the market price of our common stock and potential dilution from future equity offerings; and
●	other factors referenced in our press releases and in our reports filed with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2018 Form 10-K and Part II, Item 1A “Risk Factors” in this report.

Disclosure Regarding Trademarks

This report includes trademarks, tradenames and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

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

For the three-month period ended September 30, 2019, we reported sales of approximately $243.0 million, up approximately $21.3 million or 9.6%, over sales from the three-month period ended September 30, 2018 of approximately $221.7 million. For the nine-month period ended September 30, 2019, we reported sales of approximately $736.9 million, up approximately $87.4 million or 13.5%, over sales from the nine-month period ended September 30, 2018 of approximately $649.5 million.

Gross profit as a percentage of sales decreased to 42.8% for the three-month period ended September 30, 2019 as compared to 46.0% for the three-month period ended September 30, 2018. Gross profit as a percentage of sales decreased to 43.5% for the nine-month period ended September 30, 2019 as compared to 44.7% for the nine-month period ended September 30, 2018.

Net loss for the three-month period ended September 30, 2019 was approximately $(3.4) million, or $(0.06) per share, as compared to $16.6 million, or $0.30 per share, for the three-month period ended September 30, 2018. Net income for the nine-month period ended September 30, 2019 was approximately $9.7 million, or $0.17 per share, as compared to approximately $32.8 million, or $0.62 per share, for the nine-month period ended September 30, 2018.

Recent Developments and Trends

In addition to the trends identified in the 2018 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2019 has been impacted, and we believe it will continue to be impacted by the following recent events and trends:

●	During the three months ended September 30, 2019 we initiated a number of programs to provide efficiency and lower costs, including headcount reductions of approximately 2% of our total workforce.
●	Our facility in San Jose has been closed with essential aspects absorbed into our South Jordan facility. We are currently reviewing additional satellite facilities for possible consolidation during the next several months.
●	Our transition of the manufacturing activities associated with the products we acquired from BD in February 2018 to our facility in Tijuana, Mexico has been completed consistent with our projected schedule and budget.
●	On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical. The total purchase price was approximately $13.7 million. We accounted for this acquisition as a business combination.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Gross profit	42.8	46.0	43.5	44.7
Selling, general and administrative expenses	35.8	29.9	33.3	30.9
Research and development expenses	7.0	6.6	6.7	6.8
Intangible asset impairment charges	1.1	0.3	0.4	0.1
Contingent consideration expense (benefit)	0.1	(0.3)	0.5	(0.1)
Acquired in-process research and development expenses	—	—	0.1	0.1
Income (loss) from operations	(1.2)	9.5	2.6	6.9
Other expense - net	(1.1)	(0.8)	(1.2)	(1.2)
Income (loss) before income taxes	(2.3)	8.7	1.4	5.7
Net income (loss)	(1.4)	7.5	1.3	5.1

Sales

Sales for the three-month period ended September 30, 2019 increased by 9.6%, or approximately $21.3 million, compared to the corresponding period in 2018. Sales for the nine-month period ended September 30, 2019 increased by 13.5%, or approximately $87.4 million, compared to the corresponding period in 2018. Listed below are the sales by product category within each of our two financial reporting segments for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2019	2018	% Change	2019	2018
Cardiovascular
Stand-alone devices	5.9%	$96,326	$90,975	10.7%	$295,275	$266,717
Cianna Medical	n/a	11,638	—	n/a	35,723	—
Custom kits and procedure trays	2.6%	33,972	33,095	0.9%	101,257	100,359
Inflation devices	(3.1)%	22,183	22,893	(1.6)%	68,515	69,617
Catheters	9.4%	44,426	40,591	16.7%	132,809	113,830
Embolization devices	(0.5)%	12,333	12,395	1.2%	38,168	37,706
CRM/EP	11.0%	13,548	12,201	10.1%	39,823	36,163
Total	10.5%	234,426	212,150	14.0%	711,570	624,392

Endoscopy
Endoscopy devices	(9.3)%	8,623	9,509	1.0%	25,360	25,112

Total	9.6%	$243,049	$221,659	13.5%	$736,930	$649,504

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2019 were approximately $234.4 million, up 10.5% when compared to the corresponding period for 2018 of approximately $212.2 million. Sales for the three-month period ended September 30, 2019 were favorably affected by increased sales of:

(a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Achieve® Automatic Biopsy Device, Temno® Evolution Biopsy Device, and guide wires, as well as sales from products we acquired from Vascular Insights and Brightwater) of approximately $5.4 million, up 5.9% from the corresponding period for 2018;

(b) Cianna Medical products of approximately $11.6 million; and

(c) catheters (particularly our ReSolve® Locking Drainage Catheters and cardiology diagnostic catheters and our sheath introducers, including our Prelude® Sheath Introducer and Prelude IDealTM Hydrophilic Sheath Introducer) of approximately $3.8 million, up 9.4% from the corresponding period for 2018.

Our cardiovascular sales for the nine-month period ended September 30, 2019 were approximately $711.6 million, up 14.0%, when compared to the corresponding period for 2018 of approximately $624.4 million. Sales for the nine-month period ended September 30, 2019 were favorably affected by increased sales of:

(a) our stand-alone devices (particularly our MAPTM Merit Angioplasty Packs, Merit Laureate® Hydrophilic Guide Wires, DualCap® products, and other guide wires, as well as sales from products acquired in connection with our acquisitions, including the divested BD product lines and ClariVein devices we acquired from Vascular Insights) of approximately $28.6 million, up 10.7% from the corresponding period for 2018;

(b) Cianna Medical products of approximately $35.7 million; and

(c) catheters (particularly our ReSolve Locking Drainage Catheters, cardiology diagnostic catheters, Merit Maestro® Microcatheters and our sheath introducers, including our Prelude Sheath Introducer and Prelude IDeal Hydrophilic Sheath Introducer) of approximately $19.0 million, up 16.7% from the corresponding period for 2018.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2019 were approximately $8.6 million, down (9.3%), when compared to sales in the corresponding period of 2018 of approximately $9.5 million. Sales for the three-month period were unfavorably affected by decreased sales of NinePoint NvisionVLE imaging systems and stents.

Our endoscopy sales for the nine-month period ended September 30, 2019 were approximately $25.4 million, up 1.0%, when compared to sales in the corresponding period of 2018 of approximately $25.1 million. Sales for the nine-month period ended September 30, 2019 were favorably affected by increased sales of our EndoMAXX® Fully Covered Esophageal Stent and our Elation® Balloon Dilator, partially offset by decreased sales of NinePoint NvisionVLE® imaging systems and stents.

International Sales. International sales for the three-month period ended September 30, 2019 were approximately $99.0 million, or 40.7% of net sales, up 3.6% when compared to the corresponding period in 2018. The increase in our international sales for the third quarter of 2019 compared to the third quarter of 2018 was primarily related to sales increases in China of approximately $4.7 million, or 20.7% when compared to the corresponding period in 2018.

International sales for the nine-month period ended September 30, 2019 were approximately $310.2 million, or 42.1% of net sales, up 7.4% when compared to the nine-month period ended September 30, 2018. The increase in our international sales was primarily related to (a) sales increases in China of approximately $13.5 million, or 18.6% when compared to the corresponding period in 2018, (b) sales increases with distributors in the Middle East of approximately $2.3 million, or 25.2% when compared to the corresponding period in 2018, and (c) sales increases in Southeast Asia of $2.6 million, or 21.5% when compared to the corresponding period in 2018.

Gross Profit

Our gross profit as a percentage of sales decreased to 42.8% for the three-month period ended September 30, 2019, compared to 46.0% for the three-month period ended September 30, 2018. Gross profit as a percentage of sales decreased to 43.5% for the nine-month period ended September 30, 2019, compared to 44.7% for the nine-month period ended September 30, 2018. The decrease in gross profit percentage was primarily due to increased amortization as a result of acquisitions, increased costs associated with new distribution sites, and adverse impacts from tariffs and foreign currency fluctuations. Amortization expense associated with our acquisitions is discussed in greater detail in Note 5 to our consolidated financial statements included in Part I, Item 1 of this report.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $20.6 million, or 31.0%, for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. As a percentage of sales, SG&A expenses were 35.8% of sales for the three-month period ended September 30, 2019, compared to 29.9% for the three-month period ended September 30, 2018. SG&A expenses increased approximately $44.8 million, or 22.4%, for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. As a percentage of sales, SG&A expenses increased to 33.3% of sales for the nine-month period ended September 30, 2019, compared to 30.9% of sales for the nine-month period ended September 30, 2018. The increase in SG&A expense was primarily related to higher compensation expenses, severance costs, and increased amortization as a result of acquisitions.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended September 30, 2019 were approximately $17.0 million, up 16.9%, when compared to R&D expenses in the corresponding period of 2018 of approximately $14.5 million. R&D expenses for the nine-month period ended September 30, 2019 were approximately $49.4 million, up 11.8%, when compared to R&D expenses in the corresponding period of 2018 of approximately $44.2 million. This increase in R&D expenses was largely due to hiring additional research and development personnel to support various new core and acquired product developments.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Income (loss)
Cardiovascular	$(6,210)	$18,199	$11,263	$37,263
Endoscopy	3,329	2,862	7,581	7,692
Total operating income (loss)	$(2,881)	$21,061	$18,844	$44,955

Cardiovascular Operating Income (Loss). Our cardiovascular operating loss for the three-month period ended September 30, 2019 was approximately $(6.2) million, compared to operating income of approximately $18.2 million for the three-month period ended September 30, 2018. Our cardiovascular operating income for the nine-month period ended September 30, 2019 was approximately $11.3 million, compared to operating income of approximately $37.3 million for the nine-month period ended September 30, 2018. The decrease in cardiovascular operating income was primarily a result of increased impairment expense, increased amortization expense as a result of acquisitions, higher contingent consideration expense from fair value adjustments related to liabilities from recent acquisitions and lower gross margins, partially offset by higher sales.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2019 was approximately $3.3 million, compared to approximately $2.9 million for the three-month period ended September 30, 2018. This increase was primarily the result of higher gross margins and lower operating expenses as a percentage of sales.  Our endoscopy operating income for the nine-month period ended September 30, 2019 was approximately $7.6 million, compared to approximately $7.7 million for the nine-month period ended September 30, 2018.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended September 30, 2019 and 2018 was 40.3% and 14.3%, respectively. Our effective income tax rate for the nine-month periods ended September 30, 2019 and 2018 was 4.9% and 12.0%, respectively. The income tax benefit and corresponding increase in the effective tax rate for the three-month period ended September 30, 2019, when compared to the prior-year period, was primarily due to a pre-tax loss during the period, as well as a change in the jurisdictional mix of earnings. The decrease in the effective tax rate for the nine-month period ended September 30, 2019, when compared to the prior-year period, was primarily the result of discrete items in the current-year period which generated a greater tax benefit due to lower pre-tax income.

Other Income (Expense)

Our other income (expense) for the three-month periods ended September 30, 2019 and 2018 was approximately $(2.8) million and $(1.7) million, respectively. The increase in other expense was primarily a result of increased interest expense as a result of higher average debt balances.

Our other income (expense) for the nine-month periods ended September 30, 2019 and 2018 was approximately $(8.7) million, and $(7.6) million, respectively. The increase in other expense for this period was primarily a result of increased interest expense as a result of higher average debt balances.

Net Income (Loss)

Our net loss for the three-month period ended September 30, 2019 was approximately $(3.4) million and net income was approximately $16.6 million for the three-month period ended September 30, 2018. Our net income for nine-month periods ended September 30, 2019 and 2018 was approximately $9.7 million and $32.8 million, respectively. The decrease in net income for both periods was primarily due to lower gross margins, higher contingent consideration expense from fair value adjustments related to liabilities from recent acquisitions, higher SG&A expenses as a percentage of sales, and higher intangible impairment expense, partially offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $37.3 million and $67.4 million respectively, of which approximately $34.0 million and $57.3 million, respectively, were held by foreign subsidiaries. For each of our foreign subsidiaries, we make an evaluation as to whether the earnings are intended to be repatriated to the United States or held by the foreign subsidiary for permanent reinvestment. We are not permanently reinvested with respect to our historic unremitted foreign earnings; a deferred tax liability has been accrued for the earnings that are available to be repatriated to the United States.

In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of approximately $12.0 million and $18.6 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. Cash provided by operating activities during the nine-month periods ended September 30, 2019 and 2018 was primarily the result of net income excluding non-cash items, partially offset by changes in working capital. Our working capital as of September 30, 2019 and December 31, 2018 was approximately $288.1 million and $254.5 million, respectively. The increase in working capital as of September 30, 2019 compared to December 31, 2018 was primarily the result of an increase in trade receivables, inventories, prepaid expenses and other assets and income tax refund receivables, as well as decreases in accrued expenses and the current portion of long-term debt, partially offset by the recording of current operating lease liabilities as a result of the adoption of ASC 842 and a decrease in cash. As of September 30, 2019, and December 31, 2018, we had a current ratio of 2.88 to 1 and 2.45 to 1, respectively.

During the nine-month period ended September 30, 2019, our inventory balance increased approximately $19.2 million, from approximately $197.5 million as of December 31, 2018 to approximately $216.8 million as of September 30, 2019. The increase in the inventory balance was primarily due to increased inventory levels associated with increased sales and the initial placement of inventory in our new warehouse and distribution facility in Reading, United Kingdom. The trailing twelve-month inventory turns as of September 30, 2019 was 2.73, compared to 2.80 for the twelve-month period ended December 31, 2018.

Cash flows provided by financing activities. Cash provided by financing activities for the nine-month period ended September 30, 2019 was approximately $33.7 million compared to cash provided by financing activities of approximately $140.4 million for the nine-month period ended September 30, 2018, a decrease of approximately $106.7 million. The decrease was primarily the result of a reduction in the proceeds from the issuance of common stock associated with our public equity offering of 4,025,000 shares of common stock completed in July 2018 (from which we received net proceeds of approximately $205.0 million) and additional net borrowings in 2019 to fund the acquisition of Brightwater and the payment of certain contingent liabilities associated with our acquisition of Cianna Medical.

As of September 30, 2019, we had outstanding borrowings of approximately $440.5 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $191.1 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2019 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap (see Note 11 to our consolidated financial statements included in Part I, Item 1 of this report) and a variable floating rate of 3.29% on $265.5 million. Our interest rate as of December 31, 2018 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 3.52% on $213.5 million. See Note 10 to our consolidated financial statements included in Part I, Item 1 of this report for additional details regarding the Third Amended Credit Agreement and our long-term debt.

Cash flows used in investing activities. Cash used in investing activities for the nine-month period ended September 30, 2019 was approximately $113.9 million compared to approximately $182.8 million for the nine-month period ended September 30, 2018, a decrease of approximately $68.9 million. This decrease was primarily a result of a decrease of approximately $69.3 million in net cash paid for acquisitions during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 (see Note 5 to our consolidated financial statements included in Part I, Item 1 of this report), partially offset by a $11.1 million increase in capital expenditures for property and equipment related to new facility construction and additional production equipment to support growth in operations.

We currently believe that our existing cash balances, anticipated future cash flows from operations and borrowings under the Third Amended Credit Agreement will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2019, we had no off-balance sheet arrangements.

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

Forecasted unit demand is derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2018, 2017 and 2016, we recorded obsolescence expense of approximately $8.2 million, $6.1 million and $3.9 million, respectively, and wrote off approximately $7.9 million, $2.9 million and $2.8 million, respectively. We believe that our inventory balances as of September 30, 2019 have been accurately adjusted for any unmarketable and/or slow-moving products that may expire prior to being sold.

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

Stock-Based Compensation. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the cost as an expense over the term of the vesting period. Judgment is required in estimating the fair value of stock-based awards granted and their expected forfeiture rate.

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

Goodwill and Intangible Asset Impairment and Contingent Consideration. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2019, which was completed during the third quarter of 2019, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

We evaluate the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except that undiscounted cash flows are compared to the carrying amount of intangible assets to determine if impairment exists. In-process technology intangible assets, which are not subject to amortization until projects reach commercialization, are assessed for impairment at least annually and more frequently if events occur that would indicate a potential reduction in the fair value of the assets below their carrying value. During the three months ended September 30, 2019, we compared the carrying value of the amortizing intangible assets acquired in acquisitions of certain assets to the undiscounted cash flows expected to result from these asset groups and determined that the carrying amounts were not recoverable. We recorded impairment charges related to our amortizing intangible assets of approximately $869,000 from our July 2015 acquisition of certain assets from Distal Access, LLC, $548,000 from our June 2016 acquisition of certain assets from Lazarus Medical Technologies, LLC, and $1.8 million from our July 2017 acquisition of certain assets from Pleuratech ApS. Total impairment charges for the three and nine-month periods ended September 30, 2019 were approximately $2.7 million and $3.3 million, respectively. During the three months ended September 30, 2018, we compared the carrying value of the amortizing intangible assets acquired in our July 2015 acquisition of certain assets from Quellent, LLC, all of which pertained to our cardiovascular segment, to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We recorded an impairment charge for Quellent of approximately $657,000 during the three months ended September 30, 2018.

Contingent consideration is an obligation by the buyer to transfer additional assets or equity interests to the former owner upon reaching certain performance targets. Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. In connection with a business combination, any contingent consideration is recorded on the acquisition date based upon the consideration expected to be transferred in the future. We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income. Significant increases or decreases in our estimates could result in changes to the estimated fair value of our contingent consideration liability, as the result of changes in the timing and amount of revenue estimates, as well as changes in the discount rate or periods used in our valuation models.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

Our principal market risk relates to changes in the value of the following currencies relative to the U.S. Dollar (USD):

●	Euro (EUR)
●	Chinese Yuan Renminbi (CNY), and
●	British Pound (GBP).

We also have more limited market risk relating to the following currencies (among others):

●	Hong Kong Dollar (HKD),
●	Mexican Peso (MXN),
●	Australian Dollar (AUD),
●	Canadian Dollar (CAD),
●	Brazilian Real (BRL),
●	Swiss Franc (CHF),
●	Swedish Krona (SEK),
●	Danish Krone (DKK),
●	Singapore Dollars (SGD),
●	South Korean Won (KRW), and
●	Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the nine-month period ended September 30, 2019, a portion of our net sales (approximately $238.1 million, representing approximately 32.3% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars.

Our Euro-denominated revenue represents one of our largest single currency risks. However, our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge. Accordingly, changes in the Euro, and in particular a strengthening of the U.S. Dollar against the Euro, generally have a positive effect on our operating income. As we continue to expand our operations in China, we have been increasingly exposed to currency risk related to our CNY-denominated revenue. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. The following table presents the USD impact to reported operating income related to a hypothetical positive and negative 10% exchange rate fluctuation in the value of the U.S. Dollar relative to both the EUR and CNY (annual amounts in thousands):

	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income:
EUR	$5,300	$(5,300)
CNY	$(7,900)	$7,900

During the three and nine months ended September 30, 2019, exchange rate fluctuations of foreign currencies against the U.S. Dollar had the following impact on sales, cost of sales and gross profit (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Currency Impact to Reported Amounts		Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)	Increase/(Decrease)	Percent Increase/(Decrease)
Net Sales	$(2,366)	(1.0)%	$(11,826)	(1.6)%
Cost of Sales	$(1,161)	(0.8)%	$(4,067)	(1.0)%
Gross Profit (1)	$(1,205)	(1.1)%	$(7,759)	(2.4)%
(1)	Represents approximately 8 basis points decrease and 35 basis points decrease in gross margin percentage for the three and nine months ended September 30, 2019, respectively

The impact to sales for the three and nine months ended September 30, 2019 was primarily a result of unfavorable impacts due to sales denominated in EUR and CNY. The impact to cost of sales was primarily a result of favorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR and MXN fluctuations on our manufacturing costs from our facility in Tijuana, Mexico denominated in MXN.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of September 30, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with the following notional amounts (in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	5,930
Brazilian Real	BRL	7,830
Canadian Dollar	CAD	6,495
Swiss Franc	CHF	3,780
Chinese Renminbi	CNY	408,000
Danish Krone	DKK	32,225
Euro	EUR	33,150
British Pound	GBP	7,315
Japanese Yen	JPY	1,190,000
Korean Won	KRW	7,000,000
Mexican Peso	MXN	453,500
Norwegian Krone	NOK	14,050
Swedish Krona	SEK	43,450

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of September 30, 2019, we had entered into the following foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts (amounts in thousands and in local currencies):

Currency	Symbol	Forward Notional Amount
Australian Dollar	AUD	12,695
Brazilian Real	BRL	13,000
Canadian Dollar	CAD	1,795
Swiss Franc	CHF	739
Chinese Renminbi	CNY	69,069
Danish Krone	DKK	4,072
Euro	EUR	1,225
British Pound	GBP	6,982
Hong Kong Dollar	HKD	11,000
Japanese Yen	JPY	1,380,856
Korea Won	KRW	7,343,000
Mexican Peso	MXN	35,000
Norwegian Krone	NOK	2,999
Swedish Krona	SEK	12,647
Singapore Dollar	SGD	600
South African Rand	ZAR	40,218

See Note 11 to our consolidated financial statements included in Part I, Item 1 of this report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 10 to our consolidated financial statements, as of September 30, 2019, we had outstanding borrowings of approximately $440.5 million under the Third Amended Credit Agreement. Our earnings and after-tax cash flow are affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of September 30, 2019 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.7 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

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

We have entered into a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"), with Wells Fargo Bank, National Association, as administrative agent and a lender, and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank National Association as co-syndication agents. In addition, Bank of America, N.A., HSBC Bank USA, National Association, U.S. Bank, National Association, BMO Harris Bank, N.A., and MUFG Union Bank, Ltd. are parties to the Third Amended Credit Agreement as lenders. The Third Amended Credit Agreement amends and restates in its entirety our previously outstanding Second Amended and Restated Credit Agreement and all amendments thereto. The Third Amended Credit Agreement contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity, payment of dividends and certain distributions and entry into related party transactions.

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
10.1

*Third Amended and Restated Credit Agreement by and among Merit Medical Systems, Inc. as Borrower and the Lenders referred to herein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank, National Association dated July 31, 2019.

10.2	*Indemnification Agreement by and between Merit Medical Systems, Inc. and Lynne N. Ward dated August 13, 2019. (3)
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

(1)Incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018 (as amended).

(2)This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

(3)Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: November 8, 2019	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: November 8, 2019	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer