Form 10-K/A
period 2019-12-31
MERIT MEDICAL SYSTEMS INC
filed 2020-04-29
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $3.2 billion. As of March 31, 2020, the registrant had 55,337,816 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Merit Medical Systems, Inc. (the “Company,” “Merit,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on March 2, 2020 (the “Initial Filing”), for the purpose of providing the information required in Part III of Form 10-K. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) of Form 10-K because we intended to incorporate the required disclosures from our proxy statement relating to our 2020 annual meeting of shareholders. Our 2020 proxy statement, however, will not be filed within the requisite time period to allow incorporation by reference. Accordingly, this Amendment changes our Initial Filing by including the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14).

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as indicated herein, this Amendment does not modify or update disclosures contained in the Initial Filing and speaks only as of the date of the Initial Filing. This Amendment does not reflect events that may have occurred subsequent to the date of the Initial Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Classification of Board of Directors

Our Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) provide for a classified, or “staggered,” board of directors (the “Board”). Our Board is divided into three classes, with directors in each class serving a three-year term. Approximately one-third of our directors’ terms expire at each annual shareholders meeting. Based upon the existing classification of the Board, the terms of Nolan E. Karras, David M. Liu, M.D., Kent W. Stanger and Lynne N. Ward, are scheduled to expire in connection with our 2020 Annual Meeting of Shareholders (the “Annual Meeting”).

Directors Whose Terms of Office Expire

Nolan E. Karras Lead Independent Director Age: 75

Director Since: November 2011

Committees: Audit (Chair); Finance

Other Public Boards: None

Education: B.A., Weber State University; M.B.A., University of Utah; Certified Public Accountant

Term Expires: 2020

Career Highlights

●	Chair and CEO of The Karras Company, Inc. (investment advisory firm), 1997 to present
●	Chair and Member of Board of Trustees of Weber State University (chair of audit committee), 2013 to present
●	Chair of Utah Governor's Education Excellence Commission, 2015 to 2018
●	Community Board of Directors of University of Utah Hospitals and Clinics (Chair of Finance Committee), 2009 to 2014
●	CEO of Western Hay Company, Inc. (agricultural products company), 1995 to 2012, and director, 1995 to 2018
●	Board of Directors of Beneficial Life Insurance Company (privately-held life insurance) (Chair of Finance Committee and member of Executive Committee), 1996 to 2009,
●	Member of the Utah State Board of Regents, 2001 to 2013 (chair, 2002 to 2006)
●	Former director and member of audit and compensation committees of boards of directors of PacifiCorp (a public utility operating in the northwestern United States) and Scottish Power (multinational energy company)
●	Several positions in public service, including ten years as Speaker of the House and House Majority Leader of the Utah House of Representatives

Qualifications of Particular Relevance to Merit

Mr. Karras’ experience and skills qualify him to work constructively with our management and directors, especially in connection with our pursuit of growth and expansion opportunities. The Board believes Mr. Karras’ financial acumen and experience in corporate governance are valuable to its deliberations and strategic planning and in his service as Chair of the Audit Committee of our Board (the “Audit Committee”). Mr. Karras also has a keen awareness of the social, political and economic environments in which the Company’s principal facilities are located.

David M. Liu, M.D. Independent Director Age: 46

Director Since: July 2016

Committees: ESG; Finance

Other Public Boards: None

Education: M.D., University of Toronto; Radiology residency at University of British Columbia;

Interventional radiology fellowship at Northwestern Memorial Hospital

Term Expires: 2020

Career Highlights

●	Interventional Radiologist (certified in the U.S. and Canada), practicing at Vancouver General Hospital, University of British Columbia Hospital, and BC Cancer Agency (with cross appointment in surgery department), 2008 to present
●	Clinical Professor of Radiology at the University of British Columbia, 2016 to present
●	Practicing physician with extensive industry specific experience as Medical Director, Senior Consultant and Advisor.
●	Internationally recognized and published in the fields of Interventional Oncology, Interventional Radiology, and complex Venous Disease.
●	Credited with seven book chapters, over 70 publications, and 100 invited lectures around the world
●	Inducted Fellow of the Society of Interventional Radiology, Royal College of Physicians and Surgeons of Canada.

Qualifications of Particular Relevance to Merit

In addition to benchside and clinical research in the fields of novel embolic platforms, ablative technologies and cancer-related thromboembolic disease, Dr. Liu maintains an active Interventional Radiology and Interventional Oncology practice incorporating all aspects of embolization, ablation, venous access, and palliative therapy in multiple organ systems. Fluent in Mandarin, Dr. Liu is an active member of the interventional radiology community and has served as an advisor on multiple global advisory boards and technology development committees for various scientific and commercial organizations. The Board believes Dr. Liu’s extensive industry experience, scientific credentials and active clinical practice provide him with vital insights into the trends, risks and opportunities in many of our core interests. Dr. Liu also contributes valuable clinical and industry perspective to the Board’s analysis of prospective acquisitions, product development and other strategic decisions.

Kent W. Stanger Director Age: 65	Director Since: September 1987 Committees: Finance Other Public Boards: None Education: B.A. (accounting), Weber State University; former Certified Public Accountant Term Expires: 2020

Career Highlights

●	Member of Board of Directors and Executive Committee of Utah Taxpayers Association, 2012 to 2016
●	Chief Financial Officer, Secretary and Treasurer of the Company, 1987 to 2015
●	Controller of Utah Medical Products, Inc. (medical device manufacturer), 1985 to 1987
●	Corporate Controller for Laser Corporation, American Laser and Modulaire Industries, Inc., 1982 to 1985
●	Hansen, Barnett and Maxwell (former Utah accounting firm that merged with Eide Bailly LLP in 2013) as practicing certified public accountant, 1979 to 1982

Qualifications of Particular Relevance to Merit

Mr. Stanger was a founder of the Company and, through more than 27 years of service as the principal financial manager of the Company, developed a broad understanding of our business and operations, as well as the industry and markets in which the Company competes. The Board values Mr. Stanger’s accounting and financial management skills and benefits greatly from his extensive knowledge of our history, achievements, competitive position and strategic objectives.

In January 2020 Mr. Stanger announced that he would not seek reelection as a director at the Annual Meeting.

LYNNE N. WARD Independent Director Age: 61	Director Since: August 2019 Committees: Audit, ESG Other Public Boards: None Education: B.S. University of Utah (Accounting); Certified Public Accountant Term Expires: 2020

Career Highlights

●	Executive Director, my529 (formerly known as the Utah Educational Savings Plan), offering municipal fund securities, 2004 to 2019. Underlying investments were with Vanguard, Dimensional, PIMCO, Sallie Mae Bank and U.S. Bank.
●	Member of the University of Utah’s Investment Advisory Committee, 2018 to present

●	Director of the Blue Healthcare Bank, 2007 to 2009
●	Director of Stampin’ Up!, 2010 to 2016
●	Utah Chapter NACD Board of Directors, 2017 to present
●	Walker Institute at Weber State University board of directors, 2012 to present
●	Senior leader and advisor to Utah governors Olene S. Walker and Michael O. Leavitt
●	Senior leader for Utah state government’s central accounting office and State Auditor’s Office

Qualifications of Particular Relevance to Merit

Ms. Ward demonstrated her diverse skills by creating and leading my529’s rapid growth of $950 million to $14 billion assets under management. Operations were wholly managed internally. Her high standards, strategic foresight and business development fueled the growth. Her cost management, and investment and marketing innovations of a highly regulated product led to year-over-year Gold ratings from Morningstar. The Board believes Ms. Ward has strong career experiences, including audit capabilities and leading a financial services organization. Her contributions will strengthen the Company’s strategic direction while ensuring regulatory compliance and operational excellence.

Directors Whose Terms of Office Continue

In its regular discussions regarding Board composition, our Environmental, Social and Governance (“ESG”) Committee works with the Board to determine the appropriate mix of professional experience, areas of expertise, educational background and other qualifications that are particularly desirable for our directors to possess in light of our current and future business strategies.

The Board believes that its current members have the right combination of experience and qualifications to continue to lead the Company to success. Information regarding the specific experience, qualifications, attributes and skills that led the Board and the ESG Committee to conclude that each continuing director should serve on the Board are set forth below:

A. Scott Anderson Independent Director Age: 73

Director Since: November 2011

Committees: Compensation (Chair); Audit

Other Public Boards: None

Education: B.A. (philosophy, economics), Columbia University;

M.S. (economics, international studies), Johns Hopkins University

Term Expires: 2021

Career Highlights

●	President and CEO of Zions First National Bank (145-year old commercial bank based in the Intermountain West U.S.), 1990 to present
●	Vice-Chairman, American Bankers Association, 2019 to present
●	Member of Board of Trustees of Intermountain Healthcare (integrated healthcare system in Utah and Idaho), 2005 to present (Chair, 2012 to 2018)
●	Director of the Federal Reserve Bank of San Francisco (Salt Lake City Branch), 2003 to 2008

Qualifications of Particular Relevance to Merit

Mr. Anderson contributes to the Board’s deliberations more than 40 years of experience in the banking and financial services industries. The Board believes Mr. Anderson provides insight regarding national and international financial and credit markets, as well as lending practices, which are valuable as we continue to implement our growth strategy. Mr. Anderson also contributes extensive business and corporate governance experience to the strategic planning and operational discussions of the Board. Mr. Anderson’s business and corporate governance experience have been instrumental in the deliberations of the Compensation Committee of the Board (the “Compensation Committee”), which he chairs, and the development of our executive compensation practices.

FRED P. Lampropoulos Chair, President, CEO Age: 70	Director Since: July 1987 Committees: None Other Public Boards: None Term Expires: 2021

Career Highlights

●	Chair of the Board, Chief Executive Officer (“CEO”) and President of the Company since its formation in 1987
●	Chair of the Board and President of Utah Medical Products, Inc. (medical device manufacturer), 1983 to 1987
●	Filed more than 200 domestic and international patents and applications on medical devices
●	Serves on multiple community and advisory boards
●	Recipient of numerous community and industry awards, including the 2019 Salt Lake Chamber of Commerce “Giant in our City” and 2003 and 2018 Utah Governor’s Medal for Science and Technology

Qualifications of Particular Relevance to Merit

The Board believes the Company benefits immensely from Mr. Lampropoulos’ experience as founder, President and CEO. He plays an essential role in communicating the expectations, advice, concerns and encouragement of the Board to our employees. Mr. Lampropoulos has a deep knowledge and understanding of the Company, as well as the industry and markets in which our products compete. Mr. Lampropoulos also performs an essential function as the Chair of the Board, providing decisive leadership and direction to the activities and deliberations of the Board. The Board also believes Mr. Lampropoulos’ leadership, drive and determination are significant factors in our growth and development and continue to be tremendous assets to the Company and its shareholders.

Franklin J. Miller, M.D. Independent Director Age: 79

Director Since: May 2005

Committees: ESG, Compensation

Other Public Boards: None

Education: B.S. (pre-med), Pennsylvania State University;

M.D., Temple University Medical School; Residency and fellowship, Johns Hopkins University

Term Expires: 2021

Career Highlights

●	Consultant to the Company, assisting in product testing and development, 1997 to 2005
●	Professor of Radiology and Surgery at the University of Utah Department of Radiology, 1976 to 2005 (Director of Interventional Radiology, 1976 to 2001)
●	Clinical Professor of Radiology at the University of California, San Diego (began the Hereditary Hemorrhagic Telangiectasia Clinic, one of only eight such clinics in the United States), 2002 to 2011
●	Served on advisory boards to several medical device companies and member of editorial and review boards for numerous medical journals
●	Teaching as Emeritus Professor University of Utah (Interventional Radiology)

Qualifications of Particular Relevance to Merit

Dr. Miller contributes a valuable set of skills, training and experience to the Board’s deliberations. During his service as a director, Dr. Miller has provided significant advice regarding our product development strategy and plays a significant role in our evaluation of acquisition and other growth opportunities. Based, in part, on his extensive medical training and his experience with various medical devices, Dr. Miller provides the Board valuable insight regarding the needs and preferences of the medical professionals who use and purchase our products.

Thomas J. Gunderson Independent Director Age: 69

Director Since: May 2017

Committees: Finance (Chair); Audit

Other Public Boards: TransMedics Group, Inc.

Education: B.A. (biology focus), Carleton College; M.S. (cell biology), University of Minnesota; M.B.A., University of St. Thomas

Term Expires: 2022

Career Highlights

●	Chair of the Board of Directors of the Minneapolis Heart Institute Foundation, 2015 to present
●	Executive in Residence at the University of Minnesota’s Medical Industry Leadership Institute, 2016 to present
●	Member of American Heart Association Science and Technology Accelerator Committee, 2015 to 2017
●	Managing Director and senior research analyst at Piper Jaffray (focus on medical technology companies), 1992 to 2016

●	Project Director at American Medical Systems (private medical device company acquired by Pfizer in 1983), 1979 to 1992
●	Recognized by several industry publications, including the Wall Street Journal, Institutional Investor, First Call, Thomson Reuters, and Medical Device and Diagnostic Industry (e.g., in 1996 and 2000, he was named an All-Star Analyst for medical stocks by the Wall Street Journal and in 2014, Thomson-Reuters named him “Top Stock Picker” in the medical technology sector)

Qualifications of Particular Relevance to Merit

Mr. Gunderson provides the Board with more than 25 years of substantive experience in the medical device industry, with a seasoned perspective on the challenges, trends and opportunities of publicly-traded medical device manufacturers, as well as a keen understanding of the Company’s competitive position within its industry. Mr. Gunderson also contributes a strong background in financial and economic analysis and valuable insights regarding business development and acquisition opportunities. Mr. Gunderson’s financial background and industry experience have been beneficial in his service as the Chair of the Finance Committee of the Board (the “Finance Committee”).

F. Ann Millner, Ed.D. Independent Director Age: 68

Director Since: July 2015

Committees: ESG (Chair); Compensation

Other Public Boards: None

Education: B.S. (education), University of Tennessee; M.S. (allied health education and management), Southwest Texas State University; Ed.D (education administration), Brigham Young University; Completed medical technology program, Vanderbilt University

Term Expires: 2022

Career Highlights

●	Regents Professor and Professor of Health Administrative Services at Weber State University, 2013 to present
●	Member of the Utah State Senate (member of multiple committees and subcommittees), 2015 to present
●	Member of Utah Governor's Task Force on Educational Excellence, 2015 to present
●	Member of Board of Trustees of Intermountain Healthcare (integrated healthcare system in Utah and Idaho), 2005 to present (serving as Vice Chair, 2017 to present)
●	President of Weber State University, 2002 to 2012 (first female president of a Utah state university)
●	Vice President of University Relations at Weber State University, 1993 to 2002
●	Associate Dean of Continuing Education and Assistant Vice President of Community Partnerships at Weber State University, 1985 to 1993

Qualifications of Particular Relevance to Merit

The Board believes Dr. Millner's qualifications to serve as a director of the Company include her executive leadership skills and her experience in the areas of organizational administration, operations and financial management, and business strategy. Those skills and experience have been particularly valuable to the Company in the course of Dr. Millner’s service as the Chair of our ESG Committee. During her service as the Chair of our ESG Committee, Dr. Millner has played a significant role in the development of our corporate governance practices and engagement with our shareholders.

JILL D. ANDERSON Director Age: 60	Director Since: January 2019 Committees: Finance Other Public Boards: None Education: B.A. (finance), Temple University; M.B.A., Temple University Term Expires: 2022

Career Highlights

●	Non-Executive Director of OncoRes Medical Ltd. Pty (Private company) from October 2019 to present
●	Fellow at National Association Corporate Directors
●	President, Chief Executive Officer and Director of Cianna Medical, Inc. from January 2008 until the Company’s acquisition of Cianna Medical in November 2018
●	President of BioLucent, Inc. from May 2001 to September 2007
●	Previously served on the Board of Directors for Mammoplan LLC, and Solis Women’s Health

Qualifications of Particular Relevance to Merit

Ms. Anderson is a healthcare executive with more than 19 years of experience leading the innovation, development and commercialization of medical devices. The Board believes she brings innovative thinking and creative problem solving to addressing complex business problems in the search for growth opportunities. Ms. Anderson is skilled in building executive-level teams, commercializing breakthrough technologies, strategic planning, market strategy, company and product branding, marketing and communications. Her entrepreneurial nature and commitment to patient care has contributed to the development and successful exit of two venture-backed medical device companies and the organization and operation of several for-profit and not-for-profit comprehensive cancer centers.

Executive Officers

In addition to Fred Lampropoulos (whose biography is included above under “Directors Whose Terms of Office Continue”), we have included the following information related to our executive officers:

raul parra Chief Financial Officer and Treasurer Age: 42	Current Position Since: July 2018 Education: B.S. (business administration with accounting emphasis), Sonoma State; Certified Public Accountant (CPA)

Highlights

●  Previous positions at Merit include Interim CFO, Vice President of Accounting, Corporate Controller and Director of Financial Reporting

● Before joining Merit, held various audit positions at Deloitte & Touche, LLP

Ronald A. Frost Chief Operating Officer Age: 58	Current Position Since: January 2014 Education: Manufacturing Engineering Technology, AAS, Machine Tooling, Weber State University

Highlights

●  More than 27 years of service to Merit and its shareholders

● Previous positions at Merit include Vice President (Materials and Operations), Quality Engineer, Manufacturing Engineer, Custom Kits Manager, Customer Service Manager, Production Planning and Warehouse Manager, General Manager of our Richmond, Virginia operations, and Vice President (Technology Transfer), 1991 to 2014

Joseph C. Wright President, International Division Age: 50

Current Position Since: July 2015

Education: B.A., (political science), Columbia University; M.B.A., (finance) Columbia University; Speaks Japanese

Mr. Wright is the brother-in-law of Fred P. Lampropoulos, Merit’s Chair of the Board, President and CEO

Highlights

● Previous positions at Merit include (a) President, Technology Group – overseeing Merit OEM, Merit Sensor Systems, Inc. and Merit’s coating division, (b) Vice President of Marketing, and (c) Vice President, International – responsible for sales in Canada, Asia Pacific, and Latin America, 2005 to 2015

●  Manages businesses in all global markets outside the U.S. and Europe, Middle East and Africa

● Before joining Merit, held sales, marketing and business development positions with several companies, including Motorola and Micron

Brian G. Lloyd Chief Legal Officer, Corporate Secretary Age: 59	Current Position Since: April 2016 Education: B.S. (finance), Brigham Young University; J.D., Columbia Law School

Highlights

●  Practiced as an attorney, specializing in corporate governance, securities regulation and mergers & acquisitions, with the law firm of Parr Brown Gee & Loveless in Salt Lake City, Utah for more than 20 years

● Also practiced law in those areas of specialization as a partner with the law firm of Stoel Rives, LLP for four years

Justin j. lampropoulos Executive Vice President, Sales, Marketing and Strategy Age: 37

Current Position Since: May 2015

Education: Completed postgraduate studies at Oxford University's Saïd Business School in Oxford, England in strategic management and is an alumnus of Harvard Business School.

Mr. Justin J. Lampropoulos is the son of Fred P. Lampropoulos, Merit’s Chair of the Board, President and CEO

Highlights

● From 2010 to 2015 led Merit’s Europe, Middle East and Africa business unit from Maastricht, the Netherlands

●  Began his career in the medical device technology field in 2004

Corporate Governance Guidelines

Our Corporate Governance Guidelines (the “Governance Guidelines”) set forth the responsibilities of our directors.

The Governance Guidelines were amended in May 2016 to require each director to submit a letter of resignation upon reaching 75 years of age, which resignation becomes effective at the next succeeding annual meeting of shareholders and will be accepted by the Board absent a determination by the ESG Committee or the entire Board to nominate the director for an additional term.

The Governance Guidelines were further amended in October 2017 to include director guidelines that, among other things, require directors to maintain minimum stock ownership equal to at least three times the annual retainer received. The Board expects directors to meet this requirement by December 31, 2020. In October 2019 the Governance Guidelines were further amended to extend the stock ownership requirements to include the Company’s CEO. As amended, the Governance Guidelines require the CEO of the Company to maintain minimum stock ownership equal to at least five times his or her annual base salary. The ESG Committee will determine compliance and may allow waivers with respect to the stock ownership guidelines for directors and the CEO on a case-by-case basis.

Governance Materials The following materials relating to corporate governance are available via our website at: www.merit.com/investors/corporate-governance-leadership/
● Code of Business Conduct and Ethics	● Compensation Committee Charter
● Corporate Governance Guidelines	● Finance Committee Charter
● Audit Committee Charter	● Environmental, Social and Governance Committee Charter

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (“Code of Conduct”) applies to our directors and employees, including our named executive officers (“NEOs”), and is supplemented by additional provisions applicable to our CEO and senior financial and accounting officers. All Merit directors, officers and employees are required to act ethically at all times and in accordance with the principles and policies set forth in the Code of Conduct.

Among other principles and policies, the Code of Conduct finds a conflict of interest exists when a person’s private interest interferes with the interests of the Company. The Code of Conduct recognizes that a conflict of interest occurs when the Company enters into a transaction in which an employee, officer, or director, or someone related to or affiliated with an employee, officer, or director, has a significant personal interest. The Code of Conduct also recognizes that a conflict of interest arises when an employee, officer or director of the Company receives an improper benefit as a result of the person’s position with the Company and prohibits any form of loan or credit to directors or officers of the Company or their family members.

The Code of Conduct obligates employees, officers and directors to promptly disclose conflicts of interest to a supervisor, management, or the Board. Any director who has a conflicting interest in a potential conflicting interest transaction may not participate in the review of that transaction by the Board. Any waiver of the Code of Conduct may be made only by the Board and is required to be promptly disclosed as required by law or the regulations of any exchange on which our securities are traded, including Nasdaq.

Audit Committee

The Audit Committee meets to review and discuss our accounting practices and procedures and quarterly and annual financial statements with our management and independent public accountants. The Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and reporting practices.

The Audit Committee’s primary duties include:

●	reviewing the scope and adequacy of internal accounting and financial controls;
●	reviewing the independence of our independent registered public accounting firm;
●	approving the scope and results of the audit activities of our independent accountants;
●	approving fees of, and non-audit related services by, our independent accountants;
●	reviewing our compliance and enterprise risk management programs;
●	reviewing the objectivity and effectiveness of our internal audit function;
●	reviewing our financial reporting activities and the accounting standards and principles followed; and
●	reviewing and approving related person transactions.

Audit Committee Members

● Nolan E. Karras (Chair)

● A. Scott Anderson

● Thomas J. Gunderson

● Lynne N. Ward

Financial Experts on Audit Committee

The Board has determined that Mr. Karras and Mr. Gunderson are audit committee financial experts, as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who beneficially own more than ten percent of the Common Stock must file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in beneficial ownership of the Common Stock and other securities that are derivative of the Common Stock.

Executive officers, directors and ten percent or greater shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of those forms and written representations from our executive officers and directors, we believe that all Section 16(a) reports required to be filed by our officers and directors during the year ended December 31, 2019 were filed timely.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to explain our philosophy and objectives underlying our executive compensation policies, the processes we follow in setting executive compensation, and the components of executive compensation that we utilize in compensating our NEOs, who are listed below.

The Summary Compensation Table and other compensation tables under “Executive Compensation Tables” below should be read in conjunction with this section.

Fred P. Lampropoulos	Chair, CEO and President
Raul Parra	Chief Financial Officer and Treasurer
Ronald A. Frost	Chief Operating Officer
Joseph C. Wright	President, International
Justin J. Lampropoulos	Executive Vice President, Sales, Marketing and Strategy

Executive Summary

During 2019, we continued to execute our global growth plan, spurred by strategic acquisitions as well as internal product development. Among other significant accomplishments, we completed the integration of the soft tissue biopsy and pleural and peritoneal drainage product lines we acquired from Becton, Dickinson and Company, and rolled out sales and marketing programs to capitalize on the Cianna Medical, Vascular Insights and Brightwater Medical acquisitions we completed in late 2018 and 2019. Those acquisitions, together with continued growth in sales of our legacy products and the introduction of new products commercialized through our continued research and development efforts, contributed to our achievement of record revenues in 2019. Unfortunately, we also experienced challenges associated with our acquisition integration and the adjustment of our sales force and associated marketing efforts, which resulted in a shortfall against our goals for the year. Consistent with the principles upon which our executive compensation program is based, the failure to achieve targeted levels of performance resulted in negative adjustments to the compensation amounts paid to our executive officers during the year, particularly in the decision of our Compensation Committee to pay no bonuses to our CEO and other NEOs, other than amounts tied directly to achievement of sales targets. The factors our Compensation Committee considered in reaching compensation decisions for our NEOs are outlined below.

Key financial results for the last five fiscal years are highlighted below:

(1)	Non-GAAP net income, non-GAAP gross margin and non-GAAP earnings per share are non-GAAP financial measures. A reconciliation of non-GAAP financial measures used in this report to their most directly comparable GAAP financial measures is included in Appendix A.

The results of our operating and financial performance over the past five years are illustrated in the tables above. Although our historic results are not a guarantee of future performance, we believe Merit is well positioned for sustainable growth in profitability going forward.

Our operating and financial results were a significant factor in the deliberations of our Compensation Committee when evaluating the amount and form of compensation paid to our CEO and other NEOs. Our Compensation Committee believes there are multiple factors that have contributed to our financial and operating performance, however, two of the key factors have been our outstanding employees and the leadership provided by our CEO and other executive officers. Accordingly, the Compensation Committee seeks to implement and advance an executive compensation program that recognizes Company performance and individual contribution, while encouraging long-term motivation and retention. The Compensation Committee believes our executive compensation program has been instrumental in helping the Company sustain its strong financial performance over many years.

Under the oversight of the Compensation Committee, our compensation philosophy is to offer compensation programs to the NEOs that align the interests of management and shareholders for the purpose of maximizing shareholder value, while considering the interests of other significant stakeholders such as employees, customers, business partners and the communities in which we operate.

Among other objectives, those programs are designed to:

●	focus executives on achieving or exceeding measurable performance targets;
●	influence executives to lead our employees in the implementation of cost-saving plans;
●	continue our entrepreneurial spirit;
●	attract and retain highly-qualified and motivated executives; and
●	promote a highly ethical environment and maintain health and safety standards.

Our executive compensation programs specific to the NEOs are overseen by the Compensation Committee. In pursuit of our compensation philosophy and objectives, the Compensation Committee believes that the compensation packages provided to the NEOs should generally include both cash and equity-based compensation, historically in the form of stock options. Base pay and benefits are set at levels considered necessary to attract and retain qualified and effective executives. Variable incentive pay is used to align the compensation of the NEOs with our short-term business and performance objectives, such as income and overall financial performance. Equity awards have historically been used to retain key employees and to motivate executives to create long-term shareholder value. During the 2019 fiscal year, the Compensation Committee determined to add awards of performance-based restricted stock units to our long-term equity incentive program effective in 2020. The performance-based restricted stock units are designed to increase the alignment of NEO compensation with the Company’s achievement of Board-approved performance measures.

Selected 2019 Highlights

● Developed a program to award long-term performance stock units beginning in 2020 to increase the alignment of executive compensation with the Company’s achievement of Board-approved performance measures

● Prioritized reduction of environmental footprint by continuing to implement new programs to reduce waste, conserve resources, and improve the areas where we do business

● Implemented Company-wide operating efficiency initiatives designed to reduce operating expenses and increase profitability

● Based on Company failure to achieve stated performance targets, no 2019 bonuses were paid to NEOs, other than amounts tied directly to achievement of sales targets.

● Cumulative total return on our Common Stock from December 31, 2014 to December 31, 2019 of approximately 80% (1)

(1) Reflects five-year cumulative total return of our Common Stock, as reported by Nasdaq for the period from December 31, 2014 to December 31, 2019. Past results are not necessarily an indicator of future results.

Process for Establishing Compensation

Procedure

The Compensation Committee has oversight responsibility for establishing compensation practices for our CEO and the other NEOs. The Compensation Committee also reviews all compensation decisions for employees of the Company who are related to our CEO.

Performance reviews of the CEO are conducted by the Compensation Committee based on our performance during a given year, compared with our performance objectives, as well as other factors intended to maximize short-term and long-term shareholder value.

Performance reviews of the other NEOs are based on the CEO’s evaluation of individual officer and Company performance for that year, with the objective of maximizing shareholder value. With respect to the compensation levels for the other NEOs, the Compensation Committee considers input and recommendations from the CEO. The CEO makes recommendations concerning salary adjustments, cash bonus programs and equity awards for the other NEOs, and the Compensation Committee considers those recommendations in determining the compensation of the other NEOs.

Role of Consultants

The Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent compensation consulting firm, to review our executive officer and director compensation practices and advise the Compensation Committee with respect to those compensation practices, including salary, bonus, benefits and equity awards for our executive officers and retainers, meeting fees and equity awards for our directors. The Compensation Committee has generally evaluated and considered Pearl Meyer’s reports and recommendations.

In conducting its review of our executive compensation practices for 2019, the Compensation Committee consulted with Pearl Meyer regarding the Company’s executive composition practices for 2019, the implementation of our 2019 Executive Bonus Plan discussed in Part III, Item 11 under the heading “Executive Bonus Plan” and the issuance of performance-based restricted stock units (“PSUs”) designed to increase the alignment of executive compensation with the Company’s achievement of Board-approved performance measures, as discussed in Part III, Item 11 under the heading “Performance Stock Units”. During 2019, the Compensation Committee reviewed industry and peer compensation data for medical device companies included in published surveys issued by Radford, Aon Hewitt’s medical device consulting group (“Radford”). During 2019, we participated in the Radford Global Technology Survey (“Radford Survey”), which includes more than 100 medical device companies with headquarters located in the United States. The Radford Survey – which we believe is generally considered a standard source of information for executive compensation – provides valuable information regarding industry and peer executive compensation practices. Our management uses the Radford Survey to determine the reasonableness of compensation for various levels of employees, including executive officers.

The Compensation Committee also directed management to perform an internal review of Company executive compensation practices, as well as the executive compensation practices of other U.S. publicly-traded companies in the medical device industry.

Neither the consultation with Pearl Meyer, the Radford Survey nor our internal review yielded any significant concerns at the Compensation Committee level regarding our executive compensation practices.

Evaluation

In evaluating compensation of the NEOs for the year ended December 31, 2019, the Compensation Committee considered, among other factors, our performance and relative shareholder return in 2019, as compared to our performance targets for 2019, and other factors considered relevant by the Compensation Committee.

Notwithstanding the Compensation Committee’s use of the information supplied by Pearl Meyer, and information obtained from the Radford Survey and our management’s review of executive compensation practices, the decisions of the Compensation Committee with regard to the NEOs for 2019 were based principally on objective and subjective evaluations of the individual NEOs.

Other Considerations

The Compensation Committee also relied on its experience and judgment in making executive compensation decisions after reviewing our performance on a quarterly and annual basis, and evaluating each NEO’s individual performance and responsibilities with the Company, as well as current compensation arrangements. The compensation program for the NEOs and the Compensation Committee assessment process have been designed to be flexible in an effort to respond to the evolving business environment and individual circumstances relative to Company and individual performance, shareholder value, as well as internal equity for compensation levels among our executives.

Our executive compensation program is divided into the following two general categories: fixed pay and variable pay.

Fixed pay consists of base salary and is intended to provide each NEO with a level of assured cash compensation appropriate for his or her position within the Company. Variable pay includes annual cash bonus awards and equity-based awards in the form of stock options, each as explained in more detail below. Additionally, beginning in 2020, variable pay includes PSUs.

The Compensation Committee believes that a portion of total compensation of the NEOs should be both at-risk and tied to the Company’s performance goals.

Generally, at the beginning of each year, the CEO identifies performance goals which are intended to align the efforts of our executive officers, including the NEOs, with our achievement of our strategic business plan to maximize shareholder value. The CEO then reviews those performance goals with the Compensation Committee. Those goals then become targets for the variable annual performance bonus component of our executive compensation program. Because the performance goals are generally established at the beginning of each year and market conditions fluctuate throughout the year, the performance goals may not correspond to subsequent annual earnings estimates released by the Company.

Compensation Committee Consideration of Shareholder Advisory Votes

At our annual meeting of shareholders held on May 23, 2019, we submitted the compensation of our executive officers to our shareholders in a non-binding vote. Our executive compensation program received the support of holders of approximately 94% of the shares represented at the meeting.

At our annual meeting of shareholders held on May 24, 2017, our shareholders voted on an advisory basis with respect to the frequency of future advisory votes on executive compensation. Holders of approximately 77% of the shares represented at that meeting expressed their preference for an annual advisory vote. Accordingly, we intend to hold an annual advisory vote on executive compensation until the next “say-on-frequency” vote at our annual meeting of shareholders in 2023.

The Compensation Committee will continue to review future shareholder voting results, and determine whether changes should be made to our executive compensation program based on such voting results.

Pay Mix

The allocation between cash and non-cash NEO compensation is influenced by the practices of subjective and objective analysis conducted by the Compensation Committee and is intended to reflect the Compensation Committee’s determination of the appropriate compensation mix among base pay, annual cash incentives and long-term equity incentives for each NEO. Actual cash and equity-based incentive awards are determined based on the performance of the Company and/or the individual NEO, depending on the position of the NEO, the type of award and our performance, compared to established goals.

For 2019, the elements of the compensation mix for the NEOs included:

●	base salary (designed to attract and retain executives over time);
●	annual performance bonus (designed to focus on business objectives established by the Compensation Committee for a particular year);
●	long-term equity-based incentive compensation in the form of stock option awards (designed to further align NEO pay with performance);
●	broad-based employee retirement, welfare and fringe benefits programs, and other personal benefits; and
●	executive deferred compensation.

Among the factors the Compensation Committee considered when establishing the amounts of fixed and variable compensation paid to our NEOs for 2019 were:
Fred P. Lampropoulos

● leadership and direction of our Company and employees in a challenging business environment;

● our 2019 operating and financial performance;

● development and oversight of operating efficiency initiatives designed to reduce operating expenses and increase profitability;

● operational management, product development (including inventions and patent prosecution), international expansion, subsidiary development, risk management, and manufacturing capacity planning;

● strategic business development, and management development and oversight; and

● shareholder relations.

Raul Parra

● responsibility for the financial and accounting affairs of an increasingly large and complex organization;

● implementation of operating efficiency initiatives designed to reduce operating expenses and increase profitability

● oversight of our cash flow and budgeting practices; and

● accounting for, and financing of, acquired enterprises and products.

Ronald A. Frost

● conducting our worldwide operations within the budget established by the Board;

● integration of the operations of acquired enterprises, particularly the operations acquired from Becton, Dickinson and Company;

● implementation and oversight of our efforts to reduce our environmental footprint and promote sustainability; and

● implementation of operating efficiency initiatives designed to reduce operating expenses and increase profitability.

Joseph C. Wright

● management of our international division, including oversight of our international growth and sales;

● identifying potential new markets for expansion and growth and development of our international sales strategy; and

● budget management.

Justin J. Lampropoulos

● management of our sales and marketing activities throughout the United States, Europe, the Middle East and Africa;

● development and coordination of new product launches, market research, and analysis;

● implementation of sales strategies and performance goals; and

● budget management.

Fixed Compensation

Base Salary

The Compensation Committee does not use a specific formula for evaluating individual performance of the NEOs. The performance of the NEOs other than the CEO is assessed by the Compensation Committee taking into account the CEO's input regarding each NEO’s contributions to our performance for the applicable year. The CEO’s performance is assessed by the Compensation Committee in formal and informal meetings with the CEO, as well as executive sessions conducted by the Compensation Committee.

The criteria used in setting the base salary for each NEO, including the CEO, vary depending on the NEO’s function, but generally include the Compensation Committee’s assessment of the NEO’s:

●	advancement of our interests with shareholders and customers and in other strategic business relationships;
●	achievement of our financial results, position and experience (in an effort to avoid gender or age discrimination);
●	leadership inside and outside the Company;
●	contribution to specific Company initiatives, such as expense reduction efforts, product quality and development and environmental and social objectives; and
●	advancement in skills and responsibility.

Given the subjective nature of the criteria identified above, the Compensation Committee has not attempted to develop numeric measurements in determining base salaries for the NEOs. Instead, the Compensation Committee establishes base salaries at levels commensurate with the Compensation Committee’s evaluation of each NEO’s contribution to our business success. The Compensation Committee has also consulted with Pearl Meyer to assess the levels of base salary and other compensation paid to the CEO and other NEOs, relative to the Company’s peers. In particular, the Compensation Committee has set the base salary and incentive cash bonus of the CEO at levels which are higher than the aggregate amount of base salary and incentive bonus paid to the principal executive officers of a number of our peers. Because the CEO is a founder of the Company and currently owns a substantial number of shares of Common Stock, the Compensation Committee believes his personal interests are closely aligned with the interests of our stakeholders and that the payment of cash compensation in amounts approved by the Compensation Committee is effective in further aligning his interests with the interests of our stakeholders.

Based on its evaluation, the Compensation Committee approved the following NEO base salaries for the year ended December 31, 2019, which are also reflected in the Summary Compensation Table under “Executive Compensation Tables” below.

Named Executive Officer	Base Salary (1)
Fred P. Lampropoulos	$1,804,136
Raul Parra	$580,769
Ronald A. Frost	$598,077
Joseph C. Wright	$550,000
Justin J. Lampropoulos	$596,154

(1)	The base salary amounts shown above reflect amounts paid to the NEOs during 2019 as reported in the Summary Compensation Table shown in Part III, Item 11 of this report. The annual base salary amounts for fiscal year 2020 as approved by the Compensation Committee are: Mr. F. Lampropoulos, $1,750,000; Mr. Parra $600,000; Mr. Frost, $600,000, Mr. Wright, $550,000, and Mr. J. Lampropoulos $600,000.

In April 2020, after giving consideration to the significant impact of the COVID-19 pandemic on the Company’s personnel, operations and financial results and uncertainly regarding the scope and duration of that impact, the Company implemented a temporary salary reduction for executive management and certain other salaried personnel. The amount of the reduction for each affected employee was based upon the base salary of that employee.  As a consequence of those salary reductions, the base salary for each of the NEOs was reduced by 20% from the amounts indicated in footnote 1 of the preceding table.

Variable Compensation

In general, our variable compensation programs are designed to align the interests of our executive officers, including the NEOs, with our operating and financial results.

Annual Performance Cash Bonuses

Our general practice is to provide our NEOs with the opportunity to earn annual performance bonus compensation under a program that recognizes attainment of key objectives. The key objectives that underlie our annual incentive compensation programs are established annually by the Compensation Committee based upon recommendations made by the CEO, and may vary between years and between NEOs, but generally include objectives that reward attainment of targeted levels of sales, earnings and gross margins.

In setting the performance bonus amounts that an NEO is eligible to earn for achieving specified objectives, the Compensation Committee and the CEO consider bonus and total cash compensation levels for each NEO. Although bonus opportunities for achieving objectives are generally established for each NEO based on job scope and contribution, the Compensation Committee retains discretion to positively or negatively adjust performance bonus amounts based on factors that are not included in the pre-determined objectives. NEOs also have the opportunity to earn additional discretionary bonuses for extraordinary performance, as determined by the Compensation Committee.

The decision as to whether to provide an annual performance bonus program to any NEO for any year, the type and funding of any program offered, and the objectives that underlie any program, are subject to the discretion of the Compensation Committee, taking into account the recommendation of the CEO and industry-specific conditions existing during the applicable year. The Compensation Committee may also exercise positive or negative discretion based on its assessment of the individual NEO’s contribution and accountability for the objectives that are the subject of the bonus recommendations from the CEO and any other factors the Compensation Committee considers relevant.

For 2019 (and after considering the CEO’s recommendations), the Compensation Committee established incentive cash performance bonus objectives for Fred Lampropoulos and Joseph Wright, but did not establish specific incentive cash performance bonus objectives for the other NEOs. The incentive cash performance bonus objectives for Mr. Lampropoulos were based on sales, gross margins (calculated on a non-GAAP basis), and earnings per share (calculated on a non-GAAP basis). The incentive cash performance bonus objectives for Mr. Wright were based on sales of the Company’s products in all global markets other than the United States, Europe, the Middle East, and Africa.

The specific 2019 performance bonus objectives established by the Compensation Committee for Mr. Fred Lampropoulos, together with the level of our actual 2019 performance in those categories, were as follows.

Performance Bonus Objectives	2019 Goals	2019 Results

Sales	$1,011 – 1,030M	$994.9M
Gross Margin (Non-GAAP) (1)	50.6 – 51.3%	48.6%
Earnings Per Share (Non-GAAP) (2)	$1.97 - $2.08	$1.46

(1)	Non-GAAP Gross Margin is calculated by adjusting GAAP gross profit by amounts recorded for amortization of intangible assets and inventory mark-up related to acquisitions. See Appendix A under the heading “Non-GAAP Financial Measures” for additional information.
(2)	Non-GAAP Earnings Per Share is calculated as GAAP net income excluding intangible amortization expense, acquisition related costs, intangible and other asset impairment charges, contingent consideration expense (benefits), certain legal expenses, and severance costs. All excluded items are tax affected and total Non-GAAP net income is divided by the weighted average diluted shares outstanding. See Appendix A under the heading “Non-GAAP Financial Measures” for additional information.

The specific 2019 performance bonus objectives for Mr. Fred Lampropoulos in the categories outlined above align with the guidance we issued publicly on February 26, 2019, but were not adjusted downward to reflect the updated guidance we issued publicly on July 25, 2019 and October 30, 2019.

The Compensation Committee’s evaluation of the performance bonus objectives and results shown above indicated that we did not reach performance levels that met or exceeded any of the three objectives established by the Compensation Committee. Accordingly, the Compensation Committee determined that no incentive cash performance bonus should be paid to Mr. Fred Lampropoulos with respect to the 2019 fiscal year. Although the Compensation Committee did not establish specific 2019 incentive cash performance bonus objectives for Messrs. Parra, Frost and Justin Lampropoulos, the Compensation Committee determined that no discretionary incentive cash performance bonuses should be paid to such officers in 2019 due to the Company’s failure to meet the performance goals listed above (See “Discretionary Bonuses”).

With respect to Mr. Wright, the Compensation Committee approved incentive cash performance bonus objectives based on the following sales targets for our international operations for which Mr. Wright has supervisory responsibility.

2019 Goal	2019 Results
$216.4 million	$227.0 million

Based on the Company’s achievement of the incentive cash performance bonus objectives approved by the Compensation Committee, the Compensation Committee approved the payment to Mr. Wright of an incentive cash performance bonus in the amount of $300,000, as reflected in the Summary Compensation Table set forth in Part III, Item 11 of this report.

Executive Bonus Plan

After reviewing our executive incentive compensation practices, and based upon the preferences communicated by the institutional shareholder community, in 2019 our Board adopted the Merit Medical Systems, Inc. Executive Bonus Plan (the “Executive Bonus Plan”). The purposes of the Executive Bonus Plan are to motivate and reward the Company’s executive employees by making a portion of their annual cash compensation dependent on the achievement of certain pre-determined corporate performance goals, to align the interests of those executives with those of the Company, and to attract and retain superior executive employees by providing a competitive bonus program that rewards outstanding performance. The Executive Bonus Plan is administered by the Compensation Committee and became effective for the year ending December 31, 2019 and thereafter. During each year of the operation of the Executive Bonus Plan, the Compensation Committee will establish a target bonus amount and performance criteria and goals for each participating executive officer. At the conclusion of such year, the Compensation Committee will determine the bonus amount payable to each participating executive officer and the Company will pay to the executive officer the determined bonus amount not later than the 15th day of the third month following the conclusion of the applicable year. In determining the amount of each award to be paid, the Compensation Committee may reduce, eliminate or increase (but not above 110% of the applicable award amount otherwise payable) the amount of an Award if, in its discretion, such reduction, elimination or increase is appropriate. The amounts payable to executive officers participating in the Executive Bonus Plan will be determined and allocated based on the performance criteria established for the applicable year, and the Company’s performance relative to those criteria. For 2019, the performance criteria were based upon the Company’s net sales, non-GAAP net income and non-GAAP gross margin. For 2019, the Compensation Committee established a target award amount for Mr. Fred Lampropoulos of $1,000,000; however, because the Company did not achieve the performance criteria established pursuant to the Executive Bonus Plan, Mr. Fred Lampropoulos did not receive any payment under the plan. Although all NEOs are eligible to participate in the Executive Bonus Plan, for 2019 the Compensation Committee did not establish target award amounts under the plan of any NEOs other than Mr. Fred Lampropoulos.

For 2020, the Compensation Committee has established target award amounts for each of the executive officers of the Company, including Mr. Fred Lampropoulos and the other NEOs other than Mr. Wright. The Compensation Committee has also established the corporate performance goals (revenues, non-GAAP gross margin and non-

GAAP earnings per share) upon which payments (if any) under the Executive Bonus Plan will be determined. The Compensation Committee does not anticipate that Mr. Wright will participate in the Executive Bonus Plan during 2020 because his incentive compensation goal for the year has already been established based on the Company’s sale targets for the international operations for which Mr. Wright has supervisory responsibility.

Return of Incentive Compensation (“Clawback Policy”)

The Executive Bonus Plan provides to our Board the authority to obtain reimbursement from any participant in the plan if the Board determines that: (a) a significant restatement of the Company’s financial results for any of the three prior fiscal years is required; and (b) the participant’s award amount would have been lower had the financial results been properly calculated. Such reimbursement shall consist of any portion of any award previously paid to such participant that is greater than the award that would have been paid if calculated based upon the restated financial results. The action permitted to be taken by the Board under the Executive Bonus Plan is in addition to, and not in lieu of, any and all other rights of the Board and/or the Company under applicable law or any other claw-back or similar policy of the Company. The PSU agreements which are part of the long-term equity incentive program which our Compensation Committee implemented in 2020 also include a “clawback” feature which permits our Compensation Committee to recover payments from award recipients if (i) the payment was predicated upon achieving financial results that were subsequently the subject of a restatement of the Company’s financial statements filed with the Commission; (ii) the Compensation Committee determines that the recipient engaged in intentional misconduct, gross negligence or fraudulent or illegal conduct that caused or substantially caused the need for the restatement; and (iii) a lower amount would have been paid to the recipient based upon the restated financial results.

Discretionary Bonuses

In addition to the cash bonus opportunities under the performance bonus program described above, the Compensation Committee (with the input of the CEO) may choose to reward extraordinary performance and achievements by awarding discretionary bonuses to the NEOs and other executives from time to time that are not part of the annual incentive plan or any other plan. Based upon the Compensation Committee’s review of the performance bonus objectives discussed above, the Compensation Committee determined that no discretionary bonuses should be paid to any NEOs in 2019. There is no standing expectation that all (or any) NEOs will receive discretionary performance bonuses in any particular year, and the criteria for such bonuses are not established in advance.

Long-Term Incentive Compensation

Historically, long-term equity awards, in the form of stock options, have been granted at the Compensation Committee’s discretion to the NEOs annually in an effort to provide long-term performance-based compensation, to encourage the NEOs to continue their engagement with the Company throughout the vesting periods, and to align management and shareholder interests. Beginning with our 2019 fiscal year, long-term equity awards were and will continue to be made under the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”).  Although we have traditionally made long-term equity incentive awards to our NEOs solely in the form of stock options, during 2019, the Compensation Committee developed a program, which was implemented in 2020, to grant to the Company’s executive officers long-term equity awards in the form of stock options and performance-based restricted stock units or PSUs, with the objective of more closely aligning management and shareholder interests. For 2020, the Compensation Committee reduced the number of stock options awarded to each NEO to approximately 40% of the total target long-term incentive compensation amount for that NEO, with the remaining portion of the NEO’s long-term incentive compensation amount awarded in the form of PSUs.

In making awards under our 2018 Incentive Plan, the Compensation Committee considers grant size, the appropriate combination of equity-based awards, the impact of the grant on our financial performance (as determined in accordance with the requirements of the Financial Accounting Standards Board ASC Topic 718 (“ASC Topic 718”)), and the corresponding compensation value used by the Company in determining the amount of the awards (which may vary from the ASC Topic 718 expense).

Generally, the amount of long-term equity awards granted to the NEOs has been based upon the Compensation Committee’s assessment of each NEO’s expected future contributions to the Company and other factors. The amount or existence of those awards may also be influenced by external factors such as general economic or industry-specific conditions. We generally grant long-term equity awards at the regularly-scheduled Compensation Committee meeting held in February or May of each year but may vary the date of grant from year to year.

Stock Options

During 2019, the Compensation Committee granted stock option awards to NEOs under the 2018 Incentive Plan in the following amounts:

Named Executive Officer	Number of Options Granted
Fred P. Lampropoulos	159,151
Raul Parra	30,000
Ronald A. Frost	30,000
Joseph C. Wright	30,000
Justin J. Lampropoulos	30,000

Performance Stock Units

During 2019, in consultation with Pearl Meyer, the Compensation Committee developed a program, which was implemented 2020, to grant to the Company’s executive officers equity awards under our 2018 Incentive Plan consisting in part of PSUs, with the objective of more closely aligning management and shareholder interests. Subject to the terms and conditions of PSU award agreements executed with the Company’s executive officers, each executive officer is entitled to receive a payment in shares of Common Stock based upon the target number of shares determined by the Compensation Committee and the Company’s performance during the applicable performance period with respect to the achievement of free cash flow (“FCF”) targets as defined in the agreements and the Company’s relative total shareholder return (“rTSR”) compared to the Russell 2000 index (“Performance Goals”).  The actual number of shares to be issued to each executive officer will be determined by the Compensation Committee by multiplying the total target number of shares for that employee by the applicable FCF and rTSR multipliers, based on the Company’s performance during the applicable performance period.  The Compensation Committee has the sole authority and discretion to determine the achievement level with respect to the number of shares earned at the end of each performance period.  PSUs may also include a feature providing for the payment of a long-term cash award based on the degree of attainment of the same designated Performance Goals that apply to the earning and issuance of shares of Common Stock under the PSUs.  The Compensation Committee consulted with Pearl Meyer in reaching its determination of number of shares subject to the PSU awards granted to each of the NEOs in 2020.

Broad-Based Benefits Programs

We offer multiple broad-based benefits programs to our employees, including our NEOs. Those programs include benefits such as health, dental, vision, disability and life insurance, health savings accounts, health care reimbursement accounts, employee stock purchase plan, paid vacation time and discretionary Company contributions to a 401(k) profit sharing plan.

Benefits are provided to our NEOs in accordance with practices the Compensation Committee believes are consistent with industry standards. The Compensation Committee believes such benefits are a necessary element of compensation in attracting and retaining employees. In addition, the NEOs receive limited perquisites in an attempt to achieve a competitive pay package, as further detailed in the Summary Compensation Table.

Deferred Compensation Plan

We provide a non-qualified deferred compensation plan for the benefit of certain of our highly-compensated management employees, including the NEOs. Under the non-qualified deferred compensation plan, eligible executives may elect in advance of each calendar year to defer up to 100% of their cash salary and bonus compensation earned with respect to such year. Amounts deferred are credited to an unfunded liability account maintained by the Company on behalf of the applicable NEO, which account is deemed invested in and earns a rate of return based upon certain notational and self-directed investment options offered under the plan. In our discretion, we may elect to credit each eligible participant’s account under the deferred compensation plan with an employer matching contribution but, to date, we have never elected to do so. Participant account balances under the deferred compensation plan are fully-vested and will be paid by the Company to each participant upon retirement or separation from employment, or on other specified dates, in a lump sum or in installments according to a schedule elected in advance by the participant.

The Company and its subsidiaries do not maintain any other executive pension or retirement plans for the NEOs.

Employment Agreements

The Compensation Committee has determined that executive employment agreements are necessary to provide competitive compensation arrangements to our NEOs, particularly because such agreements are common in our industry. Moreover, the Compensation Committee believes that the change in control provisions within the executive employment agreements help to retain the NEOs by reducing personal uncertainty and anxiety that may arise from the possibility of a future business combination.

We have entered into employment agreements (collectively, the “Employment Agreements”) with each of the NEOs. The annual base salaries paid under the Employment Agreements for 2019 were:

Named Executive Officer	Base Salary (1)
Fred P. Lampropoulos	$1,804,136
Raul Parra	$580,769
Ronald A. Frost	$598,077
Joseph C. Wright	$550,000
Justin J. Lampropoulos	$596,154
(1)	The base salary amounts shown above reflect amounts paid to the NEOs during 2019 as reported in the Summary Compensation Table shown in Part III, Item 11 of this report. The annual base salary amounts for fiscal year 2020 as approved by the Compensation Committee are: Mr. F. Lampropoulos, $1,750,000; Mr. Parra $600,000; Mr. Frost, $600,000, Mr. Wright, $550,000, and Mr. J. Lampropoulos $600,000.

The amount of the base salary payable to each NEO may be subject to change based on review by the Compensation Committee on an annual basis. Although the employment status of each of the NEOs is “at will,” the Employment Agreements provide for mandatory severance payments to each NEO in the event the NEO’s employment terminates for certain reasons in connection with a “Change in Control” (as defined below). Those severance arrangements are discussed in greater detail below under the heading “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

In addition to the annual base salary described above, the Employment Agreements also allow the NEOs to receive an annual cash bonus payment in an amount to be determined in the sole discretion of the Board (which has delegated that authority to the Compensation Committee). Notably, in fiscal years ending after a Change in Control, the annual bonus must be at least equal to an NEO’s average annual cash bonus for the last three full fiscal years ending prior to the Change in Control.

The NEOs (and to the extent applicable, their spouses and eligible dependents) are eligible to participate in all incentive, savings and retirement, health insurance, term life insurance, long-term disability insurance, deferred compensation, employee stock purchase and other employee benefit plans, policies or arrangements we maintain for our employees generally and, at the discretion of the Compensation Committee, in the 2018 Incentive Plan and other benefit plans maintained by the Company for our executives.

The terms of the Employment Agreements reflect in part the concern of the Compensation Committee that a future threatened or actual change in control, such as through an acquisition or merger, could cause disruption and harm to the Company in the event of the resulting loss of any of its key executives. The change in control provisions in the Employment Agreements are intended to provide a measure of incentive and security to our key executives until the resolution of any such threatened or actual change in control.

However, the Compensation Committee believes that such agreements should not include provisions that would obligate a potential acquirer of the Company to make large payouts to the NEOs simply because a change in control has occurred. Because of this concern, the occurrence of a change in control event alone will not trigger any payment obligations to the NEOs under their respective Employment Agreements. Additional change in control payment obligations under the Employment Agreements only arise in the event the NEO’s employment is terminated “without Cause” in connection with the change in control or the NEO resigns “for Good Reason” (with each capitalized term in this sentence defined in the Employment Agreements and described under the heading “Potential Payments Upon Termination or Change in Control—Employment Agreements” below) in connection with a change in control. Thus, the Compensation Committee regards the employment agreements as “double trigger” change in control agreements.

Tax Deductibility and Executive Compensation

Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes a $1.0 million annual limit on the amount that a public company may deduct for compensation paid to a company’s chief executive officer, chief financial officer, or any of the company’s three other most highly compensated executive officers for a tax year. For tax years beginning before 2018, the limit did not apply to compensation that met the requirements of Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by our shareholders). Qualified performance-based awards, such as stock options, issued prior to 2018 remain under certain conditions exempt from Section 162(m) even if exercised after 2017.

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) and attempts, to the extent practical, to implement compensation policies and practices that maximize the potential income tax deductions available to the Company.

In certain situations, the Compensation Committee may approve compensation that will exceed the deduction limitations of Section 162(m) in order to ensure competitive levels of total compensation for its executive officers. In such situations, the portion of the compensation payable to the executive officer that exceeds the $1.0 million limit will not be deductible for tax purposes. Although deductibility of executive compensation for tax purposes is generally preferred, tax deductibility is not the primary objective of our executive compensation programs. The Company and the Compensation Committee believe that meeting the compensation objectives described above is more important than the benefit of being able to deduct the compensation for tax purposes.

All compensation paid to the NEOs, other than Mr. Fred Lampropoulos, during 2019 was intended to be deductible under Section 162(m). Although Mr. Fred Lampropoulos’ compensation for 2019 exceeded the deduction limits of Section 162(m), the Compensation Committee approved that compensation amount in order to provide Mr. Fred Lampropoulos with a compensation package that the Compensation Committee considers competitive and in the best interests of the Company and its shareholders.

Additionally, under Sections 280G and 4999 of the Code, our NEOs and other Company executives may be subject to additional taxes if they receive payments or benefits in connection with a change of control of the Company that exceed certain prescribed limits (so-called “Excess Parachute Payments”), and the Company or its successor may not deduct such Excess Parachute Payments. The Company is not obligated to provide any NEO or other executive with a “gross-up” or other reimbursement payment for any tax liability that the executive might owe as a result of the application of Sections 280G or 4999 of the Code. Certain potential future payments described in the table captioned “Termination Without Cause or For Good Reason in Connection with a Change in Control” in Part III, Item 11 of this report may, however, constitute Excess Parachute Payments that the Company or its successor could not fully deduct.

Compensation Policies and Practices Relating to Risk Management

The Compensation Committee has reviewed our company-wide compensation program, which applies to all of our full-time employees, including the NEOs. The Compensation Committee has also reviewed our executive compensation practices with Pearl Meyer. Based on the Compensation Committee’s review of the various elements of our executive compensation practices and policies, the Compensation Committee believes our compensation policies and practices are designed to create appropriate and meaningful incentives for our employees without encouraging excessive or inappropriate risk taking.

After undertaking this review, the Compensation Committee came to the following conclusions:

●	Our compensation policies and practices are designed to include a significant level of long-term compensation, which discourages short-term risk taking;
●	The base salaries we provide to our employees are generally consistent with salaries paid for comparable positions in our industry, and provide our employees with steady income while reducing the incentive for employees to take risks in pursuit of short-term benefits;
●	Our incentive compensation is capped for some NEOs at levels established by the Compensation Committee, which it believes reduces the incentive for excessive risk-taking;
●	We have established and adopted codes of ethics and business conduct, which are designed to reinforce the balanced compensation objectives established by the Compensation Committee; and
●	We have adopted equity ownership guidelines for our executive officers, which the Compensation Committee believes discourages excessive risk-taking.

Based on the review outlined above, the Compensation Committee has further concluded that the risks arising from our compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The Compensation Committee establishes and oversees the design and function of our executive compensation programs.

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company and recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Compensation Committee: A. Scott Anderson (Chair) Franklin J. Miller, M.D. F. Ann Millner, Ed. D.

Executive Compensation Tables

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation earned by each of the NEOs for the years indicated.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Position	Year	($)	($) (1)	($) (2)	($) (3)	($)		($)
Fred P. Lampropoulos	2019	1,804,136	—	3,008,622	—	236,528	(4)(5)	5,049,286
Chair of the Board, CEO and President	2018	1,700,000	—	587,861	1,300,000	92,719	(4)(5)	3,680,580
	2017	1,412,308	400,000	1,838,700	600,000	59,787	(4)(5)	4,310,795

Raul Parra	2019	580,769	—	567,126	—	20,873	(4)(5)	1,168,768
Chief Financial Officer and Treasurer (6)	2018	319,231	275,000	154,692	—	51,987	(4)(5)	800,910

Ronald A. Frost	2019	598,077	—	567,126	—	65,515	(4)(5)	1,230,718
Chief Operating Officer	2018	532,692	150,000	618,768	—	65,499	(4)(5)	1,366,959
	2017	400,000	200,000	459,675	—	23,145	(4)(5)	1,082,820

Joseph C. Wright	2019	550,000	—	567,126	300,000	48,632	(4)(5)	1,465,758
President, Merit International	2018	536,538	—	386,730	300,000	25,298	(4)(5)	1,248,566
	2017	473,078	—	229,838	225,000	15,551	(4)(5)	943,467

Justin J. Lampropoulos	2019	596,154	—	567,126	—	48,319	(4)(5)	1,211,599
Executive Vice President, Sales, Marketing and Strategy (6)	2018	500,000	50,000	309,384	—	45,267	(4)(5)	904,651
	2017	500,000	50,000	229,838	—	5,963	(5)	785,801

(1)	Bonus amounts represent discretionary bonuses not based solely upon pre-determined performance criteria.
(2)	Stock Awards reflect the aggregate grant date fair value of the awards granted to the NEOs in the year shown under our 2006 Incentive Plan or our 2018 Incentive Plan, as applicable, computed in accordance with FASB ASC Topic 718. Such amounts have been calculated in accordance with current financial statement reporting guidance, using the same assumptions the Company has used for financial statement reporting purposes with respect to our long-term incentive plans. Assumptions used in the calculation of these amounts for 2019, 2018, and 2017 are included in footnotes to our audited consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 (which are included in our Annual Reports on Form 10-K filed with the Commission on March 2, 2020, March 1, 2019, and March 1, 2018, respectively).
(3)	Incentive bonuses under our performance-based annual bonus plan based on pre-established performance criteria appear in the Non-Equity Incentive Plan Compensation column. The Compensation Committee’s evaluation of our achievement of the performance bonus goals for Mr. Wright in 2019 indicated that we achieved the goal established for international operations for which Mr. Wright has supervisory responsibility. Based upon the Company’s achievement of this goal established by the Compensation Committee, the Compensation Committee determined to award to Mr. Wright the full amount of the targeted annual cash bonus established for him. No other NEOs earned bonuses of any kind with respect to 2019.
(4)	Amounts include vacation benefits paid to the NEOs in cash in lieu of vacation benefits, as follows:
●	for the year ended December 31, 2019: $228,128 for Mr. F. Lampropoulos; $15,865 for Mr. Parra; $57,115 for Mr. Frost; $40,232 for Mr. Wright; and $40,012 for Mr. J. Lampropoulos.
●	for the year ended December 31, 2018: $84,469 for Mr. F. Lampropoulos; $43,737 for Mr. Parra; $57,249 for Mr. Frost; $17,048 for Mr. Wright; and $37,536 for Mr. J. Lampropoulos.
●	for the year ended December 31, 2017: $53,824 for Mr. F. Lampropoulos; $17,183 for Mr. Frost; and $9,588 for Mr. Wright.

(5)	Amounts shown also include matching contributions made by the Company for the benefit of the NEOs to the Company’s 401(k) Plan in the following amounts:
●	for the year ended December 31, 2019: Mr. F. Lampropoulos, $8,400; Mr. Parra, $5,008; Mr. Frost, $8,400; Mr. Wright, $8,400; and Mr. J. Lampropoulos, $8,307.
●	for the year ended December 31, 2018: Mr. F. Lampropoulos, $8,250; Mr. Parra, $8,250; Mr. Frost, $8,250; Mr. Wright, $8,250; and Mr. J. Lampropoulos, $7,731.
●	for the year ended December 31, 2017: Mr. F. Lampropoulos, $5,963; Mr. Frost, $5,963; Mr. Wright, $5,963; and Mr. J. Lampropoulos, $5,963.
(6)	Mr. Parra became an executive officer of the Company on May 29, 2018. The foregoing table presents compensation received for the years in which an NEO acted in an executive officer capacity.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards to the NEOs during the year ended December 31, 2019.

Named Executive Officer	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			All other Option Awards: Number of Securities Underlying Options Granted (#) (2)	Exercise Price of Option Awards ($/sh) (3)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Fred P. Lampropoulos	N/A	—	$1,000,000	—	—	—	—
	3/1/2019	—	—	—	159,151	$55.73	$3,008,622
Raul Parra	N/A	—	—	—	—	—	—
	3/1/2019	—	—	—	30,000	$55.73	$567,126
Ronald A. Frost	N/A	—	—	—	—	—	—
	3/1/2019	—	—	—	30,000	$55.73	$567,126
Joseph C. Wright	N/A	$180,000	$300,000	$300,000	—	—	—
	3/1/2019	—	—	—	30,000	$55.73	$567,126
Justin J. Lampropoulos	N/A	—	—	—	—	—	—
	3/1/2019	—	—	—	30,000	$55.73	$567,126

(1)	Listed amounts reflect threshold, target, and maximum incentive performance bonuses for 2019. For the year ended December 31, 2019, Mr. Fred Lampropoulos did not receive any incentive performance bonus. For the year ended December 31, 2019, Mr. Wright received the full targeted level of his incentive performance bonus, as discussed above and as shown in the “Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table above. Mr. Wright’s annual incentive performance bonus is paid in quarterly increments of up to $75,000 based upon the Company’s achievement of sales targets for our international operations for which Mr. Wright has supervisory responsibility. If the Company achieves less than 80% of those sales targets on an annual basis, no bonus is payable to Mr. Wright.
(2)	Stock options vest at the rate of 20.0% per year over five years on the first through the fifth anniversaries of the date of the grant.
(3)	The exercise price per share for each stock option is the market closing price on the date of the grant.

Outstanding Equity Awards at Year End

The following table provides information on the holdings of stock options and other stock awards by the NEOs as of December 31, 2019.

Named Executive Officer (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Fred P. Lampropoulos	10/4/2014	50,000	—	12.06	10/4/2021
	2/13/2015	40,000	10,000	17.27	2/13/2022
	1/28/2016	30,000	20,000	16.05	1/28/2023
	4/14/2017	80,000	120,000	28.20	4/14/2024
	3/2/2018	7,600	30,402	44.80	3/2/2025
	3/1/2019	—	159,151	55.73	3/1/2026
Raul Parra	10/4/2014	1,000	—	12.06	10/4/2021
	2/13/2015	—	1,000	17.27	2/13/2022
	1/28/2016	—	2,000	16.05	1/28/2023
	4/14/2017	—	6,000	28.20	4/14/2024
	3/2/2018	—	8,000	44.80	3/2/2025
	3/1/2019	—	30,000	55.73	3/1/2026
Ronald A. Frost	10/4/2014	25,000	—	12.06	10/4/2021
	2/13/2015	16,000	4,000	17.27	2/13/2022
	1/28/2016	12,000	8,000	16.05	1/28/2023
	4/14/2017	20,000	30,000	28.20	4/14/2024
	3/2/2018	8,000	32,000	44.80	3/2/2025
	3/1/2019	—	30,000	55.73	3/1/2026
Joseph C. Wright	7/31/2013	10,000	—	13.14	7/31/2020
	10/4/2014	25,000	—	12.06	10/4/2021
	2/13/2015	8,000	2,000	17.27	2/13/2022
	1/28/2016	12,000	8,000	16.05	1/28/2023
	4/14/2017	10,000	15,000	28.20	4/14/2024
	3/2/2018	5,000	20,000	44.80	3/2/2025
	3/1/2019	—	30,000	55.73	3/1/2026
Justin J. Lampropoulos	10/4/2014	5,000	—	12.06	10/4/2021
	2/13/2015	16,000	4,000	17.27	2/13/2022
	1/28/2016	12,000	8,000	16.05	1/28/2023
	4/14/2017	10,000	15,000	28.20	4/14/2024
	3/2/2018	4,000	16,000	44.80	3/2/2025
	3/1/2019	—	30,000	55.73	3/1/2026

(1)	Each unvested stock option award vests 20% each year for five years commencing one year from the grant date. No stock-based awards, other than stock options, were granted to the NEOs in 2017, 2018 or 2019.

Option Exercises and Stock Awards Vested

The following table provides information regarding stock options exercised by the NEOs during the year ended December 31, 2019.

	Number of Shares Acquired on Exercise	Value Realized on Exercise $ (1)
Name Granted
Fred P. Lampropoulos	—	—
Raul Parra	7,000	223,851
Ronald A. Frost	—	—
Joseph C. Wright	—	—
Justin J. Lampropoulos	8,000	381,806
(1)	The reported value for this column is determined by multiplying the number of shares acquired upon the exercise of the applicable option by the difference between the market price of our Common Stock on the date of exercise and the exercise price of the stock option. The value is stated before payment of applicable taxes.

Non-Qualified Deferred Compensation

Pursuant to the Merit Medical Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), NEOs may elect prior to the beginning of each calendar year to defer the receipt of base salary and bonuses earned for the ensuing calendar year. Amounts deferred are credited to an unfunded liability account maintained by the Company on behalf of the applicable NEO, which account is deemed invested in and earns a rate of return based upon certain notational, self-directed investment options offered under the Deferred Compensation Plan. The NEOs’ accounts under the Deferred Compensation Plan may also be credited with a discretionary employer matching contribution, although no such discretionary contribution was made for 2019 or at any other time since the Deferred Compensation Plan’s inception. Participant account balances under the Deferred Compensation Plan are fully-vested and will be paid by the Company to each NEO upon retirement or separation from employment, or on other specified dates, in a lump sum form or in installments according to a schedule elected in advance by the participant. The following table sets forth certain information regarding the account balances and amounts with respect to the NEOs who participated in the Deferred Compensation Plan during 2019.

	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Years End ($)
Named Executive Officer
Ronald A. Frost	—	—	98,974	—	543,799
Joseph C. Wright	127,500	—	417,716	—	1,895,071

(1)	These amounts are also reflected in the Summary Compensation Table for the year ended December 31, 2019 as “Salary.”

The table below shows the funds available for notational investment under the Deferred Compensation Plan and their annual rate of return for the calendar year ended December 31, 2019. These notational investments were generally the same as the mutual fund investment options offered in 2019 under our 401(k) Plan:

Name of Fund	Rate of Return
Vanguard VIF Equity Index	31.30%
T. Rowe Price Mid Cap Growth II	30.98%
Vanguard VIF Total Stock Market Index Inv	30.75%
MFS VIT III Mid Cap Value Svc	30.71%
T. Rowe Price Blue Chip Growth	29.89%
Vanguard VIF REIT Index	28.81%
Vanguard VIF Small Company Growth Inv	28.05%
T. Rowe Price Equity Income II	26.04%
MFS VIT II International Value Svc	25.65%
Model Portfolio - Global Growth	24.46%
American Funds IS International 2	22.88%
DFA VA US Targeted Value	22.56%
Nationwide VIT International Index II	21.42%
Model Portfolio - Balanced Growth	21.31%
Model Portfolio - Balanced Moderate	18.45%
Lazard Retirement Emerging Markets Svc	18.14%
Model Portfolio - Balanced Conservative	15.53%
Model Portfolio - Income with Growth	13.34%
Van Eck VIP Global Hard Assets Initial	11.87%
PIMCO VIT Real Return Admin	8.44%
PIMCO VIT Total Return Admin	8.36%
Nationwide VIT Money Market V	1.83%

Potential Payments Upon Termination or Change in Control Under Employment Agreements

In 2016, the Company entered into an Employment Agreement with each of Messrs. Fred Lampropoulos, Frost, Wright and Justin Lampropoulos, which were amended in 2017. In 2018, the Company entered into an Employment Agreement with Mr. Parra. The Employment Agreements (as amended) are described further in the “Compensation Discussion and Analysis” discussion above.

The Employment Agreements provide payments and benefits in the event of termination of employment under certain circumstances, including in connection with a change in control as follows:

Termination Other Than in Connection with a Change in Control.

If an Executive’s employment with the Company is terminated for any reason, voluntarily or involuntarily, with or without “Cause” (as defined below), other than “in Connection with a Change in Control” (as defined below), we are obligated to pay the Executive a lump sum cash payment equal to his or her accrued and unpaid base salary and any accrued vacation pay earned but not yet paid through the date of termination, plus a lump sum cash payment equal to the Executive’s accrued annual bonus earned for our last fiscal year ending immediately prior to the Executive’s date of termination, to the extent not already paid (the sum of such payments hereinafter referred to as the “Accrued Obligations”). Any additional severance benefit is solely at the discretion of the Company. A termination is deemed to be “in Connection with a Change in Control” if it occurs on or within two years after the date of a Change in Control or, in the case of involuntary termination without Cause, within six months prior to a Change in Control and in anticipation of the Change in Control.

A “Change in Control” means:

●	the acquisition in one or more integrated transactions by any individual, entity or group of beneficial ownership of more than 30% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;
●	certain changes in a majority of the Board; and
●	consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets.

in each case, subject to certain exceptions set forth in the Employment Agreements.

Termination for Good Reason or Without Cause in Connection with a Change in Control

If an NEO’s employment with the Company is terminated by the NEO for “Good Reason” (as defined below) in Connection with a Change in Control or by the Company without Cause in Connection with a Change in Control, the Company is obligated to:

(a)	pay to the NEO any Accrued Obligations to the extent not already paid;
(b)	pay to the NEO a cash severance benefit equal to two times (three times solely in the case of the CEO) the sum of (i) the NEO’s annual base salary then in effect, and (ii) the NEO’s average annual bonus for the last three full fiscal years ending prior to the Change in Control;
(c)	continue to provide group health benefits to the NEO and/or NEO’s eligible spouse and dependent children for two years (three years solely in the case of the CEO) after the date of the NEO’s termination;
(d)	provide the NEO with certain outplacement services at our expense; and
(e)	pay or provide to the NEO certain other accrued benefits to the extent not already paid or provided.

For purposes of the Employment Agreements, “Cause” means:

●	the willful and continued failure of an NEO to perform his or her duties after a written demand for substantial performance specifically identifying the deficiencies in the Executive’s performance has been delivered to the NEO by the Board or, in the case of all NEOs other than the CEO, by the CEO;
●	the willful engaging by an NEO in illegal conduct, intentional misconduct or gross negligence which materially and demonstrably injures the Company; or
●	violation of written Company policies prohibiting workplace discrimination, sexual harassment, and alcohol or substance abuse.

For purposes of the Employment Agreements, “Good Reason” means:

●	our assignment to the NEO, upon or within two years after a Change in Control, of any duties inconsistent with or that diminishes the NEO’s duties, authority or responsibilities under the terms of the NEO’s Employment Agreement;
●	our failure to comply with certain compensation provisions in the Employment Agreements;
●	requiring the NEO to relocate to another office or location upon or within two years of a Change in Control; or
●	our failure to require any successor entity to comply with the terms of a respective Employment Agreement.

Termination for Cause or Without Good Reason Following a Change in Control

If the Company terminates an NEO’s employment for Cause on or after the date of a Change in Control, the Company must pay to the NEO his or her annual base salary and accrued vacation and must continue to pay and/or provide certain other welfare benefits to the extent not already provided and/or unpaid. If an NEO voluntarily terminates his or her employment without Good Reason upon or following a Change in Control, the Company is obligated to pay the NEO for Accrued Obligations and to provide certain other accrued benefits to the extent not already paid and/or provided.

Termination upon Death or Disability

Upon an NEO’s death or disability other than in Connection with a Change in Control, the Company is obligated to pay the NEO (or the NEO’s estate) an amount equal to Accrued Obligations plus any additional discretionary severance benefits approved by the Compensation Committee. If an NEO’s employment is terminated after the date of a Change in Control by reason of the NEO’s death, the Company must also continue to provide certain welfare benefits to the NEOs family for a stated period. If an NEO’s employment is terminated after the date of a Change in Control by reason of the NEO’s disability, the Company must also continue to provide certain welfare benefits.

Accelerated Stock Option Vesting Upon a Change in Control

Under our 2006 Incentive Plan, as well as our 2018 Incentive Plan, all otherwise unvested stock options held by NEOs become fully vested upon a “change in control” as defined below, without regard to whether the NEO terminates employment.

Our 2018 Incentive Plan defines a “Change in Control” as:

●	certain changes in the majority of the Board within a 24-month period;
●	the acquisition by any person of 30% or more of the Common Stock or other voting securities;
●	consummation of a merger or reorganization of the Company that requires the approval of our shareholders, unless more than 30% of the total voting power of the surviving corporation or its parent is represented by securities held by the company’s shareholders prior to the transaction, no person (other than an employee benefit plan sponsored or maintained by the surviving corporation or its parent) owns more than 30% of the securities eligible to elect directors of the surviving corporation or its parent, and at least a majority of the directors of the parent corporation or the surviving corporation were directors of the Company for a period of 12 months preceding such transaction;
●	shareholder approval of a liquidation or dissolution of the Company; or
●	a sale or other disposition of all or substantially all of our assets to another entity that is not controlled by our shareholders.

Amounts Payable upon a Change in Control without Termination of Employment

The following table shows for each NEO the intrinsic value of his or her otherwise unvested stock options on December 31, 2019 that would have vested had a “Change in Control” within the meaning of the Employment Agreements occurred on that date, calculated by multiplying the number of underlying shares by the closing price of Common Stock on the last trading day of 2019 and by then subtracting the applicable option exercise price:

Named Executive Officer	Intrinsic Value of Stock Options ($)
Fred P. Lampropoulos	805,300
Raul Parra	62,410
Ronald A. Frost	267,760
Joseph C. Wright	194,560
Justin J. Lampropoulos	222,460

The Employment Agreements do not provide for any additional payments to the NEOs merely upon a Change in Control (i.e., absent a termination of employment of the NEOs).

Amounts Payable upon Termination of Employment

Termination without Cause or For Good Reason in Connection with a Change in Control.

The following table shows the amounts that would be payable to each NEO if the Company had undergone a Change in Control within the meaning of the Employment Agreements and the NEO’s employment with the

Company terminated voluntarily for Good Reason or involuntarily without Cause, in each case, on December 31, 2019.

Amounts shown in the table do not reflect any accrued vacation and distributions from our 401(k) Plan that are payable to all salaried employees upon termination of employment:

Named Executive Officer	Salary and Bonus Continuation	Stock Option Vesting Acceleration	Health Plan Coverage Continuation	Deferred Compensation Plan	Total
	($)	($) (1)	($) (2)	($) (3)	($)
Fred P. Lampropoulos	7,550,000	805,300	45,338	—	8,400,638
Raul Parra	1,404,731	62,410	30,408	—	1,497,549
Ronald A. Frost	1,433,333	267,760	29,150	543,799	2,274,042
Joseph C. Wright	1,583,333	194,560	29,150	1,895,071	3,702,114
Justin J. Lampropoulos	1,266,667	222,460	29,150	—	1,518,277

(1)	Stock Option Vesting Acceleration represents the intrinsic value of the otherwise unvested stock options held by NEOs on December 31, 2019 calculated by multiplying the number of shares underlying such options by the closing price of Company shares on December 31, 2019 ($31.22 per share), and by then subtracting the applicable exercise price.

(2)	Health Plan Coverage Continuation amounts represent the estimated future cost of providing continuing Company-paid coverage under the Company’s group health, disability and life insurance plans for the applicable severance period. The estimated amounts are based upon December 31, 2019 actual premium rates, plus a 10% assumed rate of annual premium cost increases.

(3)	Deferred Compensation Plan amounts represent the account balance in each NEO’s Deferred Compensation Plan account as of December 31, 2019.

Termination without Cause or For Good Reason (Other Than in Connection with a Change in Control).

The following table shows the amounts that would be payable to each NEO if the NEO’s employment had terminated voluntarily for good reason or involuntarily without Cause, other than in connection with a Change in Control, on December 31, 2019 and we had exercised our discretion to pay severance equal to one year’s salary and the annual bonus earned in 2019.

The following amounts are in addition to accrued vacation and distributions from our 401(k) Plan that are payable to all salaried employees upon termination of employment:

Named Executive Officer	Discretionary Severance ($) (1)	Health Plan Coverage Continuation ($)	Deferred Compensation Plan ($) (2)	Total ($)
Fred P. Lampropoulos	1,750,000	—	—	1,750,000
Raul Parra	600,000	—	—	600,000
Ronald A. Frost	600,000	—	543,799	1,143,799
Joseph C. Wright	850,000	—	1,895,071	2,745,071
Justin J. Lampropoulos	600,000	—	—	600,000
(1)	Assumes the Company exercised its discretion to pay severance equal to one year’s salary and the 2019 earned bonus.
(2)	Deferred Compensation Plan amounts represent the account balance in the NEO’s Deferred Compensation Plan account as of December 31, 2019.

Termination on Account of Death, Disability, Involuntary Termination for Cause or Voluntary Resignation without Good Reason.

If, on December 31, 2019, an NEO had died, his or her employment had been terminated on account of disability, his or her employment had been terminated for Cause, or he or she had voluntarily resigned without Good Reason, whether or not in connection with a Change in Control, he or she would have been entitled to receive only:

(a)	his accrued salary and bonus earned through December 31, 2019;
(b)	accrued but unpaid vacation pay through December 31, 2019;
(c)	distribution of his vested account balance from our 401(k) Plan;
(d)	the payment of insured benefits, if applicable, under our broad-based long-term disability insurance or group term life insurance plans; and
(e)	distribution of his Deferred Compensation Plan account balance.

CEO Pay Ratio

The following pay ratio and supporting information compares (x) the annual total compensation for the year ended December 31, 2019 of our median employee identified as of December 31, 2019 by taking into account all of our employees other than our CEO, (including full-time and part-time employees and employees on leave) and annualizing permanent employees (full-time and part-time) that did not work a full year, (excluding employees on leave under the Family and Medical Leave Act of 1993, employees called for active military duty, and employees who took an unpaid leave of absence during the period for another reason) (the “Median Employee”) against (y) the annual total compensation of our CEO (as reported in our Summary Compensation Table), as required by Section 953(b) of the Dodd-Frank Act.

As illustrated in the table below, our 2019 CEO pay ratio was 146.7 to 1.

Compensation ($)
Fred P. Lampropoulos (1)	5,049,286
Median Employee (2)	34,418
(1)	Amount represents taxable compensation paid to Mr. Lampropoulos during 2019, plus the fair value of equity awards granted to Mr. Lampropoulos during 2019. For additional information, see our Summary Compensation Table beginning in Part III, Item 11 of this report.
(2)	Amount represents taxable compensation paid, plus the fair value of equity awards granted (if applicable), to the Median Employee during 2019.

In calculating our 2019 CEO pay ratio, we calculated the annual total compensation (annual taxable compensation, plus the fair value of equity awards granted) for all employees of the Company (other than the CEO) for the year ended December 31, 2019. We believe that annual total compensation is a consistently applied compensation measure and appropriate for determining the median-paid employee. We used actual annual total compensation (converted, where applicable, to U.S. dollars based on an average annual exchange rate for the year ended December 31, 2019), and did not make any assumptions or adjustments to the amounts determined.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of its directors.

Schedule of Director Retainers
Lead Independent Director	$110,000
Other Directors	$80,000
Audit Chair	$10,000
Compensation Chair	$7,500
Governance Chair	$7,500
Finance Chair	$7,500

Cash Compensation Paid to Directors

For the year ended December 31, 2019, all non-employee directors of the Company (except Nolan E. Karras and Lynne N. Ward) received an annual cash retainer of $80,000. Mr. Karras, as lead independent director, received an annual cash retainer of $110,000. Jill Anderson also received a pro-rated amount of $33,333 for service rendered from her appointment on January 1, 2019 to the date of the 2019 annual meeting of shareholders. In January 2020, Ms. Ward was paid $62,027, which represented a pro-rated portion of her retainer from the date of her appointment as a director of the Company on August 19, 2019 through the date of the Annual Meeting. Committee chair-specific retainers are set forth in the foregoing table. Directors are also reimbursed for (a) out-of-pocket travel and related expenses incurred in attending Board and committee meetings and other Company events, and (b) up to $5,000 for annual educational expenses.

Stock Option Awards

Directors are eligible to participate in our equity incentive programs. Each non-employee director who served during the year ended December 31, 2019 (except for Lynne N. Ward) received options under the 2018 Incentive Plan to purchase up to 21,250 shares of Common Stock at an exercise price of $52.17 per share, which is not less than the per share market closing price on the date of the grant. Subsequent to her appointment as a director in August 2019, Ms. Ward received an option under the 2018 Incentive Plan to purchase up to 22,300 shares of Common Stock at an exercise price of $34.46 per share, the per share market closing price on the date of the grant. Subsequent to her appointment as a director in January 2019, Jill D. Anderson also received an option to purchase 9,726 shares of Common Stock under the 2018 Incentive Plan (which represented a pro-rated amount for her service from the date of her appointment as a director in January 2019 to the date of the 2019 annual meeting of the Company’s shareholders) at an exercise price of $51.31 per share, the per share market closing price on the date of the grant. Options granted to directors of the Company during 2019 vest over three years in three equal annual increments of one-third of the shares subject to the option per year.

The following table shows amounts paid to each of our non-employee directors in 2019:

Non-Employee Director Summary Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
A. Scott Anderson	87,500	242,400	—	—	329,900
Jill D. Anderson (3)	113,333	356,498	—	__	469,831
Thomas J. Gunderson	87,500	242,400	—	—	329,900
Nolan E. Karras	120,000	242,400	—	—	362,400
David M. Liu, M.D.(4)	80,000	242,400	—	—	322,400
Franklin J. Miller, M.D.	80,000	242,400	—	—	322,400
F. Ann Millner, Ed.D.	87,500	242,400	—	—	329,900
Kent W. Stanger	80,000	242,400	—	—	322,400
Lynne N. Ward (5)	—	187,153	—	—	187,153

(1)	Fred P. Lampropoulos served as a director of the Company during 2019 but is not identified in the foregoing director summary compensation table because of his dual status as an NEO and director. Information regarding Mr. Lampropoulos’ 2019 compensation can be found under “Executive Compensation” above.
(2)	The amounts shown for the option awards reflect the aggregate grant date fair value of all equity awards granted to the non-employee directors in 2019. We calculated these amounts in accordance with financial statement reporting rules, using the same assumptions we used for financial statement reporting purposes pursuant to our long-term incentive plans. Assumptions used in the calculation of these amounts are included in footnotes to our 2019 audited financial statements. As of December 31, 2019, each non-employee director held outstanding options for the following number of shares: Mr. Anderson, 125,250; Ms. Anderson, 30,976; Mr. Gunderson, 71,250; Mr. Karras, 154,250; Dr. Liu, 69,250; Dr. Miller, 166,250; Dr. Millner, 80,496; Mr. Stanger, 107,625; and Ms. Ward, 22,300.
(3)	Ms. Anderson was appointed to serve as a director of the Company on January 1, 2019. The amount shown under “Fees Earned or Paid in Cash ($)” includes $80,000 for her 2019 annual retainer, plus $33,333 for her pro-rated retainer earned for service rendered from her appointment date to the date of the 2019 annual meeting.
(4)	Prior to his appointment as a director of the Company, Dr. Liu entered into a technology license agreement with the Company, pursuant to which the Company acquired a license to use certain technology created by Dr. Liu and one of his colleagues. The Company did not pay to Dr. Liu any amounts under the license agreement during 2019; however, it is possible that the Company may pay to Dr. Liu future payments, in the form of consulting fees, royalties and lump-sum milestone payments. The terms of the license agreement with Dr. Liu were negotiated in an arms-length transaction.
(5)	Ms. Ward was appointed as a director of the Company on August 19, 2019. She was not paid a cash retainer during the year ended December 31, 2019. In January 2020, she was paid $62,027, which represented a pro-rated portion of her retainer from the date of her appointment in August 2019 through the date of the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Voting Securities

The following table sets forth information as of March 31, 2020, with respect to the beneficial ownership of shares of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director, by each NEO and by all directors and executive officers as a group.

For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 55,337,816 shares of Common Stock outstanding as of March 31, 2020, plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 31, 2020.

Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

Principal Shareholders	Number of Shares	Percentage of Outstanding Common Stock
Blackrock, Inc. (1)	8,494,612	15.4%
The Vanguard Group, Inc. (1)	5,660,482	10.2%
ArrowMark Colorado Holdings, LLC (1)	5,283,404	9.5%
Starboard Value LP (1)	4,965,000	9.0%

Officers and Directors
Fred P. Lampropoulos (2) (3)	1,271,752	2.3%
Kent W. Stanger (2) (3)	542,474	1.0%
Ronald A. Frost (2) (3)	134,311	*
Franklin J. Miller, M.D. (3)	129,483	*
Nolan E. Karras (3)	111,083	*
Joseph C. Wright (3)	92,000	*
A. Scott Anderson (3)	73,345	*
Justin J. Lampropoulos (3)	70,000	*
F. Ann Millner, Ed.D. (3)	35,813	*
Thomas J. Gunderson (3)	24,583	*
David M. Liu, M.D. (3)	23,383	*
Raul Parra (2)(3)	15,920	*
Jill Anderson (3)	14,225	*
Lynne N. Ward	-	*

Total Officers and Directors (15 people)	2,604,486	4.6%

* Represents a holding of less than 1.0%

(1)	Based upon the most recent Schedules 13G available on the SEC’s website as of March 31, 2020. Number of shares listed represents aggregate number of shares of Common Stock beneficially owned by each reporting person as indicated in the applicable Schedule 13G report.
(2)	The computations above include the following share amounts that are held in our 401(k) Plan on behalf of participants as of March 31, 2020:
●	Mr. F. Lampropoulos, 95,447 shares
●	Mr. Stanger, 42,278 shares
●	Mr. Frost, 16,311 shares
●	Mr. Parra, 2,920 shares
●	All executive officers and directors as a group, 156,956 shares

(3)	The computations above include the following share amounts that are subject to options exercisable within 60 days after March 31, 2020, none of which had been exercised as of such date:

● Mr. F. Lampropoulos, 207,030 shares	● Mr. J. Lampropoulos, 70,000 shares
● Mr. Stanger, 54,083 shares	● Dr. Millner, 24,583 shares
● Mr. Frost, 113,000 shares	● Mr. Gunderson, 24,583 shares
● Dr. Miller, 94,583 shares	● Dr. Liu, 23,383 shares
● Mr. Karras, 94,583 shares	● Mr. Parra, 13,000 shares
● Mr. Wright, 82,000 shares	● Ms. Anderson, 7,825 shares
● Mr. Anderson, 54,583 shares	● All executive officers and directors as a group, 929,236 shares

Securities Authorized for Issuance Under Equity Compensation Plans

See disclosure under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of our Initial Filing.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Person Matters

Policies and Procedures Regarding Transactions with Related Persons

Our Code of Conduct requires that every employee avoid situations where loyalties may be divided between our interests and the employee’s own interests. Employees and directors must avoid conflicts of interest that interfere with the performance of their duties or are not in our best interests.

Pursuant to its written charter, the Audit Committee reviews and approves all “related party transactions” (as such term is used by ASC Topic 850 Related Party Disclosures) involving executive officers and directors, or as otherwise may be required to be disclosed in our financial statements or periodic filings with the Commission (including under Item 404 of Regulation S-K under the Securities Act of 1933), other than:

(a)	grants of stock options made by the Board or any committee thereof or pursuant to an automatic grant plan; and
(b)	payment of compensation authorized by the Board or any committee thereof.

A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and, as relates to directors or shareholders who have an ownership interest in the Company of more than 5%, the amount involved exceeds $120,000, and in which any Related Person (defined below) had, has or will have a direct or indirect material interest.

A “Related Person” includes officers, directors, nominees, five percent beneficial owners and their respective immediate family members (which in turn includes person’s spouse, parents, siblings, children, in-laws, step relatives, and any other person sharing the household (other than a tenant or household employee).

Related Person Transactions include transactions between the Company and its executive officers and directors. We have adopted written policies and procedures regarding the identification of Related Persons and Related Person Transactions and the approval process for such transactions. The Audit Committee considers each Related Person Transaction in light of the specific facts and circumstances presented, including but not limited to the risks, costs and benefits to the Company and the availability from other sources of comparable services or products.

Certain Related Person Transactions

The Board, acting through the Audit Committee, believes that the following Related Party Transactions are reasonable and fair to the Company:

●	Joseph C. Wright, President of Merit International, a division of the Company, is the brother-in-law of Fred P. Lampropoulos, Chair of the Board, CEO and President of the Company. In 2019 we provided to Mr. Wright total cash and equity compensation of $1,465,758.

●	Justin J. Lampropoulos, Executive Vice President of Sales, Marketing & Strategy of the Company, is the son of Fred P. Lampropoulos, Chair of the Board, CEO and President of the Company. In 2019 we provided to Mr. Justin Lampropoulos total cash and equity compensation of $1,211,599.

●	Charles Wright, Director of Business Development of the Company, is the brother-in-law of Fred P. Lampropoulos, Chair of the Board, CEO and President of the Company. In 2019 we provided to Mr. Wright total cash and equity compensation of $513,081.

●	Anne-Marie Wright, Vice President of Corporate Communications of the Company, is the wife of Fred P. Lampropoulos, Chair of the Board, CEO and President of the Company. In 2019 we provided to Ms. Wright total cash and equity compensation of $392,117.

●	Frank Wright, OEM Business Development Manager of the Company, is the brother-in-law of Fred P. Lampropoulos, Chair of the Board, CEO and President of the Company. In 2019 we paid to Mr. Wright total compensation of $260,878.

Independence Determinations for Directors

Under our Governance Guidelines, a significant majority of our Board members should be independent directors who meet the director independence guidelines set forth in the Nasdaq Marketplace Rules, on which shares of the Common Stock are currently quoted. Among other things, each independent director should be free of significant business connections with competitors, suppliers, or customers of the Company.

In 2019, the ESG Committee undertook its annual review of director and nominee independence and recommended that the Board determine that Mr. Anderson, Mr. Gunderson, Mr. Karras, Dr. Liu, Dr. Miller, Dr. Millner and Ms. Ward each be designated as an independent director. Mr. Lampropoulos is not considered independent because of his employment as President and CEO of the Company. Mr. Stanger may not be considered to be independent because of his employment as Chief Financial Officer of the Company until 2016. Ms. Anderson may not be considered to be independent because of her service as the CEO and an employee and director of Cianna Medical, which we acquired in November 2018.

Item 14. Principal Accounting Fees and Services

Fees Paid to Our Independent Certified Public Accounting Firm

The following table presents aggregate fees for audits of our consolidated financial statements and fees billed for other services rendered by Deloitte for the years ended December 31, 2019 and 2018.

	2019 ($)	2018 ($)
Audit Fees (1)	1,384,763	1,270,445
Audit-Related Fees (2)	30,864	138,331
Tax Fees (3)	476,450	463,274
All Other Fees (4)	121,670	252,591
Total	2,013,747	2,124,641
(1)	Audit Fees: The aggregate fees billed by Deloitte, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Firms”) for professional services rendered for the audits and reviews of our financial statements filed with the Commission on Forms 10-K, 10-Q, 8-K and S-3. Audit fees for 2019 and 2018 also include fees for the audit of management’s assessment of the effectiveness of internal control over financial reporting and the audit of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees: The aggregate fees billed by the Deloitte Firms for all audit-related services, including an audit of our employee benefit plan (in both years) and service related to our public offering of Common Stock (in 2018).
(3)	Tax Fees: The aggregate fees billed by the Deloitte Firms for tax compliance, tax advice and tax planning.
(4)	All Other Fees: The aggregate fees billed by the Deloitte Firms related to due diligence services rendered during 2019 and 2018, respectively.

Pre-Approval Policies and Procedures

The Audit Committee ensures that the Company engages its independent registered public accounting firm to provide only audit and non-audit services that are compatible with maintaining the independence of its public accountants. The Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in our opinion to be incompatible with the role of an independent auditor. All fees identified in the preceding table were approved by the Audit Committee. During 2019, the Audit Committee reviewed all non-audit services provided by our independent registered public accounting firm and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Index to Exhibits
10.1	Performance Stock Unit Award Agreement (One Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos. †

10.2	Performance Stock Unit Award Agreement (Two Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos. †

10.3	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos. †

10.4

Form of Performance Stock Unit Award Agreement (One Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd. †

10.5

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd. †

10.6

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Joseph C. Wright, Justin J. Lampropoulos, and Brian G. Lloyd. †

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
(a)	Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to our Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Appendix A

Non-GAAP Financial Measures

Although our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the majority of the financial measures described in this Amendment are calculated in accordance with GAAP, the Board and Compensation Committee use certain non-GAAP financial measures referenced in this Amendment in order to assess year-over-year performance. We believe that such non-GAAP financial measures provide investors with useful information regarding the underlying business trends and performance of our ongoing operations and can be useful for period-over-period comparisons of such operations. Non-GAAP financial measures referenced in this Amendment include:

●	non-GAAP gross margin;
●	non-GAAP net income; and
●non-GAAP earnings per share

non-gaap financial measures

Non-GAAP Gross Margin: Non-GAAP gross margin is calculated by reducing GAAP cost of sales by amounts recorded for amortization of intangible assets, inventory mark-up related to acquisitions and severance.

Non-GAAP Net Income: Non-GAAP net income is calculated by adjusting GAAP net income for certain items which are deemed by Merit’s management to be outside of core operations and vary in amount and frequency among periods, such as expenses related to new acquisitions, non-cash expenses related to amortization or write-off of previously acquired tangible and intangible assets, severance expenses, expenses resulting from non-ordinary course litigation, governmental proceedings or changes in tax regulations, and debt issuance costs, as well as other items set forth in the tables below.

Non-GAAP Earnings Per Share: Non-GAAP earnings per share is defined as non-GAAP net income divided by the diluted shares outstanding for the corresponding period.

Our management team uses these and other non-GAAP financial measures to evaluate our profitability and efficiency, to compare operating results to prior periods, to evaluate changes in the operating results of our operating segments, and to measure and allocate financial resources internally. Our Board and Compensation Committee also use these non-GAAP financial measures to assess the performance of certain of our NEOs. Neither our management nor our Board or Compensation Committee consider any such non-GAAP measures in isolation or as an alternative to such measures determined in accordance with GAAP.

You should consider non-GAAP measures used in this Amendment in addition to, not as a substitute for, financial reporting measures prepared in accordance with GAAP. These non-GAAP financial measures generally exclude some, but not all, items that may affect our financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded. We believe it is useful to exclude such items in the calculation of non-GAAP net income, non-GAAP earnings per share and non-GAAP gross margin (in each case, as further illustrated in the reconciliation tables below) because such amounts in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods as a result of factors such as new acquisitions, non-cash expenses related to amortization of previously acquired tangible and intangible assets, unusual compensation expenses or expenses resulting from litigation, governmental proceedings or changes in tax regulations. We may incur similar types of expenses in the future, and the non-GAAP information included in this Amendment should not be viewed as a statement or indication that these types of expenses will not recur. Additionally, the non-GAAP financial measures used in this Amendment may not be comparable with similarly titled measures of other companies. We urge readers to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business or results of operations.

Appendix A

Tables reconciling our 2019, 2018, 2017, 2016, and 2015 non-GAAP gross margin, non-GAAP net income and non-GAAP earnings per share to equivalent GAAP measures are included below:

Reconciliation of GAAP Net Income and earnings per share

to Non-GAAP Net Income and earnings per share

(Unaudited, in thousands except per share amounts)

	Year Ended December 31, 2019
	Pre-Tax	Tax Impact (a)	After-Tax	Per Share Impact
GAAP net income	$2,193	$3,258	$5,451	$0.10

Non-GAAP adjustments:
Cost of Sales
Amortization of intangibles	49,707	(12,730)	36,977	0.66
Inventory mark-up related to acquisitions	1,122	(289)	833	0.01
Operating expenses
Severance	4,963	(1,281)	3,682	0.06
Acquisition-related (b)	3,497	(743)	2,754	0.05
Medical Device Regulation expenses (c)	562	(98)	464	0.01
Fair value adjustment to contingent consideration (d)	(232)	(47)	(279)	0.00
Acquired in-process research and development	525	(135)	390	0.01
Impairment and other charges (e)	24,587	(6,329)	18,258	0.32
Amortization of intangibles	10,964	(2,884)	8,080	0.14
Special legal expense (f)	6,508	(1,675)	4,833	0.09
Other (Income) Expense
Amortization of long-term debt issuance costs	821	(211)	610	0.01
Tax expense related to restructuring (g)	—	93	93	0.00

Non-GAAP net income	$105,217	$(23,071)	$82,146	$1.46

Diluted shares				56,235

Appendix A

Reconciliation of GAAP Net Income and earnings per share

to Non-GAAP Net Income and earnings per share

(Unaudited, in thousands except per share amounts)

	Year Ended December 31, 2018
	Pre-Tax	Tax Impact (a)	After-Tax	Per Share Impact
GAAP net income	$49,519	$(7,502)	$42,017	$0.78

Non-GAAP adjustments:
Cost of Sales
Amortization of intangibles	31,795	(8,123)	23,672	0.43
Inventory mark-up related to acquisitions	5,233	(1,347)	3,886	0.07
Operating expenses
Severance	920	(205)	715	0.01
Acquisition-related (b)	7,584	(1,679)	5,905	0.11
Fair value adjustment to contingent consideration (d)	(698)	(21)	(719)	(0.01)
Acquired in-process research and development	644	(166)	478	0.01
Impairment and other charges (e)	813	(209)	604	0.01
Amortization of intangibles	9,438	(2,503)	6,935	0.12
Special legal expense (f)	5,645	(1,453)	4,192	0.08
Other (Income) Expense
Amortization of long-term debt issuance costs	804	(207)	597	0.01
Tax expense related to tax reform (h)	—	3,005	3,005	0.06

Non-GAAP net income	$111,697	$(20,410)	$91,287	$1.69

Diluted shares				53,931

Appendix A

Reconciliation of GAAP Net Income and earnings per share

to Non-GAAP Net Income and earnings per share

(Unaudited, in thousands except per share amounts)

	Year Ended December 31, 2017
	Pre-Tax	Tax Impact (a)	After-Tax	Per Share Impact
GAAP net income	$35,881	$(8,358)	$27,523	$0.55

Non-GAAP adjustments:
Cost of Sales
Amortization of intangibles	20,705	(7,550)	13,155	0.26
Inventory mark-up related to acquisitions	3,400	(1,253)	2,147	0.04
Operating expenses
Severance	2,185	(847)	1,338	0.03
Acquisition-related (b)	6,648	(2,048)	4,600	0.09
Fair value adjustment to contingent consideration (d)	(298)	116	(182)	(0.00)
Acquired in-process research and development	12,136	(97)	12,039	0.24
Impairment and other charges (e)	988	(70)	918	0.02
Amortization of intangibles	6,111	(2,324)	3,787	0.07
Special legal expense (f)	12,616	(4,908)	7,708	0.15
Other (Income) Expense
Gain on bargain purchase (i)	(11,039)	—	(11,039)	(0.22)
Amortization of long-term debt issuance costs	685	(267)	418	0.01
Tax expense related to tax reform (h)	—	1,855	1,855	0.04

Non-GAAP net income	$90,018	$(25,751)	$64,267	$1.28

Diluted shares				50,101

Appendix A

Reconciliation of GAAP Net Income and earnings per share

to Non-GAAP Net Income and earnings per share

(Unaudited, in thousands except per share amounts)

	Year Ended December 31, 2016
	Pre-Tax	Tax Impact (a)	After-Tax	Per Share Impact
GAAP net income	$25,386	$(5,265)	$20,121	$0.45

Non-GAAP adjustments:
Cost of Sales
Amortization of intangibles	15,122	(5,592)	9,530	0.21
Inventory mark-up related to acquisitions	2,990	(1,163)	1,827	0.04
Severance	56	(22)	34	0.00
Operating expenses
Severance	10,271	(3,878)	6,393	0.14
Acquisition-related (b)	4,503	(1,448)	3,055	0.07
Fair value adjustment to contingent consideration (d)	61	(24)	37	0.00
Acquired in-process research and development	461	(179)	282	0.01
Impairment and other charges (e)	100	(38)	62	0.00
Amortization of intangibles	4,167	(1,595)	2,572	0.06
Special legal expense (f)	1,016	(395)	621	0.01
Other (Income) Expense
Amortization of long-term debt issuance costs	952	(370)	582	0.01

Non-GAAP net income	$65,085	$(19,969)	$45,116	$1.01

Diluted shares				44,862

Appendix A

Reconciliation of GAAP Net Income and earnings per share

to Non-GAAP Net Income and earnings per share

(Unaudited, in thousands except per share amounts)

	Year Ended December 31, 2015
	Pre-Tax	Tax Impact (a)	After-Tax	Per Share Impact
GAAP net income	$31,200	$(7,398)	$23,802	$0.53

Non-GAAP adjustments:
Cost of Sales
Amortization of intangibles	11,255	(3,779)	7,476	0.17
Operating expenses
Severance	2,934	(1,141)	1,793	0.04
Acquisition-related (b)	2,305	(897)	1,408	0.03
Fair value adjustment to contingent consideration (d)	80	(31)	49	0.00
Acquired in-process research and development	1,000	(389)	611	0.01
Impairment and other charges (e)	141	(55)	86	0.00
Amortization of intangibles	3,563	(1,359)	2,204	0.05
Termination fee (j)	800	(311)	489	0.01
Other (Income) Expense
Amortization of long-term debt issuance costs	987	(384)	603	0.01

Non-GAAP net income	$54,265	$(15,744)	$38,521	$0.87

Diluted shares				44,511

a.	Reflects the tax effect associated with pre-tax income and the tax effect of non-GAAP adjustments based on statutory tax rates within the applicable markets with adjustments.
b.	Represents transaction and certain direct integration costs, including travel, related to acquisitions.
c.	Represents incremental expenses incurred to comply with the Medical Device Regulation (MDR) in Europe.
d.	Represents changes in the fair value of contingent consideration liabilities and contingent receivables associated with prior acquisitions.
e.	Represents impairment charges related to abandoned patents, other long-term assets, certain acquired intangible assets, and in 2019 the option to purchase NinePoint Medical, Inc. (“NinePoint”) and the outstanding loan balance to NinePoint.
f.	Represents costs incurred in responding to an inquiry from the U.S. Department of Justice.
g.	Represents net tax expense related to non-recurring tax withholdings in connection with restructuring of certain international subsidiaries.
h.	Represents net tax impact related to the enactment of the Tax Cuts and Jobs Act.
i.	Represents the gain on bargain purchase realized from the acquisition of the critical care division of Argon Medical Devices, Inc.
j.	Represents costs associated with the termination of our agreement with a third-party contract manufacturer in Tijuana, Mexico

Appendix A

Reconciliation of Reported Gross Margin (GAAP)

to Non-GAAP Gross Margin (Non-GAAP)

(Unaudited, as a percentage of reported revenue)

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Reported Gross Margin	43.5%	44.7%	44.8%	43.9%	43.5%

Add back impact of:
Amortization of intangibles	5.0%	3.6%	2.8%	2.5%	2.1%
Inventory mark-up related to acquisitions	0.1%	0.6%	0.5%	0.5%	—
Severance	—	—	—	0.0%	—
Non-GAAP Gross Margin	48.6%	48.9%	48.1%	46.9%	45.6%