Form 10-Q
period 2020-03-31
MERIT MEDICAL SYSTEMS INC
filed 2020-05-11
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,384,036
Title or class	Number of Shares Outstanding at May 5, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In thousands)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$50,080	$44,320
Trade receivables — net of allowance for uncollectible accounts — 2020 — $4,124 and 2019 — $3,108	150,050	155,365
Other receivables	9,246	10,016
Inventories	227,776	225,698
Prepaid expenses and other current assets	16,284	12,497
Prepaid income taxes	3,486	3,491
Income tax refund receivables	5,586	3,151

Total current assets	462,508	454,538

PROPERTY AND EQUIPMENT:
Land and land improvements	27,695	27,554
Buildings	153,896	153,863
Manufacturing equipment	247,878	244,368
Furniture and fixtures	58,955	57,623
Leasehold improvements	43,950	43,311
Construction-in-progress	91,802	83,685

Total property and equipment	624,176	610,404

Less accumulated depreciation	(239,316)	(231,619)

Property and equipment — net	384,860	378,785

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization —2020 — $162,135 and 2019 — $149,947	366,551	379,529
Other — net of accumulated amortization — 2020 — $59,934 and 2019 — $65,607	63,693	65,783
Goodwill	352,242	353,193
Deferred income tax assets	3,716	3,788
Right-of-use operating lease assets	79,133	80,244
Other assets	36,569	41,461

Total other assets	901,904	923,998

TOTAL ASSETS	$1,749,272	$1,757,321

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In thousands)

	March 31,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$56,012	$54,623
Accrued expenses	87,095	105,184
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	11,670	11,550
Income taxes payable	3,014	2,799

Total current liabilities	165,291	181,656

LONG-TERM DEBT	438,137	431,984

DEFERRED INCOME TAX LIABILITIES	45,027	45,236

LONG-TERM INCOME TAXES PAYABLE	347	347

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,990	1,990

DEFERRED COMPENSATION PAYABLE	14,066	14,855

DEFERRED CREDITS	2,088	2,122

LONG-TERM OPERATING LEASE LIABILITIES	71,642	72,714

OTHER LONG-TERM OBLIGATIONS	70,886	56,473

Total liabilities	809,474	807,377

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 9 and 10)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued	—	—
Common stock, no par value; shares authorized — 2020 and 2019 - 100,000; issued and outstanding as of March 31, 2020 - 55,338 and December 31, 2019 - 55,213	590,065	587,017
Retained earnings	364,492	368,221
Accumulated other comprehensive loss	(14,759)	(5,294)

Total stockholders’ equity	939,798	949,944

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,749,272	$1,757,321

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET SALES	$243,525	$238,349

COST OF SALES	139,741	133,713

GROSS PROFIT	103,784	104,636

OPERATING EXPENSES:
Selling, general and administrative	78,808	78,270
Research and development	14,872	16,043
Impairment and other charges	3,845	—
Contingent consideration expense	4,897	775
Acquired in-process research and development	—	25

Total operating expenses	102,422	95,113

INCOME FROM OPERATIONS	1,362	9,523

OTHER INCOME (EXPENSE):
Interest income	79	357
Interest expense	(3,144)	(2,764)
Other expense - net	(289)	(270)

Total other expense — net	(3,354)	(2,677)

INCOME (LOSS) BEFORE INCOME TAXES	(1,992)	6,846

INCOME TAX EXPENSE	1,162	651

NET INCOME (LOSS)	$(3,154)	$6,195

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$0.11

Diluted	$(0.06)	$0.11

AVERAGE COMMON SHARES:
Basic	55,246	54,917

Diluted	55,246	56,490

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(3,154)	$6,195
Other comprehensive income (loss):
Cash flow hedges	(7,182)	(2,577)
Income tax benefit (expense)	1,849	663
Foreign currency translation adjustment	(4,125)	(615)
Income tax benefit (expense)	(7)	14
Total other comprehensive loss	(9,465)	(2,515)
Total comprehensive income (loss)	$(12,619)	$3,680

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2020	$949,944	55,213	$587,017	$368,221	$(5,294)
Net loss	(3,154)			(3,154)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	(575)			(575)
Other comprehensive loss	(9,465)				(9,465)
Stock-based compensation expense	2,641		2,641
Options exercised	2,369	174	2,369
Issuance of common stock under Employee Stock Purchase Plan	371	13	371
Shares surrendered in exchange for payment of payroll tax liabilities	(866)	(23)	(866)
Shares surrendered in exchange for exercise of stock options	(1,467)	(39)	(1,467)
BALANCE — March 31, 2020	$939,798	55,338	$590,065	$364,492	$(14,759)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)
Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plan	432	7	432
BALANCE — March 31, 2019	$940,111	54,995	$574,946	$369,713	$(4,548)

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,154)	$6,195

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,320	22,348
Loss on sales and/or abandonment of property and equipment	37	288
Write-off of certain intangible assets and other long-term assets	3,925	—
Acquired in-process research and development	—	25
Amortization of right-of-use operating lease assets	3,134	2,964
Fair value adjustments to contingent consideration	4,897	775
Amortization of deferred credits	(35)	(35)
Amortization of long-term debt issuance costs	151	201
Stock-based compensation expense	2,777	1,766
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	3,445	(11,557)
Other receivables	613	1,090
Inventories	(4,983)	(1,340)
Prepaid expenses and other current assets	(3,126)	19
Prepaid income taxes	—	(53)
Income tax refund receivables	(2,475)	(442)
Other assets	(577)	(2,092)
Trade payables	4,340	(878)
Accrued expenses	(1,621)	(2,976)
Income taxes payable	2,109	(879)
Deferred compensation payable	(789)	1,261
Operating lease liabilities	(2,945)	(3,054)
Other long-term obligations	(179)	(121)

Total adjustments	32,018	7,310

Net cash provided by operating activities	28,864	13,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(13,950)	(18,255)
Intangible assets	(1,062)	(853)
Proceeds from the sale of property and equipment	—	3
Cash received for settlement of current note receivable	250	—
Cash paid in acquisitions, net of cash acquired	—	(1,942)

Net cash used in investing activities	(14,762)	(21,047)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,261	$1,733
Proceeds from issuance of long-term debt	30,665	43,119
Payments on long-term debt	(24,540)	(54,119)
Contingent payments related to acquisitions	(12,754)	(554)
Payment of taxes related to an exchange of common stock	(866)	—

Net cash used in financing activities	(6,234)	(9,821)

EFFECT OF EXCHANGE RATES ON CASH	(2,108)	(474)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,760	(17,837)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,320	67,359

End of period	$50,080	$49,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $392 and $241, respectively)	$3,198	$2,721

Income taxes	$1,637	$1,934

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,383	$4,588

Current note receivable converted to equity investment	$899	$—

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$2,800	$1,162

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2020 and 2019 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2020 and December 31, 2019, and our results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results for a full-year period. Within the financial statements and tables presented, certain columns and rows may not total due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K (the "2019 Form 10-K") for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the "SEC") on March 2, 2020.

Reclassifications

Certain reclassifications have been made to the 2019 periods to conform to the 2020 presentation. In the consolidated statements of cash flows, the fair value adjustment to contingent consideration is presented as a reconciling item between net income (loss) and cash flows from operating activities in 2020, with a corresponding reclassification of $775,000 made in the prior period for comparability, along with corresponding reclassifications to the change in certain operating assets and liabilities.

2.   Recently Issued Financial Accounting Standards.

Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for us on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements related to fair value disclosures. ASU 2018-13 became effective for us beginning on January 1, 2020. We modified our disclosures beginning in the three-month period ended March 31, 2020 to conform with this guidance (see Note 14).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment methodology for financial assets with a methodology that reflects expected credit losses. The new credit loss model must be applied to loans, accounts receivable, and other financial assets. ASU 2016-13 became effective for us beginning on January 1, 2020. We adopted this standard using a modified retrospective approach with a cumulative-effect adjustment to retained earnings of $575,000 as of the beginning of 2020. See Note 14 for additional disclosures related to our allowance for current expected credit losses. The adoption of this guidance did not have a material impact on our statements of operations or cash flows.

We currently believe that all other issued and not yet effective accounting standards are not relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods.

Disaggregation of Revenue

The disaggregation of revenue is based on product category and geographical region. Beginning in the first quarter of 2020, we revised our product categories to more clearly reflect how we sell our products to our customers. We presented historical information under the new revised product categories in a Current Report on Form 8-K, filed with the SEC on April 3, 2020.

We design, develop, manufacture and market medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

The following tables present revenue from contracts with customers for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$55,803	$31,272	$87,075	$55,600	$29,033	$84,633
Cardiac Intervention	28,595	43,996	72,591	27,016	45,524	72,540
Custom Procedural Solutions	25,414	22,207	47,621	23,815	22,046	45,861
OEM	23,666	4,591	28,257	24,061	3,385	27,446
Total	133,478	102,066	235,544	130,492	99,988	230,480

Endoscopy
Endoscopy devices	7,578	403	7,981	7,568	301	7,869

Total	$141,056	$102,469	$243,525	$138,060	$100,289	$238,349

4.   Acquisitions. On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical Products Limited, a UK private company engaged in the manufacture, distribution and sale of pharmaceutical sclerotherapy products (“STD Pharmaceutical”). The purchase consideration consisted of an upfront payment of approximately $13.7 million, net of cash acquired. We also recorded a contingent consideration liability of approximately $934,000 related to royalties potentially payable pursuant to the terms of the share purchase agreement. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the STD Pharmaceutical acquisition, which were included in selling, general and administrative expenses, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$277
Inventories	843
Prepaid expenses and other assets	49
Intangible assets
Developed technology	10,428
Goodwill	4,975
Total assets acquired	16,572

Liabilities Assumed
Trade payables	(53)
Accrued expenses	(29)
Deferred income tax liabilities	(1,890)
Total liabilities assumed	(1,972)

Total net assets acquired	$14,600

We are amortizing the developed technology intangible asset acquired in the STD Pharmaceutical acquisition over 12 years. The goodwill consists largely of the synergies we hope to achieve from combining operations and is not expected to be deductible for income tax purposes.

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
Intangible assets
Developed technology	31,960
Customer lists	83
Trademarks	250
Goodwill	17,492
Total assets acquired	50,628

Liabilities Assumed
Trade payables	(58)
Accrued expenses	(261)
Other long-term obligations	(1,522)
Deferred income tax liabilities	(4,148)
Total liabilities assumed	(5,989)

Total net assets acquired	$44,639

We are amortizing the developed technology intangible asset acquired in the Brightwater acquisition over 13 years, the related trademarks over five years and the customer list on an accelerated basis over one year. The total weighted-average amortization period for these acquired intangible assets is approximately 12.9 years. The goodwill consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations and is not expected to be deductible for income tax purposes.

The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, on our financial results for the three-month period ended March 31, 2019. Operating results attributable to the STD Pharmaceutical and Brightwater acquisitions were included in our consolidated statements of income (loss) for the three-month period ended March 31, 2020.

5. Inventories. Inventories at March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$126,495	$134,467
Work-in-process	24,592	17,602
Raw materials	76,689	73,629
Total inventories	$227,776	$225,698

6.   Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the three-month period ended March 31, 2020 were as follows (in thousands):

2020
Goodwill balance at January 1	$353,193
Effect of foreign exchange	(951)
Goodwill balance at March 31	$352,242

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of March 31, 2020 and December 31, 2019. We did not have any goodwill impairments for the three-month periods ended March 31, 2020 and 2019. The total goodwill balance as of March 31, 2020 and December 31, 2019 was related to our cardiovascular segment.

Other intangible assets at March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$23,764	$(7,396)	$16,368
Distribution agreements	5,754	(4,656)	1,098
License agreements	22,017	(8,337)	13,680
Trademarks	30,235	(10,202)	20,033
Customer lists	39,357	(29,343)	10,014
In-process technology	2,500	—	2,500

Total	$123,627	$(59,934)	$63,693

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$22,703	$(6,863)	$15,840
Distribution agreements	8,012	(6,794)	1,218
License agreements	26,987	(12,746)	14,241
Trademarks	30,240	(9,477)	20,763
Covenants not to compete	964	(964)	—
Customer lists	39,984	(28,763)	11,221
In-process technology	2,500	—	2,500

Total	$131,390	$(65,607)	$65,783

Aggregate amortization expense for the three-month periods ended March 31, 2020 and 2019 was approximately $15.0 million and $14.8 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We compare the carrying value of the amortizing intangible assets acquired to the undiscounted cash flows expected to result from the asset group and determine whether the carrying amount is recoverable. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment in any intangible assets based on our qualitative assessment for the three-month periods ended March 31, 2020 and 2019.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of March 31, 2020 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2020	$44,365
2021	51,932
2022	50,625
2023	49,417
2024	46,465

7.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2020 and 2019 was a tax expense of approximately $1.2 million and $651,000, respectively, which resulted in an effective tax rate of

(58.3)% and 9.5%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three-month period ended March 31, 2020, when compared to the prior-year period, was primarily due to discrete expenses related to the fair value adjustment of the contingent consideration liabilities of recent equity acquisitions and the write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise our option to purchase this business (see Note 14).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$146,250	$148,125
Revolving credit loans	299,875	291,875
Less unamortized debt issuance costs	(488)	(516)
Total long-term debt	445,637	439,484
Less current portion	7,500	7,500
Long-term portion	$438,137	$431,984

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

Revolving credit loans denominated in dollars and term loans made under the Third Amended Credit Agreement bear interest, at our election, at either the Base Rate or the Eurocurrency Rate (as such terms are defined in the Third Amended Credit Agreement) plus the Applicable Margin (as defined in the Third Amended Credit Agreement). Revolving credit loans denominated in an Alternative Currency (as defined in the Third Amended Credit Agreement) bear interest at the Eurocurrency Rate plus the Applicable Margin. Swingline loans bear interest at the Base Rate plus the Applicable Margin (as defined in the Third Amended Credit Agreement). Interest on each loan featuring the Base Rate is due and payable on the last business day of each calendar quarter; interest on each loan featuring the Eurocurrency Rate is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

As of March 31, 2020, we believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement.

As of March 31, 2020, we had outstanding borrowings of approximately $446.1 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $232.1 million, based on the net leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2020 was a fixed rate of 2.87% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 2.74% on $271.1 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million.

Future minimum principal payments on our long-term debt as of March 31, 2020, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2020	$5,625
2021	7,500
2022	8,438
2023	11,250
2024	413,312
Total future minimum principal payments	$446,125

9.   Derivatives.

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

At March 31, 2020 and December 31, 2019, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at March 31, 2020 was a liability of approximately $4.8 million, which was partially offset by approximately $1.2 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2019 was an asset of approximately $1.2 million, partially offset by approximately $307,000 in deferred taxes, and a liability of $(290,000), partially offset by approximately $(75,000) in deferred taxes.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of March 31, 2020 and December 31, 2019 we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with notional amounts of $173.2 million and $212.5 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of March 31, 2020 and December 31, 2019 we had entered into foreign currency forward contracts related to those balance sheet accounts with notional amounts of $65.2 million and $65.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2020 and December 31, 2019, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative instruments designated as hedging instruments
Assets
Interest rate swaps	Other assets (long-term)	$—	$1,192
Foreign currency forward contracts	Prepaid expenses and other assets	2,496	1,663
Foreign currency forward contracts	Other assets (long-term)	670	466

(Liabilities)
Interest rate swaps	Other long-term obligations	(4,812)	(290)
Foreign currency forward contracts	Accrued expenses	(3,692)	(1,813)
Foreign currency forward contracts	Other long-term obligations	(1,321)	(764)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,515	$318

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,006)	(1,678)

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

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	recognized in OCI			of Income (Loss)		reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019		2020	2019	2020	2019
Derivative instrument			Location in statements of income (loss)
Interest rate swaps	$(5,463)	$(857)	Interest expense	$(3,144)	$(2,764)	$251	$595
Foreign currency forward contracts	(1,494)	(1,013)	Revenue	243,525	238,349	78	194
			Cost of sales	(139,741)	(133,713)	(104)	(82)

As of March 31, 2020, approximately $1.2 million, or $0.9 million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2020, approximately $(1.3) million, or $(1.0) million after taxes, was expected to be reclassified from accumulated other comprehensive income to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income (loss)	2020	2019
Foreign currency forward contracts	Other income (expense)	$3,418	$(266)

10.   Commitments and Contingencies.

Loan Commitment. On October 11, 2019, we acquired shares of stock in Selio Medical Limited (“Selio”) representing  an ownership interest of approximately 19.5%, as well as an option to purchase all ordinary shares of Selio throughout a 45 day period commencing from the date Selio receives FDA 510(k) approval of a medical device it is currently developing, and an option to purchase all remaining shares of Selio on the third anniversary date of the agreement if we elect to purchase all ordinary shares. We have also made a loan of $250,000 to Selio and committed to provide additional loans of up to  €2 million at a rate of 5% per annum. Additional loans made to Selio pursuant to our loan agreement, together with the initial advance and all other amounts owed to us by Selio, would be securitized by Selio’s assets.

Litigation: In the ordinary course of business, we are involved in various claims and litigation matters. These claims and litigation matters may include actions involving product liability, intellectual property, contract disputes, and employment or other matters that are significant to our business. For example, in December 2019 our company, our Chief Executive Officer and our Chief Financial Officer were named in a complaint filed in the Central District of California, which alleges violations of certain federal securities laws. Based upon our review of currently available information, we do not believe that any such actions are likely to be, individually or in the aggregate, materially adverse to our business, financial condition, results of operations or liquidity.

In addition to the foregoing matters, in October 2016, we received a subpoena from the U.S. Department of Justice seeking information on certain of our marketing and promotional practices. We have responded to the subpoena, as well as additional related requests. We have incurred, and anticipate that we will continue to incur, substantial costs in connection with the matter. The investigation is ongoing and at this stage we are unable to predict its scope, duration or outcome. Investigations such as this may result in the imposition of, among other things, significant damages, injunctions, fines, or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the

U.S. Department of Justice investigation for the three-month periods ended March 31, 2020 and 2019 were approximately $1.5 million and $1.7 million, respectively.

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

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(3,154)	$6,195
Average common shares outstanding	55,246	54,917
Basic EPS	$(0.06)	$0.11

Average common shares outstanding	55,246	54,917
Effect of dilutive stock options (1)	—	1,573
Total potential shares outstanding	55,246	56,490
Diluted EPS	$(0.06)	$0.11

Stock options excluded as the impact was anti-dilutive(1)	4,340	976
(1)	For the three-month period ended March 31, 2020, 2,242 outstanding stock options were considered antidilutive due to the net loss in the period. Independent of the net loss incurred, the potentially dilutive effect of these options would have been 769 shares.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of sales	$339	$252
Research and development	285	192
Selling, general and administrative	2,153	1,322
Stock-based compensation expense before taxes	$2,777	$1,766

Nonqualified Stock Options

During the three-month periods ended March 31, 2020 and 2019, we granted stock options representing 216,494 and 909,603 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Three Months Ended
March 31,
	2020	2019
Risk-free interest rate	0.52% - 1.67%	2.42% - 2.56%
Expected option term	4.0 - 5.0 years	3.0 - 5.0 years
Expected dividend yield	—	—
Expected price volatility	38.65% - 43.24%	28.93% - 33.69%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock award. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option term and implied volatility based on recent trends of the daily historical volatility. For awards with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $28.4 million, which was expected to be recognized over a weighted average period of 2.93 years.

Stock-Settled Performance-Based Restricted Stock Units

During the three-month period ended March 31, 2020, we granted stock-settled performance-based restricted stock units (“performance stock units”) to certain of our executive officers representing up to 152,475 shares of our common stock. Conversion of the performance stock units occurs at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2,000 (“rTSR”), as defined in the award agreements. The payout for each unit is equal to one share of common stock multiplied by a FCF multiplier (between 0% and 200%) and a rTSR multiplier (between 75% and 125%). If FCF is below a specified threshold, no shares will be awarded. The potential maximum payout per performance stock units is 250% of the target shares. Performance stock units convey no shareholder rights, including voting rights, unless and until shares are issued in settlement of the award. As performance stock units represent contingently issuable shares, we have excluded them from the calculation of weighted average shares outstanding for the calculation of diluted EPS.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated using the following assumptions for the periods indicated below:

Three Months Ended
March 31,
2020
Risk-free interest rate	1.1% - 1.3%
Performance period	0.8 - 2.8 years
Expected dividend yield	—
Expected price volatility	40.2% - 56.1%

The risk-free interest rate of return was determined using the U.S. Treasury rate at the time of grant with a remaining term equal to the expected term of the award. The expected volatility was based on a weighted average volatility of our stock price and the average volatility of our compensation peer group's volatilities. The expected dividend yield was assumed to be zero because, at the time of the grant, we had no plans to declare a dividend.

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the final number of shares awarded. For the three-month period ended March 31, 2020, we recognized stock-based compensation expense associated with the performance stock units of approximately $0.3 million. As of March 31, 2020, the total remaining unrecognized compensation cost related to performance stock units was approximately $5.0 million, which is expected to be recognized over a weighted average period of 1.83 years.

Cash-Settled Performance-Based Share-Based Awards

During the three-month period ended March 31, 2020, we granted cash-settled performance-based share-based awards to our Chief Executive Officer. These awards entitle him to a cash payment equal to a target cash incentive multiplied by rTSR and FCF multipliers, as defined in the award agreements. The potential maximum payout is 250% of the target cash incentive. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

For the three-month period ended March 31, 2020, we recognized expense associated with these cash-settled performance-based restricted stock units of approximate $0.1 million within selling, general and administrative expenses in our consolidated statement of income (loss). The fair value of these awards will be remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term assets within our consolidated balance sheet. As of March 31, 2020, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $2.2 million, which is expected to be recognized over a weighted average period of 1.83 years.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on net sales and operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net Sales
Cardiovascular	$235,544	$230,480
Endoscopy	7,981	7,869
Total net sales	243,525	238,349

Operating Income
Cardiovascular	1,502	7,619
Endoscopy	(140)	1,904
Total operating income	1,362	9,523

Total other expense - net	(3,354)	(2,677)

Income tax expense	1,162	651

Net income (loss)	$(3,154)	$6,195

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$(4,812)	$—	$(4,812)	$—
Foreign currency contract assets, current and long-term (2)	$5,681	$—	$5,681	$—
Foreign currency contract liabilities, current and long-term (3)	$(6,019)	$—	$(6,019)	$—
Contingent consideration liabilities	$(68,869)	$—	$—	$(68,869)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contract (1)	$1,192	$—	$1,192	$—
Interest rate contract (1)	$(290)	$—	$(290)	$—
Foreign currency contract assets, current and long-term (2)	$2,447	$—	$2,447	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,255)	$—	$(4,255)	$—
Contingent consideration liabilities	$(76,709)	$—	$—	$(76,709)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as other long-term assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. See Note 4 for further information regarding these acquisitions. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$76,709	$82,236
Contingent consideration expense (1)	4,897	775
Contingent payments made	(12,754)	(554)
Effect of foreign exchange	17	—
Ending balance	$68,869	$82,457
(1) There were no fair value adjustments recorded to OCI for the three months ended March 31, 2020

As of March 31, 2020, approximately $57.6 million in contingent consideration liability was included in other long-term obligations and approximately $11.3 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2019, approximately $48.1 million in contingent consideration liability was included in other long-term obligations and approximately $28.6 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold an equity investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset. During the three-month period ended March 31, 2019, we recorded a gain on the contingent receivable of approximately $20,000. As of December 31, 2019, the contingent receivable was settled in full and there was no balance remaining to collect.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair value at
	March 31,	Valuation
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Weighted Average(1)
Revenue-based royalty payments contingent liability	$8,053	Discounted cash flow	Discount rate	12% - 24%	15.4%
			Projected year of payments	2020-2034	2026

Revenue milestones contingent liability	$58,116	Monte Carlo simulation	Discount rate	9% - 14.5%	10.9%
			Projected year of payments	2020-2023	2022

Regulatory approval contingent liability	$2,700	Scenario-based method	Discount rate	6.6%
			Probability of milestone payment	65%
			Projected year of payment	2022
(1) Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for unobservable inputs related to a single financial asset or liability.

	Fair value at
	December 31,	Valuation
Contingent consideration liability	2019	technique	Unobservable inputs	Range
Revenue-based royalty payments contingent liability	$7,710	Discounted cash flow	Discount rate	13% - 24%
			Projected year of payments	2020-2034

Revenue milestones contingent liability	$66,114	Monte Carlo simulation	Discount rate	9% - 13.5%
			Projected year of payments	2020-2023

Regulatory approval contingent liability	$2,885	Scenario-based method	Discount rate	2.4%
			Probability of milestone payment	65%
			Projected year of payment	2022

The contingent consideration liability is re-measured to fair value each reporting period. Significant increases or decreases in projected revenues, based on our most recent internal operational budgets and long-range strategic plans, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement. Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income (loss).

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, intangible assets and goodwill in connection with impairment evaluations. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three-month period ended March 31, 2020, we recorded impairment charges of approximately $359,000, related to certain property and equipment associated with our sale of the NvisionVLE® Imaging System under our distribution agreement with NinePoint Medical, Inc. (“NinePoint”). In addition, during the three-month periods ended March 31, 2020 and 2019, we had losses of approximately $81,000 and $211,000, respectively, related to the measurement of other non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Our equity investments in privately held companies, including options to acquire these companies, were $14.5 million and $17.1 million at March 31, 2020 and December 31, 2019, respectively. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. During the three-month period ended March 31, 2020 we recorded charges of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular due to our  decision not to exercise our option to purchase the business.

Our outstanding long-term notes receivable, including accrued interest, and in 2020 our allowance for current expected credit losses, were approximately $2.1 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we recognized an allowance for current expected credit losses of $670,000 associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities. During the first quarter of 2020, we adjusted the probability of default for all securities for a period of one year due to changes in current macroeconomic conditions and our expectations of collectability.

The table below presents a rollforward for the period ended March 31, 2020 of the allowance for current expected credit losses on our notes receivable (in thousands):

Three Months Ended
March 31, 2020
Beginning balance	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	575
Provision for credit loss expense	95
Ending balance	$670

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2020 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
December 31, 2019	$218	$(5,512)	$(5,294)

OCI (loss)	(6,957)	(4,125)	(11,082)
Income taxes	1,849	(7)	1,842
Reclassifications to:
Revenue	(78)		(78)
Cost of Sales	104		104
Interest Expense	(251)		(251)
Net OCI (loss)	(5,333)	(4,132)	(9,465)

March 31, 2020	(5,115)	(9,644)	(14,759)

The changes in each component of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2019 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
December 31, 2018	$3,522	(5,555)	(2,033)

OCI (loss)	(1,870)	(615)	(2,485)
Income taxes	663	14	677
Reclassifications to:
Revenue	(194)		(194)
Cost of Sales	82		82
Interest Expense	(595)		(595)
Net OCI (loss)	(1,914)	(601)	(2,515)

March 31, 2019	1,608	(6,156)	(4,548)

16. Subsequent Events.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, and the virus has spread to most countries and to all 50 states within the United States. The COVID-19 pandemic has created significant uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may negatively impact our business, results of operations and financial condition for the foreseeable future. At present, it is not possible for us to predict the extent of this impact due to uncertainties regarding the duration of the pandemic, potential government mandates regarding elective procedures, and patient behavior, among other factors.

In response to the COVID-19 pandemic, we implemented certain cost reduction and operating efficiency initiatives, including decreased discretionary spending, delayed product launches, and deferred capital spending and research and development projects, among other initiatives. In April 2020, due to the significant impact of the COVID-19 pandemic on our business, results of operations and financial condition, and uncertainly regarding the scope and duration of that impact, we implemented furloughs and a temporary salary reduction for executive management and certain other salaried personnel. We also implemented processes to encourage the safety of our employees, including formal policies restricting travel, temperature screenings at most of our manufacturing locations, and mandatory telecommuting for certain positions.

As the impact of the COVID-19 pandemic evolves, we will continue to assess the impact on our business and respond accordingly. Sustained adverse impacts to our business, our suppliers, and our customers may also affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets. Estimates may change as new events occur and additional information is obtained, and actual results will likely differ, and may differ materially, from our estimates under different assumptions, circumstances or conditions.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

●	risks relating to managing growth, particularly if accomplished through acquisitions, and the integration of acquired businesses;
●	risks relating to protection of our intellectual property;
●	risks relating to the outbreak of COVID-19, and the consequences of the resulting pandemic throughout the world;
●	claims by third parties that we infringe their intellectual property rights, which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;
●	changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control;
●	constant changes in international and national economic and industry conditions;
●	FDA regulatory clearance processes, which are expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals, which could prevent us from commercializing our products;
●	international regulatory requirements and delays and failure to obtain and maintain required regulatory clearances and approvals;
●	greater scrutiny and regulation by governmental authorities, including risks relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;
●	risks relating to physicians’ use of our products in unapproved circumstances;

●	consolidation in the healthcare industry, group purchasing organizations or public procurement policies leading to demands for price concessions;
●	disruption of our information technology systems, our critical information systems or a breach in the security of our systems;
●	changes in or failure to comply with governing regulations;
●	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;
●	fluctuations in foreign currency exchange rates negatively impacting our financial results;
●	expending significant resources for research, development, testing and regulatory approval or clearance of our products under development and any failure to develop the products, any failure of the products to be effective or any failure to obtain approvals for commercial use;
●	violations of laws targeting fraud and abuse in the healthcare industry;
●	loss of key personnel;
●	termination or interruption of, or a failure to monitor, our supply relationships or increases in the prices of our component parts, finished products, third-party services or raw materials, particularly petroleum-based products;
●	limits on reimbursement imposed by governmental and other programs;
●	product liability claims;
●	failure to report adverse medical events to the FDA or other governmental authorities, which may subject us to sanctions that may materially harm our business;
●	failure to maintain or establish sales capabilities on our own or through third parties, which may result in our inability to commercialize our products in countries where we lack direct sales and marketing capabilities;
●	employees, independent contractors, consultants, manufacturers and distributors engaging in misconduct or other improper activities, including noncompliance;
●	commencement or continuation of litigation which adversely affects our financial condition or results of operations;
●	inability to compete in markets, particularly if there is a significant change in relevant practices or technology;
●	inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;
●	uncertainties about the United Kingdom’s (“UK”) withdrawal from the European Union (“EU”);
●	uncertainties relating to the LIBOR calculation and the expected discontinuation of LIBOR after 2021;
●	inability to accurately forecast customer demand for our products or manage our inventory;
●	the addressable market for our product groups being smaller than our estimates;

●	failure to comply with export control laws, customs laws, sanctions laws and other laws governing our operations in the U.S. and other countries, which could subject us to civil or criminal penalties, other remedial measures and legal expenses;
●	risks relating to work stoppage, transportation interruptions, severe weather, natural disasters and outbreak of disease;
●	fluctuations in our effective tax rate adversely affecting our business, financial condition or results of operation;
●	risks relating to our revenues being derived from a few products and medical procedures;
●	actions of activist shareholders being potentially disruptive and costly and causing change that conflicts with our strategic direction;
●	effects of evolving U.S. and international laws and regulations regarding privacy and data protection;
●	failure to comply with applicable environmental laws and regulations;
●	volatility of the market price of our common stock; and
●	other factors referenced in our press releases and in our filings with the SEC.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the 2019 Form 10-K and Part II, Item 1A “Risk Factors” in this report.

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

We design, develop, manufacture and market medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three-month period ended March 31, 2020, we reported sales of approximately $243.5 million, up approximately $5.2 million or 2.2%, over sales from the three-month period ended March 31, 2019 of approximately $238.3 million.

Gross profit as a percentage of sales decreased to 42.6% for the three-month period ended March 31, 2020 as compared to 43.9% for the three-month period ended March 31, 2019.

Net loss for the three-month period ended March 31, 2020 was approximately $(3.2) million, or $(0.06) per share, as compared to net income of approximately $6.2 million, or $0.11 per share, for the three-month period ended March 31, 2019.

Recent Developments and Trends

In addition to the trends identified in the 2019 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2020 has been impacted, and we believe it will continue to be impacted by the following recent events and trends:

●	Despite the challenges presented by the COVID-19 pandemic during the three months ended March 31 2020, we continued to implement initiatives we have been working on for several months. We are in the process of moving 14 products to our Tijuana, Mexico and Pearland, Texas facilities, as well as consolidating four satellite facilities.

●	Sales in many of our end markets declined during the three months ended March 31, 2020 due, in large part, to the imposed limitations of hospital procedures required to devote limited resources to COVID-19 treatment. At the same time, we saw increased demand for many of our critical care products, such as hemodynamic monitoring, peritoneal dialysis catheters and insertion tools, as well as our infection control products.

●	At present, we expect a number of previously announced new product launches will be delayed due to the COVID-19 pandemic. However, in April 2020 we initiated production of a nasopharyngeal swab and transport vial, used to collect specimens with suspected presence of COVID-19. We received our first purchase order of $2.4 million from the State of Utah in April 2020.

●	We have actively managed inventory levels, reduced executive management and other employee compensation, limited discretionary spending and delayed capital spending.

●	As of March 31, 2020, we had cash on hand of approximately $50 million and net borrowing capacity of approximately $232.1 million, which was undrawn as of March 31, 2020.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net sales	100%	100%
Gross profit	42.6	43.9
Selling, general and administrative expenses	32.4	32.8
Research and development expenses	6.1	6.7
Impairment and other charges	1.6	—
Contingent consideration expense	2.0	0.3
Income from operations	0.6	4.0
Other expense - net	(1.4)	(1.1)
Income (loss) before income taxes	(0.8)	2.9
Net income (loss)	(1.3)	2.6

Sales

Sales for the three-month period ended March 31, 2020 increased by 2.2%, or approximately $5.2 million, compared to the corresponding period in 2019. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2020 and 2019 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2020	2019
Cardiovascular
Peripheral Intervention	2.9%	$87,075	$84,633
Cardiac Intervention	0.1%	72,591	72,540
Custom Procedural Solutions	3.8%	47,621	45,861
OEM	3.0%	28,257	27,446
Total	2.2%	235,544	230,480

Endoscopy
Endoscopy devices	1.4%	7,981	7,869

Total	2.2%	$243,525	$238,349

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2020 were approximately $235.5 million, up 2.2% when compared to the corresponding period of 2019 of approximately $230.5 million. Sales for the three-month period ended March 31, 2020 were favorably affected by increased sales of:

(a)	Peripheral intervention products (particularly our access and drainage products, offset partially by angiography and vertebral compression fracture products) of approximately $2.4 million, up 2.9% from the corresponding period of 2019;
(b)	Custom procedural solutions products (particularly our trays and critical care products, many of which saw increased demand due to COVID-19, offset partially by decreased kit sales) of approximately $1.8 million, up 3.8% from the corresponding period of 2019; and
(c)	OEM products (particularly custom procedural solutions and cardiac intervention products, offset partially by sensors) of approximately $0.8 million, up 3.0% from the corresponding period of 2019.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2020 were approximately $8.0 million, up 1.4%, when compared to sales in the corresponding period of 2019 of approximately $7.9 million. Sales for the three-month period ended March 31, 2020 were favorably affected by sales of our AEROmini® and EndoMAXX® Fully Covered Esophageal Stents.

International Sales. International sales for the three-month period ended March 31, 2020 were approximately $102.5 million, or 42.1% of net sales, up 2.2% when compared to the corresponding period of 2019. The increase in our international sales for the first quarter of 2020 compared to the first quarter of 2019 was primarily related to sales increases in Turkey of approximately $4.1 million, South Africa of approximately $0.9 million, Italy of approximately $0.8 million, Australia of approximately $0.6 million, and Germany of approximately $0.5 million, partially offset by decreased sales primarily driven by decreased demand due to the COVID-19 pandemic in China of approximately $(5.0) million and Japan of  $(0.7) million.

Gross Profit

Our gross profit as a percentage of sales decreased to 42.6% for the three-month period ended March 31, 2020, compared to 43.9% for the three-month period ended March 31, 2019. The decrease in gross profit percentage was primarily due to changes in product mix driven by the COVID-19 pandemic (as sales were down in China, a market which typically generates gross margins which are higher than our corporate average) and increased obsolescence expense primarily due to reserves of inventory sold under our distribution agreement with NinePoint, partially offset by improvements in manufacturing variances from operational efficiencies.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $0.5 million, or 0.7%, for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019. As a percentage of sales, SG&A expenses were 32.4% of sales for the three-month period ended March 31, 2020, compared to 32.8% for the three-month period ended March 31, 2019. In the three months ended March 31, 2020 compared to the corresponding period of 2019, overall compensation expenses were higher (including increased severance and offset by lower bonus expense), bad debt expense increased by approximately $0.9 million (primarily as a result of the COVID-19 pandemic and increased credit sales to distributors in the Middle East), and discretionary spending decreased (including reduced travel, training, and shows and conventions expenses as a result of restrictions related to the COVID-19 pandemic).

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended March 31, 2020 were approximately $14.9 million, down (7.3)%, when compared to R&D expenses in the corresponding period of 2019 of approximately $16.0 million. This decrease in R&D expenses was largely due to headcount reductions and lower discretionary expenses related to the COVID-19 pandemic.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating Income (Loss)
Cardiovascular	$1,502	$7,619
Endoscopy	(140)	1,904
Total operating income	$1,362	$9,523

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2020 was approximately $1.5 million, compared to operating income of approximately $7.6 million for the three-month period ended March 31, 2019. The decrease in cardiovascular operating income was primarily a result of increased impairment expense of $3.8 million related to an option to purchase Bluegrass Vascular, which expired unexercised, higher contingent consideration expense from fair value adjustments related to liabilities from completed acquisitions and lower gross margins, partially offset by higher sales.

Endoscopy Operating Income (Loss). Our endoscopy operating loss for the three-month period ended March 31, 2020 was approximately $(0.1) million, compared to operating income of approximately $1.9 million for the three-month period ended March 31, 2019. This decrease was primarily the result of lower gross margins due to $1.4 million of inventory obsolescence related to products sold under our distribution agreement with NinePoint.

Effective Tax Rate

Our effective income tax rate for the three-month periods ended March 31, 2020 and 2019 was (58.3)% and 9.5%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three-month period ended March 31, 2020, when compared to the prior-year period, was primarily due to discrete expenses related to the fair value adjustment of the contingent consideration liabilities of recent equity acquisitions and the write-off of our purchase option to acquire Bluegrass Vascular, due to our decision not to exercise our option to purchase this business.

Other Expense

Our other expense for the three-month periods ended March 31, 2020 and 2019 was approximately $3.4 million and $2.7 million, respectively. The increase in other expense was primarily a result of increased interest expense as a result of higher average debt balances.

Net Income (Loss)

Our net income (loss) for the three-month periods ended March 31, 2020 and 2019 was approximately $(3.2) million and $6.2 million, respectively. The decrease in net income was primarily due to lower gross margins, higher contingent consideration expense from fair value adjustments related to liabilities from recent acquisitions, and higher impairment and other charges, partially offset by increased sales and reduced expenses from certain cost-cutting initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $50.1 million and $44.3 million respectively, of which approximately $37.3 million and $31.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, after evaluation of the permanent reinvestment assertion, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $14.5 million and $11.3 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $28.9 million and $13.5 million during the three-month periods ended March 31, 2020 and 2019, respectively. Net cash provided by operating activities increased approximately $15.4 million for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income (loss) was approximately $(3.2) million and $6.2 million for the three-month periods ended March 31, 2020 and 2019, respectively. The loss recognized in the three-month period ended March 31, 2020 was primarily attributable to increased non-cash expenses including $3.9 million for the write-off of certain intangible and other long-term assets principally associated with the expiration of our option to purchase Bluegrass Vascular and $4.9 million for fair value adjustments to our contingent consideration liabilities, and
●	Cash provided by (used for) accounts receivable was approximately $3.4 million and $(11.6) million for the three-month periods ended March 31, 2020 and 2019, respectively, due primarily to timing of collections and increased allowances due to economic uncertainty, partially offset by increases in sales volume.

Cash flows used in investing activities. We used cash in investing activities of approximately $14.8 million and $21.0 million for the three-month periods ended March 31, 2020 and 2019, respectively. We invested in capital expenditures for property and equipment of approximately $14.0 million and $18.3 million in the three-month periods ended March 31, 2020 and 2019, respectively. Capital expenditures in each fiscal year were primarily related to investment in buildings, property and equipment to support development and production of new and expanded product lines and to facilitate growth in our distribution markets. These investments include construction of a new manufacturing and research and development facility in South Jordan, Utah completed in early 2020. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 to $55 million in 2020 for buildings, property and equipment.

Cash outflows invested in acquisitions for the three-month periods ended March 31, 2019 were approximately $1.9 million and were primarily related to our investment in the equity of Fluidx Medical Technology, LLC. There was no cash paid for acquisitions in the three-month period ended March 31, 2020.

Cash flows used in financing activities. Cash used in financing activities for the three-month periods ended March 31, 2020 and 2019 was approximately $6.2 million and $9.8 million, respectively. In 2020 we increased our net borrowings by approximately $6.1 million to partially finance the payment of contingent consideration of $12.8 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical, Inc. In 2019, our primary financing activities included additional net borrowings under our credit agreement to partially fund our acquisition activity and capital expenditures for property and equipment.

As of March 31, 2020, we had outstanding borrowings of approximately $446.1 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $232.1 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2020 was a fixed rate of 2.87% on $175 million as a result of an interest rate swap (see Note 9 to our consolidated financial statements included in Part I, Item 1 of this report) and a variable floating rate of 2.74% on $271.1 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million. See Note 8 to our consolidated financial statements included in Part I, Item 1 of this report for additional details regarding the Third Amended Credit Agreement and our long-term debt.

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

Off-Balance Sheet Arrangements

We have committed to provide loans of up to an additional €2 million at the discretion of Selio at a rate of 5% per annum. The current note receivable balance from Selio is $250,000. Additional loans made to Selio pursuant to our loan agreement, together with the initial advance and all other amounts owed to us by Selio, would be securitized by Selio’s assets. Aside from this arrangement, we do not have any off-balance sheet arrangements that have had, or are reasonably likely in the future to have, an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2020, there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

Our principal market risk relates to changes in the value of the following currencies relative to the U.S. Dollar (USD):

●	Chinese Yuan Renminbi (CNY) and
●	Euro (EUR)

We also have more limited market risk relating to the following currencies (among others):

●	British Pound (GBP),
●	Hong Kong Dollar (HKD),
●	Mexican Peso (MXN),
●	Australian Dollar (AUD),
●	Canadian Dollar (CAD),
●	Brazilian Real (BRL),
●	Swiss Franc (CHF),
●	Swedish Krona (SEK),
●	Danish Krone (DKK),
●	South Korean Won (KRW), and
●	Japanese Yen (JPY).

Our consolidated financial statements are denominated in, and our principal currency is, the USD. For the three-month period ended March 31, 2020, a portion of our net sales (approximately $75.5 million, representing approximately 31.0% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in USD.

We believe our CNY- and EUR-denominated revenues currently represent our largest single currency risks. As we continue to expand our operations in China, we have been increasingly exposed to currency risk related to our CNY-denominated revenue. In general, a strengthening of the USD against the CNY has a negative effect on our operating income. Our EUR-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge against fluctuations in foreign exchange rates. Accordingly, a strengthening of the USD against the EUR generally has a positive effect on our operating income. The following table presents the USD impact to reported operating income related to a hypothetical positive and negative 10% exchange rate fluctuation in the value of the USD relative to both the CNY and EUR (annual amounts in thousands):

	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income:
CNY	$(8,880)	$8,880
EUR	$5,053	$(5,053)

During the three-month period ended March 31, 2020, exchange rate fluctuations of foreign currencies against the USD had the following impact on our sales, cost of sales and gross profit (in thousands, except percentages):

	Three Months Ended
	March 31, 2020
	Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)
Net sales	$(2,802)	(1.1)%
Cost of sales	$(400)	(0.3)%
Gross profit (1)	$(2,402)	(2.3)%
(1)	Represents approximately 49 basis points in gross margin percentage for the three-month period ended March 31, 2020

The impact to sales for the three-month period ended March 31, 2020 was primarily a result of unfavorable impacts due to sales denominated in EUR, CNY and BRL. The impact to cost of sales was primarily a result of favorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of March 31, 2020 and December 31, 2019 we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with notional amounts of $173.2 million and $212.5 million, respectively.

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2020 and December 31, 2019 we had entered into foreign currency forward contracts (which were not designated as hedging instruments) related to those balance sheet accounts with notional amounts of $65.2 million and $65.0 million, respectively.

See Note 9 to our consolidated financial statements included in Part I, Item 1 of this report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this report, as of March 31, 2020, we had outstanding borrowings of approximately $446.1 million under the Third Amended Credit Agreement. Our earnings and after-tax cash flow are affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of March 31, 2020 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.7 million annually for each one percentage point change in the average interest rate under these borrowings.

In the event of an adverse change in interest rates, our management may take actions to mitigate our interest rate exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2019 Form 10-K, as well as the amended and updated risk factors included below (which replace the equivalent risk factors disclosed in Part I, Item 1A. "Risk Factors" of the 2019 Form 10-K). Such risk factors could materially affect our business, financial condition or future results. The risks described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, this virus and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 pandemic has created significant uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may negatively impact our business, results of operations and financial condition for the foreseeable future. Elective procedures that use our products have significantly decreased in number as health care organizations around the world have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, many of these procedures that use our products have been suspended or postponed and it is unclear when these procedures will resume. In addition, most of the hospitals and clinics that purchase our products have instituted strict procedures at their facilities in an effort to prevent the spread of COVID-19, including restrictions on sales representatives entering these facilities. This has been a major impediment to our sales efforts, as supporting existing customers and acquiring new customers is much more difficult in this environment. These restrictions have had a significant adverse effect on our sales and, until they are lifted, our business, operations and financial results continue to be adversely impacted. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and are likely to continue to reduce our revenue and negatively impact our business, operations and financial results. Further, once the pandemic subsides, we anticipate there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures that use our products will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, operations and financial results following the end of the pandemic.

Numerous national, international, state and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in significant alteration of our operations, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) delays in approvals by regulatory bodies; (iii) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (iv) reductions in our sales team, including through layoffs, furloughs or other losses of sales representatives; (v) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers' capacity to manufacture our products; (vi) disruption of our research and development activities; and (vii) delays in ongoing studies and pre-clinical trials. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions by government entities and our customers to contain COVID-19 or treat its impact, among others.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and actions taken to contain its impact. To the extent the COVID-19 pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening other risks described in “Risk Factors” in our 2019 Form 10-K, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. In recent years, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA”). In January 2020, after passing the House and Senate, President Trump signed the United States Mexico Canada Agreement (“USMCA”). Mexico had already ratified the USMCA, but before it can take effect, Canada must also ratify the USMCA. At this time, it is unknown whether Canada will ratify the USMCA, new legislation will be passed into law, pending or new regulatory proposals will be adopted, other international trade agreements will be negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our Company. If the USMCA is fully ratified, any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, operations and financial results.

Recently, the COVID-19 pandemic has significantly impacted our business operations around the world. The adverse impact of the COVID-19 pandemic on our net sales during the first quarter of 2020 was approximately $16 million. While the potential economic impact brought by and the duration of COVID-19 is difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income, access to healthcare and availability of health insurance coverage, which could adversely affect the number and mix of our products sold after the pandemic has ended.

In addition to changes in U.S. trade policy and the COVID-19 pandemic, a number of other economic and geopolitical factors both in the U.S. and abroad could have a material adverse effect on our business, financial condition, results of operations or cash flows, which could ultimately result in:

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

The market price of our common stock has recently been, and may in the future be, volatile for various reasons, including those discussed in these risk factors. Other events that could cause volatility in our stock, include without limitation, variances in our financial results; analysts’ and other projections or recommendations regarding our common stock specifically or medical technology stocks generally; actions of activist shareholders; any restatement of our financial statements or any investigation of us by the SEC, the FDA, or another regulatory authority; or a decline, or rise, of stock prices in capital markets generally. In recent months, due in large part to the effect of the COVID-19 pandemic, domestic and international capital markets have experienced significant volatility and significant declines in those markets generally. The impact of the COVID-19 pandemic is likely to continue throughout 2020 and may amplify the effects of other events that could cause volatility in the market for our stock.

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: May 11, 2020	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: May 11, 2020	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer