Form 10-Q
period 2020-06-30
MERIT MEDICAL SYSTEMS INC
filed 2020-08-06
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,484,186
Title or class	Number of Shares Outstanding at August 3, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In thousands)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$49,702	$44,320
Trade receivables — net of allowance for uncollectible accounts — 2020 — $3,866 and 2019 — $3,108	138,792	155,365
Other receivables	8,214	10,016
Inventories	221,417	225,698
Prepaid expenses and other current assets	13,860	12,497
Prepaid income taxes	3,493	3,491
Income tax refund receivables	10,467	3,151

Total current assets	445,945	454,538

PROPERTY AND EQUIPMENT:
Land and land improvements	27,815	27,554
Buildings	181,749	153,863
Manufacturing equipment	257,493	244,368
Furniture and fixtures	60,358	57,623
Leasehold improvements	44,952	43,311
Construction-in-progress	59,523	83,685

Total property and equipment	631,890	610,404

Less accumulated depreciation	(248,261)	(231,619)

Property and equipment — net	383,629	378,785

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization —2020 — $174,495 and 2019 — $149,947	354,273	379,529
Other — net of accumulated amortization — 2020 — $59,926 and 2019 — $65,607	59,717	65,783
Goodwill	353,093	353,193
Deferred income tax assets	3,748	3,788
Right-of-use operating lease assets	79,051	80,244
Other assets	36,413	41,461

Total other assets	886,295	923,998

TOTAL ASSETS	$1,715,869	$1,757,321

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In thousands)

	June 30,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$44,444	$54,623
Accrued expenses	106,934	105,184
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	12,886	11,550
Income taxes payable	2,460	2,799

Total current liabilities	174,224	181,656

LONG-TERM DEBT	402,915	431,984

DEFERRED INCOME TAX LIABILITIES	45,236	45,236

LONG-TERM INCOME TAXES PAYABLE	347	347

LIABILITIES RELATED TO UNRECOGNIZED TAX BENEFITS	1,990	1,990

DEFERRED COMPENSATION PAYABLE	14,194	14,855

DEFERRED CREDITS	2,053	2,122

LONG-TERM OPERATING LEASE LIABILITIES	71,785	72,714

OTHER LONG-TERM OBLIGATIONS	74,278	56,473

Total liabilities	787,022	807,377

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 9 and 10)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued	—	—
Common stock, no par value; shares authorized — 2020 and 2019 - 100,000; issued and outstanding as of June 30, 2020 - 55,481 and December 31, 2019 - 55,213	595,726	587,017
Retained earnings	345,434	368,221
Accumulated other comprehensive loss	(12,313)	(5,294)

Total stockholders’ equity	928,847	949,944

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,715,869	$1,757,321

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET SALES	$218,371	$255,532	$461,896	$493,881

COST OF SALES	134,155	143,568	273,896	277,281

GROSS PROFIT	84,216	111,964	188,000	216,600

OPERATING EXPENSES:
Selling, general and administrative	66,767	79,977	145,575	158,247
Research and development	14,026	16,332	28,898	32,375
Legal settlement	18,200	—	18,200	—
Impairment and other charges	3,875	548	7,720	548
Contingent consideration expense	343	2,406	5,240	3,181
Acquired in-process research and development	—	500	—	525

Total operating expenses	103,211	99,763	205,633	194,876

INCOME (LOSS) FROM OPERATIONS	(18,995)	12,201	(17,633)	21,724

OTHER INCOME (EXPENSE):
Interest income	88	342	167	698
Interest expense	(2,715)	(3,115)	(5,859)	(5,879)
Other expense - net	(678)	(429)	(967)	(698)

Total other expense — net	(3,305)	(3,202)	(6,659)	(5,879)

INCOME (LOSS) BEFORE INCOME TAXES	(22,300)	8,999	(24,292)	15,845

INCOME TAX (BENEFIT) EXPENSE	(3,242)	2,140	(2,080)	2,791

NET INCOME (LOSS)	$(19,058)	$6,859	$(22,212)	$13,054

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.34)	$0.12	$(0.40)	$0.24

Diluted	$(0.34)	$0.12	$(0.40)	$0.23

AVERAGE COMMON SHARES:
Basic	55,406	55,017	55,326	54,967

Diluted	55,406	56,555	55,326	56,523

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(19,058)	$6,859	$(22,212)	$13,054
Other comprehensive income (loss):
Cash flow hedges	(101)	(1,154)	(7,283)	(3,731)
Income tax benefit (expense)	26	297	1,875	960
Foreign currency translation adjustment	2,524	274	(1,601)	(341)
Income tax benefit (expense)	(3)	(16)	(10)	(2)
Total other comprehensive income (loss)	2,446	(599)	(7,019)	(3,114)
Total comprehensive income (loss)	$(16,612)	$6,260	$(29,231)	$9,940

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands - unaudited)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2020	$949,944	55,213	$587,017	$368,221	$(5,294)
Net loss	(3,154)			(3,154)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	(575)			(575)
Other comprehensive loss	(9,465)				(9,465)
Stock-based compensation expense	2,641		2,641
Options exercised	2,369	174	2,369
Issuance of common stock under Employee Stock Purchase Plan	371	13	371
Shares surrendered in exchange for payment of payroll tax liabilities	(866)	(23)	(866)
Shares surrendered in exchange for exercise of stock options	(1,467)	(39)	(1,467)
BALANCE — March 31, 2020	939,798	55,338	590,065	364,492	(14,759)
Net loss	(19,058)			(19,058)
Other comprehensive income	2,446				2,446
Stock-based compensation expense	3,197		3,197
Options exercised	2,229	138	2,229
Issuance of common stock under Employee Stock Purchase Plan	235	5	235
BALANCE — June 30, 2020	$928,847	55,481	$595,726	$345,434	$(12,313)

					Accumulated Other
		Common Stock		Retained	Comprehensive
	Total	Shares	Amount	Earnings	Income (Loss)
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)
Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plan	432	7	432
BALANCE — March 31, 2019	940,111	54,995	574,946	369,713	(4,548)
Net income	6,859			6,859
Other comprehensive loss	(599)				(599)
Stock-based compensation expense	2,523		2,523
Options exercised	1,441	78	1,441
Issuance of common stock under Employee Stock Purchase Plan	340	6	340
BALANCE — June 30, 2019	$950,675	55,079	$579,250	$376,572	$(5,147)

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,212)	$13,054

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,040	45,010
Loss on sales and/or abandonment of property and equipment	370	803
Write-off of certain intangible assets and other long-term assets	7,820	594
Acquired in-process research and development	—	525
Amortization of right-of-use operating lease assets	6,339	5,874
Fair value adjustments to contingent consideration	5,240	3,181
Amortization of deferred credits	(69)	(70)
Amortization of long-term debt issuance costs	302	402
Stock-based compensation expense	6,205	4,289
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade receivables	15,292	(21,206)
Other receivables	643	445
Inventories	2,255	(5,138)
Prepaid expenses and other current assets	(1,349)	(1,052)
Prepaid income taxes	—	(45)
Income tax refund receivables	(7,329)	(3,980)
Other assets	128	(2,845)
Trade payables	(3,872)	1,338
Accrued expenses	19,664	1,079
Income taxes payable	1,572	(2,059)
Deferred compensation payable	(661)	1,518
Operating lease liabilities	(6,177)	(5,882)
Other long-term obligations	2,015	(145)

Total adjustments	95,428	22,636

Net cash provided by operating activities	73,216	35,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(25,803)	(35,959)
Intangible assets	(1,790)	(1,607)
Proceeds from the sale of property and equipment	27	22
Cash received for settlement of current note receivable	250	—
Cash paid in acquisitions, net of cash acquired	(100)	(37,256)

Net cash used in investing activities	$(27,416)	$(74,800)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,670	$3,374
Proceeds from issuance of long-term debt	38,567	125,746
Payments on long-term debt	(67,692)	(120,746)
Contingent payments related to acquisitions	(12,861)	(611)
Payment of taxes related to an exchange of common stock	(866)	—

Net cash provided by (used in) financing activities	(39,182)	7,763

EFFECT OF EXCHANGE RATES ON CASH	(1,236)	(830)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,382	(32,177)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,320	67,359

End of period	$49,702	$35,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $551 and $540, respectively)	$5,937	$5,794

Income taxes	$3,808	$8,856

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,970	$3,331

Current note receivable converted to equity investment	$899	$—

Acquisition purchases in accrued expenses and other long-term obligations	$—	$8,400

Merit common stock surrendered (39 and 0 shares, respectively) in exchange for exercise of stock options	$1,467	$—

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$7,029	$2,927

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six months ended June 30, 2020 and 2019 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2020 and December 31, 2019, and our results of operations and cash flows for the three and six-month periods ended June 30, 2020 and 2019. The results of operations for the three and six-month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results for a full-year period. Within the financial statements and tables presented, certain columns and rows may not total due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (as amended by an Amendment No. 1 to Annual Report on Form 10-K/A, the “Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the 2019 periods to conform to the 2020 presentation. In the consolidated statements of cash flows for the six months ended June 30, 2020, the fair value adjustment to contingent consideration is presented as a reconciling item between net income (loss) and cash flows from operating activities. A corresponding reclassification of approximately $3.2 million has been made in the prior period for comparability, along with corresponding reclassifications to the change in certain operating assets and liabilities.

COVID-19 Pandemic

The global coronavirus (“COVID-19”) pandemic has created significant uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may negatively impact our business, results of operations and financial condition for the foreseeable future. At present, it is not possible for us to predict the extent of this impact due to uncertainties regarding the duration of the pandemic, potential government mandates regarding elective procedures, and patient behavior, among other factors.

In response to the COVID-19 pandemic, we implemented certain cost reduction and operating efficiency initiatives, including decreased discretionary spending, delayed product launches, deferred capital spending and reduced the number of research and development projects, among other initiatives. In April 2020, due to the significant impact of the COVID-19 pandemic on our business, results of operations and financial condition, and uncertainty regarding the scope and duration of that impact, we reduced headcount, implemented targeted furloughs and reduced salaries for a number of groups, including all executive positions. We also implemented processes to encourage the safety of our employees, including formal policies restricting travel, temperature screenings at most of our manufacturing locations, and mandatory telecommuting for certain positions.

As the impact of the COVID-19 pandemic evolves, we will continue to assess the impact on our business and respond accordingly. Sustained adverse impacts to our business, our suppliers, and our customers may also affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets. Estimates may change as new events occur and additional information is obtained, and actual results will likely differ, and may differ materially, from our estimates under different assumptions, circumstances or conditions.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements related to fair value disclosures. ASU 2018-13 became effective for us beginning on January 1, 2020. We have modified our disclosures to conform with this guidance (see Note 14).

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

We currently believe that all other issued and not yet effective accounting standards are not materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 2 to our consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

Disaggregation of Revenue

The disaggregation of revenue is based on reporting segment, product category and geographical region. Beginning in the first quarter of 2020, we revised our product categories to more clearly reflect how we sell our products to our customers. We presented historical information under the new revised product categories in a Current Report on Form 8-K, filed with the SEC on April 3, 2020.

We design, develop, manufacture and market medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$42,614	$30,021	$72,635	$55,975	$32,873	$88,848
Cardiac Intervention	22,698	43,307	66,005	29,145	50,498	79,643
Custom Procedural Solutions	23,383	21,936	45,319	25,150	22,066	47,216
OEM	23,607	4,611	28,218	25,843	5,116	30,959
Total	112,302	99,875	212,177	136,113	110,553	246,666

Endoscopy
Endoscopy devices	5,838	356	6,194	8,549	317	8,866

Total	$118,140	$100,231	$218,371	$144,662	$110,870	$255,532

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$98,416	$61,294	$159,710	$111,575	$61,906	$173,481
Cardiac Intervention	51,293	87,303	138,596	56,161	96,022	152,183
Custom Procedural Solutions	48,797	44,143	92,940	48,965	44,112	93,077
OEM	47,274	9,201	56,475	49,904	8,501	58,405
Total	245,780	201,941	447,721	266,605	210,541	477,146

Endoscopy
Endoscopy devices	13,416	759	14,175	16,117	618	16,735

Total	$259,196	$202,700	$461,896	$282,722	$211,159	$493,881

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

On June 14, 2019, we consummated an acquisition transaction contemplated by a merger agreement to acquire Brightwater Medical, Inc. ("Brightwater"). The purchase consideration consisted of an upfront payment of $35 million plus a final working capital adjustment of approximately $39,000, net of cash acquired, with potential earn-out payments of up to an additional $5 million for achievement of CE certification with respect to the Brightwater ConvertX®, a single-use device used to replace a series of devices and procedures used to treat severe obstructions of the ureter, and up to an additional $10 million for the achievement of sales milestones specified in the merger agreement. The ConvertX device is designed to be implanted once and converted from a nephroureteral catheter to a nephroureteral stent without requiring sedation or local anesthesia. Brightwater recently received FDA clearance for the ConvertX biliary stent device. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Brightwater acquisition, which were included in selling, general and administrative expenses, were not material. During the three-month period ended June 30, 2020, certain non-significant measurement period adjustments were recorded resulting from our ongoing activities with respect to finalizing our purchase price allocation, including reassessment of the tax assets and liabilities for this acquisition. The following table summarizes the purchase price allocated to the net assets acquired as follows (in thousands):

Assets Acquired
Trade receivables	$55
Inventories	349
Property and equipment	409
Other long-term assets	30
Intangible assets
Developed technology	31,960
Customer lists	83
Trademarks	250
Goodwill	17,607
Total assets acquired	50,743

Liabilities Assumed
Trade payables	(58)
Accrued expenses	(261)
Other long-term obligations	(1,522)
Deferred income tax liabilities	(4,263)
Total liabilities assumed	(6,104)

Total net assets acquired	$44,639

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

The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, on our financial results for the three and six-month periods ended June 30,  2019. Operating results attributable to the STD Pharmaceutical and Brightwater acquisitions were included in our consolidated statements of income (loss) for the three and six-month periods ended June 30, 2020.

5. Inventories. Inventories at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$122,747	$134,467
Work-in-process	20,154	17,602
Raw materials	78,516	73,629
Total inventories	$221,417	$225,698

6.   Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 were as follows (in thousands):

2020
Goodwill balance at January 1	$353,193
Effect of foreign exchange	(215)
Additions and adjustments as the result of acquisitions	115
Goodwill balance at June 30	$353,093

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of June 30, 2020 and December 31, 2019. We did not have any goodwill impairments for the six-month periods ended June 30, 2020 and 2019. The total goodwill balance as of June 30, 2020 and December 31, 2019 was related to our cardiovascular segment.

Other intangible assets at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$24,492	$(7,863)	$16,629
Distribution agreements	5,754	(4,723)	1,031
License agreements	21,957	(8,698)	13,259
Trademarks	30,242	(10,936)	19,306
Customer lists	34,698	(27,706)	6,992
In-process technology	2,500	—	2,500

Total	$119,643	$(59,926)	$59,717

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$22,703	$(6,863)	$15,840
Distribution agreements	8,012	(6,794)	1,218
License agreements	26,987	(12,746)	14,241
Trademarks	30,240	(9,477)	20,763
Covenants not to compete	964	(964)	—
Customer lists	39,984	(28,763)	11,221
In-process technology	2,500	—	2,500

Total	$131,390	$(65,607)	$65,783

Aggregate amortization expense the three and six-month periods ended June 30, 2020 was approximately $14.8 million and $29.8 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2019 was approximately $14.9 million and $29.7 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We compare the carrying value of the amortizing intangible assets acquired to the undiscounted cash flows expected to result from the asset group and determine whether the carrying amount is recoverable. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three-month period ended June 30, 2020, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our planned closure of our procedural pack business in Australia acquired in our October 2017 acquisition of ITL Healthcare Pty Ltd. (“ITL”). We recorded an impairment charge for ITL intangible assets of approximately $2.4 million during the three months ended June 30, 2020, all of which pertained to our cardiovascular segment. During the three months ended June 30, 2019 we recorded an impairment charge of $548,000 for the discontinuation of our product associated with the assets acquired in our June 2017 acquisition of patent rights and other intellectual property related to the Repositionable Chest Tube and related devices from Lazarus Medical Technologies, LLC.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of June 30, 2020 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2020	$29,180
2021	51,348
2022	50,225
2023	49,090
2024	46,276

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2020 and 2019 was a tax expense (benefit) of approximately $(3.2) million and $2.1 million, respectively, which resulted in an effective tax rate of 14.5% and 23.8%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2020 and 2019 was a tax expense (benefit) of approximately $(2.1) million and $2.8 million, respectively, which resulted in an effective tax rate of 8.6% and 17.6%, respectively. The income tax benefit and corresponding decrease in the effective tax rate for the three and six-month periods ended June 30, 2020, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation and certain legal settlements).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$144,375	$148,125
Revolving credit loans	266,500	291,875
Less unamortized debt issuance costs	(460)	(516)
Total long-term debt	410,415	439,484
Less current portion	7,500	7,500
Long-term portion	$402,915	$431,984

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

Revolving credit loans denominated in dollars and term loans made under the Third Amended Credit Agreement bear interest, at our election, at either the Base Rate or the Eurocurrency Rate (as such terms are defined in the Third Amended Credit Agreement) plus the Applicable Margin (as defined in the Third Amended Credit Agreement). Revolving credit loans denominated in an Alternative Currency (as defined in the Third Amended Credit Agreement) bear interest at the Eurocurrency Rate plus the Applicable Margin. Swingline loans bear interest at the Base Rate plus the Applicable Margin (as defined in the Third Amended Credit Agreement). Interest on each Base Rate loan is due and payable on the last business day of each calendar quarter; interest on each Eurocurrency Rate loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of June 30, 2020.

As of June 30, 2020, we had outstanding borrowings of approximately $410.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $183.3 million, based on the net leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2020 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.68% on $235.9 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin and changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9.

Future minimum principal payments on our long-term debt as of June 30, 2020, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2020	$3,750
2021	7,500
2022	8,438
2023	11,250
2024	379,937
Total future minimum principal payments	$410,875

9.   Derivatives.

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of the risks attributable to those fluctuations by entering into derivative contracts. The derivatives we use are interest rate swaps and foreign currency forward contracts. We recognize derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether or not hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative contracts are classified as operating activities in the accompanying consolidated statements of cash flows.

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

Interest Rate Risk. Our debt bears interest at variable interest rates. Therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of the risk attributable to that variability, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Third Amended Credit Agreement that is solely due to changes in the benchmark interest rate.

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

At June 30, 2020 and December 31, 2019, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at June 30, 2020 was a liability of approximately $5.3 million, which was partially offset by approximately $1.4 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2019 was an asset of approximately $1.2 million, partially offset by approximately $307,000 in deferred taxes, and a liability of $(290,000), partially offset by approximately $(75,000) in deferred taxes.

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in Chinese Renminbi, Euros, British Pounds, Mexican Pesos, Brazilian Reals, Australian Dollars, Hong Kong Dollars, Swiss Francs, Swedish Krona, Canadian Dollars, Danish Krone, Japanese Yen, and South Korean Won, among others. We do not use derivative financial instruments for trading or speculative purposes. We do not believe we are subject to any credit risk contingent features related to our derivative contracts, and we seek to manage counterparty risk by allocating derivative contracts among several major financial institutions.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of June 30, 2020 and December 31, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $129.9 million and $212.5 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of June 30, 2020 and December 31, 2019, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $74.2 million and $65.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2020 and December 31, 2019, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative instruments designated as hedging instruments
Assets
Interest rate swaps	Other assets (long-term)	$—	$1,192
Foreign currency forward contracts	Prepaid expenses and other assets	1,251	1,663
Foreign currency forward contracts	Other assets (long-term)	173	466

(Liabilities)
Interest rate swaps	Other long-term obligations	(5,310)	(290)
Foreign currency forward contracts	Accrued expenses	(2,308)	(1,813)
Foreign currency forward contracts	Other long-term obligations	(431)	(764)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$562	$318

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,174)	(1,678)

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

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019		2020	2019	2020	2019
Derivative instrument			Location in statements of income
Interest rate swaps	$(763)	$(1,812)	Interest expense	$(2,715)	$(3,115)	$(265)	$602
Foreign currency forward contracts	222	1,064	Revenue	218,371	255,532	431	(92)
			Cost of sales	(134,155)	(143,568)	(606)	(104)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019		2020	2019	2020	2019
Derivative instrument			Location in statements of income
Interest rate swaps	$(6,226)	$(2,669)	Interest expense	$(5,859)	$(5,879)	$(14)	$1,196
Foreign currency forward contracts	(1,272)	51	Revenue	461,896	493,881	509	102
			Cost of sales	(273,896)	(277,281)	(710)	(185)

As of June 30, 2020, approximately $(1.2) million, or $(0.9) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2020, approximately $(1.7) million, or $(1.3) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense)	$(1,073)	$(489)	$2,345	$(755)

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

Litigation: In the ordinary course of business, we are involved in various proceedings, legal actions and claims.  These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including those more fully described below.  The outcomes of these matters will generally not be known for prolonged periods of time.  In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief.  For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.  If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows.  The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Securities Litigation

On December 3, 2019, the Bucks County Employees Retirement Fund filed a complaint against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019.  On February 24, 2020, the court appointed the City of Atlanta Police Pension Fund, the Atlanta Firefighters’ Pension Fund, and the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as Lead Plaintiffs.  This action is now captioned In re Merit Medical Systems, Inc. Securities Litigation (Master File No. 8:19-cv-02326-DOC-ADS).  On June 30, 2020, Lead Plaintiffs filed a consolidated class action complaint for violations of federal securities laws against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019.  The consolidated class action complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified damages, costs and attorneys’ fees, and equitable relief.  We intend to vigorously defend against the lawsuit and intend to file a motion to dismiss the consolidated class action on or before August 14, 2020.  We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable.  Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter.

Department of Justice Investigation

In October 2016, we received a subpoena from the U.S. Department of Justice (the “DOJ”) seeking information related to its investigation of certain of our marketing and promotional practices. We responded to the subpoena, as well as additional related requests. Recently, we reached an agreement in principle with the DOJ to fully resolve the DOJ’s investigation.  In addition to the substantial expense we have incurred in connection with the matter, we currently anticipate that we will pay approximately $18.2 million to resolve the matter; however, we deny the DOJ’s allegations. If we are unable to reach a final resolution of the investigation, we anticipate that we would continue to incur substantial costs in connection with the matter, and continuation of the investigation could result in the imposition of, among other things, significant damages, injunctions, fines, or civil or criminal claims or penalties against our company or individuals. Legal expenses we incurred in responding to the DOJ investigation for the three and six-month periods ended June 30, 2020 were approximately $1.7 million and $3.2 million, respectively. Based upon the agreement in principle we reached with the DOJ, we recorded a legal settlement in the first six months of 2020 of $18.2 million.

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

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(19,058)	$6,859	$(22,212)	$13,054
Average common shares outstanding	55,406	55,017	55,326	54,967
Basic EPS	$(0.34)	$0.12	$(0.40)	$0.24

Average common shares outstanding	55,406	55,017	55,326	54,967
Effect of dilutive stock options (1)	—	1,538	—	1,556
Total potential shares outstanding	55,406	56,555	55,326	56,523
Diluted EPS	$(0.34)	$0.12	$(0.40)	$0.23

Stock options excluded as the impact was anti-dilutive(1)	4,224	1,185	4,282	1,081
(1)	For the three and six-month periods ended June 30, 2020, 2,271 and 2,256 outstanding stock options, respectively, were considered antidilutive due to the net loss in each period. Independent of the net loss incurred, the potentially dilutive effect of these options would have been 844 and 807 shares, respectively.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$347	$355	$686	$607
Research and development	262	281	547	473
Selling, general and administrative	2,819	1,887	4,972	3,209
Stock-based compensation expense before taxes	$3,428	$2,523	$6,205	$4,289

Nonqualified Stock Options

During the three and six-month periods ended June 30, 2020, we granted stock options representing 0 and 216,494 shares of our common stock, respectively. During the three and six-month periods ended June 30, 2019, we granted stock options representing 190,000 and 1.1 million shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six Months Ended
June 30,
	2020	2019
Risk-free interest rate	0.52% - 1.67%	1.90% - 2.56%
Expected option term	4.0 - 5.0 years	3.0 - 5.0 years
Expected dividend yield	—	—
Expected price volatility	38.65% - 43.24%	28.66% - 33.69%

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

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $25.9 million, which was expected to be recognized over a weighted average period of 2.9 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month period ended June 30, 2020, we granted performance stock units to certain of our executive officers which, as amended, represent up to 127,060 shares of our common stock. Conversion of the performance stock units occurs at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. After reviewing the anticipated impact of the COVID-19 pandemic on our ongoing and forecasted operations and financial performance, during the three-month period ended June 30, 2020, our Board of Directors amended the performance stock units with a one-year performance period in an effort to more closely align our executive management compensation with the interests of our shareholders. This amendment reduced the targeted levels of FCF and reduced the maximum FCF multiplier to 100% for the one-year awards, which lowered the potential shares of our common stock to be granted pursuant to the one-year awards by 25,415 shares. We have accounted for this amendment in accordance with ASC 718 as a “Type I” modification. The two and three-year performance stock units were not amended.

The payout for each performance stock unit is equal to one share of common stock multiplied by a FCF multiplier (between 0% and 100% in the case of the one-year awards, as amended, or 0% and 200% in the case of the two and three-year awards) and a rTSR multiplier (between 75% and 125%). If FCF is below a specified threshold, no shares will be awarded. The potential maximum payout per performance stock units is 125% of the target shares for the one-year awards, as amended, and 250% of the target shares for the two and three-year awards. Performance stock units convey no shareholder rights, including voting rights, unless and until shares are issued in settlement of the award. As performance stock units represent contingently issuable shares, we have excluded them from the calculation of weighted average shares outstanding for the calculation of diluted EPS.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

Six Months Ended
June 30,
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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. For the three and six-month periods ended June 30, 2020, we recognized stock-based compensation expense associated with the performance stock units of approximately $0.8 million and $1.1 million. As of June 30, 2020, the total remaining unrecognized compensation cost related to performance stock units was approximately $4.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the six-month period ended June 30, 2020, we granted liability awards to our Chief Executive Officer. These awards entitle him to a cash payment equal to a target cash incentive multiplied by rTSR and FCF multipliers, as defined in the award agreements. During the three-month period ended June 30, 2020, after reviewing the anticipated impact of the COVID-19 pandemic on our ongoing and forecasted operations and financial performance, our Board of Directors amended the liability awards with a one-year performance period in an effort to more closely align our Chief Executive Officer’s compensation with the interests of our shareholders. The two and three-year liability awards were not amended. The potential maximum payout is 125% of the target cash incentive for one-year awards, and 250% of the target cash incentive for two and three-year awards. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

For the three and six-month periods ended June 30, 2020, we recognized expense associated with these liability awards of approximately $0.2 million and $0.4 million within selling, general and administrative expenses in our consolidated statement of income (loss). The fair value of these awards will be remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. As of June 30, 2020, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $1.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

On June 22, 2020 we granted restricted stock units to our non-employee directors representing 33,504 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units are subject to continued service through the vesting date, which is one year from the date of grant. For the three-month period ended June 30, 2020, we recognized expense associated with these restricted stock units of approximately $31,000 within selling, general and administrative expenses in our consolidated statement of income (loss). As of June 30, 2020, the total remaining unrecognized compensation cost related to restricted stock units was approximately $1.4 million, which is expected to be recognized over a weighted average period of 0.5 years.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on net sales and operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales
Cardiovascular	$212,177	$246,666	$447,721	$477,146
Endoscopy	6,194	8,866	14,175	16,735
Total net sales	218,371	255,532	461,896	493,881

Operating Income (Loss)
Cardiovascular	(20,462)	9,855	(18,960)	17,474
Endoscopy	1,467	2,346	1,327	4,250
Total operating income (loss)	(18,995)	12,201	(17,633)	21,724

Total other expense - net	(3,305)	(3,202)	(6,659)	(5,879)

Income tax (benefit) expense	(3,242)	2,140	(2,080)	2,791

Net income (loss)	$(19,058)	$6,859	$(22,212)	$13,054

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts (1)	$(5,310)	$—	$(5,310)	$—
Foreign currency contract assets, current and long-term (2)	$1,986	$—	$1,986	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,913)	$—	$(3,913)	$—
Contingent consideration liabilities	$(69,100)	$—	$—	$(69,100)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contract (1)	$1,192	$—	$1,192	$—
Interest rate contract (1)	$(290)	$—	$(290)	$—
Foreign currency contract assets, current and long-term (2)	$2,447	$—	$2,447	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,255)	$—	$(4,255)	$—
Contingent consideration liabilities	$(76,709)	$—	$—	$(76,709)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as other long-term assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$68,869	$82,457	$76,709	$82,236
Contingent consideration liability recorded as the result of acquisitions	—	8,400	—	8,380
Contingent consideration expense	343	2,404	5,240	3,199
Contingent payments made	(107)	(57)	(12,861)	(611)
Effect of foreign exchange	(5)	—	12	—
Ending balance	$69,100	$93,204	$69,100	$93,204

As of June 30, 2020, approximately $59.0 million in contingent consideration liability was included in other long-term obligations and approximately $10.1 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2019, approximately $48.1 million in contingent consideration liability was included in other long-term obligations and approximately $28.6 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

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

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair value at
	June 30,	Valuation
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Weighted Average(1)
Revenue-based royalty payments contingent liability	$7,930	Discounted cash flow	Discount rate	12% - 24%	16.0%
			Projected year of payments	2020-2034	2026

Revenue milestones contingent liability	$58,170	Monte Carlo simulation	Discount rate	11% - 15%	12.6%
			Projected year of payments	2020-2023	2022

Regulatory approval contingent liability	$3,000	Scenario-based method	Discount rate	2.7%
			Probability of milestone payment	65%
			Projected year of payment	2022
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

Contingent Payments to Related Parties

During the six-month period ended June 30, 2020, we made contingent payments of approximately $800,000 to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which was acquired by Merit in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a director of Merit. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Impairment and Other Charges

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, right-of-use operating lease assets, intangible assets and goodwill in connection with impairment evaluations. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three-month periods ended June 30, 2020 and 2019, we recorded impairment charges of approximately $2.4 million and $548,000, respectively, related to certain acquired intangible assets (see Note 6).

During the three and six-month periods ended June 30, 2020, we had losses of approximately $88,000 and $529,000, compared to losses of approximately $46,000 and $257,000, respectively, for the three and six-month periods ended June 30, 2019, related to the measurement of other non-financial assets, property and equipment and patents, at fair value on a nonrecurring basis subsequent to their initial recognition.

During the three-month period ended June 30, 2020, we identified changes in events and circumstances relating to a certain right-of-use (“ROU”) operating lease asset. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying value was not recoverable. Consequently, we recorded an impairment loss of approximately $1.5 million, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment loss was driven by site consolidation decisions and changes in our projected cash flows for the ROU operating lease asset and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify a lessee, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the property.

During the six-month period ended June 30, 2020 we recorded a charge of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise our option to purchase the company.

Equity Investments

Our equity investments in privately held companies, including options to acquire these companies, were $14.5 million and $17.1 million as of June 30, 2020 and December 31, 2019, respectively. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest, were approximately $2.8 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had an allowance for current expected credit losses of $757,000 associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities. During the three and six-month periods ended June 30, 2020, we adjusted the probability of default for all securities for a period of one year due to changes in current macroeconomic conditions and our expectations of collectability as a result of the COVID-19 pandemic. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Beginning balance	$670	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	575
Provision for credit loss expense	87	182
Ending balance	$757	$757

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2020 and 2019 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of March 31, 2020	$(5,115)	$(9,644)	$(14,759)

Other comprehensive income (loss)	(541)	2,524	1,983
Income taxes	26	(3)	23
Reclassifications to:
Revenue	(431)		(431)
Cost of sales	606		606
Interest expense	265		265
Net other comprehensive income (loss)	(75)	2,521	2,446

Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of March 31, 2019	$1,608	$(6,156)	$(4,548)

Other comprehensive income (loss)	(748)	274	(474)
Income taxes	297	(16)	281
Reclassifications to:
Revenue	92		92
Cost of sales	104		104
Interest expense	(602)		(602)
Net other comprehensive income (loss)	(857)	258	(599)

Balance as of June 30, 2019	$751	$(5,898)	$(5,147)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2019	$218	$(5,512)	$(5,294)

Other comprehensive loss	(7,498)	(1,601)	(9,099)
Income taxes	1,875	(10)	1,865
Reclassifications to:
Revenue	(509)		(509)
Cost of sales	710		710
Interest expense	14		14
Net other comprehensive loss	(5,408)	(1,611)	(7,019)

Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2018	$3,522	$(5,555)	$(2,033)

Other comprehensive loss	(2,618)	(341)	(2,959)
Income taxes	960	(2)	958
Reclassifications to:
Revenue	(102)		(102)
Cost of sales	185		185
Interest expense	(1,196)		(1,196)
Net other comprehensive loss	(2,771)	(343)	(3,114)

Balance as of June 30, 2019	$751	$(5,898)	$(5,147)

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the following:

●	risks relating to managing growth, particularly if accomplished through acquisitions, and the integration of acquired businesses;
●	risks relating to protection of our intellectual property;
●	risks relating to the outbreak of COVID-19, and the consequences of the resulting pandemic throughout the world;
●	claims by third parties that we infringe their intellectual property rights, which could cause us to incur significant legal or licensing expenses and prevent us from selling our products;
●	changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control;
●	changes in international and national economic and industry conditions;
●	FDA regulatory clearance processes, which are expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals, which could prevent us from commercializing our products;
●	international regulatory requirements and delays and failure to obtain and maintain required regulatory clearances and approvals;

●	greater scrutiny and regulation by governmental authorities, including risks relating to the subpoena we received in October 2016 from the U.S. Department of Justice seeking information on our marketing and promotional practices;
●	risks relating to physicians’ use of our products in unapproved circumstances;
●	consolidation in the healthcare industry, group purchasing organizations or public procurement policies leading to demands for price concessions;
●	disruption of our information technology systems, our critical information systems or a breach in the security of our systems;
●	changes in or failure to comply with governing regulations;
●	restrictions and limitations in our debt agreements and instruments, which could affect our ability to operate our business and our liquidity;
●	fluctuations in foreign currency exchange rates negatively impacting our financial results;
●	expending significant resources for research, development, testing and regulatory approval or clearance of our products under development and any failure to develop the products, any failure of the products to be effective or any failure to obtain approvals for commercial use;
●	violations of laws targeting fraud and abuse in the healthcare industry;
●	loss of key personnel;
●	termination or interruption of, or a failure to monitor, our supply relationships or increases in the prices of our component parts, finished products, third-party services or raw materials, particularly petroleum-based products;
●	limits on reimbursement imposed by governmental and other programs;
●	product liability claims;
●	failure to report adverse medical events to the FDA or other governmental authorities, which may subject us to sanctions that may materially harm our business;
●	failure to maintain or establish sales capabilities on our own or through third parties, which may result in our inability to commercialize our products in countries where we lack direct sales and marketing capabilities;
●	employees, independent contractors, consultants, manufacturers and distributors engaging in misconduct or other improper activities, including noncompliance;
●	commencement or continuation of litigation which adversely affects our financial condition or results of operations;
●	inability to compete in markets, particularly if there is a significant change in relevant practices or technology;
●	inability to generate sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations;
●	uncertainties about the United Kingdom’s (“UK”) withdrawal from the European Union (“EU”);

●	uncertainties relating to the LIBOR calculation and the expected discontinuation of LIBOR after 2021;
●	inability to accurately forecast customer demand for our products or manage our inventory;
●	the addressable market for our product groups being smaller than our estimates;
●	failure to comply with export control laws, customs laws, sanctions laws and other laws governing our operations in the U.S. and other countries, which could subject us to civil or criminal penalties, other remedial measures and legal expenses;
●	risks relating to work stoppage, transportation interruptions, severe weather, natural disasters and outbreak of disease;
●	fluctuations in our effective tax rate adversely affecting our business, financial condition or results of operation;
●	risks relating to our revenues being derived from a few products and medical procedures;
●	actions of activist shareholders being potentially disruptive and costly and causing change that conflicts with our strategic direction;
●	effects of evolving U.S. and international laws and regulations regarding privacy and data protection;
●	failure to comply with applicable environmental laws and regulations;
●	volatility of the market price of our common stock; and
●	other factors referenced in our press releases and in our filings with the SEC.

Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10 K and Part II, Item 1A “Risk Factors” in this report.

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

We design, develop, manufacture, market and sell medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three-month period ended June 30, 2020, we reported sales of approximately $218.4 million, down approximately $(37.2) million or (14.5)%, compared to sales for the three-month period ended June 30, 2019 of approximately $255.5 million. For the six-month period ended June 30, 2020, we reported sales of approximately $461.9 million, down approximately $(32.0) million or (6.5)%, compared to sales from the six-month period ended June 30, 2019 of approximately $493.9 million.

Gross profit as a percentage of sales decreased to 38.6% for the three-month period ended June 30, 2020 as compared to 43.8% for the three-month period ended June 30, 2019. Gross profit as a percentage of sales decreased to 40.7% for the six-month period ended June 30, 2020 as compared to 43.9% for the six-month period ended June 30, 2019.

Net loss for the three-month period ended June 30, 2020 was approximately $(19.1) million, or $(0.34) per share, as compared to net income of approximately $6.9 million, or $0.12 per share, for the three-month period ended June 30, 2019. Net loss for the six-month period ended June 30, 2020 was approximately $(22.2) million, or $(0.40) per share, as compared to net income of approximately $13.1 million, or $0.23 per share, for the six-month period ended June 30, 2019.

Recent Developments and Trends and Impact of COVID-19

In addition to the trends identified in the Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2020 has been impacted, and we believe it will continue to be impacted, by the following recent events and trends:

●	Despite the challenges presented by the COVID-19 pandemic, we continued to implement initiatives we have been working on for several months. We are in the process of moving 14 products to our Tijuana, Mexico and Pearland, Texas facilities, as well as consolidating certain satellite facilities.

●	We announced the closure of the Melbourne, Australia procedure pack operations, which we initially acquired in our ITL acquisition in 2017.

●	Sales in many of our end markets began to improve near the end of the quarter after the initial declines due to COVID-19. However, with COVID-19 cases increasing, the pace of recovery of elective procedures is still uncertain.

●	In April 2020, we initiated production of a nasopharyngeal swab and transport vial, used to collect specimens with suspected presence of COVID-19. Sales of this new product were approximately $4.4 million in the second quarter.

●	We have actively managed inventory levels, temporarily reduced executive management and other employee compensation, limited discretionary spending and delayed capital spending.

●	As of June 30, 2020, we had cash on hand of approximately $49.7 million and net borrowing capacity of approximately $183.3 million, which was undrawn as of June 30, 2020.

We are committed to being part of the solution to the COVID-19 pandemic and have taken the following actions to protect and serve our customers, employees, shareholders, and communities:

●	Produced nasopharyngeal CulturaTM swabs and test kits, with sales of approximately $4.4 million during the three-month period ended June 30, 2020.
●	Offered serological antibody testing to employees through the Merit Care clinic at our South Jordan, UT headquarters.

●	Implemented certain cost reduction and operating efficiency initiatives, including decreased discretionary spending, delayed product launches, deferred capital spending and reduced research and development projects, among other initiatives.
●	Established additional cleaning and sanitation procedures to help prevent the spread of COVID-19 within our facilities.
●	Created new processes to encourage the safety of our employees, including formal policies restricting certain travel, temperature screenings and mask requirements at most of our manufacturing locations, social distancing through modified workspaces, mandatory telecommuting for certain positions, and modified on-site food service practices.
●	Implemented temporary graded salary reductions to increase liquidity, with highly compensated employees and executives having the most significant reductions and no reductions for manufacturing employees and other employees below certain compensation levels.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Gross profit	38.6	43.8	40.7	43.9
Selling, general and administrative expenses	30.6	31.3	31.5	32.0
Research and development expenses	6.4	6.4	6.3	6.6
Legal settlement	8.3	—	3.9	—
Impairment and other charges	1.8	0.2	1.7	0.1
Contingent consideration expense	0.2	0.9	1.1	0.6
Acquired in-process research and development expense	—	0.2	—	0.1
Income (loss) from operations	(8.7)	4.8	(3.8)	4.4
Other expense - net	(1.5)	(1.3)	(1.4)	(1.2)
Income (loss) before income taxes	(10.2)	3.5	(5.3)	3.2
Net income (loss)	(8.7)	2.7	(4.8)	2.6

Sales

Sales for the three-month period ended June 30, 2020 decreased by (14.5)%, or approximately $(37.2) million, compared to the corresponding period in 2019. Sales for the six-month period ended June 30, 2020 decreased by (6.5)%, or approximately $(32.0) million, compared to the corresponding period in 2019. Sales were negatively affected across all product categories due to the impact of COVID-19, with sales of products used in elective procedures most significantly impacted. Listed below are the sales by product category within each of our financial reporting segments for the three and six-month periods ended June 30, 2020 and 2019 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2020	2019	% Change	2020	2019
Cardiovascular
Peripheral Intervention	(18.2)%	$72,635	$88,848	(7.9)%	$159,710	$173,481
Cardiac Intervention	(17.1)%	66,005	79,643	(8.9)%	138,596	152,183
Custom Procedural Solutions	(4.0)%	45,319	47,216	(0.1)%	92,940	93,077
OEM	(8.9)%	28,218	30,959	(3.3)%	56,475	58,405
Total	(14.0)%	212,177	246,666	(6.2)%	447,721	477,146

Endoscopy
Endoscopy devices	(30.1)%	6,194	8,866	(15.3)%	14,175	16,735

Total	(14.5)%	$218,371	$255,532	(6.5)%	$461,896	$493,881

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2020 were approximately $212.2 million, down (14.0)% when compared to the corresponding period of 2019 of approximately $246.7 million. Sales for the three-month period ended June 30, 2020 were unfavorably affected by decreased sales of:

(a)	Peripheral intervention products (particularly our biopsy, localization, vertebral compression fracture, embolotherapy, angiography, and intervention products) which decreased by approximately $(16.2) million, or (18.2)%, from the corresponding period of 2019;
(b)	Cardiac intervention products (particularly our intervention, access, angiography and cardiac rhythm management/electrophysiology (“CRM/EP”) products) which decreased by approximately $(13.6) million, or (17.1)%, from the corresponding period of 2019;
(c)	OEM products (particularly our angiography and CRM/EP products, offset partially by increased kit, fluid management, and sensors sales) which decreased by approximately $(2.7) million, or (8.9)%, from the corresponding period of 2019; and
(d)	Custom procedural solutions products (particularly our kits and trays, partially offset by increased sales of our critical care products which saw increased demand due to COVID-19, including $4.4 million sales of our new CulturaTM nasopharyngeal swabs used to collect and transport samples for COVID-19 testing) which decreased by approximately $(1.9) million, or (4.0)%, from the corresponding period of 2019.

Our cardiovascular sales for the six-month period ended June 30, 2020 were approximately $447.7 million, down (6.2)%, when compared to the corresponding period for 2019 of approximately $477.1 million. Sales for the six-month period ended June 30, 2020 were unfavorably affected by decreased sales of:

(a)	Peripheral intervention products (particularly our biopsy, localization, vertebral compression fracture, embolotherapy, angiography, and intervention products) which decreased by approximately $(13.8) million, or (7.9)%, from the corresponding period of 2019;
(b)	Cardiac intervention products (particularly our intervention, angiography and CRM/EP products) which decreased by approximately $(13.6) million, or (8.9)%, from the corresponding period of 2019; and
(c)	OEM products (particularly our angiography and CRM/EP products, offset partially by increased kit, fluid management, and intervention sales) which decreased by approximately $(1.9) million, or (3.3)%, from the corresponding period of 2019.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2020 were approximately $6.2 million, down (30.1)%, when compared to sales in the corresponding period of 2019 of approximately $8.9 million. Our endoscopy sales for the six-month period ended June 30, 2020 were approximately $14.2 million, down (15.3)%, when compared to sales in the corresponding period of 2019 of approximately $16.7 million. Sales for the three and six-month periods ended June 30, 2020 were unfavorably affected by deceased sales of the NinePoint Medical, Inc. (“NinePoint”) NvisionVLE® Imaging System, our EndoMAXX® Fully Covered Esophageal Stents, and other stents, partially offset by increased sales of our AEROmini® Fully Covered Tracheobronchial Stents.

International Sales. International sales for the three-month period ended June 30, 2020 were approximately $100.2 million, or 45.9% of net sales, down (9.6)% when compared to the corresponding period of 2019 of approximately $110.9 million. The decrease in our international sales for the second quarter of 2020 compared to the second quarter of 2019 included lower sales in most countries and regions due to the impact of COVID-19, with decreased sales in the Middle East of $(2.1) million or (40.6)%, France of $(1.6) million or (27.6)%, Germany of $(1.5) million or (18.2)%, and the United Kingdom of $(1.3) million or (29.1)%, among others, partially offset by increased sales in China of $2.7 million or 8.4%.

International sales for the six-month period ended June 30, 2020 were approximately $202.7 million, or 43.9% of net sales, down (4.0)% when compared to the corresponding period of 2019 of approximately $211.2 million. The decrease in our international sales for the second quarter of 2020 compared to the second quarter of 2019 included decreased sales in China of $(2.3) million or (4.0)%, the Middle East of approximately $(2.9) million or (31.5)%, Japan of $(1.7) million or (8.7)%, the United Kingdom of approximately $(1.7) million or (18.7)%, and France of approximately $(1.2) million or (10.9)%, among others.

Gross Profit

Our gross profit as a percentage of sales decreased to 38.6% for the three-month period ended June 30, 2020, compared to 43.8% for the three-month period ended June 30, 2019. The decrease in gross profit percentage was primarily due to changes in product mix driven by the COVID-19 pandemic, increased obsolescence expense associated with lower forecasted demand for certain of our products as a result of COVID-19 and product obsolescence from the planned restructuring of our pack business in Australia, and increased amortization expense from our acquisitions of Brightwater in June 2019 and STD Pharmaceutical in August 2019.

Our gross profit as a percentage of sales decreased to 40.7% for the six-month period ended June 30, 2020, compared to 43.9% for the six-month period ended June 30, 2019. The decrease in gross profit percentage was primarily due to changes in product mix driven by the COVID-19 pandemic, increased obsolescence expense associated with lower forecasted demand for certain of our products as a result of COVID-19 in addition to specific reserves of inventory sold under our distribution agreement with NinePoint and product obsolescence from the planned restructuring of our pack business in Australia, and increased amortization expense from our acquisitions of Brightwater in June 2019 and STD Pharmaceutical in August 2019, partially offset by improvements in manufacturing variances from operational efficiencies.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased approximately $(13.2) million, or (16.5)%, for the three-month period ended June 30, 2020 compared to the corresponding period of 2019. As a percentage of sales, SG&A expenses were 30.6% of sales for the three-month period ended June 30, 2020, compared to 31.3% for the corresponding period of 2019. For the three months ended June 30, 2020 compared to the corresponding period of 2019, overall compensation expenses were lower as a result of cost cutting initiatives and other cost management efforts related to the COVID-19 pandemic (including layoffs, targeted furloughs, and temporary salary reductions), and discretionary spending was lower as a result of reduced travel, training, and shows and conventions, among other items.

SG&A expenses decreased approximately $(12.7) million, or (8.0)%, for the six-month period ended June 30, 2020 compared to the corresponding period of 2019. As a percentage of sales, SG&A expenses were 31.5% of sales for the three-month period ended June 30, 2020, compared to 32.0% for the corresponding period of 2019. For the six months ended June 30, 2020 compared to the corresponding period of 2019, overall compensation expenses were lower as a result of cost cutting initiatives and other cost management efforts related to the COVID-19 pandemic (including layoffs, targeted furloughs, and temporary salary reductions), and discretionary spending was lower as a result of reduced travel, training, and shows and conventions, among other items.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended June 30, 2020 were approximately $14.0 million, down (14.1)%, when compared to R&D expenses in the corresponding period of 2019 of approximately $16.3 million. R&D expenses for the six-month period ended June 30, 2020 were approximately $28.9 million, down (10.7)%, when compared to R&D expenses in the corresponding period of 2019 of approximately $32.4 million. The decrease in R&D expenses for the three and six months ended June 30, 2020 compared to the same periods in 2019 was largely due to lower compensation expenses (including layoffs, targeted furloughs, and temporary salary reductions), lower discretionary expenses (including reduced travel expenses) as a result of cost cutting initiatives and the COVID-19 pandemic, and a reduced number of research and development projects.

Legal Settlement. We recorded a settlement in the first six months of 2020 of $18.2 million in connection with an agreement in principle with the Department of Justice (“DOJ”) to fully resolve the DOJ’s investigation of certain marketing and promotional practices.

Impairment and Other Charges. For the three and six-month periods ended June 30, 2020 we recorded impairment charges of approximately $3.9 million and $7.7 million, respectively. These impairments included a $3.5 million write-off in the first quarter of 2020 of our purchase option to acquire Bluegrass Vascular due to our decision not to exercise our option to purchase this company, $0.4 million impairment in the first quarter of property and equipment related to our distribution agreement with NinePoint, $2.4 million impairment in the second quarter of the customer list intangible asset from our ITL acquisition, and $1.5 million impairment in the second quarter of our right-of-use operating lease asset associated with closure of a facility in California. For the three and six-month periods ended June 30, 2019, we recorded impairment of certain intangible assets of $0.5 million based on changes in revenue expectations associated with the related product lines and restructuring.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2020 and 2019, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Expense in each period relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Income (Loss)
Cardiovascular	$(20,462)	$9,855	$(18,960)	$17,474
Endoscopy	1,467	2,346	1,327	4,250
Total operating income (loss)	$(18,995)	$12,201	$(17,633)	$21,724

Cardiovascular Operating Income (Loss). Our cardiovascular operating loss for the three-month period ended June 30, 2020 was approximately $(20.5) million, compared to operating income in the corresponding period of 2019 of approximately $9.9 million. The decrease in cardiovascular operating income was primarily a result of decreased sales and lower gross margins, the $18.2 million legal settlement expense related to the DOJ inquiry, increased impairment expense ($1.5 million from the impairment of a right-of-use operating lease asset associated with closure of a facility in California and $2.4 million from the impairment of the customer list intangible asset initially acquired in our ITL acquisition), partially offset by lower contingent consideration expense from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost cutting initiatives and the COVID-19 pandemic.

Our cardiovascular operating loss for the six-month period ended June 30, 2020 was approximately $(19.0) million, compared to operating income in the corresponding period of 2019 of approximately $17.5 million. The decrease in cardiovascular operating income was primarily a result of decreased sales and lower gross margins, the $18.2 million legal settlement expense related to the DOJ inquiry, increased impairment expense ($3.5 million related to an option to purchase Bluegrass Vascular, which expired unexercised; $1.5 million from the impairment of a right-of-use operating lease asset associated with closure of a facility in California; and $2.4 million from the impairment of the customer list intangible asset initially acquired in our ITL acquisition) and higher contingent consideration expense from fair value adjustments related to liabilities from completed acquisition, partially offset by lower compensation and discretionary expenses resulting from cost cutting initiatives and the COVID-19 pandemic.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2020 was approximately $1.4 million, compared to approximately $2.3 million for the corresponding period of 2019. This decrease was a result of lower sales (largely due to decreased demand during the COVID-19 pandemic), and lower gross margins, partially offset by lower compensation and discretionary expenses related to cost cutting initiatives and the COVID-19 pandemic.

Our endoscopy operating income for the six-month period ended June 30, 2020 was approximately $1.3 million, compared to approximately $4.3 million for the corresponding period of 2019. This decrease was a result of lower sales (largely due to decreased demand during the COVID-19 pandemic), lower gross margins (due in part to $1.4 million of inventory obsolescence related to products sold under our distribution agreement with NinePoint), partially offset by lower compensation and discretionary expenses related to cost cutting initiatives and the COVID-19 pandemic.

Other Expense

Our other expense for the three-month periods ended June 30, 2020 and 2019 was approximately $(3.3) million and $(3.2) million, respectively. The change in other expense was primarily related to a decrease in interest income due to the impairment of the loan receivable with NinePoint in the fourth quarter of 2019, partially offset by decreased interest expense as a result of a lower effective interest rate.

Our other expense for the six-month periods ended June 30, 2020 and 2019 was approximately $(6.7) million and $(5.9) million, respectively. The increase in other expense was primarily a result of a decrease in interest income due to the impairment of the loan receivable with NinePoint during the fourth quarter of 2019.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2020 and 2019 was a tax expense (benefit) of approximately $(3.2) million and $2.1 million, respectively, which resulted in an effective tax rate of 14.5% and 23.8%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2020 and 2019 was a tax expense (benefit) of approximately $(2.1) million and $2.8 million, respectively, which resulted in an effective tax rate of 8.6% and 17.6%, respectively. The income tax benefit and corresponding decrease in the effective tax rate for the three and six-month periods ended June 30, 2020, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation and certain legal settlements).

Net Income (Loss)

Our net income (loss) for the three-month periods ended June 30, 2020 and 2019 was approximately $(19.1) million and $6.9 million, respectively. This decrease was a result of several factors, including decreased sales and lower gross margins, the $18.2 million legal settlement expense related to the DOJ inquiry, and increased impairment expense ($1.5 million from the impairment of a right-of-use operating lease asset associated with closure of a facility in California and $2.4 million from the impairment of the customer list intangible asset initially acquired in our ITL acquisition), partially offset by lower contingent consideration expense from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost cutting initiatives and the COVID-19 pandemic.

Our net income (loss) for the six-month periods ended June 30, 2020 and 2019 was approximately $(22.2) million and $13.1 million, respectively. The decrease in net income was primarily due to decreased sales and lower gross margins, the $18.2 million legal settlement expense related to the DOJ inquiry, increased impairment expense ($3.5 million related to an option to purchase Bluegrass Vascular, which expired unexercised; $1.5 million from the impairment of a right-of-use operating lease asset associated with closure of a facility in California; and $2.4 million from the impairment of the customer list intangible asset initially acquired in our ITL acquisition) and higher contingent consideration expense from fair value adjustments related to liabilities from completed acquisition, partially offset by lower compensation and discretionary expenses resulting from cost cutting initiatives and the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $49.7 million and $44.3 million respectively, of which approximately $43.8 million and $31.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, after evaluation of the permanent reinvestment assertion, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $16.8 million and $11.3 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $73.2 million and $35.7 million during the six-month periods ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities increased approximately $37.5 million for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019. Significant factors affecting operating cash flows during these years included:

●	Net income (loss) was approximately $(22.2) million and $13.1 million for the six-month periods ended June 30, 2020 and 2019, respectively. The loss recognized in the six-month period ended June 30, 2020 was primarily attributable to decreased sales and gross margins and increased non-cash expenses including legal settlement expense of $18.2 million related to the DOJ inquiry, which has not been paid, $7.7 million for impairment and other charges and $5.2 million for fair value adjustments to our contingent consideration liabilities,
●	Cash provided by (used for) accounts receivable was approximately $15.3 million and $(21.2) million for the six-month periods ended June 30, 2020 and 2019, respectively, due primarily to decreases in sales volume and increased allowances due to economic uncertainty,
●	Cash provided by (used for) inventories was approximately $2.3 million and $(5.1) million for the six-month periods ended June 30, 2020 and 2019, respectively, due primarily to reduced production due to economic downturns related to the pandemic and efforts to manage inventory levels, and
●	Cash provided by accrued expenses was approximately $19.7 million and $1.1 million for the six-month periods ended June 30, 2020 and 2019, respectively, due primarily to increased accruals associated with pending legal settlement expenses estimated at $18.2 million.

Cash flows used in investing activities. We used cash in investing activities of approximately $27.4 million and $74.8 million for the six-month periods ended June 30, 2020 and 2019, respectively. We invested in capital expenditures for property and equipment of approximately $25.8 million and $36.0 million in the six-month periods ended June 30, 2020 and 2019, respectively. Capital expenditures in each fiscal year were primarily related to investment in buildings, property and equipment to support development and production of new and expanded product lines and to facilitate growth in our distribution markets. These investments include construction of a new manufacturing and research and development facility in South Jordan, Utah completed in early 2020. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 to $55 million in 2020 for buildings, property and equipment.

Cash outflows invested in acquisitions for the six-month period ended June 30, 2019 were approximately $37.3 million and were primarily related to our investment in the equity of Fluidx Medical Technology, LLC and our acquisition of Brightwater. Cash paid for acquisitions in the six-month period ended June 30, 2020 was approximately $0.1 million.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the six-month periods ended June 30, 2020 and 2019 was approximately $(39.2) million and $7.8 million, respectively. In 2020 we completed payment of contingent consideration of $12.9 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical, Inc. and decreased our net borrowings by approximately $29.1 million. In 2019, our primary financing activities included additional net borrowings under our credit agreement to partially fund our acquisition activity and capital expenditures for property and equipment.

As of June 30, 2020, we had outstanding borrowings of approximately $410.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $183.3 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2020 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap (see Note 9 to our consolidated financial statements included in Part I, Item 1 of this report) and a variable floating rate of 1.68% on $235.9 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million. See Note 8 to our consolidated financial statements included in Part I, Item 1 of this report for additional details regarding the Third Amended Credit Agreement and our long-term debt.

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

We test our goodwill balances for impairment as of July 1 of each year, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment involves significant judgment, especially in the current environment due to uncertainties about the duration and impact of the COVID-19 pandemic. During our annual impairment test performed as of July 1 we utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2019, which was completed during the third quarter of 2019, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During the three months ended June 30, 2020, we compared the carrying value of the amortizing intangible assets acquired in our October 2017 acquisition of a custom procedure pack business from ITL Healthcare Pty Ltd. (“ITL”) , all of which pertained to our cardiovascular segment, to the undiscounted cash flows expected to result from the asset group and determined that the carrying amount was not recoverable. We then determined the fair value of the amortizing assets related to the ITL acquisition based on estimated future cash flows discounted back to their present value using discount rates that reflect the risk profile of the underlying activities. The primary factor that influenced our estimated cash flows is our planned closure of our procedural pack business in Australia. We recorded an impairment charge for ITL of approximately $2.4 million during the three months ended June 30, 2020. During the three months ended June 30, 2019 we recorded an impairment charge of $548,000 for the discontinuation of our product associated with the assets acquired in our June 2017 acquisition of patent rights and other intellectual property related to the Repositionable Chest Tube and related devices from Lazarus Medical Technologies, LLC.

Contingent Consideration. Contingent consideration is an obligation by the buyer to transfer additional assets or equity interests to the former owner upon reaching certain performance targets. Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or operational milestones. In connection with a business combination, any contingent consideration is recorded at fair value on the acquisition date based upon the consideration expected to be transferred in the future. We base the fair value of contingent consideration obligations acquired in a business combination on valuations that use information and assumptions that a market participant would use, including assumptions for estimated revenue growth rates, discount rates, probabilities of achieving regulatory approval, performance, or revenue-based milestones and other relevant factors. These assumptions are impacted by our best estimates of the timing and duration of the current COVID-19 pandemic.

We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income. Significant increases or decreases in our estimates and developments related to the COVID-19 pandemic could result in changes to the estimated fair value of our contingent consideration liability, as the result of changes in the timing and amount of revenue estimates, as well as changes in the discount rate or periods.

ADDITIONAL INFORMATION

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.

Insider Trading Policy

Our directors and executive officers are subject to our Corporate Policy on Insider Trading, which is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. Any director, officer or employee in possession of material, nonpublic information, or who may be deemed to possess such information by reason of his or her positions, may not (i) trade in the Company’s securities; (ii) share the information with others (“tipping”), or (iii) permit a member of his or her immediate family to trade in the Company’s securities. Our policy designates certain regular periods, from 15 days prior to the end of a calendar quarter to two full business days after the release of financial results, in which trading is prohibited for individuals in information-sensitive positions, including directors and executive officers. Our policy also prohibits executive officers and directors (i) trading in Merit stock on a short term basis (minimum six-month holding period); (ii) engaging in short sales of Merit stock; (iii) buying or selling put options or call options or other derivative instruments associated with Merit stock; or (iv) entering into hedging transactions associated with Merit stock.

Additional periods of trading restriction may be imposed as determined by the Chief Executive Officer or the Insider Trading Compliance Officers (currently the Chief Legal Officer and the Chief Financial Officer) in light of material pending developments. Further, during permitted windows, individuals in information-sensitive positions are required to seek pre-clearance for trades from an Insider Trading Compliance Officer, who assesses whether there are any important pending developments, including cybersecurity matters, which need to be made public before the individual may participate in the market.

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

Our consolidated financial statements are denominated in, and our principal currency is, USD. For the three-month period ended June 30, 2020, a portion of our net sales (approximately $78.7 million, representing approximately 36.0% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in USD.

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

	USD Relative to Other Currency
	10% Strengthening	10% Weakening
Impact to Operating Income:
CNY	$(8,627)	$8,627
EUR	$4,080	$(4,080)

During the three and six-month periods ended June 30, 2020, exchange rate fluctuations of foreign currencies against the USD had the following impact on our sales, cost of sales and gross profit (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Currency Impact to Reported Amounts		Currency Impact to Reported Amounts
	Increase/(Decrease)	Percent Increase/(Decrease)	Increase/(Decrease)	Percent Increase/(Decrease)
Net sales	$(2,694)	(1.2)%	$(5,495)	(1.2)%
Cost of sales	$(1,046)	(0.8)%	$(1,445)	(0.5)%
Gross profit (1)	$(1,648)	(1.9)%	$(4,050)	(2.1)%
(1)	Represents a decrease of approximately 28 basis points and 39 basis points in gross margin percentage for the three and six-month periods ended June 30, 2020, respectively.

The impact to sales for the three and six-month periods ended June 30, 2020 was primarily a result of unfavorable impacts due to sales denominated in EUR, CNY and BRL. The impact to cost of sales was primarily a result of favorable impacts from EUR fluctuations related to manufacturing costs from our facilities in Europe denominated in EUR.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of June 30, 2020 and December 31, 2019, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $129.9 million and $212.5 million, respectively.

We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2020 and December 31, 2019, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of approximately $74.2 million and $65.0 million, respectively.

See Note 9 to our consolidated financial statements included in Part I, Item 1 of this report for a discussion of our foreign currency forward contracts.

Interest Rate Risk. As discussed in Note 8 to our consolidated financial statements included in Part 1, Item 1 of this report, as of June 30, 2020, we had outstanding borrowings of approximately $410.9 million under the Third Amended Credit Agreement. Our earnings and after-tax cash flow are affected by changes in interest rates. On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo, which as of June 30, 2020 had a notional amount of $175 million, to fix the one-month LIBOR rate at 1.12%. The interest rate swap is scheduled to expire on July 6, 2021. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $2.4 million annually for each one percentage point change in the average interest rate under these borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the” First Quarter Form 10-Q”). The information included in the “Risk Factors” section of the First Quarter Form 10-Q is incorporated by reference herein, except for the amended and updated risk factor included below, which replaces the equivalent risk factor disclosed in the Annual Report on Form 10-K and in our First Quarter Form 10-Q. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here, in our Annual Report on Form 10-K and in our First Quarter Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results, particularly in light of the precarious and unpredictable nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, this virus and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 pandemic has created significant disruption and uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may continue to negatively impact our business, results of operations and financial condition for the foreseeable future. Elective procedures that use our products have significantly decreased in number as health care organizations around the world have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, many of these procedures that use our products have been suspended or postponed. While certain of these procedures have resumed in certain locations, it is unclear when or if all procedures in all locations will resume.

In addition, most of the hospitals and clinics that purchase our products have instituted strict procedures at their facilities in an effort to prevent the spread of COVID-19, including restrictions on sales representatives entering these facilities. This has been, and currently remains, a major impediment to our sales efforts, as supporting existing customers and acquiring new customers is much more difficult in this environment. These restrictions have had a significant adverse effect on our sales and, until they are lifted, our business, operations and financial results will continue to be adversely impacted. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and are likely to continue to reduce our revenue and negatively impact our business, operations and financial results. Further, once the pandemic subsides, we anticipate there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures that use our products will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, operations and financial results following the end of the pandemic.

Numerous national, international, state and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions cause significant alteration of our operations, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) delays in approvals by regulatory bodies; (iii) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (iv) reductions in our sales team, including through layoffs, furloughs or other losses of sales representatives; (v) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers' capacity to manufacture our products; (vi) disruption of our research and development activities; and

(vii) delays in ongoing studies and pre-clinical trials. The estimated adverse impact of the COVID-19 pandemic on our net sales during the three months ended June 30, 2020 was approximately $60 million.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and the actions by government entities, our customers and other parties to contain the virus or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening other risks described in “Risk Factors” in our Annual Report on Form 10-K and our First Quarter Form 10-Q, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Third Amended and Restated Bylaws (1)
10.1	Agreement by and among Merit, Starboard Value LP and certain of its affiliates, dated May 26, 2020 (2)
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

(1)Incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018 (as amended).

(2)Incorporated by reference from our Current Report on Form 8-K filed on May 27, 2020.

(3)This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

(4)Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: August 6, 2020	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 6, 2020	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer