Form 10-Q
period 2020-09-30
MERIT MEDICAL SYSTEMS INC
filed 2020-11-05
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,547,463
Title or class	Number of Shares Outstanding at November 2, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In thousands)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$44,551	$44,320
Trade receivables — net of allowance for uncollectible accounts — 2020 — $4,687 and 2019 — $3,108	141,957	155,365
Other receivables	8,073	10,016
Inventories	209,109	225,698
Prepaid expenses and other current assets	15,579	12,497
Prepaid income taxes	3,545	3,491
Income tax refund receivables	11,812	3,151

Total current assets	434,626	454,538

PROPERTY AND EQUIPMENT:
Land and land improvements	28,090	27,554
Buildings	182,914	153,863
Manufacturing equipment	266,755	244,368
Furniture and fixtures	61,830	57,623
Leasehold improvements	48,549	43,311
Construction-in-progress	50,251	83,685

Total property and equipment	638,389	610,404

Less accumulated depreciation	(254,585)	(231,619)

Property and equipment — net	383,804	378,785

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization —2020 — $182,148 and 2019 — $149,947	331,851	379,529
Other — net of accumulated amortization — 2020 — $56,913 and 2019 — $65,607	50,964	65,783
Goodwill	353,622	353,193
Deferred income tax assets	3,857	3,788
Right-of-use operating lease assets	76,775	80,244
Other assets	35,011	41,461

Total other assets	852,080	923,998

TOTAL ASSETS	$1,670,510	$1,757,321

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In thousands)

	September 30,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:
Trade payables	$46,634	$54,623
Accrued expenses	116,927	105,184
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	12,981	11,550
Income taxes payable	2,005	2,799

Total current liabilities	186,047	181,656

Long-term debt	349,813	431,984
Deferred income tax liabilities	45,439	45,236
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,990	1,990
Deferred compensation payable	15,396	14,855
Deferred credits	1,948	2,122
Long-term operating lease liabilities	69,407	72,714
Other long-term obligations	66,286	56,473

Total liabilities	736,673	807,377

Commitments and contingencies (Notes 4, 8, 9 and 10)

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued	—	—
Common stock, no par value; shares authorized — 2020 and 2019 - 100,000; issued and outstanding as of September 30, 2020 - 55,538 and December 31, 2019 - 55,213	600,737	587,017
Retained earnings	342,425	368,221
Accumulated other comprehensive loss	(9,325)	(5,294)

Total stockholders’ equity	933,837	949,944

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,670,510	$1,757,321

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET SALES	$243,975	$243,049	$705,871	$736,930

COST OF SALES	141,961	138,913	415,857	416,194

GROSS PROFIT	102,014	104,136	290,014	320,736

OPERATING EXPENSES:
Selling, general and administrative	72,215	86,936	217,790	245,183
Research and development	13,506	16,987	42,404	49,361
Legal settlement	—	—	18,200	—
Impairment charges	20,585	2,702	28,305	3,250
Contingent consideration expense (benefit)	(4,356)	392	884	3,573
Acquired in-process research and development	—	—	—	525

Total operating expenses	101,950	107,017	307,583	301,892

INCOME (LOSS) FROM OPERATIONS	64	(2,881)	(17,569)	18,844

OTHER INCOME (EXPENSE):
Interest income	67	328	234	1,027
Interest expense	(2,197)	(3,415)	(8,056)	(9,295)
Other income (expense) - net	(118)	278	(1,085)	(421)

Total other expense — net	(2,248)	(2,809)	(8,907)	(8,689)

INCOME (LOSS) BEFORE INCOME TAXES	(2,184)	(5,690)	(26,476)	10,155

INCOME TAX (BENEFIT) EXPENSE	825	(2,292)	(1,255)	499

NET INCOME (LOSS)	$(3,009)	$(3,398)	$(25,221)	$9,656

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$(0.06)	$(0.46)	$0.18

Diluted	$(0.05)	$(0.06)	$(0.46)	$0.17

AVERAGE COMMON SHARES:
Basic	55,505	55,152	55,386	55,029

Diluted	55,505	55,152	55,386	56,393

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,009)	$(3,398)	$(25,221)	$9,656
Other comprehensive income (loss):
Cash flow hedges	(592)	(207)	(7,875)	(3,938)
Income tax benefit (expense)	152	53	2,027	1,014
Foreign currency translation adjustment	3,545	(2,779)	1,944	(3,120)
Income tax benefit (expense)	(117)	(14)	(127)	(17)
Total other comprehensive income (loss)	2,988	(2,947)	(4,031)	(6,061)
Total comprehensive income (loss)	$(21)	$(6,345)	$(29,252)	$3,595

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands - unaudited)

		Common Stock		Retained	Accumulated Other
	Total	Shares	Amount	Earnings	Comprehensive Loss
BALANCE — January 1, 2020	$949,944	55,213	$587,017	$368,221	$(5,294)
Net loss	(3,154)			(3,154)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	(575)			(575)
Other comprehensive loss	(9,465)				(9,465)
Stock-based compensation expense	2,641		2,641
Options exercised	2,369	174	2,369
Issuance of common stock under Employee Stock Purchase Plan	371	13	371
Shares surrendered in exchange for payment of payroll tax liabilities	(866)	(23)	(866)
Shares surrendered in exchange for exercise of stock options	(1,467)	(39)	(1,467)
BALANCE — March 31, 2020	939,798	55,338	590,065	364,492	(14,759)
Net loss	(19,058)			(19,058)
Other comprehensive income	2,446				2,446
Stock-based compensation expense	3,197		3,197
Options exercised	2,229	138	2,229
Issuance of common stock under Employee Stock Purchase Plan	235	5	235
BALANCE — June 30, 2020	928,847	55,481	595,726	345,434	(12,313)
Net loss	(3,009)			(3,009)
Other comprehensive income	2,988				2,988
Stock-based compensation expense	3,794		3,794
Options exercised	950	50	950
Issuance of common stock under Employee Stock Purchase Plan	267	7	267
BALANCE — September 30, 2020	$933,837	55,538	$600,737	$342,425	$(9,325)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands - unaudited)

		Common Stock		Retained	Accumulated Other
	Total	Shares	Amount	Earnings	Comprehensive Loss
BALANCE — January 1, 2019	$932,775	54,893	$571,383	$363,425	$(2,033)
Net income	6,195			6,195
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842	93			93
Other comprehensive loss	(2,515)				(2,515)
Stock-based compensation expense	1,766		1,766
Options exercised	1,365	95	1,365
Issuance of common stock under Employee Stock Purchase Plan	432	7	432
BALANCE — March 31, 2019	940,111	54,995	574,946	369,713	(4,548)
Net income	6,859			6,859
Other comprehensive loss	(599)				(599)
Stock-based compensation expense	2,523		2,523
Options exercised	1,441	78	1,441
Issuance of common stock under Employee Stock Purchase Plan	340	6	340
BALANCE — June 30, 2019	950,675	55,079	579,250	376,572	(5,147)
Net loss	(3,398)			(3,398)
Other comprehensive loss	(2,947)				(2,947)
Stock-based compensation expense	2,626		2,626
Options exercised	2,037	120	2,037
Issuance of common stock under Employee Stock Purchase Plan	341	12	341
Shares surrendered in exchange for exercise of stock options	(93)	(3)	(93)
BALANCE — September 30, 2019	$949,241	55,208	$584,161	$373,174	$(8,094)

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,221)	$9,656

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,458	68,507
Gain on sale of business	(508)	—
Loss on sales and/or abandonment of property and equipment	1,303	637
Write-off of certain intangible assets and other long-term assets	28,409	3,492
Acquired in-process research and development	—	525
Amortization of right-of-use operating lease assets	9,522	9,226
Fair value adjustments to contingent consideration	884	3,573
Amortization of deferred credits	(103)	(104)
Amortization of long-term debt issuance costs	453	570
Stock-based compensation expense	10,268	6,915
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	13,049	(6,786)
Other receivables	1,170	(29)
Inventories	15,668	(19,302)
Prepaid expenses and other current assets	(3,929)	(3,859)
Prepaid income taxes	(35)	—
Income tax refund receivables	(8,666)	(8,680)
Other assets	(1,088)	(3,832)
Trade payables	(2,682)	(3,775)
Accrued expenses	22,591	1,678
Income taxes payable	1,079	(928)
Deferred compensation payable	541	2,276
Operating lease liabilities	(9,398)	(8,956)
Other long-term obligations	4,590	100

Total adjustments	153,576	41,248

Net cash provided by operating activities	128,355	50,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(35,590)	(58,104)
Intangible assets	(2,499)	(2,560)
Proceeds from the sale of property and equipment	33	262
Proceeds from sale of business	1,285	—
Cash received for settlement of current note receivable	250	—
Cash paid in acquisitions, net of cash acquired	(260)	(53,512)

Net cash used in investing activities	$(36,781)	$(113,914)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$4,954	$5,863
Proceeds from issuance of long-term debt	46,051	194,477
Payments on long-term debt	(128,306)	(149,477)
Long-term debt issuance costs	—	(1,479)
Contingent payments related to acquisitions	(12,991)	(15,684)
Payment of taxes related to an exchange of common stock	(866)	—

Net cash provided by (used in) financing activities	(91,158)	33,700

EFFECT OF EXCHANGE RATES ON CASH	(185)	(734)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231	(30,044)

CASH AND CASH EQUIVALENTS:
Beginning of period	44,320	67,359

End of period	$44,551	$37,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $679 and $896, respectively)	$8,138	$9,319

Income taxes	$6,449	$10,071

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,726	$7,481

Current note receivable converted to equity investment	$899	$—

Proceeds from sale of business in other receivables	$321	$—

Acquisition purchases in accrued expenses and other long-term obligations	$—	$9,583

Merit common stock surrendered (39 and 3 shares, respectively) in exchange for exercise of stock options	$1,467	$93

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$7,285	$7,431

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2020 and 2019 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2020 and December 31, 2019, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2020 and 2019. The results of operations for the three and nine-month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results for a full-year period. Within the financial statements and tables presented, certain columns and rows may not total due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (as amended by an Amendment No. 1 to Annual Report on Form 10-K/A, the “Annual Report on Form 10-K”).

Reclassifications

Certain reclassifications have been made to the 2019 periods to conform to the 2020 presentation. In the consolidated statements of cash flows for the nine months ended September 30, 2020, the fair value adjustment to contingent consideration is presented as a reconciling item between net income (loss) and cash flows from operating activities. A corresponding reclassification of approximately $3.6 million has been made in the prior period for comparability, along with corresponding reclassifications to the change in certain operating assets and liabilities.

COVID-19 Pandemic

The global coronavirus (“COVID-19”) pandemic has created significant uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may negatively impact our business, results of operations and financial condition for the foreseeable future. At present, it is not possible for us to predict the extent of this impact due to uncertainties regarding the duration of the pandemic, potential government mandates regarding elective or deferrable procedures, and patient behavior, among other factors.

In response to the COVID-19 pandemic, we implemented certain cost reduction and operating efficiency initiatives, including decreased discretionary spending, delayed product launches, deferred capital spending and reduced the number of research and development projects, among other initiatives. In April 2020, due to the significant impact of the COVID-19 pandemic on our business, results of operations and financial condition, and uncertainty regarding the scope and duration of that impact, we reduced headcount, implemented targeted furloughs and temporarily reduced salaries for a number of groups, including all executive positions. A number of these temporary salary reductions were decreased or eliminated during the three months ended September 30, 2020. We also implemented processes to encourage the safety of our employees, including formal policies restricting travel, temperature screenings at most of our manufacturing locations, and mandatory telecommuting for certain positions.

As the impact of the COVID-19 pandemic evolves, we will continue to assess that impact on our business and respond accordingly. Sustained adverse impacts to our business, our suppliers, and our customers may also affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets. Estimates may change as new events occur and additional information is obtained, and actual results will likely differ, and may differ materially, from our estimates under different assumptions, circumstances or conditions.

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

Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 and may be applied prospectively to transactions through December 31, 2022. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

We currently believe that all other issued and not yet effective accounting standards are not materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$55,014	$31,764	$86,778	$55,587	$28,678	$84,265
Cardiac Intervention	28,661	40,428	69,089	29,657	45,202	74,859
Custom Procedural Solutions	32,048	24,381	56,429	24,906	21,352	46,258
OEM	20,293	3,824	24,117	25,521	3,523	29,044
Total	136,016	100,397	236,413	135,671	98,755	234,426

Endoscopy
Endoscopy devices	7,093	469	7,562	8,340	283	8,623

Total	$143,109	$100,866	$243,975	$144,011	$99,038	$243,049

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$153,431	$93,057	$246,488	$167,158	$90,586	$257,744
Cardiac Intervention	79,954	127,731	207,685	85,817	141,225	227,042
Custom Procedural Solutions	80,845	68,524	149,369	73,871	65,464	139,335
OEM	67,566	13,026	80,592	75,425	12,024	87,449
Total	381,796	302,338	684,134	402,271	309,299	711,570

Endoscopy
Endoscopy devices	20,509	1,228	21,737	24,459	901	25,360

Total	$402,305	$303,566	$705,871	$426,730	$310,200	$736,930

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

On June 14, 2019, we consummated an acquisition transaction contemplated by a merger agreement to acquire Brightwater Medical, Inc. ("Brightwater"). The purchase consideration consisted of an upfront payment of $35 million plus a final working capital adjustment of approximately $39,000, net of cash acquired, with potential earn-out payments of up to an additional $5 million for achievement of CE certification with respect to the Brightwater ConvertX®, a single-use device used to replace a series of devices and procedures used to treat severe obstructions of the ureter, and up to an additional $10 million for the achievement of sales milestones specified in the merger agreement. The ConvertX device is designed to be implanted once and converted from a nephroureteral catheter to a nephroureteral stent without requiring sedation or local anesthesia. Earlier this year, Brightwater received FDA clearance for the ConvertX biliary stent device. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Brightwater acquisition, which were included in selling, general and administrative expenses, were not material. The following table summarizes the purchase price allocated to the net assets acquired as follows (in thousands):

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

The pro forma impact of these acquisitions was not significant, either individually or in the aggregate, on our financial results for the three and nine-month periods ended September 30, 2019. Operating results attributable to the STD Pharmaceutical and Brightwater acquisitions were included in our consolidated statements of income (loss) for the three and nine-month periods ended September 30, 2020.

5. Inventories. Inventories at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$114,710	$134,467
Work-in-process	23,765	17,602
Raw materials	70,634	73,629
Total inventories	$209,109	$225,698

6.   Goodwill and Intangible Assets. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020 were as follows (in thousands):

2020
Goodwill balance at January 1	$353,193
Effect of foreign exchange	314
Additions and adjustments as the result of acquisitions	115
Goodwill balance at September 30	$353,622

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of September 30, 2020 and December 31, 2019. We did not have any goodwill impairments for the nine-month periods ended September 30, 2020 and 2019. The total goodwill balance as of September 30, 2020 and December 31, 2019 was related to our cardiovascular segment.

Other intangible assets at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$25,202	$(8,320)	$16,882
Distribution agreements	3,250	(2,269)	981
License agreements	14,425	(6,244)	8,181
Trademarks	30,257	(11,675)	18,582
Customer lists	34,743	(28,405)	6,338
Total	$107,877	$(56,913)	$50,964

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$22,703	$(6,863)	$15,840
Distribution agreements	8,012	(6,794)	1,218
License agreements	26,987	(12,746)	14,241
Trademarks	30,240	(9,477)	20,763
Covenants not to compete	964	(964)	—
Customer lists	39,984	(28,763)	11,221
In-process technology	2,500	—	2,500
Total	$131,390	$(65,607)	$65,783

Aggregate amortization expense for the three and nine-month periods ended September 30, 2020 was approximately $14.4 million and $44.2 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2019 was approximately $15.5 million and $45.2 million, respectively.

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

We recorded total impairment charges associated with intangible assets in our cardiovascular segment for the three and nine-month periods ended September 30, 2020 of approximately $18.1 million and $20.5 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary factors driving impairment of certain intangible assets for the three and nine-month periods ended September 30, 2020 were slower-than-anticipated sales growth in the acquired products, planned closure and restructuring activities, uncertainty about future product development and commercialization associated with the acquired technologies, and economic uncertainties associated with the COVID-19 pandemic. The intangible impairment charges relate to a write-off or reduction in value of intangible assets from our August 2017 acquisition of certain assets from Laurane Medical S.A.S, our license agreements with ArraVasc Limited, intangible assets from our May 2018 acquisition of certain assets from DirectACCESS Medical, LLC, in-process technology intangible assets of Sontina Medical LLC we acquired in connection our February 2018 acquisition of certain divested assets from Becton, Dickinson and Company, and a customer list intangible asset from our October 2017 acquisition of ITL Healthcare Pty Ltd (“ITL”).

We recorded intangible asset impairment charges in our cardiovascular segment for the three and nine-month periods ended September 30, 2019 of approximately $2.7 million and $3.3 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary indicators of impairment for the three and nine-month periods ended September 30, 2020 were slower than anticipated sales growth in the acquired products and uncertainty about future product development and commercialization associated with the acquired technologies. The intangible impairment charges related to our amortizing intangible assets from our July 2015 acquisition of certain assets from Distal Access, LLC, our June 2016 acquisition of certain assets from Lazarus Medical Technologies, LLC, and our July 2017 acquisition of certain assets from Pleuratech ApS.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of September 30, 2020 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2020	$14,317
2021	49,611
2022	48,463
2023	47,306
2024	44,514

7.   Income Taxes. Our provision for income taxes for the three-month periods ended September 30, 2020 and 2019 was a tax expense (benefit) of approximately $0.8 million and $(2.3) million, respectively, which resulted in an effective tax rate of (37.7)% and 40.3%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2020 and 2019 was a tax expense (benefit) of approximately $(1.3) million and $0.5 million, respectively, which resulted in an effective tax rate of 4.7% and 4.9%, respectively. The income tax expense and corresponding decrease in the effective tax rate for the three-month period ended September 30, 2020, when compared to the prior-year period, was due to a change in the jurisdictional mix of earnings. The income tax benefit and corresponding decrease in the effective tax rate for the nine-month period ended September 30, 2020, when compared to the prior-year period, was primarily due to a pre-tax loss during the 2020 period, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate for both the three and nine-month periods ended September 30, 2020 primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation and certain legal settlements).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$142,500	$148,125
Revolving credit loans	215,244	291,875
Less unamortized debt issuance costs	(431)	(516)
Total long-term debt	357,313	439,484
Less current portion	7,500	7,500
Long-term portion	$349,813	$431,984

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of September 30, 2020.

As of September 30, 2020, we had outstanding borrowings of approximately $357.7 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $327 million, based on the net leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2020 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.66% on $182.7 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million. The foregoing fixed rates are exclusive of changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9 and potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt as of September 30, 2020, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2020	$1,875
2021	7,500
2022	8,438
2023	11,250
2024	328,681
Total future minimum principal payments	$357,744

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

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. For qualifying hedges, the change in fair value is deferred in accumulated other comprehensive income, a component of stockholders’ equity in the accompanying consolidated balance sheets, and recognized in earnings at the same time the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings throughout the term of the derivative.

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

At September 30, 2020 and December 31, 2019, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at September 30, 2020 was a liability of approximately $4.9 million, which was partially offset by approximately $1.3 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2019 was an asset of approximately $1.2 million, partially offset by approximately $307,000 in deferred taxes, and a liability of $(290,000), partially offset by approximately $(75,000) in deferred taxes.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of September 30, 2020 and December 31, 2019 we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $139.6 million and $212.5 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of September 30, 2020 and December 31, 2019 we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $80.3 million and $65.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2020 and December 31, 2019, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

		Fair Value
Derivative instruments designated as hedging instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Interest rate swaps	Other assets (long-term)	$—	$1,192
Foreign currency forward contracts	Prepaid expenses and other assets	872	1,663
Foreign currency forward contracts	Other assets (long-term)	139	466

(Liabilities)
Interest rate swaps	Accrued expenses	(1,322)	—
Interest rate swaps	Other long-term obligations	(3,593)	(290)
Foreign currency forward contracts	Accrued expenses	(2,899)	(1,813)
Foreign currency forward contracts	Other long-term obligations	(254)	(764)

Derivative instruments not designated as hedging instruments
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,314	$318

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,066)	(1,678)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2020	2019	Location in statements of income	2020	2019	2020	2019
Interest rate swaps	$(30)	$(186)	Interest expense	$(2,197)	$(3,415)	$(425)	$520
Foreign currency forward contracts	(1,324)	505	Revenue	243,975	243,049	157	118
			Cost of sales	(141,961)	(138,913)	(494)	(112)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2020	2019	Location in statements of income	2020	2019	2020	2019
Interest rate swaps	$(6,256)	$(2,855)	Interest expense	$(8,056)	$(9,295)	$(439)	$1,716
Foreign currency forward contracts	(2,596)	555	Revenue	705,871	736,930	666	220
			Cost of sales	(415,857)	(416,194)	(1,204)	(298)

As of September 30, 2020, approximately $(2.3) million, or $(1.7) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2020, approximately $(1.6) million, or $(1.2) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense)	$(1,294)	$2,402	$1,051	$1,647

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

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Securities Litigation

On December 3, 2019, the Bucks County Employees Retirement Fund filed a complaint against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. On February 24, 2020, the court appointed the City of Atlanta Police Pension Fund, the Atlanta Firefighters’ Pension Fund, and the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as Lead Plaintiffs. This action is now captioned In re Merit Medical Systems, Inc. Securities Litigation (Master File No. 8:19-cv-02326-DOC-ADS). On June 30, 2020, Lead Plaintiffs filed a consolidated class action complaint for violations of federal securities laws against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. The consolidated class action complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified damages, costs and attorneys’ fees, and equitable relief. We intend to vigorously defend against the lawsuit and have filed a motion to dismiss the action. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Department of Justice Investigation

In October 2016, we received a subpoena from the U.S. Department of Justice (the “DOJ”) seeking information related to its investigation of certain of our marketing and promotional practices. We responded to the subpoena, as well as additional related requests, and on October 13, 2020, we entered into agreements with the DOJ and others to fully resolve the DOJ’s investigation. We denied the DOJ’s allegations, but determined that avoiding protracted litigation and its associated costs would enable us to focus on our mission of being the most customer-focused company in healthcare. Legal expenses we incurred in responding to the DOJ investigation for the three and nine-month periods ended September 30, 2020 were approximately $1.4 million and $4.6 million, respectively.

Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,009)	$(3,398)	$(25,221)	$9,656
Average common shares outstanding	55,505	55,152	55,386	55,029
Basic EPS	$(0.05)	$(0.06)	$(0.46)	$0.18

Average common shares outstanding	55,505	55,152	55,386	55,029
Effect of dilutive stock options (1)	—	—	—	1,364
Total potential shares outstanding	55,505	55,152	55,386	56,393
Diluted EPS	$(0.05)	$(0.06)	$(0.46)	$0.17

Stock options excluded as the impact was anti-dilutive(1)	4,044	4,299	4,202	1,361
(1)	For the three and nine-month periods ended September 30, 2020, approximately 2.2 million and 2.2 million stock options, respectively, were considered antidilutive due to the net loss in each period. Independent of the net loss incurred, the potentially dilutive effect of these options would have been approximately 951,000 and 855,000 shares, respectively. For the three-month period ended September 30, 2019, approximately 2.4 million stock options were considered antidilutive due to the net loss in the period. Independent of the net loss incurred, the potentially dilutive effect of these options would have been approximately 979,000 shares.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales	$336	$346	$1,022	$953
Research and development	304	277	851	750
Selling, general and administrative	3,423	2,003	8,395	5,212
Stock-based compensation expense before taxes	$4,063	$2,626	$10,268	$6,915

Nonqualified Stock Options

During the three and nine-month periods ended September 30, 2020, we granted stock options representing 112,500 and 328,994 shares of our common stock, respectively. During the three and nine-month periods ended September 30, 2019, we granted stock options representing 107,000 and 1.2 million shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
	2020	2019
Risk-free interest rate	0.29% - 1.67%	1.39% - 2.56%
Expected option term	4.0 - 5.0 years	3.0 - 5.0 years
Expected dividend yield	—	—
Expected price volatility	38.65% - 45.12%	28.66% - 35.79%

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

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of September 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $25.0 million, which was expected to be recognized over a weighted average period of 2.8 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month period ended September 30, 2020, we granted performance stock units to certain of our executive officers which, as amended, represent up to 127,060 shares of our common stock. Conversion of the performance stock units occurs at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. After reviewing the anticipated impact of the COVID-19 pandemic on our ongoing and forecasted operations and financial performance, during the three-month period ended June 30, 2020, our Board of Directors amended the performance stock units with a one-year performance period in an effort to more closely align our executive management compensation with the interests of our shareholders. This amendment reduced the targeted levels of FCF and reduced the maximum FCF multiplier to 100% for the one-year awards, which lowered the potential shares of our common stock to be granted pursuant to the one-year awards by 25,415 shares. We have accounted for this amendment in accordance with ASC 718 as a “Type I” modification. The two and three-year performance stock units were not amended.

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

Nine Months Ended
September 30,
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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. For the three and nine-month periods ended September 30, 2020, we recognized stock-based compensation expense associated with the stock-settled performance stock units of approximately $0.8 million and $2.0 million, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to stock-settled performance stock units was approximately $3.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the nine-month period ended September 30, 2020, we granted liability awards to our Chief Executive Officer. These awards entitle him to a cash payment equal to a target cash incentive of $333,333 per year multiplied by rTSR and FCF multipliers, as defined in the award agreements. During the three-month period ended June 30, 2020, after reviewing the anticipated impact of the COVID-19 pandemic on our ongoing and forecasted operations and financial performance, our Board of Directors amended the liability awards with a one-year performance period in an effort to more closely align our Chief Executive Officer’s compensation with the interests of our shareholders. The two and three-year liability awards were not amended.  As amended, the potential maximum payout of these awards is 125% of the target cash incentive for one-year awards, and 250% of the target cash incentive for two and three-year awards. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

For the three and nine-month periods ended September 30, 2020, we recognized expense associated with these liability awards of approximately $0.3 million and $0.6 million within selling, general and administrative expenses in our consolidated statement of income (loss). The fair value of these awards will be remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. As of September 30, 2020, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

On June 22, 2020, we granted restricted stock units to our non-employee directors representing 33,504 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units are subject to continued service through the vesting date, which is one year from the date of grant. Restricted stock units represent contingently issuable shares, and are excluded from the calculation of weighted average shares outstanding for the calculation of diluted EPS. For the three and nine-month periods ended September 30, 2020 we recognized expense associated with these restricted stock units of approximately $363,000 and $395,000 within selling, general and administrative expenses in our consolidated statement of income (loss). As of September 30, 2020, the total remaining unrecognized compensation cost related to restricted stock units was approximately $1.0 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales
Cardiovascular	$236,413	$234,426	$684,134	$711,570
Endoscopy	7,562	8,623	21,737	25,360
Total net sales	243,975	243,049	705,871	736,930

Operating Income (Loss)
Cardiovascular	(1,702)	(6,210)	(20,662)	11,263
Endoscopy	1,766	3,329	3,093	7,581
Total operating income (loss)	64	(2,881)	(17,569)	18,844

Total other expense - net	(2,248)	(2,809)	(8,907)	(8,689)

Income tax (benefit) expense	825	(2,292)	(1,255)	499

Net income (loss)	$(3,009)	$(3,398)	$(25,221)	$9,656

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(4,915)	$—	$(4,915)	$—
Foreign currency contract assets, current and long-term (2)	$2,325	$—	$2,325	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,219)	$—	$(4,219)	$—
Contingent consideration liabilities	$(64,665)	$—	$—	$(64,665)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Interest rate contract asset, long-term (1)	$1,192	$—	$1,192	$—
Interest rate contract liability, long-term (1)	$(290)	$—	$(290)	$—
Foreign currency contract assets, current and long-term (2)	$2,447	$—	$2,447	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,255)	$—	$(4,255)	$—
Contingent consideration liabilities	$(76,709)	$—	$—	$(76,709)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets, other long-term assets, accrued expenses, or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$69,100	$93,204	$76,709	$82,236
Contingent consideration liability recorded as the result of acquisitions	—	1,203	—	9,583
Contingent consideration expense (benefit)	(4,356)	273	884	3,473
Contingent payments made	(130)	(15,072)	(12,991)	(15,684)
Effect of foreign exchange	51	—	63	—
Ending balance	$64,665	$79,608	$64,665	$79,608

As of September 30, 2020, approximately $50.1 million in contingent consideration liability was included in other long-term obligations and approximately $14.5 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2019, approximately $48.1 million in contingent consideration liability was included in other long-term obligations and approximately $28.6 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

During the year ended December 31, 2016, we sold an equity investment for cash and for the right to receive additional payments based on various contingent milestones. We determined the fair value of the contingent payments using Level 3 inputs defined under authoritative guidance for fair value measurements, and we recorded a contingent receivable asset. During the three and nine-month periods ended September 30, 2019, we recorded a gain (loss) on the contingent receivable of approximately $(119,000) and $(101,000), respectively. As of December 31, 2019, the contingent receivable was settled in full and there was no balance remaining to collect.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair value at
	September 30,	Valuation
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Weighted Average(1)
Revenue-based royalty payments contingent liability	$4,804	Discounted cash flow	Discount rate	13% - 20%	13.6%
			Projected year of payments	2020-2034	2025

Revenue milestones contingent liability	$55,561	Monte Carlo simulation	Discount rate	11% - 14%	12.4%
			Projected year of payments	2020-2023	2022

Regulatory approval contingent liability	$4,300	Scenario-based method	Discount rate	2.7%
			Probability of milestone payment	90%
			Projected year of payment	2021-2022	2022
(1) Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the nine-month periods ended September 30, 2020 and 2019, we made contingent payments of approximately $800,000 and $1.0 million to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a director of Merit. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Impairment Charges

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, right-of-use operating lease assets, equity investments, intangible assets and goodwill in connection with impairment evaluations. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

Intangible Assets. During the three and nine-month periods ended September 30, 2020, we recorded impairment charges of approximately $18.1 million and $20.5 million, respectively, related to certain acquired intangible assets. During the three and nine-month periods ended September 30, 2019, we recorded impairment charges of approximately $2.7 million and $3.3 million, respectively, related to certain acquired intangible assets (see Note 6).

Right-of-use Operating Lease Assets. During the nine-month period ended September 30, 2020, we identified changes in events and circumstances relating to a certain right-of-use (“ROU”) operating lease asset. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying value was not recoverable. Consequently, we recorded an impairment loss of approximately $1.5 million, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment loss was driven by site consolidation decisions and changes in our projected cash flows for the ROU operating lease asset and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify a lessee, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the property.

Equity Investments and Purchase Options. During the three-month period ended September 30, 2020, we recognized $2.5 million of impairment expense related to our equity method investment in the preferred shares of Fusion Medical, Inc. (“Fusion”) due to uncertainty about future product development and commercialization associated with the technologies. In addition, during the nine-month period ended September 30, 2020 we recorded a charge of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise our option to purchase the company. Our equity investments in privately held companies, including options to acquire these companies, were approximately $12.0 million and $17.1 million as of September 30, 2020 and December 31, 2019, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Property and Equipment. During the nine-month period ended September 30, 2020, we had losses of approximately $359,000 related to the measurement of certain property and equipment measured at fair value based on restructuring activities associated with changes to our distribution agreement with NinePoint Medical, Inc. (“NinePoint”).

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest, were approximately $2.9 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had an allowance for current expected credit losses of $803,000 associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities. During the three and nine-month periods ended September 30, 2020, we adjusted the probability of default for all notes receivable for certain periods during the loan term due to changes in current macroeconomic conditions and our expectations of collectability as a result of the COVID-19 pandemic. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Beginning balance	$757	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	575
Provision for credit loss expense	46	228
Ending balance	$803	$803

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

Other comprehensive income (loss)	(1,354)	3,545	2,191
Income taxes	152	(117)	35
Reclassifications to:
Revenue	(157)		(157)
Cost of sales	494		494
Interest expense	425		425
Net other comprehensive income (loss)	(440)	3,428	2,988

Balance as of September 30, 2020	$(5,630)	$(3,695)	$(9,325)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2019	$751	$(5,898)	$(5,147)

Other comprehensive income (loss)	319	(2,779)	(2,460)
Income taxes	53	(14)	39
Reclassifications to:
Revenue	(118)		(118)
Cost of sales	112		112
Interest expense	(520)		(520)
Net other comprehensive loss	(154)	(2,793)	(2,947)

Balance as of September 30, 2019	$598	$(8,692)	$(8,094)

Note: The changes in each component of accumulated other comprehensive income (loss) do not total for the three months ended September 30, 2019 due to the rounding in previously reported periods.

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2019	$218	$(5,512)	$(5,294)

Other comprehensive income (loss)	(8,852)	1,944	(6,908)
Income taxes	2,027	(127)	1,900
Reclassifications to:
Revenue	(666)		(666)
Cost of sales	1,204		1,204
Interest expense	439		439
Net other comprehensive income (loss)	(5,848)	1,817	(4,031)

Balance as of September 30, 2020	$(5,630)	$(3,695)	$(9,325)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2018	$3,522	$(5,555)	$(2,033)

Other comprehensive loss	(2,300)	(3,120)	(5,420)
Income taxes	1,014	(17)	997
Reclassifications to:
Revenue	(220)		(220)
Cost of sales	298		298
Interest expense	(1,716)		(1,716)
Net other comprehensive loss	(2,924)	(3,137)	(6,061)

Balance as of September 30, 2019	$598	$(8,692)	$(8,094)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10 K, as supplemented by any additional discussion of risk factors in Part II, Item 1A “Risk Factors” of this report and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

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

For the three-month period ended September 30, 2020, we reported sales of approximately $244.0 million, up approximately $0.9 million or 0.4%, compared to sales for the three-month period ended September 30, 2019 of approximately $243.0 million. For the nine-month period ended September 30, 2020, we reported sales of approximately $705.9 million, down approximately $(31.1) million or (4.2)%, compared to sales from the nine-month period ended September 30, 2019 of approximately $736.9 million.

Gross profit as a percentage of sales decreased to 41.8% for the three-month period ended September 30, 2020, compared to 42.8% for the three-month period ended September 30, 2019. Gross profit as a percentage of sales decreased to 41.1% for the nine-month period ended September 30, 2020 as compared to 43.5% for the nine-month period ended September 30, 2019.

Net loss for the three-month period ended September 30, 2020 was approximately $(3.0) million, or $(0.05) per share, compared to net loss of approximately $(3.4) million, or $(0.06) per share, for the three-month period ended September 30, 2019. Net loss for the nine-month period ended September 30, 2020 was approximately $(25.2) million, or $(0.46) per share, compared to net income of approximately $9.7 million, or $0.17 per share, for the nine-month period ended September 30, 2019.

Recent Developments and Trends and Impact of the COVID-19 Pandemic

In addition to the trends identified in the Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2020 has been impacted, and we believe it will continue to be impacted, by the following recent events and trends:

●	We continued to implement expense reduction initiatives we have been working on throughout 2020. We are in the process of moving 14 product lines to our Tijuana, Mexico and Pearland, Texas facilities, as well as consolidating certain satellite facilities.

●	Closure of the Melbourne, Australia procedure pack operations, which we initially acquired in our acquisition of ITL in 2017, is on track to be completed during the fourth quarter of 2020.

●	Sales in many of our end markets improved during the quarter after the initial declines resulting from the COVID-19 pandemic. However, with COVID-19 cases increasing, the pace of recovery of elective and deferrable procedures is still uncertain. We experienced a notable variation in the pace of recovery depending on the region of the world, and even within certain geographic regions, during the three-month period ended September 30, 2020. Recovery in our U.S. direct business has been strong, while our U.S. OEM business has been slower to recover, which we believe is primarily attributable to inventory management by our customers. Restrictions and lockdowns continue to change across the world, most notably in Europe.

●	In April 2020, we initiated production of the CulturaTM nasopharyngeal swab and test kits, used to collect specimens with suspected presence of COVID-19. We recorded sales of this new product of approximately $14.2 million for the nine-month period ended September 30, 2020.

●	We received IDE approval for the WRAPSODY AV Access Efficiency (“WAVE study”) and for a smaller study called the WRAPSODY Central Feasibility Study (“WAVE Central study”).

●	Although we prioritized and eliminated certain R&D projects, our investment in R&D continues, and we are on track for new product introductions in the future.

●	We have actively managed inventory levels, temporarily reduced executive management and other employee salaries, limited discretionary spending and delayed capital spending. A number of these temporary salary reductions were decreased or eliminated during the three months ended September 30, 2020.
●	As of September 30, 2020, we had cash on hand of approximately $44.6 million and net available borrowing capacity of approximately $327 million.

We are committed to being part of the solution to the COVID-19 pandemic and have taken the following actions to protect and serve our customers, employees, shareholders, and communities:

●	Produced Cultura swab and test kits, with sales of approximately $9.6 million and $14.2 million during the three and nine-month periods ended September 30, 2020.
●	Offered serological antibody testing and rapid antigen testing for COVID-19 to employees through the Merit Care clinic at our South Jordan, UT headquarters.
●	Established additional cleaning and sanitation procedures to help prevent the spread of COVID-19 within our facilities.
●	Created new processes to encourage the safety of our employees, including formal policies restricting certain travel, touchless temperature screenings and mask requirements at most of our manufacturing locations, social distancing through modified workspaces, mandatory telecommuting for certain positions, and modified on-site food service practices.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Gross profit	41.8	42.8	41.1	43.5
Selling, general and administrative expenses	29.6	35.8	30.9	33.3
Research and development expenses	5.5	7.0	6.0	6.7
Legal settlement	—	—	2.6	—
Impairment charges	8.4	1.1	4.0	0.4
Contingent consideration expense (benefit)	(1.8)	0.1	0.1	0.5
Acquired in-process research and development expense	—	—	—	0.1
Income (loss) from operations	—	(1.2)	(2.5)	2.6
Other expense - net	(0.9)	(1.1)	(1.3)	(1.2)
Income (loss) before income taxes	(0.9)	(2.3)	(3.8)	1.4
Net income (loss)	(1.2)	(1.4)	(3.6)	1.3

Sales

Sales for the three-month period ended September 30, 2020 increased by 0.4%, or approximately $0.9 million, compared to the corresponding period in 2019. Sales for the nine-month period ended September 30, 2020 decreased by (4.2)%, or approximately $(31.1) million, compared to the corresponding period in 2019. Sales were negatively affected across all product categories due to the impact of the COVID-19 pandemic, with sales of products used in elective and deferrable procedures most significantly impacted. Listed below are the sales by product category within each of our financial reporting segments for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2020	2019	% Change	2020	2019
Cardiovascular
Peripheral Intervention	3.0%	$86,778	$84,265	(4.4)%	$246,488	$257,744
Cardiac Intervention	(7.7)%	69,089	74,859	(8.5)%	207,685	227,042
Custom Procedural Solutions	22.0%	56,429	46,258	7.2%	149,369	139,335
OEM	(17.0)%	24,117	29,044	(7.8)%	80,592	87,449
Total	0.8%	236,413	234,426	(3.9)%	684,134	711,570

Endoscopy
Endoscopy devices	(12.3)%	7,562	8,623	(14.3)%	21,737	25,360

Total	0.4%	$243,975	$243,049	(4.2)%	$705,871	$736,930

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2020 were approximately $236.4 million, up 0.8% when compared to the corresponding period of 2019 of approximately $234.4 million. Sales for the three-month period ended September 30, 2020 were favorably affected by increased sales of:

(a)	Custom procedural solutions products (particularly our critical care products which saw increased demand due to COVID-19, including $9.6 million sales of our new Cultura nasopharyngeal swab and test kits used to collect and transport samples for COVID-19 testing, partially offset by decreased sales of kits) which increased by approximately $10.2 million, or 22.0%, from the corresponding period of 2019.

(b)	Peripheral intervention products (particularly our drainage, embolotherapy, delivery systems, and access products, offset partially by our biopsy, intervention, and radar localization products) which increased by approximately $2.5 million, or 3.0%, from the corresponding period of 2019;

The foregoing increase in sales for the three-month period ended September 30, 2020 was partially offset by decreased sales of:

(c)	Cardiac intervention products (particularly our intervention, angiography and access products) which decreased by approximately $(5.8) million, or (7.7)%, from the corresponding period of 2019; and
(d)	OEM products (particularly our angiography, cardiac rhythm management/electrophysiology (“CRM/EP”) products and coatings) which decreased by approximately $(4.9) million, or (17.0)%, from the corresponding period of 2019.

Our cardiovascular sales for the nine-month period ended September 30, 2020 were approximately $684.1 million, down (3.9)%, when compared to the corresponding period for 2019 of approximately $711.6 million. Sales for the nine-month period ended September 30, 2020 were unfavorably affected by decreased sales of:

(a)	Cardiac intervention products (particularly our intervention, angiography, and access products) which decreased by approximately $(19.4) million, or (8.5)%, from the corresponding period of 2019; and
(b)	Peripheral intervention products (particularly our biopsy, radar localization, vertebral compression fracture, angiography, intervention, and embolotherapy products, offset partially by drainage products) which decreased by approximately $(11.3) million, or (4.4)%, from the corresponding period of 2019;
(c)	OEM products (particularly our CRM/EP and angiography products, offset partially by increased intervention, fluid management and kit sales) which decreased by approximately $(6.9) million, or (7.8)%, from the corresponding period of 2019.

The foregoing decrease in sales for the nine-month period ended September 30, 2020 was partially offset by increased sales of:

(d)	Custom procedural solutions products (particularly our critical care products which saw increased demand due to the COVID-19 pandemic, including $14.2 million sales of our new Cultura nasopharyngeal swab and test kits used to collect and transport samples for COVID-19 testing, partially offset by decreased sales of kits) which increased by approximately $10.0 million, or 7.2%, from the corresponding period of 2019.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2020 were approximately $7.6 million, down (12.3)%, when compared to sales in the corresponding period of 2019 of approximately $8.6 million. Our endoscopy sales for the nine-month period ended September 30, 2020 were approximately $21.7 million, down (14.3)%, when compared to sales in the corresponding period of 2019 of approximately $25.4 million. Sales for the three and nine-month periods ended September 30, 2020 were unfavorably affected by deceased sales of the NinePoint NvisionVLE® Imaging System as a result of the suspension of our related distribution agreement, as well as decreased sales of probes and certain stents, partially offset by increased sales of our EndoMAXX® Fully Covered Esophageal Stents.

International Sales. International sales for the three-month period ended September 30, 2020 were approximately $100.9 million, or 41.3% of net sales, up 1.8% when compared to the corresponding period of 2019 of approximately $99.0 million. The increase in our international sales for the third quarter of 2020 compared to the third quarter of 2019 included increased sales in the Asia Pacific region (APAC) of $2.0 million or 4.2% and Europe, Middle East, and Africa (EMEA) of $0.7 million or 1.6%, partially offset by a decrease in other international sales of $(0.9) million or (11.4)%.

International sales for the nine-month period ended September 30, 2020 were approximately $303.6 million, or 43.0% of net sales, down (2.1)% when compared to the corresponding period of 2019 of approximately $310.2 million. The decrease in our international sales for the third quarter of 2020 compared to the third quarter of 2019 included decreased sales in

APAC of $(1.6) million or (1.1)%, EMEA of $(2.4) million or (1.7)% and other international sales of $(2.6) million or (11.9)%.

Gross Profit

Our gross profit as a percentage of sales decreased to 41.8% for the three-month period ended September 30, 2020, compared to 42.8% for the three-month period ended September 30, 2019. The decrease in gross profit percentage was primarily due to changes in product mix and increased obsolescence expense associated with lower forecasted demand for certain of our products as a result of the COVID-19 pandemic, partially offset by improvements in manufacturing variances from operational efficiencies, among other factors.

Our gross profit as a percentage of sales decreased to 41.1% for the nine-month period ended September 30, 2020, compared to 43.5% for the nine-month period ended September 30, 2019. The decrease in gross profit percentage was primarily due to changes in product mix, increased obsolescence expense associated with lower forecasted demand for certain of our products as a result of the COVID-19 pandemic in addition to specific reserves of inventory sold under our distribution agreement with NinePoint and our planned divestiture of our procedure pack business in Australia, and increased amortization expense from our acquisitions of Brightwater in June 2019 and STD Pharmaceutical in August 2019, partially offset by improvements in manufacturing variances from operational efficiencies.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased approximately $(14.7) million, or (16.9)%, for the three-month period ended September 30, 2020 compared to the corresponding period of 2019. As a percentage of sales, SG&A expenses were 29.6% for the three-month period ended September 30, 2020, compared to 35.8% for the corresponding period of 2019. For the three-month period ended September 30, 2020 compared to the corresponding period of 2019, overall compensation expenses were lower as a result of cost cutting initiatives and other cost management efforts related to the COVID-19 pandemic (including layoffs, targeted furloughs, and temporary salary reductions), and discretionary spending was lower as a result of reduced travel, training, and shows and conventions, among other items.

SG&A expenses decreased approximately $(27.4) million, or (11.2)%, for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. As a percentage of sales, SG&A expenses were 30.9% for the nine-month period ended September 30, 2020, compared to 33.3% for the corresponding period of 2019. For the nine-month period ended September 30, 2020 compared to the corresponding period of 2019, overall compensation expenses were lower as a result of cost cutting initiatives and other cost management efforts related to the COVID-19 pandemic (including layoffs, targeted furloughs, and temporary salary reductions), and discretionary spending was lower as a result of reduced travel, training, and shows and conventions, among other items.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended September 30, 2020 were approximately $13.5 million, down (20.5)%, when compared to R&D expenses in the corresponding period of 2019 of approximately $17.0 million. R&D expenses for the nine-month period ended September 30, 2020 were approximately $42.4 million, down (14.1)%, when compared to R&D expenses in the corresponding period of 2019 of approximately $49.4 million. The decrease in R&D expenses for the three and nine-month periods ended September 30, 2020 compared to the same periods in 2019 was largely due to lower compensation expenses (including layoffs, targeted furloughs, and temporary salary reductions), lower discretionary expenses (including reduced travel expenses) as a result of cost-cutting initiatives and the COVID-19 pandemic, and a reduced number of research and development projects.

Legal Settlement. We recorded an expense in the first nine months of 2020 of $18.2 million in connection with a settlement agreement with the DOJ to fully resolve the DOJ’s investigation of certain marketing and promotional practices.

Impairment Charges. For the three and nine-month periods ended September 30, 2020, we recorded impairment charges of approximately $20.6 million and $28.3 million, respectively. These impairments included a $3.5 million write-off in the first quarter of 2020 of our purchase option to acquire Bluegrass Vascular due to our decision not to exercise our option to purchase this company, $0.4 million impairment in the first quarter of property and equipment related to our distribution agreement with NinePoint, $2.4 million impairment in the second quarter of the customer list intangible asset from our ITL acquisition, $1.5 million impairment in the second quarter of our right-of-use operating lease asset associated with closure of a facility in California, $2.5 million impairment in the third quarter related to our equity investment in the preferred shares of Fusion due to uncertainty about future product development and commercialization associated with the technologies, and $18.1 in the third quarter for intangible impairment charges based on slower-than-anticipated sales growth in the acquired products, planned closure and restructuring activities, uncertainty about future product development and commercialization associated with the acquired technologies, and economic uncertainties associated with the COVID-19 pandemic.

For the three and nine-month periods ended September 30, 2019, we recorded impairment of certain intangible assets of $2.7 million and $3.3 million, respectively, based on changes in revenue expectations associated with the related product lines and restructuring.

Contingent Consideration Expense (Benefit). For the three-month periods ended September 30, 2020 and 2019, we recognized contingent consideration expense (benefit) of approximately $(4.4) million and $0.4 million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. For the nine-month periods ended September 30, 2020 and 2019, we recognized contingent consideration expense of approximately $0.9 million and $3.6 million, respectively. Expense or benefit in each period relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Income (Loss)
Cardiovascular	$(1,702)	$(6,210)	$(20,662)	$11,263
Endoscopy	1,766	3,329	3,093	7,581
Total operating income (loss)	$64	$(2,881)	$(17,569)	$18,844

Cardiovascular Operating Income (Loss). Our cardiovascular operating loss for the three-month period ended September 30, 2020 was approximately $(1.7) million, compared to cardiovascular operating loss in the corresponding period of 2019 of approximately $(6.2) million. The decrease in cardiovascular operating loss was primarily a result of contingent consideration benefit from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost cutting initiatives and our response to the COVID-19 pandemic, which was offset partially by lower gross margins and increased impairment expense.

Our cardiovascular operating loss for the nine-month period ended September 30, 2020 was approximately $(20.7) million, compared to cardiovascular operating income in the corresponding period of 2019 of approximately $11.3 million. The decrease in cardiovascular operating income was primarily a result of decreased sales and lower gross margins, the $18.2 million legal settlement expense in 2020 related to the DOJ investigation, and increased impairment expense, partially offset by lower contingent consideration expense from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost-cutting initiatives and our response to the COVID-19 pandemic.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2020 was approximately $1.8 million, compared to approximately $3.3 million for the corresponding period of 2019. This decrease was a result of lower sales (largely due to decreased demand during the COVID-19 pandemic), and lower gross margins, partially offset by lower compensation and discretionary expenses related to cost-cutting initiatives and our response to the COVID-19 pandemic.

Our endoscopy operating income for the nine-month period ended September 30, 2020 was approximately $3.1 million, compared to approximately $7.6 million for the corresponding period of 2019. This decrease was a result of lower sales (due to decreased demand during the COVID-19 pandemic and the suspension of our distribution agreement with NinePoint), lower gross margins (due in part to $1.4 million of inventory obsolescence related to products sold under our now-suspended distribution agreement with NinePoint), partially offset by lower compensation and discretionary expenses related to cost cutting initiatives and our response to the COVID-19 pandemic.

Other Expense

Our other expense for the three-month periods ended September 30, 2020 and 2019 was approximately $(2.2) million and $(2.8) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance, a decrease in interest income due to the impairment of the loan receivable with NinePoint in the fourth quarter of 2019, a gain of approximately $0.5 million on the sale of the assets associated with our Hypotube product line in the third quarter of 2020, and an increase in foreign currency losses in the third quarter of 2020.

Our other expense for the nine-month periods ended September 30, 2020 and 2019 was approximately $(8.9) million and $(8.7) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance, a decrease in interest income due to the impairment of the loan receivable with NinePoint in the fourth quarter of 2019, a gain of approximately $0.5 million on the sale of the assets associated with our Hypotube product line in the third quarter of 2020, and an increase in foreign currency losses in 2020.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2020 and 2019 was a tax expense (benefit) of approximately $0.8 million and $(2.3) million, respectively, which resulted in an effective tax rate of (37.7)% and 40.3%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2020 and 2019 was a tax expense (benefit) of approximately $(1.3) million and $0.5 million, respectively, which resulted in an effective tax rate of 4.7% and 4.9%, respectively. The income tax benefit and corresponding decrease in the effective tax rate for the three and nine-month periods ended September 30, 2020, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation and certain legal settlements).

Net Income (Loss)

Our net income (loss) for the three-month periods ended September 30, 2020 and 2019 was approximately $(3.0) million and $(3.4) million, respectively. This decrease in our net loss was a result of several factors, including contingent consideration benefit from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost cutting initiatives and our response to the COVID-19 pandemic, partially offset by lower gross margins and increased impairment expense.

Our net income (loss) for the nine-month periods ended September 30, 2020 and 2019 was approximately $(25.2) million and $9.7 million, respectively. The decrease in net income was primarily due to decreased sales and lower gross margins, the $18.2 million legal settlement expense related to the DOJ inquiry and increased impairment expense, partially offset by lower contingent consideration expense from fair value adjustments related to liabilities from completed acquisitions and lower compensation and discretionary expenses resulting from cost cutting initiatives and our response to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2020 and December 31, 2019, our current assets exceeded current liabilities by $248.6 million and $272.9 million, respectively, and we had cash and cash equivalents of approximately $44.6 million and $44.3 million, respectively, of which approximately $41.1 million and $31.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2020, and December 31, 2019, we had cash and cash equivalents of approximately $18.6 million and $11.3 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $128.4 million and $50.9 million during the nine-month periods ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities increased approximately $77.5 million for the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019. Significant factors affecting operating cash flows during these years included:

●	Cash provided by (used for) accounts receivable was approximately $13.0 million and $(6.8) million for the nine-month periods ended September 30, 2020 and 2019, respectively, due primarily to decreases in sales volume and increased allowances due to economic uncertainty,
●	Cash provided by (used for) inventories was approximately $15.7 million and $(19.3) million for the nine-month periods ended September 30, 2020 and 2019, respectively, due primarily to reduced production during the economic downturns related to the pandemic and efforts to manage inventory levels,
●	Cash provided by accrued expenses was approximately $22.6 million and $1.7 million for the nine-month periods ended September 30, 2020 and 2019, respectively, due primarily to increased accruals associated with pending legal settlement expenses estimated at $18.2 million, and
●	Cash flows related to compensation and discretionary spending were also lower during the nine months ended September 30, 2020 compared to 2019 as a result of temporary salary reductions and discretionary spending reductions related to the COVID-19 pandemic.

Cash flows used in investing activities. We used cash in investing activities of approximately $36.8 million and $113.9 million for the nine-month periods ended September 30, 2020 and 2019, respectively. We invested in capital expenditures for property and equipment of approximately $35.6 million and $58.1 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Capital expenditures in each fiscal year were primarily related to investment in buildings, property and equipment to support development and production of new and expanded product lines and to facilitate growth in our distribution markets. These investments include construction of a new manufacturing and research and development facility in South Jordan, Utah completed in early 2020. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $42 to $48 million in 2020 for buildings, property and equipment.

Cash paid for acquisitions in the nine-month period ended September 30, 2020 was approximately $0.3 million. Cash paid for acquisitions for the nine-month period ended September 30, 2019 was approximately $53.5 million and was primarily related to our investment in the equity of Fluidx Medical Technology, LLC and our acquisitions of Brightwater and STD Pharmaceutical.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the nine-month periods ended September 30, 2020 and 2019 was approximately $(91.2) million and $33.7 million, respectively. In 2020 we completed payment of contingent consideration of $12.9 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical, and decreased our net borrowings by approximately $82.3 million. In 2019, our primary financing activities included additional net borrowings of $45.0 million under our credit agreement to partially fund our acquisition activity and capital expenditures for property and equipment, and contingent payments of $15.7 million, principally related to our acquisition of Cianna Medical.

As of September 30, 2020, we had outstanding borrowings of approximately $357.7 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $327 million, based on the net leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2020 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.66% on $182.7 million. Our interest rate as of December 31, 2019 was a fixed rate of 2.62% on $175 million as a result of an interest rate swap and a variable floating rate of 3.30% on $265 million. The foregoing fixed rates are exclusive of changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9 and potential future changes in the applicable margin.

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

Off-Balance Sheet Arrangements

We have committed to provide loans of up to an additional €2 million at the discretion of Selio at a rate of 5% per annum. The current note receivable balance from Selio is $250,000. Additional loans made to Selio pursuant to our loan agreement, if any, together with the initial advance and all other amounts owed to us by Selio, would be securitized by Selio’s assets. Aside from this arrangement, we do not have any off-balance sheet arrangements that have had, or are reasonably likely in the future to have, an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements in Item 8 of the Annual Report on Form 10-K. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, the SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. The following paragraphs identify our most critical accounting policies:

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment involves significant judgment, especially in the current environment due to uncertainties about the duration and impact of the COVID-19 pandemic. During our annual impairment test performed as of July 1 we utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of future cash flows and the length of time they will occur, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2020, which was completed during the third quarter of 2020, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During the three-month period ended September 30, 2020, we compared the carrying value of the amortizing intangible assets acquired in acquisitions of certain assets to the undiscounted cash flows expected to result from these asset groups and determined that the carrying amounts were not recoverable. We then determined the fair value of the amortizing assets based on estimated future cash flows discounted back to their present value using discount rates that reflect the risk profile of the underlying activities. We recorded total impairment charges associated with intangible assets in our cardiovascular segment for the three and nine-month periods ended September 30, 2020 of approximately $18.1 million and $20.5 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary factors driving impairment of certain intangible assets were slower-than-anticipated sales growth in the acquired products, planned closure and restructuring activities, uncertainty about future product development and commercialization associated with the acquired technologies, and economic uncertainties associated with the COVID-19 pandemic. The intangible impairment charges relate to a write-off or reduction in value of intangible assets from our August 2017 acquisition of certain assets from Laurane Medical S.A.S, our license agreements with ArraVasc Limited, intangible assets from our May 2018 acquisition of certain assets from DirectACCESS Medical, LLC, in-process technology intangible assets from Sontina Medical LLC in connection our February 2018 acquisition of certain divested assets from Becton, Dickinson and Company, and a customer list intangible asset from our October 2017 acquisition of ITL.

During the three months ended September 30, 2019, we compared the carrying value of the amortizing intangible assets acquired in acquisitions of certain assets to the undiscounted cash flows expected to result from these asset groups and determined that the carrying amounts were not recoverable. We recorded intangible asset impairment charges in our cardiovascular segment for the three and nine-month periods ended September 30, 2019 of approximately $2.7 million and $3.3 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary indicators of impairment were slower than anticipated sales growth in the acquired products and uncertainty about future product development and commercialization associated with the acquired technologies. The intangible impairment charges related to our amortizing intangible assets from our July 2015 acquisition of certain assets from Distal Access, LLC, our June 2016 acquisition of certain assets from Lazarus Medical Technologies, LLC, and our July 2017 acquisition of certain assets from Pleuratech ApS.

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

For the three and nine-month periods ended September 30, 2020, we recognized contingent consideration expense (benefit) of approximately $(4.4) million and $0.9 million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Changes in the fair value of our contingent consideration liabilities were primarily attributable to slower-than-anticipated sales growth in the acquired products and economic uncertainties associated with the COVID-19 pandemic affecting sales growth and the anticipated timing of milestone payments.

ADDITIONAL INFORMATION

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to our Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.

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

Additional periods of trading restriction may be imposed as determined by our Chief Executive Officer or the Insider Trading Compliance Officers (currently our Chief Legal Officer and our Chief Financial Officer) in light of material pending developments. Further, during permitted windows, individuals in information-sensitive positions are required to seek pre-clearance for trades from an Insider Trading Compliance Officer, who assesses whether there are any important pending developments, including cybersecurity matters, which need to be made public before the individual may participate in the market.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

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

NOTICE REGARDING TRADEMARKS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Par II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Annual Report on Form 10-K. There have been no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results, particularly in light of the precarious and unpredictable nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.

The novel strain of coronavirus that surfaced in late 2019 and the resulting disease COVID-19, is an ongoing global pandemic. The COVID-19 pandemic has created significant disruption and uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may continue to negatively impact our business, results of operations and financial condition for the foreseeable future.

Numerous national, international, state and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions cause significant alteration of our operations, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) reductions in spending by our customers; (iii) delays in approvals by regulatory bodies; (iv) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (v) reductions in our sales team, including through layoffs, furloughs or other losses of sales representatives; (vi) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers' capacity to manufacture our products; (vii) disruption of our research and development activities; and (viii) delays in ongoing studies and pre-clinical trials.

In addition, elective procedures that use our products have significantly decreased in number as health care organizations around the world have prioritized the treatment of patients with COVID-19 and reduced spending in other areas. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Specifically, many of these procedures that use our products have been suspended or postponed. While certain of these procedures have resumed in certain locations, it is unclear when or if all procedures in all locations will resume.

While we have seen increases in demand for certain product lines during the pandemic, including our Cultura nasopharyngeal swab and test kit, this increased demand has not been, and may not be, sufficient to offset the revenue declines in other areas. We also expect continued pressure on our margins due to decreased demand for products with gross margins that are higher than the company average.

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

These challenges and restrictions will likely continue for the duration of the pandemic, which is uncertain, and may even continue beyond the pandemic. Many areas are relaxing restrictions and resuming business operations, but a resurgence in infections could cause authorities to reinstate such restrictions or impose additional restrictions. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and the actions by government entities, our customers and other parties to contain the virus or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening other risks described in “Risk Factors” in our Annual Report on Form 10-K and our subsequent quarterly reports on Form 10-Q, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: November 5, 2020	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: November 5, 2020	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer