Form 10-Q
period 2021-03-31
MERIT MEDICAL SYSTEMS INC
filed 2021-05-07
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	55,997,284
Title or class	Number of Shares Outstanding at May 5, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In thousands)

	March 31,	December 31,
ASSETS	2021	2020
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$58,519	$56,916
Trade receivables — net of allowance for credit losses — 2021 — $5,953 and 2020 — $5,313	150,314	146,641
Other receivables	8,719	7,774
Inventories	200,308	198,019
Prepaid expenses and other current assets	13,617	13,120
Prepaid income taxes	3,680	3,688
Income tax refund receivables	3,331	3,549
Total current assets	438,488	429,707

PROPERTY AND EQUIPMENT:
Land and land improvements	28,087	28,400
Buildings	187,774	188,878
Manufacturing equipment	270,754	268,894
Furniture and fixtures	61,422	61,586
Leasehold improvements	48,319	48,800
Construction-in-progress	47,735	46,889
Total property and equipment	644,091	643,447
Less accumulated depreciation	(265,914)	(260,719)
Property and equipment — net	378,177	382,728

OTHER ASSETS:
Intangible assets:
Developed technology — net of accumulated amortization —2021 — $203,308 and 2020 — $193,164	307,713	318,059
Other — net of accumulated amortization — 2021 — $59,025 and 2020 — $56,943	48,312	49,856
Goodwill	362,500	363,533
Deferred income tax assets	4,529	4,597
Right-of-use operating lease assets	74,714	78,240
Other assets	37,286	37,676
Total other assets	835,054	851,961

TOTAL ASSETS	$1,651,719	$1,664,396

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020
	(unaudited)
CURRENT LIABILITIES:
Trade payables	$52,986	$49,837
Accrued expenses	132,173	111,944
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	12,246	12,903
Income taxes payable	2,773	2,820
Total current liabilities	207,678	185,004

Long-term debt	312,875	343,722
Deferred income tax liabilities	33,252	33,312
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,016	1,016
Deferred compensation payable	16,227	16,808
Deferred credits	1,896	1,923
Long-term operating lease liabilities	67,980	70,941
Other long-term obligations	33,756	52,748
Total liabilities	675,027	705,821

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock — 5,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued	—	—
Common stock, no par value; shares authorized — 2021 and 2020 - 100,000; issued and outstanding as of March 31, 2021 - 55,933 and December 31, 2020 - 55,623	615,113	606,224
Retained earnings	368,761	357,803
Accumulated other comprehensive loss	(7,182)	(5,452)
Total stockholders’ equity	976,692	958,575

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,651,719	$1,664,396

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET SALES	$248,913	$243,525

COST OF SALES	137,019	139,741

GROSS PROFIT	111,894	103,784

OPERATING EXPENSES:
Selling, general and administrative	81,024	78,808
Research and development	16,274	14,872
Impairment charges	—	3,845
Contingent consideration expense	402	4,897

Total operating expenses	97,700	102,422

INCOME FROM OPERATIONS	14,194	1,362

OTHER INCOME (EXPENSE):
Interest income	472	79
Interest expense	(1,537)	(3,144)
Other expense — net	(435)	(289)

Total other expense — net	(1,500)	(3,354)

INCOME (LOSS) BEFORE INCOME TAXES	12,694	(1,992)

INCOME TAX EXPENSE	1,736	1,162

NET INCOME (LOSS)	$10,958	$(3,154)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.20	$(0.06)

Diluted	$0.19	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,717	55,246

Diluted	56,978	55,246

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$10,958	$(3,154)
Other comprehensive income (loss):
Cash flow hedges	2,921	(7,182)
Income tax benefit (expense)	(724)	1,849
Foreign currency translation adjustment	(4,462)	(4,125)
Income tax benefit (expense)	535	(7)
Total other comprehensive loss	(1,730)	(9,465)
Total comprehensive income (loss)	$9,228	$(12,619)

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands - unaudited)

		Common Stock		Retained	Accumulated Other
	Total	Shares	Amount	Earnings	Comprehensive Loss
BALANCE — January 1, 2021	$958,575	55,623	$606,224	$357,803	$(5,452)
Net income	10,958			10,958
Other comprehensive loss	(1,730)				(1,730)
Stock-based compensation expense	3,310		3,310
Options exercised	5,897	291	5,897
Issuance of common stock under Employee Stock Purchase Plan	263	5	263
Shares issued from time-vested restricted stock units	—	25	—
Shares surrendered in exchange for payment of payroll tax liabilities	(488)	(9)	(488)
Shares surrendered in exchange for exercise of stock options	(93)	(2)	(93)
BALANCE — March 31, 2021	$976,692	55,933	$615,113	$368,761	$(7,182)

		Common Stock		Retained	Accumulated Other
	Total	Shares	Amount	Earnings	Comprehensive Loss
BALANCE — January 1, 2020	$949,944	55,213	$587,017	$368,221	$(5,294)
Net loss	(3,154)			(3,154)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	(575)			(575)
Other comprehensive loss	(9,465)				(9,465)
Stock-based compensation expense	2,641		2,641
Options exercised	2,369	174	2,369
Issuance of common stock under Employee Stock Purchase Plan	371	13	371
Shares surrendered in exchange for payment of payroll tax liabilities	(866)	(23)	(866)
Shares surrendered in exchange for exercise of stock options	(1,467)	(39)	(1,467)
BALANCE — March 31, 2020	$939,798	55,338	$590,065	$364,492	$(14,759)

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,958	$(3,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,400	23,320
Loss on sales and/or abandonment of property and equipment	(28)	37
Write-off of certain intangible assets and other long-term assets	—	3,925
Amortization of right-of-use operating lease assets	3,070	3,134
Fair value adjustments to contingent consideration	402	4,897
Amortization of deferred credits	(27)	(35)
Amortization of long-term debt issuance costs	151	151
Stock-based compensation expense	3,595	2,777
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(5,284)	3,445
Other receivables	(597)	613
Inventories	(3,396)	(4,983)
Prepaid expenses and other current assets	(1,071)	(3,126)
Income tax refund receivables	199	(2,475)
Other assets	80	(577)
Trade payables	4,237	4,340
Accrued expenses	5,393	(1,621)
Income taxes payable	(174)	2,109
Deferred compensation payable	(581)	(789)
Operating lease liabilities	(3,151)	(2,945)
Other long-term obligations	56	(179)
Total adjustments	24,274	32,018
Net cash provided by operating activities	35,232	28,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(6,171)	(13,950)
Intangible assets	(692)	(1,062)
Proceeds from the sale of property and equipment	873	—
Cash received for settlement of current note receivable	—	250
Cash paid in acquisitions, net of cash acquired	(358)	—
Net cash used in investing activities	$(6,348)	$(14,762)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$5,520	$1,261
Proceeds from issuance of long-term debt	9,694	30,665
Payments on long-term debt	(40,569)	(24,540)
Contingent payments related to acquisitions	(403)	(12,754)
Payment of taxes related to an exchange of common stock	(488)	(866)
Net cash used in financing activities	(26,246)	(6,234)

EFFECT OF EXCHANGE RATES ON CASH	(1,035)	(2,108)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,603	5,760

CASH AND CASH EQUIVALENTS:
Beginning of period	56,916	44,320

End of period	$58,519	$50,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $120 and $392, respectively)	$1,539	$3,198

Income taxes	$1,660	$1,637

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,688	$5,383

Current note receivable converted to equity investment	$—	$899

Merit common stock surrendered (2 and 39 shares, respectively) in exchange for exercise of stock options	$93	$1,467

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$131	$2,800

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three months ended March 31, 2021 and 2020 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2021 and December 31, 2020, and our results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results for a full-year period. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards.

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020 and may be applied prospectively to transactions through December 31, 2022. As of March 31, 2021, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

We currently believe that all other issued and not yet effective accounting standards are not materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2020 Annual Report on Form 10-K.

Disaggregation of Revenue

Our revenue is disaggregated based on reporting segment, product category and geographical region. We design, develop, manufacture and market medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and original equipment manufacturer (“OEM”). Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$56,866	$36,048	$92,914	$55,803	$31,272	$87,075
Cardiac Intervention	29,251	45,486	74,737	28,595	43,996	72,591
Custom Procedural Solutions	24,892	20,529	45,421	25,414	22,207	47,621
OEM	22,890	5,044	27,934	23,666	4,591	28,257
Total	133,899	107,107	241,006	133,478	102,066	235,544

Endoscopy
Endoscopy devices	7,473	434	7,907	7,578	403	7,981

Total	$141,372	$107,541	$248,913	$141,056	$102,469	$243,525

4.   Acquisitions. On November 6, 2020, we entered into a unit purchase agreement to acquire KA Medical, LLC (“KA Medical”). Subject to the terms and conditions of the unit purchase agreement, we paid $10.4 million in cash at closing, net of cash acquired, subject to adjustments for working capital and other matters, with an additional $4 million payable no later than 12 months following the agreement. KA Medical developed the Micro PlugTM Set, a self-expanding nitinol vascular occlusion device, which is FDA-cleared in the US and CE marked in Europe. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the KA Medical acquisition, which were included in selling, general and administrative expenses, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$24
Other receivables	13
Inventories	216
Property and equipment	298
Other long-term assets	147
Intangible assets
Developed technology	6,000
Goodwill	8,283
Total assets acquired	14,981

Liabilities Assumed
Trade payables	(31)
Accrued expenses	(507)
Total liabilities assumed	(538)

Total net assets acquired	$14,443

We are amortizing the developed technology intangible asset acquired from KA Medical over 17 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma impact of the KA Medical acquisition was not significant to our financial results for the three-month period ended March 31, 2020. Operating results attributable to the KA Medical acquisition were included in our consolidated statements of income (loss) for the three-month period ended March 31, 2021.

5. Inventories. Inventories at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$120,969	$110,933
Work-in-process	24,750	19,308
Raw materials	54,589	67,778
Total inventories	$200,308	$198,019

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the three-month period ended March 31, 2021 is detailed as follows (in thousands):

March 31, 2021
Goodwill balance at January 1	$363,533
Effect of foreign exchange	(1,033)
Goodwill balance at March 31	$362,500

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of March 31, 2021 and December 31, 2020. We did not have any goodwill impairments for the three-month periods ended March 31, 2021 and 2020. The total goodwill balance as of March 31, 2021 and December 31, 2020 was related to our cardiovascular segment.

Other intangible assets at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$24,362	$(6,929)	$17,433
Distribution agreements	3,250	(2,369)	881
License agreements	14,418	(7,010)	7,408
Trademarks	30,255	(13,131)	17,124
Customer lists	35,052	(29,586)	5,466
Total	$107,337	$(59,025)	$48,312

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$23,669	$(6,460)	$17,209
Distribution agreements	3,250	(2,319)	931
License agreements	14,453	(6,647)	7,806
Trademarks	30,273	(12,414)	17,859
Customer lists	35,154	(29,103)	6,051
Total	$106,799	$(56,943)	$49,856

Aggregate amortization expense the three-month periods ended March 31, 2021 and 2020 was approximately $12.5 million and $15.0 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment in any intangible assets based on our qualitative assessment for the three-month periods ended March 31, 2021 and 2020.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2021 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2021	$37,320
2022	48,634
2023	47,454
2024	44,404
2025	42,548

7.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2021 and 2020 was a tax expense of approximately $1.7 million and $1.2 million, respectively, which resulted in an effective tax rate of 13.7% and (58.3)%, respectively. The increase in the income tax expense and the corresponding change in the effective tax rate for the three-month period ended March 31, 2021, when compared to the prior-year period, was primarily due to a pre-tax loss during the 2020 period, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term loans	$138,750	$140,625
Revolving credit loans	182,000	211,000
Less unamortized debt issuance costs	(375)	(403)
Total long-term debt	320,375	351,222
Less current portion	7,500	7,500
Long-term portion	$312,875	$343,722

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of March 31, 2021.

As of March 31, 2021, we had outstanding borrowings of approximately $320.8 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $418 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2021 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.11% on $145.8 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates are exclusive of changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9 and potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of March 31, 2021, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2021	$5,625
2022	8,438
2023	11,250
2024	295,437
Total future minimum principal payments	$320,750

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

At March 31, 2021 and December 31, 2020, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at March 31, 2021 was a liability of approximately $3.2 million, which was partially offset by approximately $0.8 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2020 was a liability of $4.4 million, partially offset by approximately $1.1 million in deferred taxes.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of March 31, 2021 and December 31, 2020, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $128.6 million and $168.2 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of March 31, 2021 and December 31, 2020, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of approximately $93.7 million and $74.8 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2021 and December 31, 2020, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	1,247	1,777
Foreign currency forward contracts	Other assets (long-term)	314	424

(Liabilities)
Interest rate swaps	Accrued expenses	(471)	(896)
Interest rate swaps	Other long-term obligations	(2,733)	(3,462)
Foreign currency forward contracts	Accrued expenses	(3,302)	(5,281)
Foreign currency forward contracts	Other long-term obligations	(432)	(866)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,183	$877

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,073)	(2,120)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2021	2020	Location in statements of income	2021	2020	2021	2020
Interest rate swaps	$721	$(5,463)	Interest expense	$(1,537)	$(3,144)	$(432)	$251
Foreign currency forward contracts	516	(1,494)	Revenue	248,913	243,525	(1,602)	78
			Cost of sales	(137,019)	(139,741)	350	(104)

As of March 31, 2021, approximately $(2.9) million, or $(2.2) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2021, approximately $(1.3) million, or $(1.0) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income (loss)	2021	2020
Foreign currency forward contracts	Other income (expense)	$229	$3,418

10.   Commitments and Contingencies.

Loan Commitment. On October 11, 2019, we acquired shares of stock in Selio Medical Limited (“Selio”) representing an ownership interest of approximately 19.5%, as well as an option to purchase all ordinary shares of Selio throughout a 45-day period commencing from the date Selio receives FDA 510(k) approval of a medical device it is currently developing, and an option to purchase all remaining shares of Selio on the third anniversary date of the agreement if we elect to purchase all ordinary shares. We have also made a loan of $250,000 to Selio and committed to provide additional loans of up to €2 million at a rate of 5% per annum until one year and 45 days have passed from the date Selio receives FDA Section 510(k) approval of a medical device it is currently developing. Additional loans made to Selio pursuant to our loan agreement, together with the initial advance and all other amounts owed to us by Selio, would be securitized by Selio’s assets.

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to such proceedings, actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Securities Litigation

On December 5, 2019, the Bucks County Employees Retirement Fund filed a complaint against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. On February 24, 2020, the court appointed the City of Atlanta Police Pension Fund, the Atlanta Firefighters’ Pension Fund, and the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as Lead Plaintiffs. This action is now captioned In re Merit Medical Systems, Inc. Securities Litigation (Master File No. 8:19-cv-02326-DOC-ADS). On June 30, 2020, Lead Plaintiffs filed a consolidated class action complaint for violations of federal securities laws against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. The consolidated class action complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified damages, costs and attorneys’ fees, and equitable relief. We filed a motion to dismiss the action, which the Court denied. We intend to vigorously defend against the lawsuit. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Legal costs for proceedings, legal actions and claims discussed above, such as outside counsel fees and expenses, are charged to expense in the period incurred.

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$10,958	$(3,154)
Average common shares outstanding	55,717	55,246
Basic EPS	$0.20	$(0.06)

Average common shares outstanding	55,717	55,246
Effect of dilutive stock awards	1,261	—
Total potential shares outstanding	56,978	55,246
Diluted EPS	$0.19	$(0.06)

Equity awards excluded as the impact was anti-dilutive (1)	1,042	4,340
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of sales
Nonqualified stock options	$318	$339
Research and development
Nonqualified stock options	279	285
Selling, general and administrative
Nonqualified stock options	1,627	1,706
Performance-based restricted stock units	731	312
Restricted stock units	355	—
Cash-settled share-based awards ("Liability Awards")	285	135
Total selling, general and administrative	2,998	2,153

Stock-based compensation expense before taxes	$3,595	$2,777

Nonqualified Stock Options

During the three-month periods ended March 31, 2021 and 2020, we granted stock options representing 125,850 and 216,494 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.6%	0.5% - 1.7%
Expected option term	4.0 years	4.0 - 5.0 years
Expected dividend yield	—	—
Expected price volatility	46.7%	38.7% - 43.2%

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

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of March 31, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $22.4 million, which was expected to be recognized over a weighted average period of 2.5 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2021 and 2020 we granted performance stock units to certain of our executive officers which, as amended, represent up to 128,883 and 127,060 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

Three Months Ended
March 31,
	2021	2020
Risk-free interest rate	0.1% - 0.3%	1.1% - 1.3%
Remaining performance period	1.8 - 2.8 years	0.8 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	43.7% - 49.3%	40.2% - 56.1%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of March 31, 2021, the total remaining unrecognized compensation cost related to stock-settled performance stock units was approximately $6.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the three-month periods ended March 31, 2021 and 2020, we granted liability awards to our Chief Executive Officer with total target cash incentives of $1.0 million and $1.0 million, respectively. These awards entitle him to a target cash payment multiplied by rTSR and FCF multipliers, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. As of March 31, 2021, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $2.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

On June 22, 2020, we granted restricted stock units to our non-employee directors representing 33,504 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of March 31, 2021, the total remaining unrecognized compensation cost related to restricted stock units was approximately $0.3 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net Sales
Cardiovascular	$241,006	$235,544
Endoscopy	7,907	7,981
Total net sales	248,913	243,525

Operating Income (Loss)
Cardiovascular	12,201	1,502
Endoscopy	1,993	(140)
Total operating income	14,194	1,362

Total other expense - net	(1,500)	(3,354)
Income tax expense	1,736	1,162

Net income (loss)	$10,958	$(3,154)

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(3,204)	$—	$(3,204)	$—
Foreign currency contract assets, current and long-term (2)	$3,744	$—	$3,744	$—
Foreign currency contract liabilities, current and long-term (3)	$(5,807)	$—	$(5,807)	$—
Contingent consideration liabilities	$(55,754)	$—	$—	$(55,754)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(4,358)	$—	$(4,358)	$—
Foreign currency contract assets, current and long-term (2)	$3,078	$—	$3,078	$—
Foreign currency contract liabilities, current and long-term (3)	$(8,267)	$—	$(8,267)	$—
Contingent consideration liabilities	$(55,750)	$—	$—	$(55,750)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$55,750	$76,709
Contingent consideration expense	402	4,897
Contingent payments made	(403)	(12,754)
Effect of foreign exchange	5	17
Ending balance	$55,754	$68,869

As of March 31, 2021, approximately $19.5 million in contingent consideration liability was included in other long-term obligations and approximately $36.2 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2020, approximately $36.9 million in contingent consideration liability was included in other long-term obligations and approximately $18.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date (including measurement-period adjustments) has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair value at
	March 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$4,047	Discounted cash flow	Discount rate	12% - 16%	15.4%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$46,807	Monte Carlo simulation	Discount rate	10% - 14%	10.4%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$4,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	100%
			Projected year of payment	2021-2024	2022

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$4,545	Discounted cash flow	Discount rate	12% - 15%	13.5%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$46,305	Monte Carlo simulation	Discount rate	7.5% - 12%	9.0%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$4,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	100%
			Projected year of payment	2021-2024	2022
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the three-month period ended March 31, 2020, we made contingent payments of approximately $800,000 to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the three-month period ended March 31, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. During the three-month periods ended March 31, 2021 and 2020, we had no losses related to acquired intangible assets (see Note 6).

Equity Investments and Purchase Options. During the three-month period ended March 31, 2021, we had no losses related to equity investments and purchase options. During the three-month period ended March 31, 2020 we recorded a charge of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise the option. Our equity investments in privately held companies, including options to acquire these companies, were approximately $12.0 million and $12.0 million as of March 31, 2021 and December 31, 2020, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the company in which we have invested. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Property and Equipment. During the three-month period ended March 31, 2021, we had no losses related to the measurement of property and equipment at fair value, compared to losses of $359,000 for the three-month period ended March 31, 2020 based on restructuring activities associated with changes to our distribution agreement with NinePoint Medical, Inc. (“NinePoint”).

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were approximately $2.0 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we had an allowance for current expected credit losses of $932,000 associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. During the three-month periods ended March 31, 2021 and 2020, respectively, we adjusted the probability of default for all notes receivable for certain periods during the loan term due to changes in current macroeconomic conditions and our expectations of collectability as a result of the COVID-19 pandemic. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three month periods ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$730	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	575
Provision for credit loss expense	202	95
Ending balance	$932	$670

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	1,237	(4,462)	(3,225)
Income taxes	(724)	535	(189)
Reclassifications to:
Revenue	1,602		1,602
Cost of sales	(350)		(350)
Interest expense	432		432
Net other comprehensive income (loss)	2,197	(3,927)	(1,730)

Balance as of March 31, 2021	$(4,743)	$(2,439)	$(7,182)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2019	$218	$(5,512)	$(5,294)

Other comprehensive income (loss)	(6,957)	(4,125)	(11,082)
Income taxes	1,849	(7)	1,842
Reclassifications to:
Revenue	(78)		(78)
Cost of sales	104		104
Interest expense	(251)		(251)
Net other comprehensive loss	(5,333)	(4,132)	(9,465)

Balance as of March 31, 2020	$(5,115)	$(9,644)	$(14,759)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K filed on March 1, 2021 (the “2020 Annual Report on Form 10-K”).

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

For the three-month period ended March 31, 2021, we reported sales of approximately $248.9 million, up approximately $5.4 million or 2.2%, compared to sales for the three-month period ended March 31, 2020 of approximately $243.5 million. Our net sales benefitted approximately $3.8 million from foreign currency fluctuations (net of hedging) in the first quarter of 2021 assuming applicable foreign exchange rates in effect during the comparable prior-year period.

Gross profit as a percentage of sales increased to 45.0% for the three-month period ended March 31, 2021 compared to 42.6% for the three-month period ended March 31, 2020.

Net income for the three-month period ended March 31, 2021 was approximately $11.0 million, or $0.19 per share, compared to net loss of approximately ($3.2) million, or ($0.06) per share, for the three-month period ended March 31, 2020.

Recent Developments and Trends and Impact of the COVID-19 Pandemic

In addition to the trends identified in the 2020 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business during the three months ended March 31, 2021 was impacted, and we believe it will continue to be impacted, by the following recent events and trends:

●	We expanded our key executive team with the additions of Robert J. Fredericks as our Chief Strategy and Innovation Officer and Michel J. Voigt as our Chief Human Resources Officer. These new positions were established in connection with the implementation of our Foundations for Growth program, which we believe will support many years of strong growth, profitability, and cash flow generation going forward.

●	In the three months ended March 31, 2021, sales growth in the U.S. was uneven, with slight growth year over year in our peripheral intervention and cardiac intervention product categories, which offset declines in sales of our custom procedural solutions and OEM product categories. Notably, we experienced strong demand for our breast cancer radar localization products (as elective procedures in the U.S. began to recover) and our Medallion® syringe products (which benefitted from higher demand as a result of COVID-19 vaccination programs).

●	Internationally, sales in Europe, Middle East, and Africa (“EMEA”) were down in the first quarter of 2021 as compared to the first quarter of 2020 as that region of the world continued to experience impacts from the COVID-19 pandemic. In Asia Pacific (“APAC”), sales growth for the first quarter of 2021 was strong, led by increased unit demand in China. Although we expect unit volume growth in China in the second half of the year, we also expect downward pricing pressures in that market, due primarily to increased pricing sensitivity associated with product tender processes.

●	During the three months ended March 31, 2021, the first patients were enrolled in our Wrapsody ArterioVenous (AV) Access Efficacy Pivotal Study (the “WAVE Study”) of the WRAPSODY™ Endovascular Stent Graft, an investigational device being studied for the treatment of stenosis or occlusion within dialysis outflow circuits.

●	As of March 31, 2021, we had cash on hand of approximately $58.5 million and net available borrowing capacity of approximately $418 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Net sales	100%	100%
Gross profit	45.0	42.6
Selling, general and administrative expenses	32.6	32.4
Research and development expenses	6.5	6.1
Impairment charges	—	1.6
Contingent consideration expense	0.2	2.0
Income from operations	5.7	0.6
Other expense — net	(0.6)	(1.4)
Income (loss) before income taxes	5.1	(0.8)
Net income (loss)	4.4	(1.3)

Sales

Sales for the three-month period ended March 31, 2021 increased by 2.2%, or approximately $5.4 million, compared to the corresponding period in 2020. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2021 and 2020 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2021	2020
Cardiovascular
Peripheral Intervention	6.7%	$92,914	$87,075
Cardiac Intervention	3.0%	74,737	72,591
Custom Procedural Solutions	(4.6)%	45,421	47,621
OEM	(1.1)%	27,934	28,257
Total	2.3%	241,006	235,544

Endoscopy
Endoscopy devices	(0.9)%	7,907	7,981

Total	2.2%	$248,913	$243,525

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2021 were approximately $241.0 million, up 2.3% when compared to the corresponding period of 2020 of approximately $235.5 million. Sales for the three-month period ended March 31, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products (particularly our embolotherapy, radar localization, angiography, access, and intervention products) which increased by approximately $5.8 million, or 6.7%, from the corresponding period of 2020, and
(b)	Cardiac intervention products (particularly our intervention, fluid management, and cardiac rhythm management/electrophysiology (“CRM/EP”) products) which increased by approximately $2.1 million, or 3.0%, from the corresponding period of 2020;

The foregoing increase in sales for the three-month period ended March 31, 2021 was partially offset by decreased sales of:

(c)	Custom procedural solutions products (particularly our trays and kits, offset partially by an increase in sales of our critical care products) which decreased by approximately $2.2 million, or (4.6)%, from the corresponding period of 2020.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2021 were approximately $7.9 million, down (0.9)%, when compared to sales in the corresponding period of 2020 of approximately $8.0 million. Sales for the three-month periods ended March 31, 2021 were unfavorably affected by deceased sales of the NinePoint NvisionVLE® Imaging System as a result of the suspension of our distribution agreement with NinePoint, offset partially by increased sales of probes and our EndoMAXX® fully covered esophageal stents.

International Sales. International sales for the three-month period ended March 31, 2021 were approximately $107.5 million, or 43.2% of net sales, up 4.9% when compared to the corresponding period of 2020 of approximately $102.5 million. The increase in our international sales for the first quarter of 2021 compared to the first quarter of 2020 included increased sales in APAC of $8.7 million or 20.5%, partially offset by decreased sales in EMEA of $(2.8) million or (5.4)%, and decreased sales in the rest of the world of $(0.8) million or (10.6)%.

Gross Profit

Our gross profit as a percentage of sales increased to 45.0% for the three-month period ended March 31, 2021, compared to 42.6% for the three-month period ended March 31, 2020. The increase in gross profit percentage was primarily due to changes in product mix, decreased obsolescence expense, and lower amortization expense (as certain intangibles from prior acquisitions became fully amortized).

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $2.2 million, or 2.8%, for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. As a percentage of sales, SG&A expenses were 32.6% for the three-month period ended March 31, 2021, compared to 32.4% for the corresponding period of 2020. For the three-month period ended March 31, 2021 compared to the corresponding period of 2020, outside consulting and other expenses were up in large part due to our implementation of our Foundations for Growth program, partially offset by lower compensation expenses as a result of reduced headcount from cost cutting initiatives in 2020 and lower discretionary spending as a result of reduced travel, training, and shows and conventions during the COVID-19 pandemic, among other items.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended March 31, 2021 were approximately $16.3 million, up 9.4%, when compared to R&D expenses in the corresponding period of 2020 of approximately $14.9 million. The increase in R&D expenses for the three-month period ended March 31, 2021 compared to the corresponding period in 2020 was largely due to increased outside expenses for certain R&D projects (including the WAVE study) and increased compensation expense, as new headcount were added since the layoffs in 2020 to meet the demands of new projects and preparation for the implementation of the Medical Device Regulation (“MDR”) in the European Union.

Impairment Charges. For the three-month period ended March 31, 2021, we did not record any impairment charges. For the three-month period ended March 31, 2020, we recorded impairment charges of approximately $3.8 million, which included a $3.5 million write-off of our purchase option to acquire Bluegrass Vascular due to our decision not to exercise our option to purchase this company and a $0.4 million impairment of property and equipment related to the suspension of our distribution agreement with NinePoint.

Contingent Consideration Expense. For the three-month periods ended March 31, 2021 and 2020, we recognized contingent consideration expense of approximately $0.4 million and $4.9 million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Expense in each period relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating Income (Loss)
Cardiovascular	$12,201	$1,502
Endoscopy	1,993	(140)
Total operating income	$14,194	$1,362

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2021 was approximately $12.2 million, compared to cardiovascular operating income in the corresponding period of 2020 of approximately $1.5 million. The increase in cardiovascular operating income during the three-month period ended March 31, 2021 compared to the corresponding period of 2020 was primarily a result of increased sales and gross margins, no impairment expense in the first quarter of 2021 compared to $3.8 million in the first quarter of 2020, and lower contingent consideration expense, partially offset by increased SG&A and R&D expenses.

Endoscopy Operating Income (Loss). Our endoscopy operating income for the three-month period ended March 31, 2021 was approximately $2.0 million, compared to endoscopy operating loss of approximately ($0.1) million for the corresponding period of 2020. This increase in endoscopy operating income was primarily a result of improved gross margins (largely a result of the write-off of inventory related to the suspension of our distribution agreement with NinePoint in the first quarter of 2020, which did not repeat in the first quarter of 2021) and decreased operating expenses (including compensation, travel, and sales meeting expenses).

Other Expense

Our other expense for the three-month periods ended March 31, 2021 and 2020 was approximately ($1.5) million and ($3.4) million, respectively. The change in other expense for the three-month period ended March 31, 2021 was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance, as well as an increase in interest income due to partial recoveries of loan interest from NinePoint which had previously been written off.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2021 and 2020 was a tax expense of approximately $1.7 million and $1.2 million, respectively, which resulted in an effective tax rate of 13.7% and (58.3)%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three-month period ended March 31, 2021, when compared to the prior-year period, was primarily due to a pre-tax loss during the 2020 period, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

Net Income (Loss)

Our net income (loss) for the three-month periods ended March 31, 2021 and 2020 was approximately $11.0 million and ($3.2) million, respectively. This increase in our net income for the three-month period ended March 31, 2021 was primarily the result of several factors, including increased sales and improved gross margins, no impairment expense in the first quarter of 2021 compared to impairment expense of $3.8 million in the first quarter of 2020, lower contingent consideration expense, and lower interest expense, partially offset by increased SG&A and R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2021 and December 31, 2020, our current assets exceeded current liabilities by $230.8 million and $244.7 million, respectively, and we had cash and cash equivalents of approximately $58.5 million and $56.9 million, respectively, of which approximately $49.4 million and $42.3 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2021, and December 31, 2020, we had cash and cash equivalents of approximately $21.9 million and $15.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $35.2 million and $28.9 million during the three-month periods ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities increased approximately $6.4 million for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020. Significant factors affecting operating cash flows during these years included:

●	Cash provided by (used for) accounts receivable was approximately ($5.3) million and $3.4 million for the three-month periods ended March 31, 2021 and 2020, respectively. Sales in the first quarter of 2021 were up compared to the corresponding period of 2020.
●	Cash (used for) inventories was approximately ($3.4) million and ($5.0) million for the three-month periods ended March 31, 2021 and 2020, respectively, as inventory increased in each period relative to the prior quarter.
●	Cash provided by (used for) accrued expenses was approximately $5.4 million and ($1.6) million for the three-month periods ended March 31, 2021 and 2020, respectively, due primarily to an increase in payroll-related accruals from timing of pay periods and an increase in accrued incentives from improved sales levels during the three-month period ended March 31, 2021.
●	Cash flows related to compensation and discretionary spending were also lower during the three-month period ended March 31, 2021 compared to 2020, primarily as a result of discretionary spending reductions related to the COVID-19 pandemic and other initiatives. Cash inflows were also improved by increased sales and improved margins.

Cash flows used in investing activities. We used cash in investing activities of approximately $6.3 million and $14.8 million for the three-month periods ended March 31, 2021 and 2020, respectively. We used cash for capital expenditures of property and equipment of approximately $6.2 million and $14.0 million in the three-month periods ended March 31,

2021 and 2020, respectively. Capital expenditures in each period were primarily related to investment in buildings, property and equipment to support development and production of new and expanded product lines and to facilitate growth in our distribution markets. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $45 to $50 million in 2021 for buildings, property and equipment.

Cash flows used in financing activities. Cash used in financing activities for the three-month periods ended March 31, 2021 and 2020 was approximately $26.2 million and $6.2 million, respectively. In the first quarter of 2021, we decreased our net borrowings by approximately $30.9 million by paying down our debt. In the first quarter of 2020, we increased our net borrowings by approximately $6.1 million to partially finance the payment of contingent consideration of $12.8 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical.

As of March 31, 2021, we had outstanding borrowings of approximately $321 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $418 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2021 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap (see Note 9 to our Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this report) and a variable floating rate of 1.11% on $145.8 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates are exclusive of changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9 to our Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this report and potential future changes in the applicable margin.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2021, there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2020 Annual Report on Form 10-K. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Par II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2020 Annual Report on Form 10-K. There have been no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2020 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2020 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results, particularly in light of the precarious and unpredictable nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1	Form of Indemnification Agreement, dated January 1, 2021, between the company and Michel J. Voigt*†
10.2	Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†
10.3	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†
10.4

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Brian G. Lloyd, Michel J. Voigt, Joseph C. Wright, and Justin J. Lampropoulos.*†

10.5

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Brian G. Lloyd, Michel J. Voigt, Joseph C. Wright, and Justin J. Lampropoulos.*†

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: May 7, 2021	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: May 7, 2021	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer