Form 10-Q
period 2021-06-30
MERIT MEDICAL SYSTEMS INC
filed 2021-08-06
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock	56,270,524
Title or class	Number of Shares Outstanding at August 3, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In thousands)

	June 30,	December 31,
ASSETS	2021	2020
	(unaudited)
Current assets:
Cash and cash equivalents	$69,672	$56,916
Trade receivables — net of allowance for credit losses — 2021 — $5,652 and 2020 — $5,313	153,443	146,641
Other receivables	8,376	7,774
Inventories	194,524	198,019
Prepaid expenses and other current assets	16,541	13,120
Prepaid income taxes	3,683	3,688
Income tax refund receivables	3,543	3,549
Total current assets	449,782	429,707

Property and equipment:
Land and land improvements	28,180	28,400
Buildings	188,089	188,878
Manufacturing equipment	272,084	268,894
Furniture and fixtures	62,142	61,586
Leasehold improvements	47,217	48,800
Construction-in-progress	48,608	46,889
Total property and equipment	646,320	643,447
Less accumulated depreciation	(272,519)	(260,719)
Property and equipment — net	373,801	382,728

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization —2021 — $213,621 and 2020 — $193,164	297,471	318,059
Other — net of accumulated amortization — 2021 — $60,993 and 2020 — $56,943	45,321	49,856
Goodwill	362,810	363,533
Deferred income tax assets	4,614	4,597
Right-of-use operating lease assets	70,767	78,240
Other assets	37,827	37,676
Total other assets	818,810	851,961

Total assets	$1,642,393	$1,664,396

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020
	(unaudited)
Current liabilities:
Trade payables	$53,809	$49,837
Accrued expenses	135,013	111,944
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	11,721	12,903
Income taxes payable	2,561	2,820
Total current liabilities	210,604	185,004

Long-term debt	284,900	343,722
Deferred income tax liabilities	33,271	33,312
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,016	1,016
Deferred compensation payable	17,055	16,808
Deferred credits	1,869	1,923
Long-term operating lease liabilities	65,841	70,941
Other long-term obligations	35,056	52,748
Total liabilities	649,959	705,821

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued	—	—
Common stock, no par value; shares authorized — 2021 and 2020 - 100,000; issued and outstanding as of June 30, 2021 - 56,224 and December 31, 2020 - 55,623	623,591	606,224
Retained earnings	373,677	357,803
Accumulated other comprehensive loss	(4,834)	(5,452)
Total stockholders’ equity	992,434	958,575

Total liabilities and stockholders’ equity	$1,642,393	$1,664,396

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$280,325	$218,371	$529,238	$461,896
Cost of sales	156,186	134,155	293,205	273,896
Gross profit	124,139	84,216	236,033	188,000

Operating expenses:
Selling, general and administrative	91,563	66,767	172,587	145,575
Research and development	17,593	14,026	33,867	28,898
Legal settlement	—	18,200	—	18,200
Impairment charges	4,283	3,875	4,283	7,720
Contingent consideration expense	1,805	343	2,207	5,240
Total operating expenses	115,244	103,211	212,944	205,633

Income (loss) from operations	8,895	(18,995)	23,089	(17,633)

Other income (expense):
Interest income	92	88	564	167
Interest expense	(1,386)	(2,715)	(2,923)	(5,859)
Other expense — net	(736)	(678)	(1,171)	(967)
Total other expense — net	(2,030)	(3,305)	(3,530)	(6,659)

Income (loss) before income taxes	6,865	(22,300)	19,559	(24,292)

Income tax expense (benefit)	1,949	(3,242)	3,685	(2,080)

Net income (loss)	$4,916	$(19,058)	$15,874	$(22,212)

Earnings (loss) per common share
Basic	$0.09	$(0.34)	$0.28	$(0.40)
Diluted	$0.09	$(0.34)	$0.28	$(0.40)

Weighted average shares outstanding
Basic	56,061	55,406	55,890	55,326
Diluted	57,277	55,406	57,128	55,326

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$4,916	$(19,058)	$15,874	$(22,212)
Other comprehensive income (loss):
Cash flow hedges	999	(101)	3,920	(7,283)
Income tax benefit (expense)	(248)	26	(972)	1,875
Foreign currency translation adjustment	1,800	2,524	(2,662)	(1,601)
Income tax benefit (expense)	(203)	(3)	332	(10)
Total other comprehensive income (loss)	2,348	2,446	618	(7,019)
Total comprehensive income (loss)	$7,264	$(16,612)	$16,492	$(29,231)

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands - unaudited)

		Common Stock		Retained	Accumulated Other
	Total	Shares	Amount	Earnings	Comprehensive Income (Loss)
Balance — January 1, 2021	$958,575	55,623	$606,224	$357,803	$(5,452)
Net income	10,958			10,958
Other comprehensive loss	(1,730)				(1,730)
Stock-based compensation expense	3,310		3,310
Options exercised	5,897	291	5,897
Issuance of common stock under Employee Stock Purchase Plan	263	5	263
Shares issued from time-vested restricted stock units	—	25	—
Shares surrendered in exchange for payment of payroll tax liabilities	(488)	(9)	(488)
Shares surrendered in exchange for exercise of stock options	(93)	(2)	(93)
Balance — March 31, 2021	976,692	55,933	615,113	368,761	(7,182)
Net income	4,916			4,916
Other comprehensive income	2,348				2,348
Stock-based compensation expense	2,765		2,765
Options exercised	5,455	253	5,455
Issuance of common stock under Employee Stock Purchase Plan	258	4	258
Shares issued from time-vested restricted stock units	—	34	—
Balance — June 30, 2021	$992,434	56,224	$623,591	$373,677	$(4,834)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,874	$(22,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,417	47,040
Loss on sales and/or abandonment of property and equipment	242	370
Write-off of certain intangible assets and other long-term assets	4,368	7,820
Amortization of right-of-use operating lease assets	6,074	6,339
Fair value adjustments to contingent consideration	2,207	5,240
Amortization of deferred credits	(54)	(69)
Amortization of long-term debt issuance costs	302	302
Stock-based compensation expense	6,732	6,205
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(7,833)	15,292
Other receivables	(793)	643
Inventories	3,185	2,255
Prepaid expenses and other current assets	(3,823)	(1,349)
Income tax refund receivables	(9)	(7,329)
Other assets	(685)	128
Trade payables	5,639	(3,872)
Accrued expenses	9,206	19,664
Income taxes payable	(860)	1,572
Deferred compensation payable	247	(661)
Operating lease liabilities	(6,259)	(6,177)
Other long-term obligations	263	2,015
Total adjustments	60,566	95,428
Net cash provided by operating activities	76,440	73,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(12,817)	(25,803)
Intangible assets	(1,469)	(1,790)
Proceeds from the sale of property and equipment	884	27
Cash received for settlement of current note receivable	—	250
Cash paid in acquisitions, net of cash acquired	(1,858)	(100)
Net cash used in investing activities	$(15,260)	$(27,416)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$11,780	$3,670
Proceeds from issuance of long-term debt	32,657	38,567
Payments on long-term debt	(91,535)	(67,692)
Contingent payments related to acquisitions	(489)	(12,861)
Payment of taxes related to an exchange of common stock	(488)	(866)
Net cash used in financing activities	(48,075)	(39,182)
Effect of exchange rates on cash	(349)	(1,236)
Net increase in cash and cash equivalents	12,756	5,382

CASH AND CASH EQUIVALENTS:
Beginning of period	56,916	44,320
End of period	$69,672	$49,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $234 and $551, respectively)	$2,923	$5,937
Income taxes	4,611	3,808

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,014	$1,970
Current note receivable converted to equity investment	—	899
Merit common stock surrendered (2 and 39 shares, respectively) in exchange for exercise of stock options	93	1,467
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	361	7,029

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six months ended June 30, 2021 and 2020 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2021 and December 31, 2020, and our results of operations and cash flows for the three and six-month periods ended June 30, 2021 and 2020. The results of operations for the three and six-month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results for a full-year period. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of June 30, 2021, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$63,235	$42,365	$105,600	$42,614	$30,021	$72,635
Cardiac Intervention	33,217	52,436	85,653	22,698	43,307	66,005
Custom Procedural Solutions	27,392	21,244	48,636	23,383	21,936	45,319
OEM	27,420	4,983	32,403	23,607	4,611	28,218
Total	151,264	121,028	272,292	112,302	99,875	212,177

Endoscopy
Endoscopy devices	7,507	526	8,033	5,838	356	6,194

Total	$158,771	$121,554	$280,325	$118,140	$100,231	$218,371

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$120,101	$78,413	$198,514	$98,416	$61,294	$159,710
Cardiac Intervention	62,468	97,922	160,390	51,293	87,303	138,596
Custom Procedural Solutions	52,284	41,773	94,057	48,797	44,143	92,940
OEM	50,310	10,027	60,337	47,274	9,201	56,475
Total	285,163	228,135	513,298	245,780	201,941	447,721

Endoscopy
Endoscopy devices	14,980	960	15,940	13,416	759	14,175

Total	$300,143	$229,095	$529,238	$259,196	$202,700	$461,896

4.   Acquisitions. On November 6, 2020, we entered into a unit purchase agreement to acquire KA Medical, LLC (“KA Medical”). Subject to the terms and conditions of the unit purchase agreement, we paid $10.4 million in cash at closing, net of cash acquired, subject to adjustments for working capital and other matters, with additional deferred payments including, $1.5 million paid during the three months ended June 30, 2021, and $2.5 million payable no later than 12 months following the acquisition date. KA Medical developed the Micro PlugTM Set, a self-expanding nitinol vascular occlusion device, which is FDA-cleared in the US and CE marked in Europe. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the KA Medical acquisition, which were included in selling, general and administrative expenses, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$24
Other receivables	13
Inventories	216
Property and equipment	298
Other long-term assets	147
Intangible assets
Developed technology	6,000
Goodwill	8,283
Total assets acquired	14,981

Liabilities Assumed
Trade payables	(31)
Accrued expenses	(507)
Total liabilities assumed	(538)

Total net assets acquired	$14,443

We are amortizing the developed technology intangible asset acquired through KA Medical over 17 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma impact of the KA Medical acquisition was not significant to our financial results for the three and six-month periods ended June 30, 2020. Operating results attributable to the KA Medical acquisition were included in our consolidated statements of income (loss) for the three and six-month periods ended June 30, 2021.

5. Inventories. Inventories at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$104,112	$110,933
Work-in-process	30,675	19,308
Raw materials	59,737	67,778
Total inventories	$194,524	$198,019

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the six-month period ended June 30, 2021 is detailed as follows (in thousands):

2021
Goodwill balance at January 1	$363,533
Effect of foreign exchange	(723)
Goodwill balance at June 30	$362,810

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of June 30, 2021 and December 31, 2020. We did not have any goodwill impairments for the six-month periods ended June 30, 2021 and 2020. The total goodwill balance as of June 30, 2021 and December 31, 2020 was related to our cardiovascular segment.

Other intangible assets at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$25,036	$(7,358)	$17,678
Distribution agreements	3,250	(2,419)	831
License agreements	12,710	(7,198)	5,512
Trademarks	30,260	(13,865)	16,395
Customer lists	35,058	(30,153)	4,905
Total	$106,314	$(60,993)	$45,321

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$23,669	$(6,460)	$17,209
Distribution agreements	3,250	(2,319)	931
License agreements	14,453	(6,647)	7,806
Trademarks	30,273	(12,414)	17,859
Customer lists	35,154	(29,103)	6,051
Total	$106,799	$(56,943)	$49,856

Aggregate amortization expense for the three and six-month periods ended June 30, 2021 was approximately $12.4 million and $24.9 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2020 was approximately $14.8 million and $29.8 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three-month period ended June 30, 2021 and 2020, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. During the three-month period ended June 30, 2021, the primary indicator of impairment was our planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc Limited (“ArraVasc”). We recorded an impairment charge for the remaining carrying value of ArraVasc intangible assets of approximately $1.6 million during the three months ended June 30, 2021, all of which pertained to our cardiovascular segment. During the three-month period ended June 30, 2020, the primary indicator of impairment was our planned closure of our procedural pack business in Australia acquired in our October 2017 acquisition of ITL Healthcare Pty Ltd. (“ITL”). We recorded an impairment charge for ITL intangible assets of approximately $2.4 million during the three months ended June 30, 2020, all of which pertained to our cardiovascular segment. See Note 14 for additional details regarding impairment charges recorded in the three-month periods ended June 30, 2021 and 2020.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2021 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2021	$24,572
2022	48,149
2023	47,050
2024	44,113
2025	42,335

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2021 and 2020 was a tax expense (benefit) of approximately $1.9 million and ($3.2) million, respectively, which resulted in an effective tax rate of 28.4% and 14.5%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2021 and 2020 was a tax expense (benefit) of approximately $3.7 million and ($2.1) million, respectively, which resulted in an effective tax rate of 18.8% and 8.6%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and six-month periods ended June 30, 2021, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loans	$136,875	$140,625
Revolving credit loans	155,872	211,000
Less unamortized debt issuance costs	(347)	(403)
Total long-term debt	292,400	351,222
Less current portion	7,500	7,500
Long-term portion	$284,900	$343,722

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

We believe we were in material compliance with all covenants set forth in the Third Amended Credit Agreement as of June 30, 2021.

As of June 30, 2021, we had outstanding borrowings of approximately $292.7 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $444 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2021 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.15% on $117.7 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates are exclusive of changes in the notional amount and fixed rate associated with our interest rate swaps beginning July 6, 2021 as described in Note 9 and potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of June 30, 2021, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2021	$3,750
2022	8,438
2023	11,250
2024	269,309
Total future minimum principal payments	$292,747

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

Derivative Instruments Designated as Cash Flow Hedges

On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with a current notional amount of $175 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid. The interest rate swap expired on July 6, 2021.

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

At June 30, 2021 and December 31, 2020, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swaps at June 30, 2021 was a liability of approximately $2.8 million, which was partially offset by approximately $0.7 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2020 was a liability of $4.4 million, partially offset by approximately $1.1 million in deferred taxes.

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in Chinese Renminbi, Euros, British Pounds, Mexican Pesos, Brazilian Reals, Australian Dollars, Hong Kong Dollars, Swiss Francs, Swedish Krona, Canadian Dollars, Danish Krone, Japanese Yen, and South Korean Won, among others. We do not use derivative financial instruments for trading or speculative purposes. We do not believe we are subject to any credit risk contingent features related to our derivative contracts, and we seek to manage counterparty risk by allocating derivative contracts among several major financial institutions.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of June 30, 2021 and December 31, 2020, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $106.9 million and $168.2 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of June 30, 2021 and December 31, 2020, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of approximately $81.5 million and $74.8 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2021 and December 31, 2020, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,385	$1,777
Foreign currency forward contracts	Other assets (long-term)	199	424

(Liabilities)
Interest rate swaps	Accrued expenses	(29)	(896)
Interest rate swaps	Other long-term obligations	(2,811)	(3,462)
Foreign currency forward contracts	Accrued expenses	(2,938)	(5,281)
Foreign currency forward contracts	Other long-term obligations	(185)	(866)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,341	$877

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,724)	(2,120)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2021	2020	Location in statements of income	2021	2020	2021	2020
Interest rate swaps	$(84)	$(763)	Interest expense	$(1,386)	$(2,715)	$(447)	$(265)
Foreign currency forward contracts	(632)	222	Revenue	280,325	218,371	(1,572)	431
			Cost of sales	(156,186)	(134,155)	304	(606)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2021	2020	Location in statements of income	2021	2020	2021	2020
Interest rate swaps	$638	$(6,226)	Interest expense	$(2,923)	$(5,859)	$(880)	$(14)
Foreign currency forward contracts	(116)	(1,272)	Revenue	529,238	461,896	(3,172)	509
			Cost of sales	(293,205)	(273,896)	654	(710)

As of June 30, 2021, approximately ($2.4) million, or ($1.8) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2021, approximately ($1.2) million, or ($0.9) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income (loss)	2021	2020	2021	2020
Foreign currency forward contracts	Other income (expense)	$(977)	$(1,073)	$(748)	$2,345

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

Deed of Settlement. During the three-month period ended June 30, 2021, we accrued $6.1 million of contract termination costs in selling, general and administrative expenses to renegotiate certain terms of an acquisition agreement and terminate certain obligations, including the obligation to make potential future payments, pursuant to that agreement.

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

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our President of EMEA, and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. We intend to vigorously defend against the lawsuit. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Legal costs for proceedings, legal actions and claims discussed, such as outside counsel fees and expenses, are charged to expense in the period(s) incurred.

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$4,916	$(19,058)	$15,874	$(22,212)
Average common shares outstanding	56,061	55,406	55,890	55,326
Basic EPS	$0.09	$(0.34)	$0.28	$(0.40)

Average common shares outstanding	56,061	55,406	55,890	55,326
Effect of dilutive stock awards	1,216	—	1,238	—
Total potential shares outstanding	57,277	55,406	57,128	55,326
Diluted EPS	$0.09	$(0.34)	$0.28	$(0.40)

Equity awards excluded as the impact was anti-dilutive (1)	990	4,224	1,016	4,282
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales
Nonqualified stock options	$318	$347	$636	$686
Research and development
Nonqualified stock options	276	262	555	547
Selling, general and administrative
Nonqualified stock options	814	1,724	2,441	3,429
Performance-based restricted stock units	972	833	1,703	1,145
Restricted stock units	385	31	740	31
Cash-settled share-based awards ("Liability Awards")	372	231	657	367
Total selling, general and administrative	2,543	2,819	5,541	4,972

Stock-based compensation expense before taxes	$3,137	$3,428	$6,732	$6,205

Nonqualified Stock Options

During the six-month periods ended June 30, 2021 and 2020, we granted stock options representing 125,850 and 216,494 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

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

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of June 30, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $19.9 million, which was expected to be recognized over a weighted average period of 2.4 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2021 and 2020, we granted performance stock units to certain of our executive officers which, as amended, represent up to 128,883 and 127,060 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of June 30, 2021, the total remaining unrecognized compensation cost related to stock-settled performance stock units was approximately $6.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the six-month periods ended June 30, 2021 and 2020, we granted liability awards to our Chief Executive Officer with total target cash incentives of $1.0 million and $1.0 million, respectively. These awards entitle him to a target cash payment based upon attaining targeted levels of FCF and rTSR, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. As of June 30, 2021, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $2.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

During the three-month periods ended June 30, 2021 and 2020, we granted restricted stock units to our non-employee directors representing 26,226 and 33,504 shares of our common stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of June 30, 2021, the total remaining unrecognized compensation cost related to restricted stock units was approximately $1.6 million, which will be recognized over a weighted average period of 1.0 year.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales
Cardiovascular	$272,292	$212,177	$513,298	$447,721
Endoscopy	8,033	6,194	15,940	14,175
Total net sales	280,325	218,371	529,238	461,896

Operating Income (Loss)
Cardiovascular	6,777	(20,462)	18,978	(18,960)
Endoscopy	2,118	1,467	4,111	1,327
Total operating income (loss)	8,895	(18,995)	23,089	(17,633)

Total other expense - net	(2,030)	(3,305)	(3,530)	(6,659)
Income tax expense (benefit)	1,949	(3,242)	3,685	(2,080)

Net income (loss)	$4,916	$(19,058)	$15,874	$(22,212)

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(2,840)	$—	$(2,840)	$—
Foreign currency contract assets, current and long-term (2)	$2,925	$—	$2,925	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,847)	$—	$(4,847)	$—
Contingent consideration liabilities	$(57,477)	$—	$—	$(57,477)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(4,358)	$—	$(4,358)	$—
Foreign currency contract assets, current and long-term (2)	$3,078	$—	$3,078	$—
Foreign currency contract liabilities, current and long-term (3)	$(8,267)	$—	$(8,267)	$—
Contingent consideration liabilities	$(55,750)	$—	$—	$(55,750)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$55,754	$68,869	$55,750	$76,709
Contingent consideration expense	1,805	343	2,207	5,240
Contingent payments made	(86)	(107)	(489)	(12,861)
Effect of foreign exchange	4	(5)	9	12
Ending balance	$57,477	$69,100	$57,477	$69,100

As of June 30, 2021, approximately $20.5 million in contingent consideration liability was included in other long-term obligations and approximately $37.0 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2020, approximately $36.9 million in contingent consideration liability was included in other long-term obligations and approximately $18.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair value at
	June 30,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$3,529	Discounted cash flow	Discount rate	14% - 16%	15.3%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$50,048	Monte Carlo simulation	Discount rate	10% - 14%	10.3%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$3,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	80%
			Projected year of payment	2024

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$4,545	Discounted cash flow	Discount rate	12% - 15%	13.5%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$46,305	Monte Carlo simulation	Discount rate	7.5% - 12%	9.0%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$4,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	100%
			Projected year of payment	2021-2024	2022
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the six-month period ended June 30, 2020, we made contingent payments of approximately $800,000 to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the six-month period ended June 30, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

Fair Value of Other Assets (Liabilities)

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

Impairment Charges

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, right-of-use operating lease assets, equity investments, intangible assets and goodwill in connection with impairment evaluations. Such assets are reported at carrying value and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is generally determined based on discounted future cash flow. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

Intangible Assets. During the three-month periods ended June 30, 2021 and 2020, we had losses related to acquired intangible assets of $1.6 and $2.4 million, respectively (see Note 6).

Right of Use Operating Lease Assets. During the three-month periods ended June 30, 2021 and 2020, we identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses in the three-month periods ended June 30, 2021 and 2020 of approximately $1.4 million and $1.5 million, respectively, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses in both periods were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease assets and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify lessees, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the properties. The ROU operating lease asset impairment losses in both 2021 and 2020 pertained to our cardiovascular segment.

Equity Investments and Purchase Options. During the three and six-month periods ended June 30, 2021, we had no losses related to equity investments and purchase options. During the six-month period ended June 30, 2020 we recorded a charge of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise our option to purchase the company. The write-off of this purchase option pertained to our cardiovascular segment. Our equity investments in privately held companies, including options to acquire these companies, were approximately $12.0 million and $12.0 million as of June 30, 2021 and December 31, 2020, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the company in which we have invested. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Property and Equipment. During the three and six-month periods ended June 30, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment. During the six-month period ended June 30, 2020, we recorded losses of $359,000 based on restructuring activities associated with changes to our distribution agreement with NinePoint Medical, Inc. (“NinePoint”), which pertained to our endoscopy segment.

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were approximately $1.9 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we had an allowance for current expected credit losses of approximately $1.1 million associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. During the three and six-month periods ended June 30, 2021 and 2020, respectively, we adjusted the probability of default for all notes receivable due to changes in current macroeconomic conditions and our expectations of collectability as a result of the COVID-19 pandemic. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$932	$670	$730	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	—	—	575
Provision for credit loss expense	175	87	377	182
Ending balance	$1,107	$757	$1,107	$757

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of March 31, 2021	$(4,743)	$(2,439)	$(7,182)

Other comprehensive income (loss)	(716)	1,800	1,084
Income taxes	(248)	(203)	(451)
Reclassifications to:
Revenue	1,572		1,572
Cost of sales	(304)		(304)
Interest expense	447		447
Net other comprehensive income (loss)	751	1,597	2,348

Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of March 31, 2020	$(5,115)	$(9,644)	$(14,759)

Other comprehensive income (loss)	(541)	2,524	1,983
Income taxes	26	(3)	23
Reclassifications to:
Revenue	(431)		(431)
Cost of sales	606		606
Interest expense	265		265
Net other comprehensive income (loss)	(75)	2,521	2,446

Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	522	(2,662)	(2,140)
Income taxes	(972)	332	(640)
Reclassifications to:
Revenue	3,172		3,172
Cost of sales	(654)		(654)
Interest expense	880		880
Net other comprehensive income (loss)	2,948	(2,330)	618

Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2019	$218	$(5,512)	$(5,294)

Other comprehensive loss	(7,498)	(1,601)	(9,099)
Income taxes	1,875	(10)	1,865
Reclassifications to:
Revenue	(509)		(509)
Cost of sales	710		710
Interest expense	14		14
Net other comprehensive loss	(5,408)	(1,611)	(7,019)

Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2020 Annual Report on Form 10-K.

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

For the three-month period ended June 30, 2021, we reported sales of approximately $280.3 million, up approximately $62.0 million or 28.4%, compared to sales for the three-month period ended June 30, 2020 of approximately $218.4 million. For the six-month period ended June 30, 2021, we reported sales of approximately $529.2 million, up approximately $67.3 million or 14.6%, compared to sales for the six-month period ended June 30, 2020 of approximately $461.9 million. For the three and six-month periods ended June 30, 2021, our net sales benefitted approximately $6.2 million and $10.0 million, respectively, from foreign currency fluctuations (net of hedging) assuming applicable foreign exchange rates in effect during the comparable prior-year period.

Gross profit as a percentage of sales increased to 44.3% for the three-month period ended June 30, 2021 compared to 38.6% for the three-month period ended June 30, 2020. Gross profit as a percentage of sales increased to 44.6% for the six-month period ended June 30, 2021 compared to 40.7% for the six-month period ended June 30, 2020.

Net income for the three-month period ended June 30, 2021 was approximately $4.9 million, or $0.09 per share, compared to net loss of approximately ($19.1) million, or ($0.34) per share, for the three-month period ended June 30, 2020. Net income for the six-month period ended June 30, 2021 was approximately $15.9 million, or $0.28 per share, compared to net loss of approximately ($22.2) million, or ($0.40) per share, for the six-month period ended June 30, 2020.

Recent Developments and Trends and Impact of the COVID-19 Pandemic

As discussed in our 2020 Annual Report on Form 10-K, the COVID-19 pandemic has adversely affected the global economy and our business. Since early 2020, we have experienced, and may continue to experience, significant volatility in the demand for our products based on the rates of COVID-19 cases, the emergence of new strains or variants of COVID-19, the availability and acceptance of COVID-19 vaccinations, changes to government policies and other consequences of the COVID-19 pandemic. Rapidly changing economic conditions have created and may continue to create global supply chain challenges. We believe we have responded effectively to these challenges; however, they may continue to impact the methods we use to fulfill customer orders and the availability of certain raw materials in future periods. The full impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and scope of the COVID-19 pandemic and efforts to address the pandemic, including the distribution and utilization of vaccines, all of which are uncertain and cannot be predicted.

In addition to the trends identified in the 2020 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2021 has been impacted, and we believe will continue to be impacted, by the following recent events and trends:

●	We have made progress on our Foundations for Growth program, including the following:
o	SKU rationalization, product line transfers, and manufacturing initiatives,
o	support function initiatives including corporate communications, finance and IT,
o	implementation of a new global bonus program to increase alignment throughout the company,
o	strengthening our senior leadership team and organizational reporting relationships, and
o	commercial and marketing excellence initiatives, which are expected to begin shortly.

●	In the three months ended June 30, 2021, we saw measured improvements in the operating environment, particularly in the U.S., where we saw more willingness and receptivity from hospital customers to evaluate new product offerings in recent months.

●	Internationally, we experienced overall improvement in sales trends during the three months ended June 30, 2021, with notable variation in the pace of recovery across regions of the world, including wide variation within certain geographic regions.

●	During the three months ended June 30, 2021, we saw continued progress of our Wrapsody ArterioVenous (AV) Access Efficacy Pivotal Study (the “WAVE Study”) of the WRAPSODY™ Endovascular Stent Graft, an investigational device being studied for the treatment of stenosis or occlusion within dialysis outflow circuits. We have identified more than 40 clinical sites for the WAVE study.

●	As of June 30, 2021, we had cash on hand of approximately $69.7 million and net available borrowing capacity of approximately $444 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Gross profit	44.3	38.6	44.6	40.7
Selling, general and administrative expenses	32.7	30.6	32.6	31.5
Research and development expenses	6.3	6.4	6.4	6.3
Legal settlement	—	8.3	—	3.9
Impairment charges	1.5	1.8	0.8	1.7
Contingent consideration expense	0.6	0.2	0.4	1.1
Income (loss) from operations	3.2	(8.7)	4.4	(3.8)
Other expense — net	(0.7)	(1.5)	(0.7)	(1.4)
Income (loss) before income taxes	2.4	(10.2)	3.7	(5.3)
Net income (loss)	1.8	(8.7)	3.0	(4.8)

Sales

Sales for the three-month period ended June 30, 2021 increased by 28.4%, or approximately $62.0 million, compared to the corresponding period in 2020. Sales for the six-month period ended June 30, 2021 increased by 14.6%, or approximately $67.3 million, compared to the corresponding period in 2020. The increase in sales relative to the prior-

year period was due, in-part, to an improved operating environment in 2021 and lower rates of COVID-19 incidence and COVID-19 related shutdowns in 2021. Listed below are the sales by product category within each of our financial reporting segments for the three and six-month periods ended June 30, 2021 and 2020 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2021	2020	% Change	2021	2020
Cardiovascular
Peripheral Intervention	45.4%	$105,600	$72,635	24.3%	$198,514	$159,710
Cardiac Intervention	29.8%	85,653	66,005	15.7%	160,390	138,596
Custom Procedural Solutions	7.3%	48,636	45,319	1.2%	94,057	92,940
OEM	14.8%	32,403	28,218	6.8%	60,337	56,475
Total	28.3%	272,292	212,177	14.6%	513,298	447,721

Endoscopy
Endoscopy devices	29.7%	8,033	6,194	12.5%	15,940	14,175

Total	28.4%	$280,325	$218,371	14.6%	$529,238	$461,896

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2021 were approximately $272.3 million, up 28.3% when compared to the corresponding period of 2020 of approximately $212.2 million. Sales for the three-month period ended June 30, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by approximately $33.0 million, or 45.4%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, biopsy, drainage and embolotherapy products, with growth throughout the product category.
(b)	Cardiac intervention products, which increased by approximately $19.6 million, or 29.8%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management (including our Medallion® Syringes, which have seen increased demand due to COVID-19 vaccination efforts) and angiography products, with growth throughout the product category.
(c)	OEM products, which increased by approximately $4.2 million, or 14.8%, from the corresponding period of 2020. This increase was driven primarily by sales of our EP/CRM and angiography products.
(d)	Custom procedural solutions products, which increased by approximately $3.3 million, or 7.3%, from the corresponding period of 2020. This increase was driven primarily by sales of our kits and trays and offset partially by a decrease in sales of our critical care products, including a ($4.1) million decrease in CulturaTM nasopharyngeal swab and test kit sales.

Our cardiovascular sales for the six-month period ended June 30, 2021 were approximately $513.3 million, up 14.6% when compared to the corresponding period of 2020 of approximately $447.7 million. Sales for the six-month period ended June 30, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by approximately $38.8 million, or 24.3%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, embolotherapy, biopsy, drainage, and intervention products, with growth throughout the product category.
(b)	Cardiac intervention products, which increased by approximately $21.8 million, or 15.7%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management, cardiac rhythm management/electrophysiology (“CRM/EP”), and angiography products, with growth throughout the product category.

(c)	OEM products, which increased by approximately $3.9 million, or 6.8%, from the corresponding period of 2020. This increase was driven primarily by sales of our EP/CRM and angiography products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2021 were approximately $8.0 million, up 29.7%, when compared to sales in the corresponding period of 2020 of approximately $6.2 million. Our endoscopy sales for the six-month period ended June 30, 2021 were approximately $15.9 million, up 12.5%, when compared to sales in the corresponding period of 2020 of approximately $14.2 million. Sales for the three and six-month periods ended June 30, 2021 were favorably affected by increased sales of our Elation® Balloon Dilator, our EndoMAXX® fully covered esophageal stent and other stents.

Geographic Sales

Sales trends for the three and six-month periods ended June 30, 2021, and 2020 were significantly influenced by the incidence and timing of COVID-19 infections and the associated governmental and patient responses, which varied between countries and regions in both the current and prior-year periods. Listed below are sales by geography for the three and six-month periods ended June 30, 2021 and 2020 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2021	2020	% Change	2021	2020
United States	34.4%	$158,771	$118,140	15.8%	$300,143	$259,196
International	21.3%	121,554	100,231	13.0%	229,095	202,700
Total	28.4%	$280,325	$218,371	14.6%	$529,238	$461,896

United States Sales. U.S. sales for the three-month period ended June 30, 2021 were approximately $158.8 million, or 56.6% of net sales, up 34.4% when compared to the corresponding period of 2020. U.S. sales for the six-month period ended June 30, 2021 were approximately $300.1 million, or 56.7% of net sales, up 15.8% when compared to the corresponding period of 2020. The increase in our domestic sales was driven primarily by our U.S. direct business.

International Sales. International sales for the three-month period ended June 30, 2021 were approximately $121.6 million, or 43.4% of net sales, up 21.3% when compared to the corresponding period of 2020 of approximately $100.2 million. The increase in our international sales for the second quarter of 2021 compared to the second quarter of 2020 included increased sales in EMEA of $12.8 million or 31.9%, increased sales in APAC of $6.4 million or 11.7%, and increased sales in the rest of the world (“ROW”) of $2.1 million of 40.8%.

International sales for the six-month period ended June 30, 2021 were approximately $229.1 million, or 43.3% of net sales, up 13.0% when compared to the corresponding period of 2020 of approximately $202.7 million. The increase in our international sales for the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020 included increased sales in APAC of $15.2 million or 15.5%, in EMEA of $9.9 million or 10.8%, and in ROW of $1.3 million or 10.1%.

Gross Profit

Our gross profit as a percentage of sales increased to 44.3% for the three-month period ended June 30, 2021, compared to 38.6% for the three-month period ended June 30, 2020. The increase in gross profit percentage was primarily due to lower amortization expense (as certain intangibles from prior acquisitions became fully amortized), decreased obsolescence expense as a percentage of sales, changes in product mix, and improvements in manufacturing variances from operational efficiencies and increased production volume.

Our gross profit as a percentage of sales increased to 44.6% for the six-month period ended June 30, 2021, compared to 40.7% for the six-month period ended June 30, 2020. The increase in gross profit percentage was primarily due to lower amortization expense (as certain intangibles from prior acquisitions became fully amortized), decreased obsolescence expense as a percentage of sales, and changes in product mix.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $24.8 million, or 37.1%, for the three-month period ended June 30, 2021 compared to the corresponding period of 2020. As a percentage of sales, SG&A expenses were 32.7% for the three-month period ended June 30, 2021, compared to 30.6% for the corresponding period of 2020. For the three-month period ended June 30, 2021 compared to the corresponding period of 2020, labor related costs increased due to higher commissions and bonus expense in the current-year period and temporary salary cuts and furloughs in the prior-year period. We incurred $7.3 million of corporate transformation and restructuring costs, including consulting charges, during the three-month period ended June 30, 2021 in connection with our Foundations for Growth program, compared to restructuring costs of $1.7 million for the three-month period ended June 30, 2020. We also accrued $6.1 million of contract termination costs in SG&A during the three-month period ended June 30, 2021 to renegotiate certain terms of an acquisition agreement

SG&A expenses increased approximately $27.0 million, or 18.6%, for the six-month period ended June 30, 2021 compared to the corresponding period of 2020. As a percentage of sales, SG&A expenses were 32.6% for the six-month period ended June 30, 2021, compared to 31.5% for the corresponding period of 2020. For the six-month period ended June 30, 2021, compared to the corresponding period of 2020, labor related costs increased due to higher commissions and bonus expense in the current-year period and temporary salary cuts and furloughs in the prior-year period. We incurred $12.8 million of corporate transformation and restructuring costs, including consulting charges, during the six-month period ended June 30, 2021 in connection with our Foundations for Growth program, compared to restructuring costs of $3.5 million for the six-month period ended June 30, 2020. We also accrued $6.1 million of contract termination costs in SG&A during the six-month period ended June 30, 2021 to renegotiate certain terms of an acquisition agreement

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended June 30, 2021 were approximately $17.6 million, up 25.4%, when compared to R&D expenses in the corresponding period of 2020 of approximately $14.0 million. R&D expenses for the six-month period ended June 30, 2021 were approximately $33.9 million, up 17.2%, when compared to R&D expenses in the corresponding period of 2020 of approximately $28.9 million. The increase in R&D expenses for the three and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020 was largely due to increased clinical expenses for certain R&D projects (including the WAVE study), increased compensation expense due to temporary salary cuts and furloughs in the prior-year periods, and higher expenses related to implementation of the Medical Device Regulation in the European Union.

Legal Settlement. We recorded a settlement in the first six months of 2020 of $18.2 million in connection with an agreement in principle with the Department of Justice (“DOJ”) to fully resolve the DOJ’s investigation of certain marketing and promotional practices.

Impairment Charges. For the three and six-month periods ended June 30, 2021, we recorded impairment charges of approximately $4.3 million and $4.3 million, respectively. These impairments included $1.6 million of intangible assets and $1.3 million of property and equipment due to the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, and $1.4 million of impairments of certain right-of-use “ROU” operating lease assets due to site consolidation decisions and changes in our projected cash flows for the underlying assets.

For the three and six-month periods ended June 30, 2020 we recorded impairment charges of approximately $3.9 million and $7.7 million, respectively. These impairments included a $3.5 million write-off in the first quarter of 2020 of our purchase option to acquire Bluegrass Vascular due to our decision not to exercise the option, $0.4 million impairment in the first quarter of 2020 of property and equipment related to our distribution agreement with NinePoint, $2.4 million impairment in the second quarter of 2020 of the customer list intangible asset from our ITL acquisition, and $1.5 million impairment in the second quarter of 2020 of a certain ROU operating lease asset associated with site consolidation decisions and changes in our projected cash flows for the underlying asset.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2021, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of approximately $1.8 million and $2.2 million, respectively, compared to contingent consideration expense of $0.3 million and $5.2 million for the three and six-month periods ended June 30, 2020. Expense in each period relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Income (Loss)
Cardiovascular	$6,777	$(20,462)	$18,978	$(18,960)
Endoscopy	2,118	1,467	4,111	1,327
Total operating income (loss)	$8,895	$(18,995)	$23,089	$(17,633)

Cardiovascular Operating Income (Loss). Our cardiovascular operating income for the three-month period ended June 30, 2021 was approximately $6.8 million, compared to cardiovascular operating loss in the corresponding period of 2020 of approximately ($20.5) million. The increase in cardiovascular operating income during the three-month period ended June 30, 2021 compared to the corresponding period of 2020 was primarily a result of higher sales ($272.3 million compared to $212.2 million), higher gross margin, and the $18.2 million legal settlement expense related to the DOJ inquiry recorded in the prior-year period, partially offset by increased SG&A and R&D expenses and higher contingent consideration expense.

Our cardiovascular operating income for the six-month period ended June 30, 2021 was approximately $19.0 million, compared to cardiovascular operating loss in the corresponding period of 2020 of approximately ($19.0) million. The increase in cardiovascular operating income during the six-month period ended June 30, 2021 compared to the corresponding period of 2020 was primarily a result of higher sales ($513.3 million compared to $447.7 million), higher gross margin, lower contingent consideration expense, lower impairment expense ($4.3 million for the six-month period ended June 30, 2021 compared to $7.3 million for the six month period ended June 30, 2020) and the $18.2 million legal settlement expense related to the DOJ inquiry recorded in the prior-year period, partially offset by increased SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2021 was approximately $2.1 million, compared to endoscopy operating income of approximately $1.5 million for the corresponding period of 2020. This increase in endoscopy operating income was primarily a result of higher sales, partially offset by increased operating expenses (due in part to temporary salary reductions and furloughs during the three-month period ended June 30, 2020).

Our endoscopy operating income for the six-month period ended June 30, 2021 was approximately $4.1 million, compared to endoscopy operating income of approximately $1.3 million for the corresponding period of 2020. This increase in endoscopy operating income was primarily a result of higher sales, improved gross margins (largely a result of the write-off of inventory related to the suspension of our distribution agreement with NinePoint in the first quarter of 2020, which did not repeat in the first quarter of 2021), decreased impairment expense (none in the six-month period ended June 30, 2021 compared to approximately $0.4 million in the six-month period ended June 30, 2020) and decreased operating expenses (primarily related to travel and advertising).

Other Expense

Our other expense for the three-month periods ended June 30, 2021 and 2020 was approximately ($2.0) million and ($3.3) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance.

Our other expense for the six-month periods ended June 30, 2021 and 2020 was approximately ($3.5) million and ($6.7) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance, as well as an increase in interest income due to partial recoveries of loan interest from NinePoint which had previously been written off.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2021 and 2020 was a tax expense (benefit) of approximately $1.9 million and ($3.2) million, respectively, which resulted in an effective tax rate of 28.4% and 14.5%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2021 and 2020 was a tax expense (benefit) of approximately $3.7 million and ($2.1) million, respectively, which resulted in an effective tax rate of 18.8% and 8.6%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and six-month periods ended June 30, 2021, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 period, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI inclusions, state income taxes, foreign taxes, other non-deductible permanent items, and discrete items (such as share-based compensation).

Net Income (Loss)

Our net income (loss) for the three-month periods ended June 30, 2021 and 2020 was approximately $4.9 million and ($19.1) million, respectively. This increase in our net income for the three-month period ended June 30, 2021 was the result of several factors, including increased sales and improved gross margins, the $18.2 million legal settlement related to the DOJ inquiry recorded in the prior-year period and lower interest expense, partially offset by increased SG&A expenses, which included $6.1 million of contract termination costs, increased R&D expenses and higher contingent consideration expense ($1.8 million compared to $0.3 million).

Our net income (loss) for the six-month periods ended June 30, 2021 and 2020 was approximately $15.9 million and ($22.2) million, respectively. This increase in our net income for the six-month period ended June 30, 2021 was the result of several factors, including increased sales and improved gross margins, the $18.2 million legal settlement related to the DOJ inquiry recorded in the prior-year period, lower impairment expense ($4.3 million compared to $7.7 million), lower contingent consideration expense ($2.2 million compared to $5.2 million) and lower interest expense, partially offset by increased SG&A expenses, which included $6.1 million of contract termination costs, and increased R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2021 and December 31, 2020, our current assets exceeded current liabilities by $239.2 million and $244.7 million, respectively, and we had cash and cash equivalents of approximately $69.7 million and $56.9 million, respectively, of which approximately $64.2 million and $42.3 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of approximately $34.9 million and $15.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $76.4 million and $73.2 million during the six-month periods ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities increased approximately $3.2 million for the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020. Significant factors affecting operating cash flows during these periods included:

●	Net income (loss) was approximately $15.9 million and ($22.2) million for the six-month periods ended June 30, 2021 and 2020, respectively.
●	Cash provided by (used for) accounts receivable was approximately ($7.8) million and $15.3 million for the six-month periods ended June 30, 2021 and 2020, respectively, due primarily to increased sales volume during the six-month period ended June 30, 2021 compared to the corresponding period of 2020.
●	Cash provided by accrued expenses was approximately $9.2 million and $19.7 million for the six-month periods ended June 30, 2021 and 2020, respectively. Cash provided by accrued expenses in 2021 was due primarily to an increase in compensation-related accruals and an increase in accrued incentives from improved sales levels during the six-month period ended June 30, 2021, and in 2020 was due primarily to accruals associated with the DOJ legal settlement of $18.2 million.

Cash flows used in investing activities. We used cash in investing activities of approximately $15.3 million and $27.4 million for the six-month periods ended June 30, 2021 and 2020, respectively. We used cash for capital expenditures of property and equipment of approximately $12.8 million and $25.8 million in the six-month periods ended June 30, 2021 and 2020, respectively. Capital expenditures in each period were primarily related to investment in facilities and property and equipment to support development and production of our products, and in 2020, these investments included construction of a new manufacturing and research and development facility in South Jordan, Utah completed in early 2020. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $40 million in 2021 for buildings, property and equipment.

Cash outflows invested in acquisitions for the six-month period ended June 30, 2021 were approximately $1.8 million and were primarily related to our settlement of the first deferred payment for our acquisition of KA Medical completed in November 2020.

Cash flows used in financing activities. Cash used in financing activities for the six-month periods ended June 30, 2021 and 2020 was approximately $48.1 million and $39.2 million, respectively. We decreased our net borrowings by approximately $58.9 and $29.1 million for the six-month periods ended June 30, 2021 and 2021, respectively, by paying down our debt. In 2020, we completed payment of contingent consideration of $12.9 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical, Inc.

As of June 30, 2021, we had outstanding borrowings of approximately $293 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $444 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2021 was a fixed rate of 2.12% on $175 million as a result of an interest rate swap and a variable floating rate of 1.15% on $117.7 million. After the expiration of our August 5, 2016 interest rate swap on July 6, 2021, the portion of our debt with a fixed interest rate decreased to $75 million, with the fixed rate increasing to 2.71% (see Note 9 to our Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this report). Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are reported in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of the 2020 Annual Report on Form 10-K. In the three and six-month periods ended June 30, 2021, there were no material changes from the information provided therein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three and six-month periods ended June 30, 2021, there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2020 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2020 Annual Report on Form 10-K. In the three and six-month periods ended June 30, 2021, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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
10.1

Form of Restricted Stock Unit Award Agreement, dated June 17, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Jill D. Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, James T. Hogan, Thomas J. Gunderson, F. Ann Millner, and Lynne N. Ward. †

10.2	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021†
10.3	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: August 6, 2021	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 6, 2021	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer