Form 10-Q
period 2021-09-30
MERIT MEDICAL SYSTEMS INC
filed 2021-11-05
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 4, 2021
Common Stock, no par	56,458,464

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2021	2020
	(unaudited)
Current assets:
Cash and cash equivalents	$68,904	$56,916
Trade receivables — net of allowance for credit losses — 2021 — $6,444 and 2020 — $5,313	150,780	146,641
Other receivables	10,659	7,774
Inventories	208,081	198,019
Prepaid expenses and other current assets	18,778	13,120
Prepaid income taxes	3,679	3,688
Income tax refund receivables	2,561	3,549
Total current assets	463,442	429,707

Property and equipment:
Land and land improvements	25,394	28,400
Buildings	190,335	188,878
Manufacturing equipment	275,155	268,894
Furniture and fixtures	62,445	61,586
Leasehold improvements	45,750	48,800
Construction-in-progress	51,756	46,889
Total property and equipment	650,835	643,447
Less accumulated depreciation	(277,379)	(260,719)
Property and equipment — net	373,456	382,728

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization —2021 — $223,814 and 2020 — $193,164	287,117	318,059
Other — net of accumulated amortization — 2021 — $63,030 and 2020 — $56,943	43,820	49,856
Goodwill	362,000	363,533
Deferred income tax assets	4,581	4,597
Right-of-use operating lease assets	68,078	78,240
Other assets	40,672	37,676
Total other assets	806,268	851,961

Total assets	$1,643,166	$1,664,396

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020
	(unaudited)
Current liabilities:
Trade payables	$51,077	$49,837
Accrued expenses	141,929	111,944
Current portion of long-term debt	7,500	7,500
Short-term operating lease liabilities	11,119	12,903
Income taxes payable	1,850	2,820
Total current liabilities	213,475	185,004

Long-term debt	271,181	343,722
Deferred income tax liabilities	33,238	33,312
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,016	1,016
Deferred compensation payable	17,414	16,808
Deferred credits	1,842	1,923
Long-term operating lease liabilities	63,505	70,941
Other long-term obligations	27,772	52,748
Total liabilities	629,790	705,821

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued	—	—
Common stock, no par value; shares authorized — 2021 and 2020 - 100,000; issued and outstanding as of September 30, 2021 - 56,452 and December 31, 2020 - 55,623	633,948	606,224
Retained earnings	385,644	357,803
Accumulated other comprehensive loss	(6,216)	(5,452)
Total stockholders’ equity	1,013,376	958,575

Total liabilities and stockholders’ equity	$1,643,166	$1,664,396

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$267,021	$243,975	$796,259	$705,871
Cost of sales	146,527	141,961	439,732	415,857
Gross profit	120,494	102,014	356,527	290,014

Operating expenses:
Selling, general and administrative	86,474	72,215	259,061	217,790
Research and development	16,974	13,506	50,841	42,404
Legal settlement	—	—	—	18,200
Impairment charges	—	20,585	4,283	28,305
Contingent consideration expense (benefit)	1,115	(4,356)	3,322	884
Total operating expenses	104,563	101,950	317,507	307,583

Income (loss) from operations	15,931	64	39,020	(17,569)

Other income (expense):
Interest income	104	67	668	234
Interest expense	(1,233)	(2,197)	(4,156)	(8,056)
Other expense — net	(625)	(118)	(1,796)	(1,085)
Total other expense — net	(1,754)	(2,248)	(5,284)	(8,907)

Income (loss) before income taxes	14,177	(2,184)	33,736	(26,476)

Income tax expense (benefit)	2,210	825	5,895	(1,255)

Net income (loss)	$11,967	$(3,009)	$27,841	$(25,221)

Earnings (loss) per common share
Basic	$0.21	$(0.05)	$0.50	$(0.46)
Diluted	$0.21	$(0.05)	$0.49	$(0.46)

Weighted average shares outstanding
Basic	56,302	55,505	56,033	55,386
Diluted	57,549	55,505	57,274	55,386

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$11,967	$(3,009)	$27,841	$(25,221)
Other comprehensive income (loss):
Cash flow hedges	1,522	(592)	5,442	(7,875)
Income tax benefit (expense)	(377)	152	(1,349)	2,027
Foreign currency translation adjustment	(2,873)	3,545	(5,535)	1,944
Income tax benefit (expense)	346	(117)	678	(127)
Total other comprehensive income (loss)	(1,382)	2,988	(764)	(4,031)
Total comprehensive income (loss)	$10,585	$(21)	$27,077	$(29,252)

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2021	55,623	$606,224	$357,803	$(5,452)	$958,575
Net income			10,958		10,958
Other comprehensive loss				(1,730)	(1,730)
Stock-based compensation expense		3,310			3,310
Options exercised	291	5,897			5,897
Issuance of common stock under Employee Stock Purchase Plan	5	263			263
Shares issued from time-vested restricted stock units	25	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(9)	(488)			(488)
Shares surrendered in exchange for exercise of stock options	(2)	(93)			(93)
Balance — March 31, 2021	55,933	615,113	368,761	(7,182)	976,692
Net income			4,916		4,916
Other comprehensive income				2,348	2,348
Stock-based compensation expense		2,765			2,765
Options exercised	253	5,455			5,455
Issuance of common stock under Employee Stock Purchase Plan	4	258			258
Shares issued from time-vested restricted stock units	34	—			—
Balance — June 30, 2021	56,224	623,591	373,677	(4,834)	992,434
Net income			11,967		11,967
Other comprehensive loss				(1,382)	(1,382)
Stock-based compensation expense		4,411			4,411
Options exercised	225	5,806			5,806
Issuance of common stock under Employee Stock Purchase Plan	5	314			314
Shares surrendered in exchange for payment of payroll tax liabilities	(1)	(88)			(88)
Shares surrendered in exchange for exercise of stock options	(1)	(86)			(86)
Balance — September 30, 2021	56,452	$633,948	$385,644	$(6,216)	$1,013,376

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2020	55,213	$587,017	$368,221	$(5,294)	$949,944
Net loss			(3,154)		(3,154)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses			(575)		(575)
Other comprehensive loss				(9,465)	(9,465)
Stock-based compensation expense		2,641			2,641
Options exercised	174	2,369			2,369
Issuance of common stock under Employee Stock Purchase Plan	13	371			371
Shares surrendered in exchange for payment of payroll tax liabilities	(23)	(866)			(866)
Shares surrendered in exchange for exercise of stock options	(39)	(1,467)			(1,467)
Balance — March 31, 2020	55,338	590,065	364,492	(14,759)	939,798
Net loss			(19,058)		(19,058)
Other comprehensive income				2,446	2,446
Stock-based compensation expense		3,197			3,197
Options exercised	138	2,229			2,229
Issuance of common stock under Employee Stock Purchase Plan	5	235			235
Balance — June 30, 2020	55,481	595,726	345,434	(12,313)	928,847
Net loss			(3,009)		(3,009)
Other comprehensive income				2,988	2,988
Stock-based compensation expense		3,794			3,794
Options exercised	50	950			950
Issuance of common stock under Employee Stock Purchase Plan	7	267			267
Balance — September 30, 2020	55,538	$600,737	$342,425	$(9,325)	$933,837

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,841	$(25,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,173	70,458
Gain on sale of business	—	(508)
Loss on sales and/or abandonment of property and equipment	630	1,303
Write-off of certain intangible assets and other long-term assets	4,412	28,409
Amortization of right-of-use operating lease assets	8,941	9,522
Fair value adjustments to contingent consideration	3,322	884
Amortization of deferred credits	(81)	(103)
Amortization of long-term debt issuance costs	453	453
Stock-based compensation expense	11,589	10,268
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(6,180)	13,049
Other receivables	(3,173)	1,170
Inventories	(11,180)	15,668
Prepaid expenses and other current assets	(6,251)	(3,929)
Prepaid income taxes	—	(35)
Income tax refund receivables	960	(8,666)
Other assets	(3,638)	(1,088)
Trade payables	1,181	(2,682)
Accrued expenses	19,575	22,591
Income taxes payable	(1,600)	1,079
Deferred compensation payable	606	541
Operating lease liabilities	(9,365)	(9,398)
Other long-term obligations	201	4,590
Total adjustments	73,575	153,576
Net cash provided by operating activities	101,416	128,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(19,612)	(35,590)
Intangible assets	(2,121)	(2,499)
Proceeds from the sale of property and equipment	1,037	33
Proceeds from sale of business	—	1,285
Cash received for settlement of current note receivable	—	250
Cash paid in acquisitions, net of cash acquired	(1,858)	(260)
Net cash used in investing activities	$(22,554)	$(36,781)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$17,814	$4,954
Proceeds from issuance of long-term debt	73,251	46,051
Payments on long-term debt	(145,876)	(128,306)
Contingent payments related to acquisitions	(10,579)	(12,991)
Payment of taxes related to an exchange of common stock	(576)	(866)
Net cash used in financing activities	(65,966)	(91,158)
Effect of exchange rates on cash	(908)	(185)
Net increase in cash and cash equivalents	11,988	231

CASH AND CASH EQUIVALENTS:
Beginning of period	56,916	44,320
End of period	$68,904	$44,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $345 and $679, respectively)	$4,155	$8,138
Income taxes	6,166	6,449

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,842	$2,726
Current note receivable converted to equity investment	—	899
Proceeds from sale of business in other receivables	—	321
Merit common stock surrendered (3 and 39 shares, respectively) in exchange for exercise of stock options	179	1,467
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	827	7,285

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2021 and 2020 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2021 and December 31, 2020, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results for a full-year period. Percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of September 30, 2021, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$61,282	$39,777	$101,059	$55,014	$31,764	$86,778
Cardiac Intervention	30,562	49,251	79,813	28,661	40,428	69,089
Custom Procedural Solutions	27,895	21,540	49,435	32,048	24,381	56,429
OEM	25,025	4,372	29,397	20,293	3,824	24,117
Total	144,764	114,940	259,704	136,016	100,397	236,413

Endoscopy
Endoscopy devices	6,741	576	7,317	7,093	469	7,562

Total	$151,505	$115,516	$267,021	$143,109	$100,866	$243,975

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$181,383	$118,190	$299,573	$153,431	$93,057	$246,488
Cardiac Intervention	93,030	147,173	240,203	79,954	127,731	207,685
Custom Procedural Solutions	80,179	63,313	143,492	80,845	68,524	149,369
OEM	75,335	14,399	89,734	67,566	13,026	80,592
Total	429,927	343,075	773,002	381,796	302,338	684,134

Endoscopy
Endoscopy devices	21,721	1,536	23,257	20,509	1,228	21,737

Total	$451,648	$344,611	$796,259	$402,305	$303,566	$705,871

4.   Acquisitions. On November 6, 2020, we entered into a unit purchase agreement to acquire KA Medical, LLC (“KA Medical”). Subject to the terms and conditions of the unit purchase agreement, we paid $10.4 million in cash at closing, net of cash acquired, subject to adjustments for working capital and other matters, with additional deferred payments consisting of $1.5 million, which we paid during the three months ended June 30, 2021, and $2.5 million, which is payable no later than 12 months following the acquisition date. KA Medical developed the Micro PlugTM Set, a self-expanding nitinol vascular occlusion device, which is FDA-cleared in the US and CE marked in Europe. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and are not materially relevant to our financial statements.

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

We are amortizing the developed technology intangible asset acquired through KA Medical over 17 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma impact of the KA Medical acquisition was not significant to our financial results for the three and nine-month periods ended September 30, 2020. Operating results attributable to the KA Medical acquisition were included in our consolidated statements of income (loss) for the three and nine-month periods ended September 30, 2021.

5. Inventories. Inventories at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$115,396	$110,933
Work-in-process	33,299	19,308
Raw materials	59,386	67,778
Total inventories	$208,081	$198,019

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the nine-month period ended September 30, 2021 is detailed as follows (in thousands):

2021
Goodwill balance at January 1	$363,533
Effect of foreign exchange	(1,533)
Goodwill balance at September 30	$362,000

Total accumulated goodwill impairment losses aggregated to approximately $8.3 million as of September 30, 2021 and December 31, 2020. We did not have any goodwill impairments for the nine-month periods ended September 30, 2021 and 2020. The total goodwill balance as of September 30, 2021 and December 31, 2020 was related to our cardiovascular segment.

Other intangible assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$25,635	$(7,826)	$17,809
Distribution agreements	3,250	(2,469)	781
License agreements	12,678	(7,478)	5,200
Trademarks	30,252	(14,566)	15,686
Customer lists	35,035	(30,691)	4,344
Total	$106,850	$(63,030)	$43,820

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$23,669	$(6,460)	$17,209
Distribution agreements	3,250	(2,319)	931
License agreements	14,453	(6,647)	7,806
Trademarks	30,273	(12,414)	17,859
Customer lists	35,154	(29,103)	6,051
Total	$106,799	$(56,943)	$49,856

Aggregate amortization expense for the three and nine-month periods ended September 30, 2021 was approximately $12.4 million and $37.3 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2020 was approximately $14.4 million and $44.2 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the nine-month periods ended September 30, 2021 and 2020, we identified indicators of impairment associated with certain acquired intangible assets within the asset groups based on our qualitative assessment. The primary indicator of impairment was our planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc Limited (“ArraVasc”). We recorded an impairment charge for the remaining carrying value of ArraVasc intangible assets of approximately $1.6 million during the nine months ended September 30, 2021, all of which pertained to our cardiovascular segment.

We recorded total impairment charges associated with intangible assets in our cardiovascular segment for the three and nine-month periods ended September 30, 2020 of approximately $18.1 million and $20.5 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary factors driving impairment of certain intangible assets for the three and nine-month periods ended September 30, 2020 were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with the acquired technologies due in part to the economic impacts of the COVID-19 pandemic. The intangible impairment charges related to a write-off or reduction in value of intangible assets from our August 2017 acquisition of certain assets from Laurane Medical S.A.S, our license agreements with ArraVasc Limited, intangible assets from our May 2018 acquisition of certain assets from DirectACCESS Medical, LLC, in-process technology intangible assets of Sontina Medical LLC we acquired through our February 2018 acquisition of certain divested assets from Becton, Dickinson and Company, and a customer list intangible asset from our October 2017 acquisition of ITL Healthcare Pty Ltd (“ITL”).

See Note 14 for additional details regarding impairment charges recorded in the three and nine-month periods ended September 30, 2021 and 2020.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2021 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2021	$12,279
2022	48,158
2023	47,060
2024	44,126
2025	42,354

7.   Income Taxes. Our provision for income taxes for the three-month periods ended September 30, 2021 and 2020 was a tax expense of approximately $2.2 million and $0.8 million, respectively, which resulted in an effective tax rate of 15.6% and (37.7)%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2021 and 2020 was a tax expense (benefit) of approximately $5.9 million and ($1.3) million, respectively, which resulted in an effective tax rate of 17.5% and 4.7%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and nine-month periods ended September 30, 2021, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loans	$135,000	$140,625
Revolving credit loans	144,000	211,000
Less unamortized debt issuance costs	(319)	(403)
Total long-term debt	278,681	351,222
Less current portion	7,500	7,500
Long-term portion	$271,181	$343,722

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of September 30, 2021.

As of September 30, 2021, we had outstanding borrowings of $279 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $456 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.08% on $204 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of September 30, 2021, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2021	$1,875
2022	8,438
2023	11,250
2024	257,437
Total future minimum principal payments	$279,000

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

Interest Rate Risk. Our debt bears interest at variable interest rates. Therefore, we are subject to variability in the cash payable for interest expense. In order to mitigate a portion of the risk attributable to such variability, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Third Amended Credit Agreement that varies in accordance with changes in the benchmark interest rate.

Derivative Instruments Designated as Cash Flow Hedges

On August 5, 2016, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $175 million with Wells Fargo to fix the one-month LIBOR rate at 1.12%. The variable portion of the interest rate swap was tied to the one-month LIBOR rate (the benchmark interest rate). The interest rate swap expired on July 6, 2021.

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

On September 30, 2021 and December 31, 2020, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swap on September 30, 2021 was a liability of approximately $2.5 million, which was partially offset by approximately $0.6 million in deferred taxes. The fair value of our interest rate swaps on December 31, 2020 was a liability of $4.4 million, partially offset by approximately $1.1 million in deferred taxes.

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

We enter into approximately 150 cash flow foreign currency hedges every month. As of September 30, 2021 and December 31, 2020, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of approximately $124.0 million and $168.2 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 20 foreign currency fair value hedges every month. As of September 30, 2021 and December 31, 2020, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of approximately $92.1 million and $74.8 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2021 and December 31, 2020, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,237	$1,777
Foreign currency forward contracts	Other assets (long-term)	236	424

(Liabilities)
Interest rate swaps	Accrued expenses	—	(896)
Interest rate swaps	Other long-term obligations	(2,540)	(3,462)
Foreign currency forward contracts	Accrued expenses	(1,779)	(5,281)
Foreign currency forward contracts	Other long-term obligations	(260)	(866)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$966	$877

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,054)	(2,120)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2021	2020	Location in statements of income	2021	2020	2021	2020
Interest rate swaps	$(18)	$(30)	Interest expense	$(1,233)	$(2,197)	$(319)	$(425)
Foreign currency forward contracts	33	(1,324)	Revenue	267,021	243,975	(1,500)	157
			Cost of sales	(146,527)	(141,961)	312	(494)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income (Loss)		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2021	2020	Location in statements of income	2021	2020	2021	2020
Interest rate swaps	$619	$(6,256)	Interest expense	$(4,156)	$(8,056)	$(1,198)	$(439)
Foreign currency forward contracts	(83)	(2,596)	Revenue	796,259	705,871	(4,674)	666
			Cost of sales	(439,732)	(415,857)	966	(1,204)

As of September 30, 2021, approximately ($1.2) million, or ($0.9) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2021, approximately ($1.2) million, or ($0.9) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income (loss)	2021	2020	2021	2020
Foreign currency forward contracts	Other income (expense)	$39	$(1,294)	$(709)	$1,051

10.   Commitments and Contingencies.

Loan Commitment. On October 11, 2019, we acquired shares of stock in Selio Medical Limited (“Selio”) representing an ownership interest of approximately 19.5%, as well as an option to purchase all ordinary shares of Selio throughout a 45-day period commencing from the date Selio receives FDA 510(k) approval of a medical device it is currently developing, and an option to purchase all remaining shares of Selio on the third anniversary date of the agreement if we elect to purchase all ordinary shares. We have also made a loan of $250,000 to Selio and committed to provide additional loans of up to €2 million at a rate of 5% per annum until one year and 45 days have passed from the date Selio receives FDA Section 510(k) approval of a medical device it is currently developing. Additional loans made to Selio pursuant to our loan agreement, together with the initial advance and all other amounts owed to us by Selio, are secured by Selio’s assets.

Deed of Settlement. In August 2021, we finalized a deed of settlement and paid approximately $6 million of contract termination costs to renegotiate certain terms of our September 1, 2017 share purchase agreement with IntelliMedical Technologies Pty. Ltd. (“Intellimedical”) and terminate certain obligations, including the obligation to make potential future payments of AU$15 million (Australian dollars), pursuant to that agreement. These costs were accrued in selling, general and administrative expenses during the second quarter of 2021.

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

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of Europe, Middle East and Africa (“EMEA,”) and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. We intend to vigorously defend against the lawsuit. The proceeding has been stayed until February 2022, subject to the right of either party seeking to lift or extend the stay. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Legal costs for proceedings, legal actions and claims discussed, such as outside counsel fees and expenses, are charged to expense in the period(s) incurred.

11.   Earnings (Loss) Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the three and nine-month periods ended September 30, 2021 and 2020 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$11,967	$(3,009)	$27,841	$(25,221)
Average common shares outstanding	56,302	55,505	56,033	55,386
Basic EPS	$0.21	$(0.05)	$0.50	$(0.46)

Average common shares outstanding	56,302	55,505	56,033	55,386
Effect of dilutive stock awards	1,247	—	1,241	—
Total potential shares outstanding	57,549	55,505	57,274	55,386
Diluted EPS	$0.21	$(0.05)	$0.49	$(0.46)

Equity awards excluded as the impact was anti-dilutive (1)	419	4,044	815	4,202
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense (benefit) for the three and nine-month periods ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales
Nonqualified stock options	$383	$336	$1,019	$1,022
Research and development
Nonqualified stock options	355	304	910	851
Selling, general and administrative
Nonqualified stock options	2,071	1,948	4,512	5,377
Performance-based restricted stock units	1,193	842	2,896	1,987
Restricted stock units	409	363	1,149	395
Cash-settled performance-based share-based awards ("Liability Awards")	446	270	1,103	636
Total selling, general and administrative	4,119	3,423	9,660	8,395

Stock-based compensation expense before taxes	$4,857	$4,063	$11,589	$10,268

Nonqualified Stock Options

During the three and nine-month periods ended September 30, 2021, we granted stock options representing 530,500 and 656,350 shares of our common stock, respectively. During the three and nine-month periods ended September 30, 2020, we granted stock options representing 112,500 and 328,994 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
	2021	2020
Risk-free interest rate	0.5% - 0.7%	0.3% - 1.7%
Expected option term	4.0 years	4.0 - 5.0 years
Expected dividend yield	—	—
Expected price volatility	46.3% - 46.7%	38.7% - 45.1%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock award. We determine the expected term of stock options using the historical exercise behavior of employees. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option term and implied volatility based on recent trends of the daily historical volatility. For awards with a vesting period, compensation expense is recognized on a straight-line basis over the service period, which corresponds to the vesting period.

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of September 30, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $29.4 million, which was expected to be recognized over a weighted average period of 2.7 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2021 and 2020, we granted performance stock units to certain of our executive officers which, as amended, represent up to 128,883 and 127,060 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

Nine Months Ended
September 30,
	2021	2020
Risk-free interest rate	0.1% - 0.3%	1.1% - 1.3%
Performance period	1.8 - 2.8 years	0.8 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	43.7% - 49.3%	40.2% - 56.1%

The risk-free interest rate of return was determined using the U.S. Treasury rate at the time of grant with a term equal to the expected term of the award. The expected volatility was based on a weighted average volatility of our stock price and the average volatility of our compensation peer group's volatilities. The expected dividend yield was assumed to be zero because, at the time of the grant, we had no plans to declare a dividend.

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of September 30, 2021, the total remaining unrecognized compensation cost related to stock-settled performance stock units was approximately $5.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

Liability Awards

During the nine-month periods ended September 30, 2021 and 2020, we granted liability awards to our Chief Executive Officer with total target cash incentives, each in the amount of $1.0 million. These awards entitle him to a target cash payment based upon attaining targeted levels of FCF and rTSR, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of September 30, 2021, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was approximately $2.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

During the nine-month periods ended September 30, 2021 and 2020, we granted restricted stock units to our non-employee directors representing 26,226 and 33,504 shares of our common stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of September 30, 2021, the total remaining unrecognized compensation cost related to restricted stock units was approximately $1.2 million, which will be recognized over a weighted average period of 0.7 years.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales
Cardiovascular	$259,704	$236,413	$773,002	$684,134
Endoscopy	7,317	7,562	23,257	21,737
Total net sales	267,021	243,975	796,259	705,871

Operating Income (Loss)
Cardiovascular	14,411	(1,702)	33,389	(20,662)
Endoscopy	1,520	1,766	5,631	3,093
Total operating income (loss)	15,931	64	39,020	(17,569)

Total other expense - net	(1,754)	(2,248)	(5,284)	(8,907)
Income tax expense (benefit)	2,210	825	5,895	(1,255)

Net income (loss)	$11,967	$(3,009)	$27,841	$(25,221)

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, long-term (1)	$(2,540)	$—	$(2,540)	$—
Foreign currency contract assets, current and long-term (2)	$2,439	$—	$2,439	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,093)	$—	$(3,093)	$—
Contingent consideration liabilities	$(48,483)	$—	$—	$(48,483)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(4,358)	$—	$(4,358)	$—
Foreign currency contract assets, current and long-term (2)	$3,078	$—	$3,078	$—
Foreign currency contract liabilities, current and long-term (3)	$(8,267)	$—	$(8,267)	$—
Contingent consideration liabilities	$(55,750)	$—	$—	$(55,750)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss) for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$57,477	$69,100	$55,750	$76,709
Contingent consideration expense (benefit)	1,115	(4,356)	3,322	884
Contingent payments made	(10,090)	(130)	(10,579)	(12,991)
Effect of foreign exchange	(19)	51	(10)	63
Ending balance	$48,483	$64,665	$48,483	$64,665

As of September 30, 2021, approximately $13.2 million in contingent consideration liability was included in other long-term obligations and approximately $35.3 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2020, approximately $36.9 million in contingent consideration liability was included in other long-term obligations and approximately $18.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair value at
	September 30,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$3,560	Discounted cash flow	Discount rate	14% - 16%	15.3%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$41,051	Monte Carlo simulation	Discount rate	10.5% - 14%	10.6%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$3,872	Scenario-based method	Discount rate	1%
			Probability of milestone payment	80%
			Projected year of payment	2024

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$4,545	Discounted cash flow	Discount rate	12% - 15%	13.5%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$46,305	Monte Carlo simulation	Discount rate	7.5% - 12%	9.0%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$4,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	100%
			Projected year of payment	2021-2024	2022
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the nine-month period ended September 30, 2020, we made contingent payments of approximately $800,000 to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the nine-month period ended September 30, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. During the nine-month period ended September 30, 2021, we recorded an impairment charge related to acquired intangible assets of approximately $1.6 million. During the three and nine-month periods ended September 30, 2020, we recorded impairment charges related to acquired intangible assets of approximately $18.1 million and $20.5 million, respectively (see Note 6).

Right of Use Operating Lease Assets. During the nine-month periods ended September 30, 2021 and 2020, we identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses in the nine-month periods ended September 30, 2021 and 2020 of approximately $1.4 million and $1.5 million, respectively, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses in both periods were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease assets and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify lessees, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the properties. The ROU operating lease asset impairment losses in both 2021 and 2020 pertained to our cardiovascular segment.

Equity Investments and Purchase Options. During the three and nine-month periods ended September 30, 2021, we had no losses related to equity investments and purchase options. During the three-month period ended September 30, 2020 we recorded $2.5 million of impairment expense related to our equity investment of 19.5 percent ownership in preferred shares of Fusion Medical Inc. (“Fusion”) due to uncertainty about future product development and commercialization associated with Fusion’s technology. In addition, during the nine-month period ended September 30, 2020, we recorded a charge of $3.5 million due to our write-off of our purchase option to acquire Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”) due to our decision not to exercise our option to purchase the company. The write-off of this equity investment and purchase option pertained to our cardiovascular segment. Our equity investments in privately held companies, including options to acquire these companies, were approximately $14.7 million and $12.0 million as of September 30, 2021 and December 31, 2020, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the company in which we have invested. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Property and Equipment. During the nine-month period ended September 30, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment. During the nine-month period ended September 30, 2020, we recorded losses of $359,000 based on restructuring activities associated with changes to our distribution agreement with NinePoint Medical, Inc. (“NinePoint”), which pertained to our endoscopy segment.

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were approximately $1.9 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an allowance for current expected credit losses of approximately $1.2 million and $0.7 million, respectively, associated with these notes receivable and our contractual obligation to extend credit to Selio. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$1,107	$757	$730	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	—	—	575
Provision for credit loss expense	113	46	490	228
Ending balance	$1,220	$803	$1,220	$803

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

Other comprehensive income (loss)	15	(2,873)	(2,858)
Income taxes	(377)	346	(31)
Reclassifications to:
Revenue	1,500		1,500
Cost of sales	(312)		(312)
Interest expense	319		319
Net other comprehensive income (loss)	1,145	(2,527)	(1,382)

Balance as of September 30, 2021	$(2,847)	$(3,369)	$(6,216)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2020	$(5,190)	$(7,123)	$(12,313)

Other comprehensive income (loss)	(1,354)	3,545	2,191
Income taxes	152	(117)	35
Reclassifications to:
Revenue	(157)		(157)
Cost of sales	494		494
Interest expense	425		425
Net other comprehensive income (loss)	(440)	3,428	2,988

Balance as of September 30, 2020	$(5,630)	$(3,695)	$(9,325)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	536	(5,535)	(4,999)
Income taxes	(1,349)	678	(671)
Reclassifications to:
Revenue	4,674		4,674
Cost of sales	(966)		(966)
Interest expense	1,198		1,198
Net other comprehensive income (loss)	4,093	(4,857)	(764)

Balance as of September 30, 2021	$(2,847)	$(3,369)	$(6,216)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2019	$218	$(5,512)	$(5,294)

Other comprehensive income (loss)	(8,852)	1,944	(6,908)
Income taxes	2,027	(127)	1,900
Reclassifications to:
Revenue	(666)		(666)
Cost of sales	1,204		1,204
Interest expense	439		439
Net other comprehensive income (loss)	(5,848)	1,817	(4,031)

Balance as of September 30, 2020	$(5,630)	$(3,695)	$(9,325)

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

For the three-month period ended September 30, 2021, we reported sales of approximately $267.0 million, up approximately $23.0 million or 9.4%, compared to sales for the three-month period ended September 30, 2020 of approximately $244.0 million. For the nine-month period ended September 30, 2021, we reported sales of approximately $796.3 million, up approximately $90.4 million or 12.8%, compared to sales for the nine-month period ended September 30, 2020 of approximately $705.9 million. For the three and nine-month periods ended September 30, 2021, our net sales benefitted approximately $1.4 million and $11.4 million, respectively, from foreign currency fluctuations (net of hedging) assuming applicable foreign exchange rates in effect during the comparable prior-year period.

Gross profit as a percentage of sales increased to 45.1% for the three-month period ended September 30, 2021 compared to 41.8% for the three-month period ended September 30, 2020. Gross profit as a percentage of sales increased to 44.8% for the nine-month period ended September 30, 2021 compared to 41.1% for the nine-month period ended September 30, 2020.

Net income for the three-month period ended September 30, 2021 was approximately $12.0 million, or $0.21 per share, compared to net loss of approximately ($3.0) million, or ($0.05) per share, for the three-month period ended September 30, 2020. Net income for the nine-month period ended September 30, 2021 was approximately $27.8 million, or $0.49 per share, compared to net loss of approximately ($25.2) million, or ($0.46) per share, for the nine-month period ended September 30, 2020.

Recent Developments and Trends

In addition to the trends identified in the 2020 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2021 has been impacted, and we believe will continue to be impacted, by the following recent events and trends:

●	We experienced overall improvements in sales trends in the three-month period ended September, with wide variation across regions of the world and within certain geographic regions.

●	During the three months ended September 30, 2021, we saw continued progress of our Wrapsody ArterioVenous (AV) Access Efficacy Pivotal Study (the “WAVE Study”) of the Endovascular Stent Graft, and published the results from a prospective, observational, first-in-human study of the Merit WRAPSODY Endoprosthesis in CardioVascular and Interventional Radiology.

●	As part of our Foundations for Growth program we have continued to focus on scrap reduction and manufacturing efficiency across manufacturing sites, which has helped offset inflationary cost pressures in certain raw materials, shipping, and freight expenses.

●	As of September 30, 2021, we had cash on hand of approximately $68.9 million and net available borrowing capacity of approximately $456 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Gross profit	45.1	41.8	44.8	41.1
Selling, general and administrative expenses	32.4	29.6	32.5	30.9
Research and development expenses	6.4	5.5	6.4	6.0
Legal settlement	—	—	—	2.6
Impairment charges	—	8.4	0.5	4.0
Contingent consideration expense (benefit)	0.4	(1.8)	0.4	0.1
Income (loss) from operations	6.0	0.0	4.9	(2.5)
Other expense — net	(0.7)	(0.9)	(0.7)	(1.3)
Income (loss) before income taxes	5.3	(0.9)	4.2	(3.8)
Net income (loss)	4.5	(1.2)	3.5	(3.6)

Sales

Sales for the three-month period ended September 30, 2021 increased by 9.4%, or approximately $23.0 million, compared to the corresponding period in 2020. Sales for the nine-month period ended September 30, 2021 increased by 12.8%, or approximately $90.4 million, compared to the corresponding period in 2020. Listed below are the sales by product category within each of our financial reporting segments for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2021	2020	% Change	2021	2020
Cardiovascular
Peripheral Intervention	16.5%	$101,059	$86,778	21.5%	$299,573	$246,488
Cardiac Intervention	15.5%	79,813	69,089	15.7%	240,203	207,685
Custom Procedural Solutions	(12.4)%	49,435	56,429	(3.9)%	143,492	149,369
OEM	21.9%	29,397	24,117	11.3%	89,734	80,592
Total	9.9%	259,704	236,413	13.0%	773,002	684,134

Endoscopy
Endoscopy devices	(3.2)%	7,317	7,562	7.0%	23,257	21,737

Total	9.4%	$267,021	$243,975	12.8%	$796,259	$705,871

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2021 were approximately $259.7 million, up 9.9% when compared to the corresponding period of 2020 of approximately $236.4 million. Sales for the three-month period ended September 30, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by approximately $14.3 million, or 16.5%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, drainage, embolotherapy, angiography, intervention, and biopsy products.
(b)	Cardiac intervention products, which increased by approximately $10.7 million, or 15.5%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management (including our Medallion® Syringes, which have seen increased demand due to COVID-19 vaccination efforts), angiography and access products.
(c)	OEM products, which increased by approximately $5.3 million, or 21.9%, from the corresponding period of 2020. This increase was driven primarily by sales of our angiography products and kits.

The foregoing increase in sales for the three-month period ended September 30, 2021 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by approximately ($7.0) million, or (12.4)%, from the corresponding period of 2020. This decrease was driven primarily by decreased sales of critical care products (including an ($8.7) million decrease in CulturaTM nasopharyngeal swab and test kit sales) and trays, offset partially by sales of kits.

Our cardiovascular sales for the nine-month period ended September 30, 2021 were approximately $773.0 million, up 13.0% when compared to the corresponding period of 2020 of approximately $684.1 million. Sales for the nine-month period ended September 30, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by approximately $53.1 million, or 21.5%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, embolotherapy, drainage, biopsy, angiography and intervention products.
(b)	Cardiac intervention products, which increased by approximately $32.5 million, or 15.7%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management (including our Medallion® Syringes, which have seen increased demand due to COVID-19 vaccination efforts) and angiography products.
(c)	OEM products, which increased by approximately $9.1 million, or 11.3%, from the corresponding period of 2020. This increase was driven primarily by sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) products, angiography products, and coatings.

The foregoing increase in sales for the nine-month period ended September 30, 2021 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by approximately ($5.9) million, or (3.9)%, from the corresponding period of 2020. This decrease was driven primarily by sales of critical care products (including a ($11.9) million decrease in CulturaTM nasopharyngeal swab and test kit sales) and trays, offset partially by increased sales of kits.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2021 were approximately $7.3 million, down (3.2)%, when compared to sales in the corresponding period of 2020 of approximately $7.6 million. Sales for the three-month period ended September 30, 2021 were unfavorably affected by decreased sales of our EndoMAXX® fully covered esophageal stent, offset partially by increased sales of other stents and our Elation® Balloon Dilator.

Our endoscopy sales for the nine-month period ended September 30, 2021 were approximately $23.3 million, up 7.0%, when compared to sales in the corresponding period of 2020 of approximately $21.7 million. Sales for the nine-month period ended September 30, 2021 were favorably affected by increased sales of our Elation® Balloon Dilator and other stents.

Geographic Sales

Sales trends for the three and nine-month periods ended September 30, 2021 and 2020 were influenced by the incidence and timing of COVID-19 infections and the associated governmental and patient responses, which varied between countries and regions in both the current and prior-year periods. Listed below are sales by geography for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2021	2020	% Change	2021	2020
United States	5.9%	$151,505	$143,109	12.3%	$451,648	$402,305
International	14.5%	115,516	100,866	13.5%	344,611	303,566
Total	9.4%	$267,021	$243,975	12.8%	$796,259	$705,871

United States Sales. U.S. sales for the three-month period ended September 30, 2021 were approximately $151.5 million, or 56.7% of net sales, up 5.9% when compared to the corresponding period of 2020. The increase in our domestic sales in the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020 was driven primarily by our U.S. Direct and OEM businesses.

U.S. sales for the nine-month period ended September 30, 2021 were approximately $451.6 million, or 56.7% of net sales, up 12.3% when compared to the corresponding period of 2020. The increase in our domestic sales for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 was driven primarily by our U.S. direct business.

International Sales. International sales for the three-month period ended September 30, 2021 were approximately $115.5 million, or 43.3% of net sales, up 14.5% when compared to the corresponding period of 2020 of approximately $100.9 million. The increase in our international sales for the three-month period ended September 30, 2021, compared to the three-month period ended September 30, 2020, included increased sales in our Asia Pacific (“APAC”) operations of $6.6 million or 13.2%, in EMEA of $6.0 million or 13.6% and increased sales in the rest of the world (“ROW”) of $2.1 million of 30.6%.

International sales for the nine-month period ended September 30, 2021 were approximately $344.6 million, or 43.3% of net sales, up 13.5% when compared to the corresponding period of 2020 of approximately $303.6 million. The increase in our international sales for the nine-month period ended September 30, 2021, compared to the nine-month period ended September 30, 2020, included increased sales in APAC of $21.8 million or 14.7%, in EMEA of $15.9 million or 11.7%, and in ROW of $3.4 million or 17.2%.

Gross Profit

Our gross profit as a percentage of sales increased to 45.1% for the three-month period ended September 30, 2021, compared to 41.8% for the three-month period ended September 30, 2020. The increase in gross profit percentage was primarily due to changes in product mix, lower amortization expense (as certain intangibles from prior acquisitions became fully amortized), and improvements in manufacturing variances from operational efficiencies and increased production volume, partially offset by higher freight costs.

Our gross profit as a percentage of sales increased to 44.8% for the nine-month period ended September 30, 2021, compared to 41.1% for the nine-month period ended September 30, 2020. The increase in gross profit percentage was primarily due to lower amortization expense (as certain intangibles from prior acquisitions became fully amortized), changes in product mix, decreased obsolescence expense as a percentage of sales, and improvements in manufacturing variances from operational efficiencies and increased production volume.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased approximately $14.3 million, or 19.7%, for the three-month period ended September 30, 2021 compared to the corresponding period of 2020. As a percentage of sales, SG&A expenses were 32.4% for the three-month period ended September 30, 2021, compared to 29.6% for the corresponding period of 2020. For the three-month period ended September 30, 2021, compared to the corresponding period of 2020, labor-related costs increased due to higher commissions and bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in the prior-year period. We incurred $4.3 million of corporate transformation and restructuring costs, including consulting charges, during the three-month period ended September 30, 2021 in connection with our Foundations for Growth program, compared to restructuring costs of $2.8 million for the three-month period ended September 30, 2020. These increased costs were offset partially by lower idle capacity costs due to increased production compared to the prior-year period.

SG&A expenses increased approximately $41.3 million, or 18.9%, for the nine-month period ended September 30, 2021 compared to the corresponding period of 2020. As a percentage of sales, SG&A expenses were 32.5% for the nine-month period ended September 30, 2021, compared to 30.9% for the corresponding period of 2020. For the nine-month period ended September 30, 2021, compared to the corresponding period of 2020, labor-related costs increased due to higher commissions and bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in the prior-year period. We incurred $17.0 million of corporate transformation and restructuring costs, including consulting charges, during the nine-month period ended September 30, 2021 in connection with our Foundations for Growth program, compared to restructuring costs of $6.3 million for the nine-month period ended September 30, 2020. We also recorded approximately $6 million of contract termination costs in SG&A during the nine-month period ended September 30, 2021 to renegotiate certain terms of an acquisition agreement. These increased costs were offset partially by lower idle capacity costs due to increased production compared to the prior-year period.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended September 30, 2021 were approximately $17.0 million, up 25.7%, when compared to R&D expenses in the corresponding period of 2020 of approximately $13.5 million. R&D expenses for the nine-month period ended September 30, 2021 were approximately $50.8 million, up 19.9%, when compared to R&D expenses in the corresponding period of 2020 of approximately $42.4 million. The increase in R&D expenses for the three and nine-month periods ended September 30, 2021 compared to the corresponding periods in 2020 was largely due to increased clinical expenses for certain R&D projects (including our WRAPSODY AV Access Efficacy Study), increased compensation expense due to temporary salary cuts and furloughs in the prior-year periods, and higher expenses related to implementation of the Medical Device Regulation in the European Union.

Legal Settlement. We recorded a settlement in the nine-month period ended September 30, 2020 of $18.2 million in connection with an agreement in principle with the Department of Justice (“DOJ”) to fully resolve the DOJ’s investigation of certain marketing and promotional practices.

Impairment Charges. For the nine-month period ended September 30, 2021 we recorded impairment charges of approximately $4.3 million. These impairments included $1.6 million of intangible assets and $1.3 million of property and equipment due to the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, and $1.4 million of impairments of certain ROU operating lease assets due to site consolidation decisions and changes in our projected cash flows for the underlying lease assets.

For the three and nine-month periods ended September 30, 2020, we recorded impairment charges of approximately $20.6 million and $28.3 million, respectively. These impairments included a $3.5 million write-off in the first quarter of 2020 of our purchase option to acquire Bluegrass Vascular due to our decision not to exercise our option to purchase this company, $0.4 million impairment in the first quarter of property and equipment related to our distribution agreement with NinePoint, $2.4 million impairment in the second quarter of the customer list intangible asset from our ITL acquisition, $1.5 million impairment in the second quarter of our right-of-use operating lease asset associated with closure of a facility in California, $2.5 million impairment in the third quarter related to our equity investment in the preferred shares of Fusion due to uncertainty about future product development and commercialization associated with the technologies, and $18.1 in the third quarter for intangible impairment charges based on planned closure and restructuring activities and uncertainty about future product development and commercialization associated with the acquired technologies due in part to the economic impacts of the COVID-19 pandemic.

Contingent Consideration Expense (Benefit). For the three and nine-month periods ended September 30, 2021, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of approximately $1.1 million and $3.3 million, respectively, compared to contingent consideration expense (benefit) of ($4.4) million and $0.9 million for the three and nine-month periods ended September 30, 2020. Expense (benefit) in each period relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income (Loss)

The following table sets forth our operating income (loss) by financial reporting segment for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Income (Loss)
Cardiovascular	$14,411	$(1,702)	$33,389	$(20,662)
Endoscopy	1,520	1,766	5,631	3,093
Total operating income (loss)	$15,931	$64	$39,020	$(17,569)

Cardiovascular Operating Income (Loss). Our cardiovascular operating income for the three-month period ended September 30, 2021 was approximately $14.4 million, compared to cardiovascular operating loss in the corresponding period of 2020 of approximately ($1.7) million. The increase in cardiovascular operating income during the three-month period ended September 30, 2021 compared to the corresponding period of 2020 was primarily a result of higher sales ($259.7 million compared to $236.4 million), higher gross margin and decreased impairment expense (none in the three-month period ended September 30, 2021 compared to $20.6 million in the three-month period ended September 30, 2020), partially offset by increased SG&A and R&D expenses and higher contingent consideration expense.

Our cardiovascular operating income for the nine-month period ended September 30, 2021 was approximately $33.4 million, compared to cardiovascular operating loss in the corresponding period of 2020 of approximately ($20.7) million. The increase in cardiovascular operating income during the nine-month period ended September 30, 2021 compared to the corresponding period of 2020 was primarily a result of higher sales ($773.0 million compared to $684.1 million), higher gross margin, lower impairment expense ($4.3 million for the nine-month period ended September 30, 2021 compared to $27.9 million for the nine-month period ended September 30, 2020) and the $18.2 million legal settlement expense related to the DOJ inquiry recorded in the prior-year period, partially offset by increased SG&A and R&D expenses and higher contingent consideration expense.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2021 was approximately $1.5 million, compared to endoscopy operating income of approximately $1.8 million for the corresponding period of 2020. This decrease in endoscopy operating income was primarily a result of increased operating expenses (due in part to temporary salary reductions and furloughs during the three-month period ended September 30, 2020).

Our endoscopy operating income for the nine-month period ended September 30, 2021 was approximately $5.6 million, compared to endoscopy operating income of approximately $3.1 million for the corresponding period of 2020. This increase in endoscopy operating income was primarily a result of higher sales, improved gross margins (largely a result of the write-off of inventory related to the suspension of our distribution agreement with NinePoint in the first quarter of 2020, which did not repeat in 2021) and decreased impairment expense (none in the nine-month period ended September 30, 2021 compared to approximately $0.4 million in the nine-month period ended September 30, 2020).

Other Expense

Our other expense for the three-month periods ended September 30, 2021 and 2020 was approximately ($1.8) million and ($2.2) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance and a gain of approximately $0.5 million on the sale of the assets associated with our Hypotube product line in the third quarter of 2020.

Our other expense for the nine-month periods ended September 30, 2021 and 2020 was approximately ($5.3) million and ($8.9) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower effective interest rate and a lower average debt balance, an increase in interest income due to partial recoveries of loan interest from NinePoint which had previously been written off, and a gain of approximately $0.5 million on the sale of the assets associated with our Hypotube product line in the third quarter of 2020.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2021 and 2020 was a tax expense of approximately $2.2 million and $0.8 million, respectively, which resulted in an effective tax rate of 15.6% and (37.7)%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2021 and 2020 was a tax expense (benefit) of approximately $5.9 million and ($1.3) million, respectively, which resulted in an effective tax rate of 17.5% and 4.7%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and nine-month periods ended September 30, 2021, when compared to the prior-year periods, was primarily due to a pre-tax loss during the 2020 periods, as well as a change in the jurisdictional mix of earnings. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

Net Income (Loss)

Our net income (loss) for the three-month periods ended September 30, 2021 and 2020 was approximately $12.0 million and ($3.0) million, respectively. The increase in our net income for the three-month period ended September 30, 2021 was the result of several factors, including increased sales and improved gross margins, lower impairment expense (none in the three-month period ended September 30, 2021 compared to $20.6 million in the three-month period ended September 30, 2020), and lower interest expense, partially offset by increased SG&A expenses, increased R&D expenses and higher contingent consideration expense ($1.1 million expense in the three-month period ended September 30, 2021 compared to ($4.4) million benefit in the three-month period ended September 30, 2020).

Our net income (loss) for the nine-month periods ended September 30, 2021 and 2020 was approximately $27.8 million and ($25.2) million, respectively. This increase in our net income for the nine-month period ended September 30, 2021 was the result of several factors, including increased sales and improved gross margins, the $18.2 million legal settlement related to the DOJ inquiry recorded in the prior-year period, lower impairment expense ($4.3 million in the nine-month period ended September 30, 2021 compared to $28.3 million in the nine-month period ended September 30, 2020), and lower interest expense, partially offset by increased SG&A expenses, which included approximately $6 million of contract termination costs, higher contingent consideration expense ($3.3 million in the nine-month period ended September 30, 2021 compared to $0.9 million in the nine-month period ended September 30, 2020) and increased R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2021 and December 31, 2020, our current assets exceeded current liabilities by $250.0 million and $244.7 million, respectively, and we had cash and cash equivalents of approximately $68.9 million and $56.9 million, respectively, of which approximately $63.7 million and $42.3 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2021, and December 31, 2020, we had cash and cash equivalents of approximately $33.6 million and $15.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of approximately $101.4 million and $128.4 million during the nine-month periods ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities decreased approximately $26.9 million for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020. Significant factors affecting operating cash flows during these periods included:

●	Net income (loss) was approximately $27.8 million and ($25.2) million for the nine-month periods ended September 30, 2021 and 2020, respectively. This improvement in earnings was offset by a decrease in the non-cash adjustment for the write-off of certain intangible and other long-term assets within the statement of cash flows of $4.4 million and $28.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively.
●	Cash provided by (used for) accounts receivable was approximately ($6.2) million and $13.0 million for the nine-month periods ended September 30, 2021 and 2020, respectively, due primarily to increased sales volume during the nine-month period ended September 30, 2021 compared to the corresponding period of 2020.
●	Cash provided by (used for) inventories was approximately ($11.2) million and $15.7 million for the nine-month periods ended September 30, 2021 and 2020, respectively, due primarily to efforts to manage inventory levels to support the growth in sales and reduced production in the prior-year period during the economic downturn related to the COVID-19 pandemic.

Cash flows used in investing activities. We used cash in investing activities of approximately $22.6 million and $36.8 million for the nine-month periods ended September 30, 2021 and 2020, respectively. We used cash for capital expenditures of property and equipment of approximately $19.6 million and $35.6 million in the nine-month periods ended September 30, 2021 and 2020, respectively. Capital expenditures in each period were primarily related to investment in facilities and property and equipment to support development and production of our products, and in 2020, these investments included construction of a new manufacturing and research and development facility in South Jordan, Utah, completed in early 2020. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $30 to $40 million in 2021 for buildings, property and equipment.

Cash outflows invested in acquisitions for the nine-month periods ended September 30, 2021 and 2020 were approximately $1.9 million and $0.3 million, respectively. Cash paid for acquisitions for the nine-month period ended September 30, 2021 were primarily related to our settlement of the first deferred payment for our acquisition of KA Medical completed in November 2020.

Cash flows used in financing activities. Cash used in financing activities for the nine-month periods ended September 30, 2021 and 2020 was approximately $66.0 million and $91.2 million, respectively. We decreased our net borrowings by approximately $72.6 and $82.3 million for the nine-month periods ended September 30, 2021 and 2020, respectively, by paying down our debt. We completed payment of contingent consideration of $10.6 million and $13.0 million for the nine-month periods ended September 30, 2021 and 2020, respectively, which is classified as a financing activity, principally related to our acquisitions of Vascular Insights and Cianna Medical, Inc, respectively.

As of September 30, 2021, we had outstanding borrowings of approximately $279 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $456 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.08% on $204.0 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are reported in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of the 2020 Annual Report on Form 10-K. In the three and nine-month periods ended September 30, 2021, there were no material changes from the information provided therein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three and nine-month periods ended September 30, 2021, there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2020 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2020 Annual Report on Form 10-K. In the three and nine-month periods ended September 30, 2021, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

* These exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

REGISTRANT

Date: November 5, 2021	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: November 5, 2021	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer