Form 10-K
period 2021-12-31
MERIT MEDICAL SYSTEMS INC
filed 2022-03-01
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $3.6 billion. As of February 24, 2022, the registrant had 56,572,579 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Shareholders.

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

Merit Medical Systems, Inc. was founded in 1987 by Fred P. Lampropoulos, Kent W. Stanger, Darla Gill and William Padilla. Initially we focused our operations on injection and insert molding of plastics. Our first product was a specialized control syringe used to inject contrast solution into a patient’s arteries for a diagnostic cardiac procedure called an angiogram. Since that time, our products and product lines have expanded substantially, both through internal research and development projects and through strategic acquisitions.

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

COVID-19 Pandemic

During the last two years, the COVID-19 pandemic has had an unsteady but significant impact on our business, suppliers, customers, employees, families and communities. Measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns continued through the year. In addition, we continued to execute, and enhance, protocols to promote the safety of our employees in the workplace while producing essential medical products.

In efforts to contain the spread of the virus, many of our hospital customers prioritized their efforts on their COVID-19 response, diverting their focus and resources away from their normal operations and restricting access to their sites. In 2021, these restrictions were generally reduced, and we were able to achieve the highest annual revenue in the history of the Company. However, lingering effects continue, including unpredictable freight and other logistical expenses and obstacles, and the responses of government authorities and our customers vary from region to region. Please refer to the discussion of the risks and uncertainties associated with the COVID-19 pandemic under the heading “The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.” set forth below in Item 1A “Risk Factors.”

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

Merit Vascular - Peripheral

Our peripheral intervention products include product offerings in the following product portfolios: access (peripheral), angiography, drainage, delivery systems, embolotherapy, and intervention (peripheral). The principal product offerings in our access (peripheral) portfolio include our:

●	HeRO® (Hemodialysis Reliable Outflow) Graft, a fully subcutaneous vascular access system, which is intended for use in maintaining long-term vascular access for chronic hemodialysis patients;
●	CentrosFLO® Long-Term Hemodialysis Catheter and ProGuide® Chronic Dialysis Catheter;
●	Broad offering of peritoneal dialysis catheters, accessories and implantation kits for home dialysis therapy;
●	Surfacer® Inside-Out® Access Catheter System, an innovative approach to restore access and to preserve treatment options for hemodialysis patients with occluded veins, sold through our distribution agreement with Bluegrass Vascular Technologies, Inc. (“Bluegrass Vascular”); and
●	Merit Wrapsody ™ Endoprosthesis, a cell-impermeable endoprosthesis which is designed to maintain long-term vessel patency in patients with obstructions in the dialysis outflow circuit (this device is not currently available for use in the United States).

The products in our angiography portfolio are used to identify blockages and other disease states in the blood vessel. The principal product offerings in our angiography portfolio include our:

●	Extensive line of Merit Laureate® Hydrophilic Guide Wires, a smooth-surface guide wire designed to minimize friction and promote rapid catheter exchanges;
●	Our newest offering of Merit SplashWire hydrophilic Steerable Guide Wires, combining optimum lubricity, exceptional torque response and enhanced visibility;
●	Performa® and Impress® Diagnostic Catheters, a catheter offering designed for traversing difficult to access peripheral blood vessels; and
●	Performa Vessel Sizing Catheters for vessel measurement.

We offer a broad line of drainage products. The principal product offerings in our drainage portfolio include our:

●	Aspira® Pleural Effusion Drainage and Aspira® Peritoneal Drainage Systems, a compassionate treatment option for end-stage cancer, allowing patients to spend more time at home by reducing the need for frequent hospital visits to treat their drainage needs;
●	Family of ReSolve® Drainage Catheters, including our ReSolve ConvertX® Stent System and ReSolve Mini™ Locking Drainage Catheter, and our related tubing sets and drainage bag;
●	One-Step™ and Valved One-Step™ Drainage Catheters, sold individually and in kits, for quickly removing unwanted fluid accumulation; and
●	Revolution™ Catheter Securement Device and StayFIX® Fixation Device, used to stop migration, movement and accidental removal of percutaneous catheters.

The principal product offerings in our delivery systems portfolio include our:

●	SwiftNINJA® Steerable Microcatheter, an advanced microcatheter with a 180-degree articulating tip, sold through our exclusive worldwide distribution agreement (excluding Japan) with SB-Kawasumi Laboratories, Inc.;
●	Merit Maestro® and Merit Pursue™ Microcatheters, small microcatheters designed for pushability and trackability through small and tortuous vessels; and
●	True Form™ Reshapable Guide Wire, designed to be reshaped multiple times, reducing the need for multiple guide wires.

Our embolotherapy products treat disease by blocking or slowing the flow of blood into the arteries or delivering chemotherapy drugs in the treatment of primary and metastatic liver cancer. The principal product offerings in our embolotherapy portfolio include our:

●	Embosphere® Microspheres, a highly studied, round embolic for consistent and predictable results; and
●	HepaSphere® Microspheres, soft embolics with a consistent cross-sectional diameter for predictable, flow-directed targeting.

The products in our intervention (peripheral) portfolio are chiefly used to remove blood clots, retrieve foreign bodies in blood vessels and assist with placing balloons and stents to treat arterial disease. The principal product offerings in our intervention (peripheral) portfolio include our:

●	ClariVein® Specialty Infusion Catheter which is designed for controlled 360-degree dispersion of physician specified agents to the peripheral vasculature;
●	Dynamis AV™ PTA Dilatation Catheter, a line of balloon catheters that facilitates the opening of blockages located in the arteriovenous system of dialysis patients;
●	Q50X®, Q50® and Q50 Plus Stent Graft Balloon Catheters, a line of catheters that treat abdominal and thoracic endovascular aortic repair procedures and reinterventions;
●	Fountain® Infusion System and Mistique® Infusion Catheters, a line of catheters that treat arterial and hemodialysis graft occlusions and deep vein thrombosis; and
●	EN Snare® and One Snare® Endovascular Snare Systems, a complete line of snares designed to manipulate, capture and retrieve foreign material in the body.

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

●	STAR™ Tumor Ablation System, designed to provide palliative treatment of painful metastatic spinal tumors in cancer patients by targeted radiofrequency ablation;
●	Arcadia™ Steerable and straight balloons, designed to achieve controlled, precise, targeted cavity creation in vertebral augmentation procedures; and
●	StabiliT® MX Vertebral Augmentation System, which uses our inflation devices to deliver bone cement.

The bone biopsy systems portfolio contains a full offering of manual bone biopsy products, including our Madison™, Huntington™, Kensington™, Preston™ and Westbrook™ biopsy products.

Merit Oncology

Our oncology products are dedicated to the accurate diagnosis and localization of breast and soft tissue tumors and the innovative treatment of early-stage breast cancer. We also offer an extensive line of soft tissue biopsy products and accessories. Our primary product offerings in our oncology portfolio include our:

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

The principal product offerings in our intervention (cardiac) portfolio include a full line of inflation devices and hemostasis valves, including the BasixCompak™, basixTOUCH™, Blue Diamond™ and DiamondTouch™ inflation devices and the PhD™ Hemostasis Valve, the latest addition to our hemostasis valve portfolio.

Custom Procedural Solutions

Our custom procedural solutions product category is comprised of standard and custom kit and pack solutions that include items needed for peripheral procedures, safety and waste management products, and hemostasis accessories. Our kit and pack solutions can optimize efficiency and reduce cost and waste. The principal product offerings in this product category include:

●	Critical care products;
●	Dual Cap® Disinfection Protection System and Medallion ® syringes;
●	Manifold Kits; and
●	Trays and Packs.

The Cultura™ swab and collection system (including vials with viral transport media) was introduced in May 2020 in response to the COVID-19 pandemic. Demand for and revenue from the Cultura swab appear to have peaked in 2020. Because this product was introduced to address demand for swabs used to test for COVID-19 and that demand has now significantly decreased, we have seen a significant drop in sales of this product and are no longer actively promoting it.

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

Marketing Strategy. Traditionally, as part of our product sales and marketing efforts, we attend major medical conventions throughout the world pertaining to our target markets and invest in market development including physician training, peer-to-peer education, and patient outreach. Due to the various restrictions imposed in response to the COVID-19 pandemic, during 2020 and 2021 most medical conventions in which we have participated were virtual meetings. Additionally, we work closely with major healthcare facilities and physicians involving our primary target markets in the areas of training, therapy awareness programs, clinical studies and ongoing product research and development.

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

U.S. and International Sales. Sales of our products in the U.S. accounted for 57%, 57% and 58% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively. In the U.S., we have a dedicated, direct sales organization primarily focused on selling to end-user physicians, hospitals and alternate site facilities (e.g., office-based labs), major buying groups and integrated healthcare networks.

Internationally, we employ sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, the Middle East, Africa, Asia, Oceania, Central and South America, Mexico and Canada. In 2021, our international sales grew 12.6% over our 2020 international sales and accounted for 43% of our net sales.

Our largest non-U.S. market is China, which represented 13% of our net sales in 2021 and reported net sales of $138.2 million, $113.2 million, and $113.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We maintain a distribution center and administrative office in Beijing. We also have small sales offices in Shanghai, Guangzhou, and Hong Kong. We sell our products through more than 500 distributors in mainland China, who are responsible for reselling our products, primarily to hospitals. We use the “modified direct” sales approach in China, employing sales personnel throughout China who work with our distributors to promote the clinical advantages of our products to clinicians and other decision makers at hospitals.

Beginning in 2020, we experienced a significant disruption of our business throughout the world as a result of the COVID-19 pandemic, and this disruption continued through 2021. We are unable to calculate the full impact of the COVID-19 pandemic on our business, and we are unable to predict whether we will continue to be affected by it, but we have seen a material adverse impact on our global operations and financial condition, primarily in 2020. However, in 2021, we saw significant growth in global sales compared to 2020 as the demand for our products increased when many of the medical procedures delayed from 2020 were performed and the restrictions put in place in response to the pandemic were generally reduced. For further discussion of the risks and uncertainties associated with the COVID-19 pandemic, please refer to disclosure under the heading “The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.” set forth in Item 1A “Risk Factors.”

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

We continue to develop new products and make improvements to our existing products utilizing many different sources. In 2021, our Chief Executive Officer and our Executive Vice President of Global Research & Development worked closely with our sales and marketing teams to incorporate feedback from physicians and clinicians in the field, which contributed to innovative new products and improvements to our existing products.

In 2021, we completed projects that resulted in the newest additions to our product lineup: SCOUT Mini Reflector, Temno Elite™, OneVac™ Evacuated Drainage Bottle, Siege 027 and the BlueFire Infiltration System.

Currently, we have research and development facilities in California, Texas, Utah, Ireland, France, and Singapore.

Manufacturing

We manufacture many of our products using our proprietary technology and our expertise in plastic injection and insert molding. We generally contract with third parties for the tooling of our molds, but we design and own most of our molds.  We have also received various International Standards Organization (“ISO”) certifications for many of our facilities; for further details, please refer to Item 1. “Business - Sustainability” below. Merit Sensor Systems, Inc. (“Merit Sensors”) develops and markets silicon pressure sensors to a range of enterprises and presently supplies the sensors we use in our digital inflation devices and blood pressure sensors.

Given the specialization of our manufacturing personnel and processes in our Utah and Ireland facilities, we possess the capability to strategically shift the manufacture of more technologically advanced products to those facilities and use the manufacturing capacity of our other facilities for more commoditized products. The actual determination of manufacturing location will be based upon multiple factors, including technological capabilities, market demand, acquisition and integration activities and economic and competitive conditions.

We currently produce and package all of our embolic products. Manufacturing of our embolic products includes the synthesis and processing of raw materials and third-party manufactured compounds.

We have packaging and manufacturing facilities located in Texas, Virginia, Utah, Mexico, Brazil, Ireland, France, The Netherlands, and Singapore. See Item 2. “Properties.”

We ship our products through distribution centers located in Virginia, Utah, Canada, Brazil, The Netherlands, United Kingdom (“UK”), South Africa, Russia, South Korea, India, New Zealand, Japan, China and Australia.

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

The principal competitive factors in the markets in which our products are sold are quality, price, value, product features, customer service, breadth of line, and customer relationships. We believe our products have achieved market acceptance primarily due to the quality of materials and workmanship of our products, clinical outcomes, their innovative design, our willingness to customize our products to fit customer needs, and our prompt attention to customer requests. Some of our primary competitive strengths are our relative stability in the marketplace; a comprehensive, broad line of ancillary products; and our history of introducing a variety of new products and product line extensions to the market on a regular basis.

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

Based on available industry data, with respect to the number of procedures performed, we believe we are a leading provider of digital inflation technology in the world. In addition, we believe we are one of the market leaders in the U.S. for analog inflation devices. We believe we are a market leader in the U.S. for control syringes, radar localization, waste-disposal systems, embolic beads, tubing and manifolds. Although we believe our recent and planned additions to these product lines will help us compete even more effectively in both the U.S. and international markets, we cannot give any assurance that we will be able to maintain our existing competitive advantages or compete successfully in the future.

Sources and Availability of Raw Materials

Raw materials essential to our business are generally purchased worldwide and are normally available in quantities adequate to meet the needs of our business. Where there are exceptions, the temporary unavailability of those raw materials has not historically had a material adverse effect on our financial results; however, current fluctuations and uncertainties in supply chain, transportation logistics, and freight expenses could result in disruptions in our operations and materially impact our financial results.

Proprietary Rights and Litigation

We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to protect our intellectual property. We have a number of U.S. and foreign-issued patents and pending patent applications, including rights to patents and patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and, for the U.S., is typically 20 years from the date of filing of the patent application. As of December 31, 2021, we owned approximately 1,600 U.S. and international patents and patent applications. This number decreased in 2021 because we abandoned certain patents that were expected to expire before we could obtain regulatory approval and commercialize the related products. As a result, we were able to avoid paying the significant annuities and maintenance and prosecution fees required to keep those patents alive.

Additionally, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, our intellectual property assets are critical to our business, but no single patent, trademark or other intellectual property asset is of material importance to our business.

The Merit® name and logo are trademarks in the U.S. and other countries. In addition to the Merit name and logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries. See Item 1. “Business - Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we can generally maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. As of December 31, 2021, we owned approximately 650 U.S. and foreign trademark registrations and trademark applications. We increased our trademark applications in 2021 in an effort to protect our trademark rights in jurisdictions outside the U.S.

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

Regulation

Corporate Integrity Agreement. In October 2020, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”), a five-year agreement that was a condition of our settlement with the United States Department of Justice (“DOJ”). The CIA subjects us to certain compliance, monitoring, reporting, certification, oversight and training obligations. The CIA requires, among other matters, that we (i) maintain a compliance officer, a compliance committee, board review and oversight of certain federal healthcare compliance matters and compliance and disclosure programs; (ii) establish compliance policies and procedures to meet the requirements of all federal health care programs and the U.S. Food and Drug Administration (“FDA”); (iii) provide management certifications and compliance training and education; (iv) engage an independent review organization to conduct a thorough review of our systems, policies, processes and procedures related to promotional materials, product evaluations, consulting agreements, trainings provided to healthcare professionals, sponsorships, grants and charitable contributions; (v) implement a risk assessment and internal review process; (vi) establish a disclosure program for whistleblowers; (vii) increase oversight of the interactions between our sales personnel and healthcare providers; and (viii) report or disclose certain events and physician payments. We recently completed our first reporting year under the CIA and are in the process of implementing certain recommendations made by the independent review organization.

Our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participation in federal health care programs.

The foregoing description of the CIA is qualified in their entirety by the full terms of the CIA, which is attached as Exhibit 10.46  hereto and incorporated herein by reference.

Regulatory Approvals. Our products and operations are global and are subject to regulations by the FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that control the design, development, testing, clinical trials, manufacturing, labeling, storage, advertising, marketing, distribution, and post-market surveillance of our medical products.

The time required to obtain approval by the FDA and other foreign governmental agencies can be lengthy and the requirements may differ. In particular, in May 2017, the EU adopted Regulation (EU) 2017/745 (“MDR”), which replaced Council Directive 93/92/EEC (“MDD”) as of May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate or until May 26, 2024, whichever is first. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. We are preparing to comply with these new regulations before the transitional period expires. However, there will be products that we will instead choose to discontinue or postpone introduction in the EU. This decision will depend on a number of factors, including changing business strategies, timing and cost of obtaining MDR certification, availability of necessary data and the capacity of Notified Bodies. The MDR includes increasingly stringent requirements in multiple areas, such as pre-

market clinical evidence, review of high-risk devices, labeling and post-market surveillance. Under the MDR, pre-market clinical data will now be required to obtain CE Mark approval for high-risk, new and modified medical devices.

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

In May 2020, we received the CE mark for the Merit Wrapsody Endoprosthesis, and we are pursuing regulatory approval in the U.S. and elsewhere. We are conducting a large, multinational pivotal human clinical trial of the Wrapsody Endoprosthesis, which is required for us to obtain approval from the FDA and some international regulatory agencies. Human clinical trials of a medical device are often required for regulatory clearance or approval for devices and are expensive, time-consuming and uncertain.

Quality System Requirements. The Federal Food, Drug and Cosmetic Act (“FDCA”) and its counterpart non-U.S. laws require us to comply with quality system regulations (“QSR”) pertaining to all aspects of our product design and manufacturing processes, including requirements for packaging, labeling, record keeping, personnel training, supplier controls, design controls, complaint handling, corrective and preventive actions and internal quality system auditing. The FDA and foreign regulators enforce these requirements through periodic inspections of medical device manufacturers. These requirements are complex, technical and require substantial resources to remain compliant. Our failure or the failure of our suppliers to maintain compliance with these requirements could result in the shutdown of our manufacturing operations or the recall of our products, or could restrict our ability to obtain new product approvals or certificates from the FDA that are necessary for export of our products to foreign countries. Any of these results could have a material adverse effect on our business. If one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizures, or civil or criminal penalties.

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

Our product promotion is also subject to regulation by the Federal Trade Commission (the “FTC”), which has primary oversight of the advertising of unrestricted devices, including FDA-cleared devices. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, as well as unfair or deceptive practices such as the dissemination of any false or misleading advertisement pertaining to medical devices. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, rescission of contracts and such other relief as the FTC may deem necessary.

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

Additionally, the export of our products is subject to restrictions due to trade and economic sanctions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses and may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities. With the U.S. and other countries exploring export sanctions in response to military exercises and escalating tensions in certain parts of the world, any such export restrictions may affect the company’s business in certain regions of the world.

Additional Post-Market Requirements. As a medical device manufacturer, we are subject to other post-market requirements in multiple jurisdictions, including (i) product listing, (ii) establishment registration, (iii) Unique Device Identification (“UDI”), and (iv) reports of corrections and removals. We are also subject to regulations that require manufacturers to report to the FDA, or an equivalent foreign regulatory body, any incident in which their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur. Our obligation to report a complaint is triggered on the date on which we become aware of an adverse event and the nature of the event. The FDA also regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Please refer to our discussion of the risks and uncertainties associated with these post-market requirements under the heading “Our products may cause or contribute to adverse medical events that we are required to report to the FDA or other governmental authorities, and if we fail to do so, we may be subject to sanctions that may materially harm our business.” set forth in Item 1A “Risk Factors.”

Reimbursement. Our products are generally used in medical procedures that are covered and reimbursed by governmental payers, such as Medicare, and/or private health plans. In general, these third-party payers cover a medical device and/or related procedure in which the device is used only when the payer determines that healthcare outcomes are supported by medical evidence and the device and procedure is medically necessary for the diagnosis or treatment of the patient’s illness or injury. Even if a device has received clearance or approval for marketing by the FDA or, for uses outside of the U.S., a similar foreign regulatory agency, there is no certainty that third-party payers will cover and reimburse for the cost of the device and/or related procedures involving the use of the device. Because of increasing cost-containment pressures, some private payers in the U.S. and government payers in foreign countries may also condition payment on the cost-effectiveness of the device and/or procedure. Even if coverage is available, third-party payers may place restrictions on the circumstances in which they provide coverage or may offer reimbursement that is not sufficient to cover the cost of our products. If healthcare providers such as hospitals and physicians cannot obtain adequate coverage and reimbursement for our products or the procedures in which they are used, this may affect demand for our products and our business, financial condition, results of operations, or cash flows could suffer a material adverse impact.

Anti-Corruption Laws. Our international operations are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other foreign anti-corruption laws. The FCPA prohibits offering, paying, or promising to pay anything of value to foreign officials for the purpose of obtaining or maintaining an improper business advantage. The FCPA also requires that we maintain fair and accurate books and records and devise and maintain an adequate system of internal accounting controls. In certain countries, the individuals and entities that we regularly interact with may meet the definition of a foreign government official for purposes of the FCPA. As part of our compliance program, we train our U.S. and international employees, and we also train and monitor foreign third parties with whom we contract (e.g., distributors), to comply with the FCPA and other anti-corruption laws. Failing to comply with the FCPA or any other anti-corruption law could result in fines, penalties or other adverse consequences.

As we expand our international operations, we continue to increase the scope of our compliance programs to match the risks relating to the potential for violations of the FCPA and other anti-corruption laws. Our compliance program includes (i) policies addressing not only the FCPA, but also the provisions of a variety of anti-corruption laws in multiple foreign jurisdictions, (ii) provisions relating to books and records that apply to us as a public company, and (iii) effective training for our personnel and relevant third parties.

Transparency Laws. The U.S. Physician Payment Sunshine Act, and similar state laws, also include annual reporting and disclosure requirements for device manufacturers aimed at increasing the transparency of the interactions between device manufacturers and healthcare providers. Reports submitted under these new requirements are placed in a public database. Several other jurisdictions outside the U.S. have also adopted or begun adopting similar transparency laws. In addition to the burden of establishing processes for compliance, if we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

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

Government officials continue their vigorous enforcement efforts on the sales and marketing activities of pharmaceutical, medical device and other healthcare companies, including the pursuit of cases against individuals or entities that allegedly offered unlawful inducements to potential or existing customers to procure their business. Settlements of these government cases have involved significant fines and penalties and, in some instances, criminal proceedings.

False Claims Laws. The False Claims Acts prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a claim paid. The Civil False Claims Act can be violated without actual knowledge and only requires reckless disregard or deliberate ignorance, while the Criminal False Claims Act requires a higher knowledge standard of actual knowledge and intent to violate. Manufacturers can be held liable under the False Claims Acts, even if they do not submit claims to the government, if they are found to have caused the submission of false claims (e.g., by third parties such as healthcare providers). The Civil False Claims Act also includes whistleblower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent, highly publicized settlements in the healthcare industry relating to sales and marketing practices have been cases brought under the Civil False Claims Act. Most states also have adopted statutes or regulations similar to the federal laws, which apply to items and services reimbursed under Medicaid and other state programs. Sanctions under the federal False Claims Acts and similar state laws may include civil monetary penalties, treble damages, criminal fines and/or imprisonment.

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

Privacy and Security. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), and accompanying rules, require certain entities, referred to as “covered entities” (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of protected health information (“PHI”). Many state laws also regulate the use and disclosure of health information and require notification in the event of a breach of such information.

The EU has adopted a single EU privacy regulation, the General Data Protection Regulation (“GDPR”). The GDPR can have an extraterritorial scope and, in particular, applies to the processing of personal data in the context of the activities of an establishment of a company (controller or a processor) in the EU, regardless of whether the processing takes place in the EU or not. In addition, it applies to the processing of personal data of data subjects who are in the EU by a controller or processor not established in the EU, where the processing activities are related to: (a) the offering of goods or services, irrespective of whether a payment of the data subject is required, to such data subjects in the EU; or (b) the monitoring of their behavior as far as their behavior takes place within the EU. The GDPR provides for a harmonization of the data protection regulations throughout the EU. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of the total worldwide annual turnover of the preceding financial year or €20 million (whichever is higher) and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, it contains a number of opener clauses enabling the EU Member States to provide for additional legislation. In addition, local data protection authorities still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We have implemented changes to our business practices to comply with the GDPR.

As a consequence of Brexit, the GDPR no longer directly applies in the UK. However, the UK Data Protection Act 2018 remains in force, which incorporates the GDPR into UK legislation with some minor amendments to take account of the UK's departure from the EU. Thus, we remain subject to the applicable provisions of the GDPR in the UK.

The People’s Republic of China has introduced a comprehensive personal information protection regime by establishing a unified, cross-sector legislation, as the EU does with the GDPR. This legislation, called the Personal Information Protection Law (“PIPL”), went into effect on November 1, 2021, and has many aspects that are similar to the GDPR. The PIPL sets rules for the processing activities such as collection, use, sharing, transfer, and disclosure of personal information in China. It also applies to the personal information processing activities outside of China if relevant business operators (a) aim at providing products or services to individuals in China; or (b) engage in analyzing and evaluating the behavior of individuals in China. Among others, the PIPL requires companies as personal information processors (which can be viewed as equivalent to data controllers under the GDPR) to obtain informed consents from the data subjects for the processing activities of their personal information, and separate consents under certain circumstances such as cross-border transfer of personal information. The PIPL also requires storage of personal information locally in China if the company is certified as a critical information infrastructure operator (“CIIO”) or processing personal information exceeding a certain volume threshold. Further, the PIPL grants statutory rights to data subjects, such as the right to information, the right to withdraw consents, the right of data portability, and the right to refuse automated decision-making. In addition, the PIPL also imposes a number of new administrative requirements on the personal information processors, including, among others, designating a data protection officer if certain conditions are met, signing data processing agreements with entrusted processors (which can be viewed as equivalent to data processors under the GDPR), preparing data breach notices, conducting a personal information impact assessment as required, and obtaining regulatory approval for certain cross-border data transfer activities. Violations of the PIPL may incur severe penalties, including a fine of up to RMB 50 million or 5% of the company's annual turnover in the preceding year, revocation of the company’s license to do business in China, and personal liabilities for company executives. As the PIPL is new and relevant implementation rules are to be finalized and released, we are in the process of implementing changes to our business practices to comply with the PIPL while monitoring further developments in the law.

We post on our websites our privacy notices, policies and practices regarding the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. For example, California’s Consumer Protection Act went into effect on January 1, 2020, giving consumers the right to demand certain information and actions from companies who collect personal information. This enhanced scrutiny and legal requirements could result in costly compliance efforts and potentially result in fines, harm to reputation, or other consequences. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The $2.2 trillion economic stimulus bill contains numerous tax law changes. The CARES Act established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. As permitted by the CARES Act we have deferred payment of the employer’s portion of social security payroll tax payments and made a payment equal to one half of the deferred amount during the year ended December 31, 2021.

Seasonality

Our worldwide sales have not historically reflected a significant degree of seasonality; however, customer purchases have historically been lower during the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months in countries in the northern hemisphere.

Sustainability

In recent years, the sustainability of our business has become a key focus of our management team. Under the oversight of our Board of Directors, we have created a cross-functional Corporate Sustainability Council that is driving long-term Environment, Social and Governance (“ESG”) goals across our enterprise. These efforts have included proactive actions to address both risks and opportunities related to our sustainability program, as we strive for continued growth and profitability.

The majority of our products are disposable medical devices and are generally disposed of after a single use due primarily to the risks of exposing patients to bloodborne pathogens capable of transmitting disease or other potentially infectious materials. Additionally, repeated sterilization to address such risks is not possible because it may adversely affect the quality of the materials used in many of our products and result in the failure of our product to function properly if used in multiple medical procedures. Consequently, many of our used products will likely end up in a medical waste disposal facility at the end of their usefulness. We continue to look for opportunities to deliver sustainable, long-term growth of our business. Our sustainability practices are an integral component of our business strategy, and our sustainability activities are reviewed and approved by senior management and our Board of Directors.

By assessing our sustainability opportunities, we have developed areas of focus where we are positioned to make a positive impact. These include programs designed to reduce waste, improve efficiency, reduce greenhouse gas emissions, and protect the environment. Our sustainability values in action include:

•	achievement of ISO 14001 certification at eight of our largest manufacturing facilities with a continued goal of achieving this certification at all our manufacturing and major distribution facilities (ISO 14001 is the international standard that specifies requirements for an effective environmental management system);
•	achievement of ISO 45001 certification at five of our eight largest manufacturing facilities, and our goal is to achieve this certification at all our manufacturing facilities in 2023 (ISO 45001 is the international standard that specifies requirements for an effective safety management system);
•	achievement of ISO 50001 certification at our Galway and Singapore facilities, and our goal is to achieve ISO 50001 certification at all our manufacturing facilities by the end of 2023 (ISO 50001 is the international standard that specifies requirements for an effective energy management system);
•	establishment and support of employee gardens that promote pollination and provide farm-to-table nutrition for our employees at our headquarters in South Jordan, Utah;
•	transition to re-usable pallets and methods to move products in bulk containers, reducing intra-company shipping materials;
•	reduction in packaging materials by implementing product family packaging reviews to consolidate shipments by better understanding our customers’ purchasing practices—these reviews often allow us to increase quantities per box, eliminate the usage of intermediate packaging, reducing film thickness and use original product packaging where possible;
•	transition from paper work orders to electronic work orders through our internally designed eWorq program—at full completion, this project will save millions of pieces of paper and thousands of plastic sleeves annually—currently we are working to implement this program at our largest manufacturing facilities in South Jordan, Utah and Tijuana, Mexico during 2022, with plans to continue the roll-out to other sites thereafter;
•	expansion of recycling programs where our employees recycle materials, including food waste, paper, cardboard, food and beverage containers, scrap metal, and pallets, and re-use of our plastic scrap waste leftover from our manufacturing process of our molded parts;
•	placement of free car charging stations for employees who have transitioned to electric vehicles;
•	installation of efficient heating and cooling systems that operate on variable efficiency drives, increasing our energy efficiency at our headquarters in South Jordan, Utah and our transition to Light Emitting Diode (“LED”) lighting in our manufacturing facilities; and
•	operation of an environmental tracking system at our world-wide facilities to facilitate monthly reporting and accountability for energy, water, waste, recycling, and scope 1, 2, and 3 greenhouse gas emissions metrics—this system supports our 2030 operational sustainability goals.

To learn more about our sustainability programs and accomplishments, you may visit www.merit.com/about/corporate-sustainability/; however, the information on this website is not, and will not be deemed, a part of this report or incorporated into any other filings we make with the SEC.

Human Capital Management

As of December 31, 2021, we had 6,446 employees located in approximately 40 different countries in a variety of different roles. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management, and other positions to be critical to our overall long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development, career opportunities, and work environment. We invest in our people and cultivate a company culture committed to supporting a diverse and inclusive workforce.

Diversity and Inclusion. Our goal is to create a diverse and inclusive global culture that reflects the diversity of the customers we serve and encourages an environment where employees feel welcomed, respected, and valued. With this goal in mind, in late 2020 the Company hired its first Chief Human Resources Officer who, in part, has been charged with working with our leadership team to strengthen and enhance our diversity and inclusion efforts company wide. We are committed to providing equal opportunity in all aspects of employment. In the U.S., we are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law. Over 50% of our U.S. employee population identifies as non-white. To further promote a culture of inclusion, during 2021 we started the Women’s Leadership Initiative (“WLI”), our first ever affinity group led by women and open to all Merit employees. The WLI contributes to our long-term strategies by promoting a culture of diversity, equity and inclusion through (i) sponsoring professional development activities focused on overcoming barriers and restraints to the advancement of women’s careers, (ii) facilitating external interactions with organizations and thought leaders, and (iii) providing resources focused on improving diversity, equity, and inclusion.

Employee Engagement. The engagement of our workforce is critical to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently with our employees through a variety of communication methods, including video and written communications, town hall meetings, and our company intranet, and we acknowledge individual contributions to Merit by celebrating milestones of service in five-year increments. As a result of the COVID-19 pandemic, we strengthened our communication platforms. Our employee communications during the pandemic have kept our employees informed on critical priorities, important actions being taken by management in response to the pandemic, and continued efforts to protect employee health, safety and well-being. In addition, the human resource team expanded with the hiring of a Senior Director of Internal Communications, to specifically focus on improving employee communications.

Compensation and Benefits. Because our mission is to create innovative medical devices that improve lives, we aim to hire and develop employees who want to build something special through hard work, team effort, and commitment. That is why we provide all our employees with competitive benefit packages and strive to provide the most cost-effective medical benefits and wellness programs. As a result of our focus on competitive health and wellness benefits, we have achieved our seventh consecutive year of zero health care plan cost increases for our U.S. employees who participate in our group healthcare plans. Our benefits include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, paid parental leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development. In 2021, we hired our first ever Vice President of Global HR Operations to focus on global programs around employee performance, development and engagement. To improve employee performance, we have begun building out a global performance management program which will be officially launched in 2023 alongside our new human resources information system. Employee development programs are being executed at different regional and local levels with a focus on management and leadership development.

We have also invested time and resources to strengthen employee engagement. For example, we have partnered with Gallup, a global research and worldwide leader on the topic of engagement, to support efforts in understanding our employee sentiment worldwide. To accomplish this, we are developing a program for surveying employees on a regular basis and creating manager action plans based on the feedback of those surveys.

Community. Our employees are actively involved in their communities and supporting causes. At our headquarters, we provide an onsite garden where employees take part in growing and distributing produce to employees and to the local community. Employees also actively support causes by raising awareness and funds for non-profit organizations. Areas that our employees have supported in recent years include Breast Cancer Awareness Month, Heart Health Month, children’s charities and supporting those in need. In 2021, we resumed our support of humanitarian missions and medical education conferences, albeit in a limited fashion considering restrictions imposed in light of the COVID-19 pandemic. We were able to partner with the Heineman-Robicsek Medical Outreach group to provide critical products to support its medical mission to Belize. As the world continues to move forward considering the new normal presented by the COVID-

19 pandemic, we are anxious to resume our historical volume of support for bringing healthcare to underserved areas of the globe.

Wellness. Wellness is at the foundation of creating a positive employee experience. At our company headquarters in Utah, we have an onsite medical clinic available for our employees and their families where we provide preventative and general medical care. The clinic also currently provides employees with COVID-19 vaccination shots, boosters, and testing. In addition, we have a Chief Wellness Officer dedicated to designing programs and initiatives that support the physical, emotional, and mental health of our employees. This year, we launched a wellness committee and created a “Get Healthy” wellness program available to all sites across the globe. Programs include providing health information from health and nutrition experts, newsletters with wellness and nutrition tips, and activities promoting health and wellbeing such as walking groups. Some programs include suicide prevention awareness, on-site diabetes screenings, immunizations, lifestyle modification to prevent diseases, tobacco cessation, breast cancer awareness, and our Smart Choice meal program designed by our onsite nutritionist and chef to provide free heart healthy meals to employees in our Utah headquarters.

COVID-19 Response; Health and Safety. During the COVID-19 pandemic, the majority of our manufacturing employees have continued to work from our facilities, where we have adopted health screening, implemented social distancing and personal protective equipment requirements, enhanced food service, cleaning and sanitation procedures, and modified workspaces to reduce the potential for disease transmission, and implemented a COVID-19 vaccine mandate for our U.S. employees. Most employees who do not require access to our facility to perform their work have been working from home during the pandemic, without a significant impact to productivity.

Information Security

We maintain strong cybersecurity systems to guard against unauthorized access, malicious software, corruption of data, disruption of our networks and systems and unauthorized release of confidential information. We employ an experienced and dedicated information security team, follow industry best practices, and work with our employees globally to create awareness and mitigate cyber risk. On an ongoing basis, we assess risks and implement procedures and practices designed to improve the security, confidentiality, integrity and availability of our systems. We voluntarily engage third-party security auditors to test our systems and controls at least annually against the most widely recognized security standards and regulations. We have developed and continue to implement a continuing cyber awareness training program which is designed to increase awareness of cybersecurity threats throughout our company and reduce the risk of human error. We conduct periodic phishing testing on all our employees with e-mail access and emphasize information security in training events and programs we host throughout the year.

We have established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Our Board of Directors is responsible for enterprise risk management, including our approach to managing cybersecurity risk, and has delegated oversight responsibility to its Audit Committee. The Audit Committee regularly reviews information security risks and receives reports from our Chief Technology Officer and other members of the Company’s management regarding those risks. Under our framework, cybersecurity issues are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to our Board of Directors or its Audit Committee, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate. We maintain cyber insurance coverage that may, subject to policy terms, conditions and limitations, cover certain aspects of cybersecurity risks; however, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk. During the last three years, we have not experienced a material security breach and, as a result, we have not incurred any material expenses from such a breach. Furthermore, during such time, we have not been penalized or paid any amount under any information security breach settlement.

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

Business, Economic, Industry and Operational Risks

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing and could result in Russia and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The United Kingdom’s (“UK”) departure from the European Union (“EU”) (commonly known as “Brexit”) has created uncertainties affecting business operations in the UK, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in these markets. While we have taken proactive steps to mitigate possible disruption to our operations, we still could face increased costs, volatility in exchange rates, market instability and other risks, depending on the effects of existing and future agreements between the UK and EU regarding Brexit and the future EU/UK trading relationship.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

Termination or interruption of our supply relationships and increases in labor costs and the prices of our component parts, finished products, third-party services and raw materials, particularly petroleum-based products, is negatively impacting our business and could have a further adverse effect on our business, operations or financial condition.

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. If any of these sterilizers goes out of business or fails to comply with quality or regulatory requirements, we may be unable to find a suitable supplier to replace them. This could significantly delay or stop production and cause sales of such products to materially decline. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. We are experiencing a growing trend among suppliers of polymer resins to refuse to supply resin to the medical device manufacturers or to require such manufacturers to assume additional risks due to the potential for product liability claims. Additionally, there is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. The military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

The availability and price of these materials, parts, products and services are affected by a variety of factors beyond our control, including the willingness of suppliers to sell into the medical device industry, changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, liability concerns, climate change (including new and existing laws and regulations to address climate change), competition, import duties, tariffs, currency exchange rates and political uncertainty around the world. Our suppliers often pass some of their cost increases on to us, and if such increased costs are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have generally increased and may further increase if crude oil prices increase. Our transportation and service providers are typically able to pass any significant increases in oil prices on to us. Our costs may also be impacted by laws to increase minimum wages, including the potential increase to the federal minimum wage in the United States that has been recently proposed by the current administration.

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

Damage or interruption to our facilities or systems relating to manufacturing, distribution, research and development, or information technology because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, labor strikes, riots, cyber-attack, health epidemics and pandemics, unauthorized entry or other events could significantly disrupt our operations, the operations of suppliers and critical infrastructure. These events may also delay or prevent product manufacturing and shipment during the time required to repair, rebuild or replace the damaged facilities or systems. We have recently closed certain facilities and moved operations and resources to other facilities. As a result, this concentration of resources may further exacerbate the adverse effects of these events or make it more difficult for us to respond to the effects of these events. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. Although we maintain property damage and business interruption insurance coverage on our facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

The COVID-19 pandemic has created significant disruption and uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it will continue to negatively impact our business, results of operations and financial condition for the foreseeable future.

Numerous national, international, state and local jurisdictions have imposed, and may further impose, a variety of government orders and restrictions for their residents to control the spread of COVID-19. In 2020, such orders and restrictions caused significant alterations of our operations, work stoppages, slowdowns and delays, travel restrictions and event cancellations, among other effects, thereby significantly and negatively impacting our financial condition. In 2021, these conditions continued at varying levels throughout the year. Other disruptions that we experienced, which persist in various regions throughout the world, include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) supply chain delays and disruptions, logistical challenges and increased freight, transportation and other expenses; (iii) delays in regulatory approvals by governmental and regulatory bodies; (iv) reductions in spending by our customers; (v) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (vi) fluctuations in the availability of employees and potential employees; (vii) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers' capacity to manufacture our products; (viii) disruption of our research and development activities; and (ix) delays in ongoing studies and pre-clinical trials. Although some of these disruptions diminished in 2021, they may again return or further intensify their effect on our operations, whether as a direct result of the COVID-19 pandemic or other factors exacerbated by the effects of the COVID-19 pandemic.

In addition, elective procedures that use our products significantly decreased in number during much of 2020 as health care organizations around the world prioritized the treatment of patients with COVID-19 and reduced spending in other areas. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments (many of which use our products), be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. In 2021, these procedures resumed in many locations, and overall, we saw significant improvement in our business during 2021; however, it is unclear when or if a resurgence of COVID-19, or increased spread of its variants, may again cause a rise in severe infections and force authorities and customers to impose restrictions that will negatively impact our operations.

All of these factors have also caused or contributed to disruptions and delays in our logistics and supply chain, and we may continue to experience these disruptions and delays. The full extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and its variants. To the extent the COVID-19 pandemic continues to adversely affect our business, operations and financial results, it may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.

Strategic, Business Development and Employee Attraction and Retention Risks

We may be unable to successfully manage growth and maintain operational efficiencies.

Successful implementation and execution of our business strategy will require that we effectively manage our growth. As the Company grows, we are often faced with decisions to (i) expand certain product lines and discontinue others, (ii) open or expand new facilities and close others, (iii) allocate resources between new and established markets, or (iv) allocate resources between the expansion of organic business and the acquisition of new product lines. The outcome of each of these decisions is uncertain, and even with the exercise of excellent business judgment, results may not align with expectations because of the many factors listed in this section. In addition, our management will need to continue to implement changes in certain aspects of our business, improve our information systems, infrastructure and operations to respond to increased demand, attract and retain qualified personnel, and develop, train, and manage an increasing number of employees. We may not have the resources available to implement certain necessary changes, and as a result, growth may be delayed or we may not be able to take advantage of certain business opportunities. Growth has placed, and will likely continue to place, an increasing strain on our management, sales and other personnel, and on our financial, product design, marketing, distribution, technology and other resources. Any failure to manage growth effectively could have a material adverse effect on our business, operations or financial condition.

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

Regulatory, Litigation, Tax and Legal Compliance Risks

Regulations and trade policies implemented by foreign governments to reduce the costs of healthcare or promote business in their countries have caused, and are likely to continue to cause our sales to decline in such countries.

These regulations and policies result in increased costs, lower margins and lower sales than we would otherwise expect, which have a material adverse effect on our business, financial condition, results of operations, or cash flows. Our customers and suppliers may also be affected by these events, so even if we are not directly impacted, we may still experience lower demand for our products and increases in our manufacturing costs because of the effects these events may have on our customers and suppliers. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. This process has had a negative impact on our revenues in China and we expect it will continue to cause a decrease in the revenue we are able to generate in China.

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

In particular, we are currently conducting a large, multinational pivotal human clinical trial of the Wrapsody Endoprosthesis. A successful outcome of this trial is required to obtain approval from the FDA and some international regulatory agencies. However, there is no assurance that we will be able to obtain the necessary regulatory clearances or approvals for the Wrapsody Endoprosthesis or any other products on a timely basis or at all. Further, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. Delays in receipt of, or failure to obtain, regulatory clearances for any product enhancements or new products we develop would result in delayed or no realization of revenue from such product enhancements or new products and in substantial additional costs, which could decrease our profitability.

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

Our products are generally subject to regulatory requirements in foreign countries in which we sell them. We have experienced delays and expended significant resources in obtaining those approvals and clearances and we will likely continue to experience delays and uncertainty, and incur significant expenses, in obtaining those approvals or clearances.

In order to sell our products in foreign countries, generally we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals or clearances and the time required for regulatory review, vary from country-to-country. See our related discussion under Item 1. “Business – Regulation - Regulatory Approvals.”

In general, we intend to obtain MDR approvals for our principal products sold in the EU ahead of expiry dates; however for multiple reasons, including but not limited to changing business strategies, limited labor pool and contract resources, administrative delays, increased costs of obtaining MDR certification, availability of necessary data and Notified Body capacity, there will be some products that will not be fully compliant at the time of expiry. The additional time and resources required to obtain MDR certification has been a significant factor in, and will likely continue to influence, our decisions to discontinue sales and distribution of certain products in the EU.

Complying with and obtaining regulatory approval in foreign countries, including our efforts to comply with the requirements of the MDR, have caused and will likely continue to cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could have a material adverse impact our net sales, market share and operating profits from our international operations.

The medical device industry is subject to extensive scrutiny and regulation by governmental authorities and we are currently operating under a Corporate Integrity Agreement. If governmental authorities determine that we have violated laws, regulations or our Corporate Integrity Agreement, our company or our employees may be subject to various penalties, including civil or criminal penalties.

Our products and business activities are subject to rigorous regulation by the FDA and other federal, state and foreign governmental authorities. These authorities and domestic and foreign legislators continue to scrutinize the medical device industry. In recent years, the U.S. Congress, DOJ, OIG, SEC and the Department of Defense, as well as foreign counterparts, have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and product promotional practices.

In October 2020, we entered into a Settlement Agreement with the DOJ to resolve their investigation into our past marketing transactions and practices. Under the Settlement Agreement and related agreements, we paid $18.7 million (which includes interest and certain fees) in exchange for a release from liability for the alleged conduct. The settlement was also conditioned upon our entering into the CIA. Please refer to the discussion in Item 1. “Business  - Regulation - Corporate Integrity Agreement.” Even if we fully comply with the CIA, we have incurred, and anticipate that we will continue to incur, substantial costs in connection with the settlement and compliance with the CIA. It is unclear what impact the settlement has had and may have on our reputation. This matter has consumed a significant amount of our resources and management’s attention.

We anticipate that government authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to litigation and other adverse effects on our operations. If we fail to comply with applicable regulatory requirements, including the terms of the CIA, we may be subjected to a wide variety of sanctions and enforcement actions, including warning letters that require corrective action, injunctions, product seizures or recalls, suspension of product manufacturing, revocation of approvals, import or export prohibitions, exclusion from participation in government healthcare programs, civil fines and/or criminal penalties, which in turn may have a negative impact our business, results of operations, financial condition and ability to obtain financing on reasonable terms.

We are subject to laws targeting fraud and abuse in the healthcare industry, the violation of which could adversely affect our business or financial results.

Our operations are subject to various state and federal laws targeting fraud and abuse in the healthcare industry, including the federal Anti-Kickback Statute and other anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, any of which could harm our business or negatively impact our financial results. Allegations of such violations could lead to expensive and time-consuming investigations by government authorities and result in conviction of these violations or settlement costs and additional restrictions, like the CIA discussed above under Item 1. “Business – Regulation - Corporate Integrity Agreement.”

Furthermore, our contracts with government-sponsored healthcare entities are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

Our international operations make us subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions, and our failure, or the failure of our distributors and agents, to comply with these laws could subject us to civil and criminal penalties and adversely affect our business.

We currently conduct our business in various foreign countries, and we expect to continue to expand our foreign operations. As a result, we are subject to the FCPA, the U.K. Bribery Act, and similar anti-corruption laws in non-U.S. jurisdictions. These laws generally prohibit companies and their intermediaries from illegally offering things of value to any individual for the purpose of obtaining or retaining business.

Compliance with the FCPA and other anti-bribery laws presents challenges to our operations. Our policies mandate compliance with the FCPA and all other applicable anti-bribery laws. Further, we expect our employees, distributors, agents and others who work for us or on our behalf to comply with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. If our employees, distributors or agents violate the provisions of the FCPA or other anti-bribery laws, or even if there are allegations of such violations, we could be subject to investigations or civil and criminal penalties or other sanctions, which could have a material, adverse effect on our reputation, business, results of operations, financial condition or cash flows.

Limits on reimbursement imposed by governmental and other programs may adversely affect our business and results of operation.

We sell our products to hospitals and other healthcare providers around the world that typically receive reimbursement for the services provided to patients, which incorporate the use of our products, from third-party payers such as government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance programs. The ability of our customers to obtain adequate reimbursement for the health care procedures that use our products, such that the cost of our products is covered, is critical to our business. Limits on reimbursement imposed by such third-party payers may adversely affect our customers, such as hospitals, physicians and other healthcare providers, to purchase our products, which could adversely affect our business and results of operations.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In general, a third-party payer covers a medical procedure only when the plan administrator is satisfied that the product or procedure is reasonable and necessary to the patient’s treatment; however, for certain payers (such as foreign governments and some commercial insurers) the cost-effectiveness of the treatment may also be a condition. In addition, in the U.S., no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payers. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payer to payer and, in some cases, jurisdiction to jurisdiction. In addition, payers continually review new and existing technologies for possible coverage and can, without notice, deny, change or reverse coverage decisions or alter prior authorization requirements for new or existing products and procedures. We cannot provide assurance that we will be successful in any efforts we may potentially undertake to reverse such non-coverage or unfavorable coverage decisions. If we are not successful in reversing non-coverage or unfavorable coverage policies, or if third-party payers that currently cover or reimburse certain procedures involving the use of our products reverse, change or limit their coverage of such procedures in the future, or if other third-party payers issue similar policies or adopt similar practices, our business could be adversely impacted.

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse impact on our business.

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

Legal developments in foreign countries have created compliance uncertainty regarding certain transfers of personal data from certain countries to the U.S. or other foreign countries. For example, the GDPR, applies to the processing of personal data related to the activities of an establishment in the EU or to the processing of personal data of data subjects who are in the EU where this is related to products and services that we offer to EU users. The GDPR created a range of new compliance obligations, which could cause us to change our business practices, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of the total worldwide global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition, as discussed under Item 1. “Business – Regulation - Privacy and Security,” the PIPL, similar to the GDPR, applies to personal information processing activities outside of China if companies provide products or services to individuals in China or analyze and evaluate the behavior of individuals in China. If we fail to comply with the requirements of the PIPL, we could incur severe penalties, including a fine of up to RMB 50 million or 5% of our annual turnover in the preceding year and revocation of our license to do business in China. If we incur any of these penalties in the EU or China for violations of the GDPR or PIPL, our business and operations in those areas could be adversely affected and have a material adverse effect on our financial results.

Our failure to comply with applicable environmental, health and safety laws and regulations could affect our business, operations or financial condition.

We manufacture and assemble certain products that require the use of hazardous materials that are subject to various national, federal, state and local laws and regulations governing the protection of the environment, health and safety. Moreover, climate change and sustainability efforts and potential climate change regulations could lead to business interruption, significantly increased costs and other adverse consequences to our business. While the cost of compliance with such laws and regulations has not had a material adverse effect on our results of operations historically, compliance with future regulations may require additional capital investments or other expenses. Additionally, because we use a limited amount of hazardous and other regulated materials in our manufacturing processes, we are subject to certain risks of future liabilities, lawsuits and claims resulting from any substances we manufacture, dispose of or release. Certain environmental laws and regulations may impose “strict liability” for the conduct of, or conditions caused by, others, or for acts that were in non-compliance with all applicable laws at the time the acts were performed, rendering us liable without regard to our negligence or fault. Because of these laws, any accidental release may have an adverse effect on our business, operations or financial condition.

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

Our products are used in connection with invasive procedures and in other medical contexts that entail an inherent risk of product liability claims. If medical personnel or their patients suffer injury or death in connection with the use of our products, whether as a result of a failure of our products to function as designed, an inappropriate design, inadequate disclosure of product-related risks or information, improper use, or for any other reason, we could be subject to lawsuits seeking significant compensatory and punitive damages. Product liability claims may be brought by individuals or by groups seeking to represent a class. We have previously faced, and currently face, claims by patients claiming injuries from our products. To date, these claims have not resulted in material harm to our operations or financial condition. The outcome of this type of personal injury litigation is difficult to assess or quantify. We maintain product liability insurance; however, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. Moreover, any product liability claim brought against us could result in significant costs, divert our management’s attention from other business matters or operations, increase our product liability insurance rates, or prevent us from securing insurance coverage in the future. As a result, any lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

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

Our products are subject to medical device reporting regulations, which require us to report to the FDA information that reasonably suggests one of our products may have caused or contributed to a death or serious injury, or one of our products malfunctioned and, if the malfunction were to recur, this device or a similar device that we market would be likely to cause or contribute to a death or serious injury. Our obligation to report under the medical device reporting regulations is triggered on the date on which we become aware of information that reasonably suggests a reportable adverse event occurred. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or if the product characteristic that caused the adverse event is removed in time from our products. Inspections by the FDA or other regulators may reveal violations or instances of noncompliance under the QSRs and other post-market requirements. If we fail to comply with our medical device reporting obligations or commit a violation of these requirements, the FDA could issue warning letters or untitled letters, take administrative actions, commence criminal prosecution, impose civil monetary penalties, demand or initiate a product recall, seize our products, or delay the clearance of our future products. Other regulatory authorities could take similar actions within their jurisdictions.

Our employees, independent contractors, consultants, manufacturers and distributors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct, or unauthorized activities that violate the healthcare laws and regulations of the FDA and other federal, state and international authorities, manufacturing standards, and laws that require the true, complete and accurate reporting of financial information or data. We have adopted a code of business conduct and ethics, and a global anti-corruption policy, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties.

We may be a party to litigation in the course of our business or otherwise, which could affect our financial condition and results of operations.

We are routinely a party to or otherwise involved in legal proceedings, claims or other legal matters, arising in the course of our business. In particular, our company, our Chief Executive Officer and our Chief Financial Officer have been named in a complaint filed in the U.S. District Court for the Central District of California, which alleges violations of certain federal securities laws, and our company and certain of our officers and directors have been named in a related shareholder derivative proceeding filed in the U.S. District Court of the State of Utah. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although it is our intention to vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially adversely affect our financial condition, results of operations and cash flows.

Intellectual Property

We may not be able to effectively protect our intellectual property, which could harm our business and financial condition.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from infringing our intellectual property rights to produce competing products. We seek to protect our intellectual property rights through a combination of confidentiality and license agreements, maintaining certain trade secrets, and through registrations under patent, trademark, and copyright laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our intellectual property by consultants, vendors, former employees and current employees. Despite our efforts to restrict such unauthorized disclosure or use through nondisclosure agreements and other contractual restrictions, we may not be able to enforce these contractual provisions or we may incur substantial costs enforcing our legal rights.

Third parties may also develop similar or superior technology independently or by designing around our patents. In addition, the laws of some foreign countries do not offer the same level of protection for our intellectual property as the laws of the U.S. Further, no assurances can be given that any patent application we have filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate or meaningful protection against competitors or against similar technologies. All of our patents and copyrights will eventually expire and some of our patents, including patents protecting significant elements of our technology, will expire within the next several years.

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

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, trademarks, trade secrets, and confidential information. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Because of constant technological change in the medical device industry in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claim, with or without merit, could result in costly litigation, distract management from day-to-day operations and harm our brand or reputation, which in turn could harm our business or results of operations. If we are not successful in defending such claims, we could be required to (i) stop selling our products, (ii) redesign our products, (iii) discontinue the use of related trademarks, technologies or designs, (iv) pay damages or indemnification obligations, or (v) enter into royalty or licensing arrangements. Royalty or licensing arrangements that we may seek in such circumstances may not be available to us on commercially reasonable terms or at all and we may not be able to redesign applicable products in a way to avoid infringing the intellectual property rights of others. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has recently been, and may in the future be, volatile for various reasons, including those discussed in these risk factors. Other events that could cause volatility in our stock include, without limitation, variances in our financial results; analysts’ and other projections or recommendations regarding our common stock specifically or medical technology stocks generally; any restatement of our financial statements or any investigation of us by the SEC, DOJ, OIG, FDA, or another regulatory authority; actions taken by activist investors or other shareholders, significant litigation or a decline, or rise, of stock prices in capital markets generally.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

As our operations have grown outside the U.S., we have also become increasingly subject to market risk relating to foreign currency. Those fluctuations could have a negative impact on our margins and financial results. During 2021, 2020 and 2019, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in an increase in net sales of $10.3 million, a decrease in net sales of $1.3 million and a decrease in net sales of $13.5 million, respectively.

For the year ended December 31, 2021, $370.0 million, or 34.4%, of our net sales were denominated in foreign currencies, with our CNY- and Euro-denominated sales representing our largest currency risks to net sales. If the rate of exchange between foreign currencies declines against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those respective foreign currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

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

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Ireland and our principal office for Asian distribution located in Beijing, China. We also support our European operations from a distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease commercial space in India, Hong Kong, Italy, Dubai, Australia, Russia, Canada, Brazil, Malaysia, South Korea, Japan, South Africa, Singapore, Great Britain, Vietnam, Taiwan, New Zealand, Indonesia, and France, as well as in California and Texas. Our principal manufacturing and packaging facilities are located in Utah, Virginia, Texas, Ireland, Brazil, France, Singapore, Mexico, and The Netherlands. Our research and development activities are conducted principally at facilities located in Utah, California, Texas, Ireland, France, and Singapore.

Our total manufacturing, commercial, distribution, and research space is approximately 1.9 million square feet, of which approximately 1.0 million square feet is owned, and 0.9 million square feet is leased.

The following is a summary of the approximate square footage of our key facilities as of December 31, 2021:

Location	Main Purpose	Area (sq. ft.)
Utah	HQ, Manufacturing, Distribution, Research	724,170
Mexico	Manufacturing	196,690
Virginia	Manufacturing, Distribution	187,659
Ireland	Manufacturing, Research	139,680
The Netherlands	Distribution	136,501
Texas	Manufacturing, Research	94,000
Singapore	Manufacturing, Research	68,000
China	Distribution	47,513

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

Market Price for the Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MMSI.” As of February 24, 2022, the number of shares of our common stock outstanding was 56,572,579 held by approximately 100 shareholders of record, not including shareholders whose shares are held in securities position listings. We did not repurchase any shares during the years ended December 31, 2021, 2020 and 2019.

Performance

The following graph compares the performance of our common stock with the performance of the NASDAQ Stock Market (U.S. Companies), the NASDAQ US Benchmark TR Index, and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in common stock prices from December 31, 2016 to December 31, 2021. As a result of a change in the total return data made available to us through our third-party index provider, information for NASDAQ Stock Market (U.S. Companies) is provided only from December 31, 2016 through December 31, 2020, the last day this data was available from our third-party index provider. The broad equity market index that we intend to use going forward is the NASDAQ US Benchmark TR Index.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ Stock Market (U.S.), NASDAQ US Benchmark (TR)
and NASDAQ Stocks (SIC 3840-3849)
Dollar Value
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
395.36
249.16
235.09
229.84
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Date
Merit Medical Systems, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies
Surgical, Medical, and Dental Instruments and Supplies)

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
Merit Medical Systems, Inc.	$100.00	$163.02	$210.60	$117.81	$209.47	$235.09
NASDAQ Stock Market (U.S. Companies)	100.00	129.30	127.19	173.10	249.16	—
NASDAQ US Benchmark (TR)	100.00	121.38	114.77	150.55	182.57	229.84
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	174.54	196.96	241.61	353.35	395.36

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2016 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:      Performance graph data is complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes only Merit). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2022. Used with permission. All rights reserved. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6.Reserved

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

For the year ended December 31, 2021, we reported sales of $1.075 billion, up $110.9 million or 11.5%, compared to 2020 sales of $963.9 million.

Gross profit as a percentage of sales was 45.2% for the year ended December 31, 2021 as compared to 41.6% for the year ended December 31, 2020.

Net income for the year ended December 31, 2021 was $48.5 million, or $0.84 per share, as compared to net loss of ($9.8) million, or ($0.18) per share, for the year ended December 31, 2020.

During the years ended December 31, 2021 and 2020, the global COVID-19 pandemic impacted our business in various ways. In 2021, we observed a generally improving operating environment with fewer restrictions on elective and deferrable procedures leading to record sales of $1.075 billion, an increase of 11.5% from 2020, and 8.0% higher than 2019 sales of $994.9. Throughout the year we experienced notable variations in the pace of recovery across regions of the world influenced by the incidence and timing of COVID-19 infections and the associated governmental and patient responses.

We continue to focus our efforts to expand our presence in foreign markets, particularly Europe, Middle East and Africa (“EMEA”), China, Southeast Asia, Japan, Australia and Brazil, with the objective of capitalizing on additional market opportunities. In 2021, international sales were $465.9 million, or 43.3% of our net sales, up 12.6% from international sales of $413.8 million in 2020.

On November 10, 2020, we introduced a corporate transformation initiative known as “Foundations for Growth” with multi-year financial targets for growth and improved profitability for the three-year period ending December 31, 2023. As part of this initiative, we continue to review the need to consolidate facilities, strategically reduce operating expenses and incentivize our sales force to focus on products that will improve our financial performance. We have launched several initiatives to drive value creation for Merit, including SKU optimization, network consolidation, compensation and benefit programs, product line transfers and manufacturing initiatives. In the area of SKU rationalization, we have identified more than 2,000 products with revenues or gross margins which are below our targets, and in nearly all cases have moved customers to alternative products.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2021	2020	2019
Net sales	100%	100%	100%
Gross profit	45.2	41.6	43.5
Selling, general and administrative expenses	31.2	30.9	32.9
Research and development expenses	6.6	6.0	6.6
Legal settlement	0.9	1.9	—
Impairment charges	0.4	3.8	2.4
Contingent consideration expense (benefit)	0.3	(0.8)	(0.0)
Acquired in-process research and development expense	—	0.0	0.1
Income (loss) from operations	5.7	(0.2)	1.6
Income (loss) before income taxes	5.0	(1.4)	0.2
Net income (loss)	4.5	(1.0)	0.5

Sales

Listed below are the sales by product category within each operating segment for the years ended December 31, 2021, 2020 and 2019 (in thousands, other than percentage changes):

	% Change	2021	% Change	2020	% Change	2019
Cardiovascular
Peripheral Intervention	18.6%	$405,116	(2.7)%	$341,568	27.1%	$350,936
Cardiac Intervention	14.6%	320,641	(8.2)%	279,671	9.4%	304,797
Custom Procedural Solutions	(4.6)%	193,942	8.5%	203,196	3.9%	187,359
OEM	12.5%	123,528	(6.9)%	109,767	2.9%	117,889
Total	11.7%	1,043,227	(2.8)%	934,202	13.1%	960,981

Endoscopy
Endoscopy devices	6.2%	31,524	(12.4)%	29,673	1.8%	33,871

Total	11.5%	$1,074,751	(3.1)%	$963,875	12.7%	$994,852

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2021 were $1.043 billion, up 11.7%, when compared to the year ended December 31, 2020 of $934.2 million. Sales for the year ended December 31, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $63.5 million, or 18.6%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, embolotherapy, drainage, biopsy, angiography, access and intervention products.
(b)	Cardiac intervention products, which increased by $41.0 million, or 14.6%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management (including our Medallion® Syringes, which saw increased demand due to COVID-19 vaccination efforts) and angiography products.

(c)	OEM products, which increased by $13.8 million, or 12.5% from the corresponding period of 2020. This increase was driven primarily by sales of our cardiac rhythm management/electrophysiology (“CRM/EP”), angiography products and kits.

The foregoing increase in sales for the year ended December 31, 2021 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by ($9.3) million, or (4.6%) from the corresponding period of 2020. This decrease was driven primarily by decreased sales of our critical care products (including a ($15.9) million decrease in CulturaTM nasopharyngeal swab and test kit sales) and trays, offset partially by sales of kits.

Our cardiovascular sales for the year ended December 31, 2020 were $934.2 million, down (2.8%), when compared to the year ended December 31, 2019 of $961.0 million. Sales for the year ended December 31, 2020 were unfavorably affected by decreased sales of:

(a)	Cardiac intervention products, which decreased by ($25.1) million, or (8.2%) from the corresponding period of 2019. This decrease was driven primarily by decreased sales of our intervention, angiography and access products.
(b)	OEM products, which decreased by ($8.1) million, or (6.9%) from the corresponding period of 2019. This decrease was driven primarily by decreased sales of our CRM/EP products and coatings.
(c)	Peripheral intervention products, which decreased by ($9.4) million, or (2.7%) from the corresponding period of 2019. This decrease was driven primarily by decreased sales of our radar localization, vertebral compression fracture, biopsy, angiography and intervention products, offset partially by increased sales of drainage products.

The foregoing decrease in sales for the year ended December 31, 2020 was partially offset by increased sales of:

(d)	Custom procedural solutions products, which increased by $15.8 million, or 8.5% from the corresponding period of 2019. This increase was driven primarily by sales of our critical care products (including $19.1 million in sales of our Cultura nasopharyngeal swab and test kits used to collect and transport samples for COVID-19 testing), partially offset by decreased sales of kits.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2021 were $31.5 million, up 6.2%, when compared to sales for the year ended December 31, 2020 of $29.7 million. Sales for the year ended December 31, 2021 were favorably affected by increased sales of our Elation® Balloon Dilator and our EndoMAXX® fully covered esophageal stent. Our endoscopy sales for the year ended December 31, 2020 were $29.7 million, down (12.4%), when compared to sales for the corresponding period in 2019 of $33.9 million. Sales for the year ended December 31, 2020 were unfavorably affected by decreased sales of the NvisionVLE® Imaging System as a result of the suspension of our distribution agreement with NinePoint Medical, Inc. (“NinePoint”), as well as decreased sales of probes and certain stents.

Geographic Sales

Sales trends for the years ended December 31, 2021 and 2020 were influenced by the incidence and timing of COVID-19 infections and the associated governmental and patient responses, which varied between countries and regions in both the current and prior-year periods. Listed below are sales by geography for the years ended December 31, 2021, 2020 and 2019 (in thousands, other than percentage changes):

	% Change	2021	% Change	2020	% Change	2019
United States	10.7%	608,878	(4.5)%	550,061	16.0%	575,711
International	12.6%	465,873	(1.3)%	413,814	8.5%	419,141
Total	11.5%	$1,074,751	(3.1)%	$963,875	12.7%	$994,852

United States Sales: U.S. sales for the year ended December 31, 2021 were $608.9 million, or 56.7% of net sales, up 10.7% when compared to 2020. The increase in our domestic sales in 2021 was driven primarily by our U.S. direct and OEM businesses. U.S. sales for the year ended December 31, 2020 were $550.1 million, or 57.1% of net sales, down (4.5%) when compared to 2019. The decrease in our U.S. sales in 2020 was driven primarily by our U.S. direct, OEM and Endoscopy businesses.

International Sales. International sales for the year ended December 31, 2021 were $465.9 million, or 43.3% of net sales, up 12.6% when compared to 2020. The increase in our international sales during 2021 was primarily a result of higher sales in APAC, which increased 12.8% or $25.9 million, higher sales in EMEA, which increased 11.8% or $21.7 million, and higher rest of world sales which increased 16.2% or $4.5 million, compared to the corresponding period of 2020. International sales for the year ended December 31, 2020 were $413.8 million, or 42.9% of net sales, down (1.3%) from the year ended December 31, 2019. The decrease in our international sales during 2020 was primarily a result of lower sales in EMEA, which decreased (1.6%) or ($2.9) million and lower rest of world sales which decreased (8.7%) or ($2.6) million, compared to the corresponding period of 2019. Our sales in the Asia Pacific region were essentially flat year over year.

Our international sales are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations, calculated by using the applicable average foreign exchange rates for the prior year increased sales 1.1% for the year ended December 31, 2021 compared to 2020 and decreased sales (0.1%) for the year ended December 31, 2020 compared to 2019.

Gross Profit

Our gross profit as a percentage of sales was 45.2%, 41.6%, and 43.5% for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in gross profit as a percentage of sales for 2021, as compared to 2020, was primarily due to decreased amortization expense associated with acquisitions ($42.5 million in 2021 compared to $50.7 million in 2020), changes in product mix, improvements in manufacturing variances, and decreased obsolescence expense as a percentage of sales, partially offset by higher shipping and freight costs, among other factors. The decrease in gross profit as a percentage of sales for 2020, as compared to 2019, was primarily due to changes in product mix and increased obsolescence expense associated with lower forecasted demand for certain of our products as a result of the COVID-19 pandemic, partially offset by improvements in manufacturing variances from operational efficiencies, among other factors.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses increased $38.0 million, or 12.8%, for the year ended December 31, 2021 compared to 2020 and decreased ($29.5) million, or (9.0%), for the year ended December 31, 2020 compared to 2019. SG&A expenses as a percentage of sales were 31.2%, 30.9% and 32.9% for the years ended December 31, 2021, 2020 and 2019, respectively.

The increase in SG&A expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to labor-related costs, which increased due primarily to higher commissions and bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in 2020. During the year ended December 31, 2021, we incurred approximately $6 million of contract termination costs in SG&A to renegotiate certain terms of our September 1, 2017 share purchase agreement with IntelliMedical Technologies Pty. Ltd. (“IntelliMedical”) and $18.6 million of corporate transformation and restructuring costs, including consulting charges, in connection with our Foundations for Growth program.

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

Research and Development Expenses. Our research and development (“R&D”) expenses as a percentage of sales were 6.6%, 6.0% and 6.6% for the years ended December 31 2021, 2020, and 2019, respectively. R&D expenses increased by $13.7 million or 23.8% to $71.2 million for the year ended December 31, 2021, compared to $57.5 million in 2020. The increase in R&D expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to labor-related costs, which increased due to higher bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in the prior year. We also incurred increased clinical expenses for certain R&D projects (including our Wrapsody AV Access Efficacy Study) and higher expenses related to implementation of the MDR in the European Union.

R&D expenses decreased by ($8.1) million or (12.3%) to $57.5 million for the year ended December 31, 2020, compared to $65.6 million for the year ended December 31, 2019. The decrease in R&D expenses for the year ended December 31, 2020 was largely due to lower discretionary expenses (such as travel) and lower compensation expenses associated with headcount reductions and temporary salary reductions as a result of our expense reduction initiatives, as well as lower expenses as a result of a reduced number of research and development projects.

Legal Settlement. For the year ended December 31, 2021, we recorded approximately $10 million of net expense in connection with an agreement in principle to settle the securities class action lawsuit in December 2019 against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California (the “Class Action Litigation”). See Note 10 to our consolidated financial statements set forth in Item 8 of this report for additional detail regarding the Class Action Litigation and pending settlement. This expense includes $18.25 million of settlement related costs, net of $8.2 million of insurance proceeds. For the year ended December 31, 2020, we recorded $18.7 million of expense in connection with a settlement agreement with the United States Department of Justice (“DOJ”) to resolve the DOJ’s investigation of certain marketing and promotional practices.

Impairment Charges. For the year ended December 31, 2021 we recorded impairment charges of $4.3 million. These impairments included $1.6 million of intangible asset and $1.3 million of property and equipment due to the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc Limited (“ArraVasc”) and $1.4 million of impairments of certain right-of-use (“ROU”) operating lease assets due to site consolidation decisions and changes in our projected cash flows for the underlying lease assets.

For the year ended December 31, 2020 we recorded impairment charges of $36.5 million, which included $1.8 million related to certain ROU operating lease assets and property and equipment, $6.0 million related to equity investments and purchase options, and $28.7 million related to certain acquired intangible assets, which included a partial impairment charge of $8.2 million of intangible assets from our acquisition of STD Pharmaceutical Products Limited (“STD Pharmaceutical”), a partial impairment charge of $8.0 million of intangible assets from our acquisition of certain assets from Laurane Medical S.A.S, a partial impairment charge of $4.8 million related to our license agreements with ArraVasc, and other intangible asset impairments charges of $7.7 million related to intangible assets from our acquisition of certain assets from DirectACCESS Medical, LLC, in-process technology intangible assets of Sontina Medical LLC acquired in connection with our acquisition of certain divested assets from BD, and a customer list intangible asset from our acquisition of ITL Healthcare Pty Ltd (“ITL”).

For the year ended December 31, 2019 we recorded impairment charges of $23.8 million, including a $20.5 million write-off of our NinePoint note receivable and purchase option due to our assessment of the collectability of the note receivable and management’s decision not to exercise our option to purchase the business and $3.3 million of impairment charges of certain intangible assets based on changes in revenue expectations and restructuring.

Contingent Consideration Expense (Benefit). For the years ended December 31, 2021, 2020 and 2019, we recorded $3.2 million, ($8.0) million and ($0.2) million, respectively, of net contingent consideration expense (benefit) from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. The expense (benefit) in each fiscal year relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. During the years ended 2020 and 2019, we incurred in-process research and development charges of $0.3 million and $0.5 million, respectively associated with various asset acquisitions. We did not incur in-process research and development charges during the year ended December 31, 2021.

Operating Income (Loss)

Our operating profit by operating segment for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Operating Income (Loss)	2021	2020	2019
Cardiovascular	$53,415	$(7,042)	$25,780
Endoscopy	7,501	5,480	(10,346)
Total operating income (loss)	$60,916	$(1,562)	$15,434

Cardiovascular Operating Income (Loss). Our cardiovascular operating income for the year ended December 31, 2021 was $53.4 million, compared to cardiovascular operating loss of ($7.0) million for the year ended December 31, 2020. This increase in cardiovascular operating income was primarily related to higher sales and increased gross margin percentage, decreased legal settlement costs ($10 million in 2021, compared to $18.7 million in 2020) and decreased impairment charges within our cardiovascular operating segment ($4.3 million in 2021 compared to $36.5 million in 2020), partially offset by increased labor-related costs, approximately $6 million of contract termination costs to renegotiate certain terms of our share purchase agreement with IntelliMedical, increased corporate transformation costs, including consulting charges, in connection with our Foundations for Growth program and increased contingent consideration ($3.2 million of expense in 2021, compared to a benefit of ($8.0) million in 2020).

Our cardiovascular operating loss for the year ended December 31, 2020 was ($7.0) million, compared to operating income of $25.8 million for the year ended December 31, 2019. This decrease in cardiovascular operating income was primarily related to lower sales and decreased gross margin percentage during the COVID-19 pandemic, expenses of $18.7 million associated with our settlement with the DOJ, impairment charges within our cardiovascular operating segment ($36.5 million in 2020 compared to $3.3 million in 2019), partially offset by lower compensation and discretionary expenses resulting from cost cutting initiatives and our response to the COVID-19 pandemic and an increase in contingent consideration benefit from changes in the estimated fair value of contingent consideration liabilities associated with prior acquisitions.

Endoscopy Operating Income (Loss). Our endoscopy operating income for the year ended December 31, 2021 was $7.5 million, compared to operating income of $5.5 million for the year ended December 31, 2020. This increase in endoscopy operating income relative to 2020 was primarily due to higher sales and increased gross margin percentage, partially offset by increased labor-related costs.

Our endoscopy operating income for the year ended December 31, 2020 was $5.5 million, compared to an operating loss of ($10.3) million for the year ended December 31, 2019. This increase in endoscopy operating income relative to 2019 was primarily due to lower impairment expense in our endoscopy operating segment (none in 2020 compared to $20.5 million in 2019) and lower compensation and discretionary expenses related to cost-cutting initiatives from our response to the COVID-19 pandemic, offset partially by lower sales and lower gross margins, due in part to changes in product demand during the COVID-19 pandemic.

Other Income (Expense)

Our other expense for the years ended December 31, 2021, 2020 and 2019 was ($7.0) million, ($11.7) million, and ($13.2) million, respectively. The decrease in other expense for 2021 compared to 2020 was principally the result of decreased interest expense due to lower average debt balances and a lower average interest rate during 2021 partially offset by a gain of $0.5 million on the sale of the assets associated with our Hypotube™ product line in 2020.

The decrease in other expense for 2020 compared to 2019 was principally the result of decreased interest expense due to lower average debt balances and a lower average interest rate during 2020, a gain on the sale of our Hypotube product line in 2020, and increased interest income from notes receivable, partially offset by increased expense related to foreign currency remeasurement.

Effective Tax Rate

Our provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was a tax expense (benefit) of $5.5 million, ($3.4) million and ($3.3) million, respectively, which resulted in an effective income tax rate of 10.1%, 25.6%, and (148.6%), respectively. The decrease in the effective income tax rate for 2021 compared to 2020 was primarily the result of a change in the jurisdictional mix of earnings, additional benefit from stock-based compensation awards, as well as more foreign tax credits being utilized. The increase in the effective income tax rate for 2020 compared to 2019 was primarily the result of a pre-tax loss during the 2020 period, as well as a change in the jurisdictional mix of earnings.

Net Income (Loss)

Our net income (loss) for the years ended December 31, 2021, 2020 and 2019 was $48.5 million, ($9.8) million, and $5.5 million, respectively. The increase in net income for 2021, when compared to 2020, was primarily related to higher sales and increased gross margin percentage, as we observed an operating environment with fewer COVID-19 related restrictions throughout the year. Legal settlement costs decreased to $10 million in 2021, compared to $18.7 million in 2020, and impairment charges decreased to $4.3 million in 2021 compared to $36.5 million in 2020. This was partially offset by higher SG&A expenses due to higher labor-related costs, $6 million of contract termination costs to renegotiate certain terms of an acquisition agreement, increased corporate transformation costs, including consulting charges, in connection with our Foundations for Growth program, as well as contingent consideration expense of $3.2 million in 2021 compared to a benefit of ($8.0) million in 2020.

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

Liquidity and Capital Resources

Capital Commitments and Contractual Obligations

Our most significant contractual obligations as of December 31, 2021 included long-term debt of $243.1 million, of which $8.4 million is recorded in current liabilities, interest payments on this debt, operating lease liabilities of $72.2 million, of which $10.7 million is recorded in current liabilities, and contingent consideration liabilities of $48.2 million, of which $34.7 million is recorded in current liabilities. Additional information about these obligations is contained in Notes 8, 15 and 17 to our consolidated financial statements set forth in Item 8 of this report.

Cash Flows

At December 31, 2021 and 2020, we had cash and cash equivalents of $67.8 million and $56.9 million respectively, of which $55.7 million and $42.3 million, respectively, were held by foreign subsidiaries. We do not consider our foreign earnings to be permanently reinvested. As of December 31, 2021, approximately $1.9 million of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. There was no restricted cash for the year ended December 31, 2020. Cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2021 and 2020, we had cash and cash equivalents, including restricted cash, of $28.5 million and $15.5 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $147.2 million, $165.3 million and $77.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. Net cash provided by operating activities decreased $18.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income (loss) was $48.5 million and ($9.8) million for the years ended December 31, 2021 and 2020, respectively. This improvement in net income was offset by a decrease in the non-cash adjustment for the write-off of certain intangible and other long-term assets within the statement of cash flows of $4.4 million and $36.6 million for the years ended December 31, 2021 and 2020, respectively.

●	Cash provided by (used for) accounts receivable was ($8.6) million and $10.4 million for the years ended December 31, 2021 and 2020, respectively, due primarily to increases in sales volume,

●	Cash provided by (used for) other receivables was ($10.4) million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, due primarily to an increase in an insurance receivable associated with the agreement in principle to settle the Class Action Litigation,

●	Cash provided by (used for) inventories was ($25.2) million and $29.4 million for the years ended December 31, 2021 and 2020, respectively, due primarily to efforts to manage inventory levels to support the growth in sales and reduced production in the prior-year period during the economic downturn related to the COVID-19 pandemic, and

●	Cash provided by accrued expenses was $36.5 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively, related to increased labor-related cost accruals associated with higher commissions and bonus expense in the current-year period and a legal settlement accrual of $18.25 million in 2021 associated with the agreement in principle to settle the Class Action Litigation, among other items.

Net cash provided by operating activities increased $87.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Cash provided by (used for) accounts receivable was $10.4 million and ($17.9) million for the years ended December 31, 2020 and 2019, respectively, due primarily to decreases in sales volume and increased allowance due to economic uncertainty, and

●	Cash provided by (used for) inventories was $29.4 million and ($27.0) million for the years ended December 31, 2020 and 2019, respectively, due primarily to reduced production during the economic downturns related to the pandemic and efforts to manage inventory levels.

Cash flows used in investing activities. We used cash in investing activities of $37.2 million, $58.7 million, and $134.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We invested in capital expenditures for property and equipment of $27.9 million, $46.0 million, and $78.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Capital expenditures in each fiscal year were primarily related to investment in buildings, property and equipment to support development and production of new and expanded product lines and to facilitate growth in our distribution markets. These investments include construction of a new manufacturing and research and development facility in South Jordan, Utah completed in early 2020 and expansion of our manufacturing facility in Tijuana, Mexico to incorporate production of our biopsy and drainage products acquired from BD and other products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50-60 million in 2022 for buildings, property and equipment.

Cash outflows invested in acquisitions for the year ended December 31, 2021 were $7.2 million and were primarily related to $4.1 for the settlement of deferred payments and the working capital adjustment associated with our acquisition of KA Medical, LLC (“KA Medical”) completed in November 2020 and $2.7 million for an equity investment in FluidX Medical Technology, Inc. (“Fluidx”). Cash outflows invested in acquisitions for the year ended December 31, 2020 were $11.0 million and were primarily related to our acquisition of KA Medical. Cash outflows for acquisitions in 2019 were $53.9 million and were primarily related to our acquisition of Brightwater Medical, Inc. (“Brightwater”) and STD Pharmaceutical. For further discussion, refer to Note 3 to our consolidated financial statements set forth in Item 8 of this report.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the years ended December 31, 2021, 2020 and 2019 was ($98.4) million, ($95.7) million, and $33.5 million, respectively. In 2021 we decreased our net borrowings under our Third Amended Credit Agreement by $108.5 million and paid contingent consideration of $10.7 million, which is classified as a financing activity, principally related to our acquisition of Vascular Insights LLC (“Vascular Insights”). In 2020 we decreased our net borrowings by $88.4 million and paid contingent consideration of $13.1 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical Inc. (“Cianna Medical”). In 2019 we increased our net borrowings by $44.5 million to partially finance acquisitions and pay contingent consideration of $15.7 million, principally related to our Cianna Medical acquisition.

As of December 31, 2021, we had outstanding borrowings of $243.1 million and issued letter of credit guarantees of $3.5 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $490 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap (see Note 9 to our consolidated financial statements set forth in Item 8 of this report) and a variable floating rate of 1.10% on $168.1 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin. See Note 8 and Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding the Third Amended Credit Agreement, our long-term debt and our interest rate swaps.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements set forth in Item 8 of this report. While these significant accounting policies affect the reporting of our financial condition and results of operations, the SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. The following paragraphs identify our most critical accounting policies:

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment involves significant judgment, especially in the current environment due to uncertainties about the duration and impact of the COVID-19 pandemic. During our annual impairment test performed as of July 1, we utilized four reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of the amount, timing and duration of future cash flows, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2021, which was completed during the third quarter of 2021, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We first compare undiscounted cash flows to the carrying amount of the asset group to determine if impairment exists, and then determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. This analysis requires similar significant judgments as those discussed above regarding goodwill. In-process technology intangible assets, which are not subject to amortization until projects reach commercialization, are assessed for impairment at least annually and more frequently if events occur that would indicate a potential reduction in the fair value of the assets below their carrying value.

During the years ended December 31, 2021, 2020 and 2019, we identified indicators of impairment associated with certain acquired intangible assets within the asset groups based on our qualitative assessment. During the years ended December 31, 2021, 2020 and 2019 we recorded total impairment charges associated with intangible assets in our cardiovascular segment of $1.6 million, $28.7 million, and $3.3 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary factors driving impairment of certain intangible assets were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies, due in part to the economic impacts of the COVID-19 pandemic. See Note 5 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding impairments of intangible assets.

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

We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income (loss). Significant increases or decreases in our estimates and developments related to the COVID-19 pandemic could result in changes to the estimated fair value of our contingent consideration liability, as well as the result of changes in the timing and amount of revenue estimates and changes in the discount rate or periods. Our revenue milestone contingent liability associated with the November 2018 acquisition of Cianna Medical includes a sales growth multiplier, and our revenue milestones for the acquisition of Brightwater and Vascular Insights, LLC include payment thresholds. These and other similar contract features of our contingent consideration liabilities create sensitivity regarding the occurrence, timing, and amount of future payments.

For the years ended December 31, 2021, 2020 and 2019, we recognized contingent consideration expense (benefit) of $3.2 million, ($8.0) million and ($0.2) million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Changes in the fair value of our contingent consideration liabilities were primarily attributable to changes in anticipated sales growth in the acquired products and the anticipated timing of milestone payments. See Note 15 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding our contingent liabilities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Rate Risk

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2021, a portion of our net sales ($370.0 million, representing 34.4% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our principal market risk relates to changes in the value of the Chinese Yuan Renminbi (CNY) and Euro (EUR) relative to the U.S. Dollar (USD), with limited market risk relating to various other currencies. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. Our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge for Euro-denominated revenues. Accordingly, a strengthening of the U.S. Dollar against the Euro will generally have a positive effect on our operating income.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of December 31, 2021 and 2020, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $123.0 million and $168.2 million, respectively. We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2021 and 2020, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of $86.0 million and $74.8 million, respectively.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at December 31, 2021 and 2020 indicates that, if the U.S. Dollar strengthened or weakened by 10 percent against all currencies, it would have the following impact on the fair value of these contracts (in thousands):

	2021	2020
10% Strengthening	$3,470	$2,768
10% Weakening	$(3,470)	$(2,768)

Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction or net exposure. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional discussion of our foreign currency forward contracts.

Interest Rate Risk

As discussed in Note 8 to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2021, we had outstanding borrowings of $243.1 million under the Third Amended Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo Bank, with a notional amount of $75 million, to fix the one-month LIBOR rate at 1.71% for the period from July 6, 2021 to July 31, 2024. This interest rate swap is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.7 million annually for each one percentage point change in the average interest rate under these borrowings.

Certain of the interest rates applicable to our Third Amended Credit Agreement, and applicable to hedging instruments we have purchased to offset interest rate risk under our Third Amended Credit Agreement, are LIBOR-based. We anticipate replacement rates will be identified, as provided for in our Third Amended Credit Agreement, as LIBOR-based rates become unavailable.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Other Long-term Obligations - Contingent Consideration Liability – Refer to Notes 1, 7, and 15 to the financial statements

Critical Audit Matter Description

Certain of the Company’s past business combinations involve the potential for payment of future contingent consideration, generally based on a percentage of future product revenues or upon attaining specified future revenue milestones. As of December 31, 2021, the Company has recorded $48.2 million of contingent consideration liabilities of which $41.7 million are based on revenue milestones. Contingent consideration liabilities are re-measured at the estimated fair value at each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss). During the year ended December 31, 2021, the Company recorded an expense of $3.2 million for the estimated change in fair value of contingent consideration liabilities. Included within contingent consideration liabilities is a liability for the estimated earn-out payment based on a revenue growth multiplier specified in the agreement from the November 2018 acquisition of Cianna Medical, Inc. The fair value of this revenue milestone contingent consideration liability was estimated using a Monte Carlo simulation model, which is a complex valuation methodology with inputs that include revenue projections and a discount rate.

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
March 1, 2022
We have served as the Company’s auditor since 1988.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
ASSETS	2021	2020

Current assets:
Cash and cash equivalents	$67,750	$56,916
Trade receivables — net of allowance for credit losses — 2021 — $6,767 and 2020 — $5,313	152,301	146,641
Other receivables	17,763	7,774
Inventories	221,922	198,019
Prepaid expenses and other current assets	16,149	13,120
Prepaid income taxes	3,550	3,688
Income tax refund receivables	2,777	3,549
Total current assets	482,212	429,707

Property and equipment:
Land and land improvements	25,287	28,400
Buildings	190,044	188,878
Manufacturing equipment	277,976	268,894
Furniture and fixtures	61,446	61,586
Leasehold improvements	46,341	48,800
Construction-in-progress	51,182	46,889
Total property and equipment	652,276	643,447
Less accumulated depreciation	(280,618)	(260,719)
Property and equipment — net	371,658	382,728

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2021 — $234,016 and 2020 — $193,164	276,833	318,059
Other — net of accumulated amortization — 2021 — $65,053 and 2020 — $56,943	42,436	49,856
Goodwill	361,741	363,533
Deferred income tax assets	6,080	4,597
Right-of-use operating lease assets	65,913	78,240
Other assets	41,421	37,676
Total other assets	794,424	851,961

Total assets	$1,648,294	$1,664,396

See notes to consolidated financial statements.	(continued)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020

Current liabilities:
Trade payables	$55,624	$49,837
Accrued expenses	159,014	111,944
Current portion of long-term debt	8,438	7,500
Short-term operating lease liabilities	10,668	12,903
Income taxes payable	2,536	2,820
Total current liabilities	236,280	185,004

Long-term debt	234,397	343,722
Deferred income tax liabilities	31,503	33,312
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	932	1,016
Deferred compensation payable	18,111	16,808
Deferred credits	1,815	1,923
Long-term operating lease liabilities	61,526	70,941
Other long-term obligations	23,584	52,748
Total liabilities	608,495	705,821

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued	—	—
Common stock, no par value; shares authorized — 2021 and 2020 - 100,000; issued and outstanding as of December 31, 2021 - 56,570 and December 31, 2020 - 55,623	641,533	606,224
Retained earnings	406,257	357,803
Accumulated other comprehensive loss	(7,991)	(5,452)
Total stockholders’ equity	1,039,799	958,575

Total liabilities and stockholders’ equity	$1,648,294	$1,664,396

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	2021	2020	2019
Net sales	$1,074,751	$963,875	$994,852
Cost of sales	589,418	562,698	562,486
Gross profit	485,333	401,177	432,366

Operating expenses:
Selling, general and administrative	335,690	297,724	327,274
Research and development	71,247	57,537	65,615
Legal settlement	10,036	18,684	—
Impairment charges	4,283	36,504	23,750
Contingent consideration expense (benefit)	3,161	(7,960)	(232)
Acquired in-process research and development	—	250	525
Total operating expenses	424,417	402,739	416,932

Income (loss) from operations	60,916	(1,562)	15,434

Other income (expense):
Interest income	769	604	(291)
Interest expense	(5,261)	(9,994)	(12,413)
Other expense — net	(2,507)	(2,279)	(537)
Total other expense — net	(6,999)	(11,669)	(13,241)

Income (loss) before income taxes	53,917	(13,231)	2,193

Income tax expense (benefit)	5,463	(3,388)	(3,258)

Net income (loss)	$48,454	$(9,843)	$5,451

Earnings (loss) per common share
Basic	$0.86	$(0.18)	$0.10
Diluted	$0.84	$(0.18)	$0.10

Weighted average shares outstanding
Basic	56,145	55,434	55,075
Diluted	57,359	55,434	56,235

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	2021	2020	2019
Net income (loss)	$48,454	$(9,843)	$5,451
Other comprehensive income (loss):
Cash flow hedges	5,965	(9,523)	(5,456)
Income tax benefit (expense)	(1,489)	2,365	1,404
Foreign currency translation adjustment	(7,704)	7,786	(18)
Income tax benefit (expense)	689	(786)	61
Total other comprehensive loss	(2,539)	(158)	(4,009)
Total comprehensive income (loss)	$45,915	$(10,001)	$1,442

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
BALANCE — January 1, 2019	54,893	$571,383	$363,425	$(2,033)	$932,775
Net income			5,451		5,451
Reclassify deferred gain on sale-leaseback upon adoption of ASC 842			93		93
Reclassify stranded tax effects upon adoption of ASU 2018-02			(748)	748	—
Other comprehensive loss				(4,009)	(4,009)
Stock-based compensation expense		9,382			9,382
Options exercised	288	4,930			4,930
Issuance of common stock under Employee Stock Purchase Plans	35	1,415			1,415
Shares surrendered in exchange for exercise of stock options	(3)	(93)			(93)
BALANCE — December 31, 2019	55,213	587,017	368,221	(5,294)	949,944
Net loss			(9,843)		(9,843)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses			(575)		(575)
Other comprehensive loss				(158)	(158)
Stock-based compensation expense		13,433			13,433
Options exercised	442	6,948			6,948
Issuance of common stock under Employee Stock Purchase Plans	30	1,159			1,159
Shares surrendered in exchange for payment of payroll tax liabilities	(23)	(866)			(866)
Shares surrendered in exchange for exercise of stock options	(39)	(1,467)			(1,467)
BALANCE — December 31, 2020	55,623	606,224	357,803	(5,452)	958,575
Net income			48,454		48,454
Other comprehensive loss				(2,539)	(2,539)
Stock-based compensation expense		14,579			14,579
Options exercised	883	20,374			20,374
Issuance of common stock under Employee Stock Purchase Plans	18	1,112			1,112
Shares issued from time-vested restricted stock units	59	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(10)	(576)			(576)
Shares surrendered in exchange for exercise of stock options	(3)	(180)			(180)
BALANCE — December 31, 2021	56,570	$641,533	$406,257	$(7,991)	$1,039,799

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,454	$(9,843)	$5,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,066	94,070	92,100
Gain on sale of business	—	(517)	—
Loss on sales and/or abandonment of property and equipment	1,303	2,159	115
Write-off of certain intangible assets and other long-term assets	4,412	36,609	25,563
Acquired in-process research and development	—	250	525
Amortization of right-of-use operating lease assets	11,718	12,746	12,256
Fair value adjustments to contingent consideration	3,161	(7,960)	(232)
Amortization of deferred credits	(108)	(130)	(139)
Amortization of long-term debt issuance costs	604	604	721
Deferred income taxes	(4,631)	(11,295)	(12,436)
Stock-based compensation expense	16,090	14,339	9,382
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(8,618)	10,425	(17,900)
Other receivables	(10,418)	1,668	1,787
Inventories	(25,183)	29,429	(27,044)
Prepaid expenses and other current assets	(3,555)	(446)	(1,239)
Prepaid income taxes	125	(162)	128
Income tax refund receivables	739	(339)	(2,247)
Other assets	(1,670)	(3,511)	(5,141)
Trade payables	6,050	333	(2,295)
Accrued expenses	36,462	4,603	4,719
Income taxes payable	(119)	(86)	(351)
Long-term income taxes payable	—	—	(45)
Liabilities related to unrecognized tax benefits	314	(576)	(794)
Deferred compensation payable	1,303	1,953	3,635
Operating lease liabilities	(12,410)	(12,659)	(11,970)
Other long-term obligations	(858)	3,606	3,264
Total adjustments	98,777	175,113	72,362
Net cash provided by operating activities	147,231	165,270	77,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(27,939)	(45,988)	(78,173)
Intangible assets	(2,834)	(3,288)	(3,324)
Proceeds from the sale of property and equipment	1,037	42	920
Proceeds from sale of business	—	1,285	—
Cash received for settlement of note receivable	2,000	250	—
Issuance of note receivable	(2,254)	—	—
Cash paid in acquisitions, net of cash acquired	(7,171)	(10,953)	(53,904)
Net cash used in investing activities	$(37,161)	$(58,652)	$(134,481)

See notes to consolidated financial statements.	(continued)

	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$21,306	$6,635	$6,252
Proceeds from issuance of long-term debt	98,421	68,625	246,659
Payments on long-term debt	(206,921)	(157,000)	(202,159)
Long-term debt issuance costs	—	—	(1,479)
Contingent payments related to acquisitions	(10,665)	(13,100)	(15,740)
Payment of taxes related to an exchange of common stock	(576)	(866)	—
Net cash provided by (used in) financing activities	(98,435)	(95,706)	33,533
Effect of exchange rates on cash	(801)	1,684	96
Net increase (decrease) in cash and cash equivalents	10,834	12,596	(23,039)

CASH AND CASH EQUIVALENTS:
Beginning of period	56,916	44,320	67,359
End of period	$67,750	$56,916	$44,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $480, $813 and $1,290, respectively)	$5,261	$10,077	$12,434
Income taxes	8,828	8,918	12,069

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,558	$2,180	$7,952
Current note receivable converted to equity investment	—	899	—
Proceeds from sale of business in other receivables	—	321	—
Acquisition purchases in accrued expenses and other long-term obligations	—	4,358	10,541
Merit common stock surrendered (3, 39 and 3 shares, respectively) in exchange for exercise of stock options	180	1,467	93
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,524	10,938	10,637

See notes to consolidated financial statements.	(concluded)

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

Principles of Consolidation. The consolidated financial statements include our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts.

Cash and Cash Equivalents. We consider interest-bearing deposits with an original maturity date of three months or less to be cash equivalents. As of December 31, 2021, approximately $1.9 million of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. There was no restricted cash for the year ended December 31, 2020.

Receivables. Trade accounts receivable are recorded at the net invoice value and are not interest-bearing. An allowance for credit losses on trade receivables is recorded based on our expectation of credit losses and is based upon our historical bad debt experience, current economic conditions, expectations of future economic conditions and management’s evaluation of our ability to collect individual outstanding balances. Once collection efforts have been exhausted and a receivable is deemed to be uncollectible, such balance is charged against the allowance for credit losses.

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

Goodwill and Intangible Assets. We test goodwill balances for impairment on an annual basis as of July 1 or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. During our annual impairment test, we utilize four reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.

Finite-lived intangible assets including developed technology, customer lists, distribution agreements, license agreements, trademarks and patents are subject to amortization. Intangible assets are amortized over their estimated useful life on a straight-line basis, except for customer lists, which are generally amortized on an accelerated basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We compare the carrying value of the asset group to the undiscounted cash flows expected to result from the asset group and determine whether the carrying amount is recoverable. We determine the fair value of each asset group based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities.

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

Depreciation expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $34.5 million, $35.4 million, and $31.4 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled $19.1 million and $17.1 million at December 31, 2021 and 2020, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of $18.1 million and $16.8 million at December 31, 2021 and 2020, respectively, to reflect the liability to our employees under this plan.

Other Assets. Other assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Deferred compensation plan assets	$19,126	$17,074
Investments in privately held companies	14,711	12,043
Long-term notes receivable	2,345	2,196
Other	5,239	6,363
Total	$41,421	$37,676

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

Other Long-term Obligations. Other long-term obligations as of December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Contingent consideration liabilities	$13,500	$36,917
Other long-term obligations	10,084	15,831
Total	$23,584	$52,748

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income (loss) for the years ended December 31, 2021, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities, such as sales tax and value-added taxes. We present these taxes on a net basis.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. The fair value of our performance stock units linked to total shareholder return is estimated using Monte-Carlo simulations. Compensation expense is adjusted each period based on the grant-date fair value and the number of shares that are probable of being awarded based on the performance conditions of the awards. Restricted stock units are valued based on the closing stock price on the date of grant. Cash-settled share-based awards, or liability awards, are remeasured at fair value each reporting period until the awards are settled. Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $16.1 million, $14.3 million and $9.4 million, respectively (see Note 12).

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

New Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of December 31, 2021, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following table presents sales by operating segment disaggregated based on product category and geographic region for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended			Year Ended			Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	United States	International	Total	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$244,459	$160,657	$405,116	$211,999	$129,569	$341,568	$226,788	$124,148	$350,936
Cardiac Intervention	122,452	198,189	320,641	108,109	171,562	279,671	115,604	189,193	304,797
Custom Procedural Solutions	108,068	85,874	193,942	110,269	92,927	203,196	99,659	87,700	187,359
OEM	104,436	19,092	123,528	91,826	17,941	109,767	101,065	16,824	117,889
Total	579,415	463,812	1,043,227	522,203	411,999	934,202	543,116	417,865	960,981

Endoscopy
Endoscopy devices	29,463	2,061	31,524	27,858	1,815	29,673	32,595	1,276	33,871

Total	$608,878	$465,873	$1,074,751	$550,061	$413,814	$963,875	$575,711	$419,141	$994,852

3.ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS

2021 Acquisitions

During September 2021, we paid $2.7 million to acquire series A preferred shares of Fluidx Medical Technology, Inc. ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased $2 million of participating preferred shares during 2019. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of 15.0% of the outstanding stock.

2020 Acquisitions

On November 6, 2020, we entered into a unit purchase agreement to acquire KA Medical, LLC (“KA Medical”). Subject to the terms and conditions of the unit purchase agreement, we paid $14.6 million in cash, net of cash acquired, including adjustments for working capital and deferred payments of $4 million. KA Medical developed the Micro Plug Set, a self-expanding nitinol vascular occlusion device, which is FDA-cleared and CE marked. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material for the years ended December 31, 2021 and 2020. Acquisition-related costs associated with the KA Medical acquisition, which were included in selling, general and administrative expenses, were not material. During the fourth quarter of 2021, certain immaterial measurement period adjustments were recorded to our purchase price allocation. The purchase price was allocated as follows (in thousands):

Assets Acquired
Trade receivables	$24
Other receivables	13
Inventories	211
Property and equipment	298
Other long-term assets	10
Intangible assets
Developed technology	6,000
Goodwill	8,570
Total assets acquired	15,126

Liabilities Assumed
Trade payables	(31)
Accrued expenses	(507)
Total liabilities assumed	(538)

Total net assets acquired	$14,588

We are amortizing the developed technology intangible asset acquired from KA Medical over 17 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. We do not deem the pro forma effects to our consolidated results of operations of the KA Medical acquisition to be material.

2019 Acquisitions

On October 11, 2019, we entered into a subscription and shareholders’ agreement to acquire 3,900 ordinary shares and 1,365 C ordinary shares of Selio Medical Limited ("Selio"), an option to purchase all ordinary shares in Selio throughout a 45-day period commencing from the date Selio receives FDA Section 510(k) approval of a medical device it is currently developing, and an option to purchase all remaining shares on the third anniversary date of the agreement if we elect to purchase all ordinary shares. The shares of stock we acquired, which represent an ownership interest of 19.5%, have been recorded as an equity investment accounted for at cost because we are not able to exercise significant influence over the operations of Selio. The investment and purchase option of $2.6 million are reflected within other assets in the accompanying consolidated balance sheets. In addition, we have loans to Selio of $2.5 million, reflected within other assets, including funding of an additional loan commitment of €2 million during the year ended December 31, 2021. Amounts outstanding under the loans accrue interest at a rate of 5% per annum. All amounts outstanding under the loans become due and payable at the first anniversary of the expiration of our option to purchase all ordinary shares.

On August 1, 2019, we entered into a share purchase agreement to acquire Fibrovein Holdings Limited, which is the owner of 100% of the capital stock of STD Pharmaceutical Products Limited, a UK private company engaged in the manufacture, distribution and sale of pharmaceutical sclerotherapy products (“STD Pharmaceutical”). The purchase consideration consisted of an upfront payment of $13.7 million, net of cash acquired. We also recorded a contingent consideration liability of $934,000 related to royalties potentially payable pursuant to the terms of the share purchase agreement. We accounted for this acquisition as a business combination.

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

The sales and results of operations related to the STD Pharmaceutical and Brightwater acquisitions have been included in our cardiovascular segment and were not material for the years ended December 31, 2021, 2020 and 2019. It is not practical to separately report earnings related to these acquisitions, as we cannot split out sales costs related solely to the products acquired, principally because our sales representatives sell multiple products within our cardiovascular business segment. Acquisition costs related to the STD Pharmaceutical and Brightwater acquisitions, which were included in selling, general and administrative expenses, were not material. Goodwill related to these acquisitions arises principally from synergies and economies of scale anticipated upon consolidation of operations and is not expected to be deductible for income tax purposes. We do not deem the pro forma effects to our consolidated results of operations of the STD Pharmaceutical and Brightwater acquisitions to be material.

4.INVENTORIES

Inventories at December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Finished goods	$132,403	$110,933
Work-in-process	22,160	19,308
Raw materials	67,359	67,778
Total inventories	$221,922	$198,019

5.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Goodwill balance at January 1	$363,533	$353,193
Effect of foreign exchange	(2,078)	1,941
Additions and adjustments as the result of acquisitions	286	8,399
Goodwill balance at December 31	$361,741	$363,533

Total accumulated goodwill impairment losses aggregated to $8.3 million as of December 31, 2021 and 2020. We did not have any goodwill impairments for the years ended December 31, 2021, 2020 and 2019. The total goodwill balance as of December 31, 2021 and 2020 is related to our cardiovascular segment.

Other intangible assets at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,349	$(8,315)	$18,034
Distribution agreements	3,250	(2,519)	731
License agreements	12,663	(7,768)	4,895
Trademarks	30,242	(15,256)	14,986
Customer lists	34,985	(31,195)	3,790
Total	$107,489	$(65,053)	$42,436

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$23,669	$(6,460)	$17,209
Distribution agreements	3,250	(2,319)	931
License agreements	14,453	(6,647)	7,806
Trademarks	30,273	(12,414)	17,859
Customer lists	35,154	(29,103)	6,051
Total	$106,799	$(56,943)	$49,856

Aggregate amortization expense for the years ended December 31, 2021, 2020 and 2019 was $49.6 million, $58.6 million and $60.7 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2021 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022	$48,195
2023	47,101
2024	44,165
2025	42,396
2026	31,843

During the years ended December 31, 2021, 2020 and 2019, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment that carrying amounts may not be recoverable, which required us to then complete a quantitative impairment assessment. The primary indicators of impairment were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies, due in part to the economic impacts of the COVID-19 pandemic in 2021 and 2020.

During the year ended December 31, 2021, we recorded total impairment charges related to our intangible assets of $1.6 million for the remaining carrying value of ArraVasc license agreements.

During the year ended December 31, 2020, we recorded total impairment charges related to our intangible assets of $28.7 million which included a partial impairment charge of $8.2 million of intangible assets from our acquisition of STD Pharmaceutical, a partial impairment charge of $8.0 million of intangible assets from our acquisition of certain assets from Laurane Medical S.A.S, a partial impairment charge of $4.8 million related to our license agreements with ArraVasc Limited, and other intangible asset impairments charges of $7.7 million related to intangible assets from our acquisition of certain assets from DirectACCESS Medical, LLC, in-process technology intangible assets of Sontina Medical LLC acquired in connection with our acquisition of certain divested assets from Becton, Dickinson and Company, and a customer list intangible asset from our acquisition of ITL Healthcare Pty Ltd (“ITL”).

During the year ended December 31, 2019, we recorded impairment charges related to our amortizing intangible assets from our acquisitions of certain assets from Distal Access, LLC, Lazarus Medical Technologies, LLC, and Pleuratech ApS for a total of $3.3 million. The impairment charges recorded in 2021, 2020, and 2019 all pertained to our cardiovascular segment and are reflected within impairment charges in our consolidated statements of income (loss).

6.INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The $2.2 trillion economic stimulus bill contains numerous tax law changes. We evaluated the tax changes to determine what provisions would apply to us. As permitted by the CARES Act, we have deferred payment of the employer’s portion of social security payroll tax payments and made a payment equal to one half of the deferred amount during the year ended December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, income (loss) before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2021	2020	2019
Domestic	$21,328	$(32,216)	$(37,277)
Foreign	32,589	18,985	39,470
Total	$53,917	$(13,231)	$2,193

The components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Current expense (benefit):
Federal	$808	$(937)	$479
State	806	437	662
Foreign	8,480	8,407	8,037
Total current expense (benefit)	10,094	7,907	9,178

Deferred expense (benefit):
Federal	(468)	(2,688)	(8,111)
State	(1,845)	(4,524)	(3,523)
Foreign	(2,318)	(4,083)	(802)
Total deferred expense (benefit)	(4,631)	(11,295)	(12,436)

Total income tax expense (benefit)	$5,463	$(3,388)	$(3,258)

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income (loss) for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020 (1)	2019 (1)
Computed federal income tax expense (benefit) at applicable statutory rate of 21%	$11,323	$(2,778)	$461
State income tax benefit	(283)	(1,448)	(2,241)
Tax credits	(2,507)	(2,391)	(1,064)
Tax effect of international items	(281)	4,705	1,325
Uncertain tax positions	401	(455)	(574)
Deferred compensation insurance assets	(413)	(290)	(493)
Stock-based compensation	(5,571)	(1,822)	(1,659)
Valuation allowance	—	1,257	—
DOJ settlement	—	1,890	—
Remeasurement of state deferred taxes	(526)	(1,765)	—
Non-deductible expenses	2,455	1,077	1,320
Remeasurement of contingent consideration liabilities	733	(1,185)	(87)
Other — including the effect of graduated rates	132	(183)	(246)
Total income tax expense (benefit)	$5,463	$(3,388)	$(3,258)

(1) Amounts for the years ended December 31, 2020 and 2019 in the table above have been updated for presentation and comparative purposes

Deferred income tax assets and liabilities at December 31, 2021 and 2020, consisted of the following temporary differences and carry-forward items (in thousands):

	2021	2020 (1)
Deferred income tax assets:
Allowance for credit losses on trade receivables	$1,494	$1,198
Accrued compensation expense	11,063	9,694
Inventory differences	4,887	3,161
Net operating loss carryforwards	14,833	18,622
Stock-based compensation expense	6,388	7,360
Operating lease assets	13,431	15,182
Federal R&D tax credit	5,003	3,607
UT R&D Credit	4,126	3,484
Other	9,939	11,126
Total deferred income tax assets	71,164	73,434

Deferred income tax liabilities:
Prepaid expenses	(1,047)	(1,078)
Property and equipment	(20,797)	(20,671)
Intangible assets	(42,888)	(47,178)
Foreign withholding tax	(5,575)	(5,358)
Operating lease liabilities	(11,938)	(13,855)
Other	(3,556)	(3,796)
Total deferred income tax liabilities	(85,801)	(91,936)
Valuation allowance	(10,786)	(10,213)
Net deferred income tax liabilities	$(25,423)	$(28,715)

Reported as:
Deferred income tax assets	$6,080	$4,597
Deferred income tax liabilities	(31,503)	(33,312)
Net deferred income tax liabilities	$(25,423)	$(28,715)
(1)	Amounts for the year ended December 31, 2020 in the table above have been updated for presentation and comparative purposes

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards, non-US net operating loss carryforwards, and capital loss carryforwards for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $573,000 during the year ended December 31, 2021, increased by $5.6 million during the year ended December 31, 2020, and decreased by $345,000 during the year ended December 31, 2019.

As of December 31, 2021, we had U.S federal net operating loss carryforwards of $45.6 million, which were generated by Cianna Medical, Vascular Access Technologies, Inc., DFINE Inc., Biosphere Medical, Inc., and Brightwater prior to our acquisition of these companies. These net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. If unused $34.5 million of the NOLs will expire between 2025 and 2037. Of the NOLs incurred post-2017, $11.1 million can be carried forward indefinitely. We anticipate that we will utilize all current net operating loss carryforwards prior to their expiration dates over the next 14 years.  We utilized a total of $21.3 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2021.

As of December 31, 2021, we had $22.8 million of non-U.S. net operating loss carryforwards, of which $21.9 million have no expiration date and $879,000 expire at various dates through 2030. Non-U.S. net operating loss carryforwards utilized during the year ended December 31, 2021 were not material.

We do not consider our foreign earnings to be permanently reinvested. Consequently, we have recorded tax expense of $288,000, $228,000 and $638,000 for foreign withholding taxes on unremitted foreign earnings during the years ended December 31, 2021, 2020 and 2019, respectively.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2015.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2021, including interest and penalties, was $2.0 million, of which $2.0 million would favorably impact our effective tax rate if recognized. At December 31, 2021, $1.0 million of the total liability was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet. The total liability for unrecognized tax benefits at December 31, 2020, including interest and penalties, was $2.0 million, of which $1.6 million would favorably impact our effective tax rate if recognized. At December 31,2020, $627,000 of the total liability was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet. As of December 31, 2021 and 2020, we had accrued $322,000 and $276,000 respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2021, 2020 and 2019, our liability for unrecognized tax benefit was increased (decreased) for interest and penalties by $46,000, ($90,000), and ($7,000), respectively. It is reasonably possible that within the next 12 months the total liability for unrecognized tax benefits may change, net of potential decreases due to the expiration of statutes of limitation, up to $86,000.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Unrecognized tax benefits, opening balance	$1,674	$2,161	$2,947
Gross increases (decreases) in tax positions taken in a prior year	82	115	(244)
Gross increases in tax positions taken in the current year	316	283	229
Lapse of applicable statute of limitations	(437)	(885)	(771)
Unrecognized tax benefits, ending balance	$1,635	$1,674	$2,161

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

7.ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Payroll and related liabilities	$59,435	$41,023
Current portion of contingent liabilities	34,735	18,833
Advances from employees	201	259
Accrued rebates payable	11,271	9,532
Accrued legal settlement	18,250	—
Other accrued expenses	35,122	42,297

Total	$159,014	$111,944

8.REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Principal balances outstanding under our long-term debt obligations as of December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Term loans	$133,125	$140,625
Revolving credit loans	110,000	211,000
Less unamortized debt issuance costs	(290)	(403)
Total long-term debt	242,835	351,222
Less current portion	8,438	7,500
Long-term portion	$234,397	$343,722

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

As of December 31, 2021, we believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement.

As of December 31, 2021, we had outstanding borrowings of $243.1 million and issued letter of credit guarantees of $3.5 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $490 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 1.10% on $168.1 million. Our interest rate as of December 31, 2020 was a fixed rate of 2.37% on $175 million as a result of an interest rate swap and a variable floating rate of 1.40% on $176.6 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin.

Certain of the interest rates applicable to our Third Amended Credit Agreement, and applicable to hedging instruments we have purchased to offset interest rate risk under our Third Amended Credit Agreement, are LIBOR-based. We anticipate replacement rates will be identified, as provided for in our Third Amended Credit Agreement, as LIBOR-based rates become unavailable.

Future Payments

Future minimum principal payments on our long-term debt as of December 31, 2021, are as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
2022	$8,438
2023	11,250
2024	223,437
Total future minimum principal payments	$243,125

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

At December 31, 2021 and 2020, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swap at December 31, 2021 was a liability of $1.4 million, partially offset by $0.4 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2020 was a liability of $4.4 million, partially offset by $1.1 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income (loss) and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of foreign currencies.

We enter into approximately 100 cash flow foreign currency hedges every month. As of December 31, 2021 and 2020, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $123.0 million and $168.2 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of December 31, 2021 and 2020, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $86.0 million and $74.8 million, respectively.

Balance Sheet Presentation of Derivatives. As of December 31, 2021 and 2020, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,326	$1,777
Foreign currency forward contracts	Other assets (long-term)	179	424

(Liabilities)
Interest rate swaps	Accrued expenses	—	(896)
Interest rate swaps	Other long-term obligations	(1,447)	(3,462)
Foreign currency forward contracts	Accrued expenses	(2,288)	(5,281)
Foreign currency forward contracts	Other long-term obligations	(502)	(866)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$736	$877

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(856)	(2,120)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income ("OCI") in our consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	Year Ended December 31,
Derivative instrument	2021	2020	2019
Interest rate swaps	$1,402	$(6,131)	$(2,830)
Foreign currency forward contracts	(1,521)	(5,516)	(587)

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on AOCI and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Consolidated Statements			Amount of Gain/(Loss)
	of Income (Loss)			reclassified from AOCI
	Year Ended December 31,			Year ended December 31,
Location in statements of income	2021	2020	2019	2021	2020	2019
Interest expense	$(5,261)	$(9,994)	$(12,413)	$(1,509)	$(872)	$2,040
Revenue	1,074,751	963,875	994,852	(5,592)	36	577
Cost of sales	(589,418)	(562,698)	(562,486)	1,017	(1,288)	(578)

All other amounts included in earnings related to designated cash flow hedges are immaterial.

As of December 31, 2021, ($1.4) million or ($1.0) million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of December 31, 2021, ($1.0) million, or ($0.7) million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the years presented (in thousands):

		Year ended December 31,
Derivative Instrument	Location in statements of income (loss)	2021	2020	2019
Foreign currency forward contracts	Other income (expense)	$(1,598)	$(2,190)	$(307)

See Note 15 for additional information about our derivatives.

10.COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution centers, office space, equipment, vehicles, and land. See Note 17 for disclosures regarding these operating leases.

Royalties. As of December 31, 2021, we had entered into a number of agreements to license or acquire rights to certain intellectual property which require us to make royalty payments during the term of the agreements generally based on a percentage of sales. During the years ended December 31, 2021, 2020 and 2019, total royalty expense approximated $7.6 million, $7.1 million and $6.7 million, respectively. Minimum contractual commitments under royalty agreements to be paid within twelve months of December 31, 2021 were not significant. See Note 15 for discussion of future royalty commitments related to acquisitions.

Litigation. In the ordinary course of business, we are involved in various claims and litigation matters. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Securities Litigation

On December 5, 2019, the Bucks County Employees Retirement Fund filed a complaint against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California (the “California Central District Court”), individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. On February 24, 2020, the court appointed the City of Atlanta Police Pension Fund, the Atlanta Firefighters’ Pension Fund, and the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as Lead Plaintiffs. This action is now captioned In re Merit Medical Systems, Inc. Securities Litigation (Master File No. 8:19-cv-02326-DOC-ADS). On June 30, 2020, Lead Plaintiffs filed a consolidated class action complaint for violations of federal securities laws against Merit, our Chief Executive Officer and our Chief Financial Officer in the California Central District Court, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. The consolidated class action complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified damages, costs and attorneys’ fees, and equitable relief.

In November 2021  we entered into an agreement in principle to settle the consolidated securities class action lawsuit. The proposed settlement calls for a payment of $18.25 million in resolution of all claims asserted against Merit and all other defendants. Approximately $8.2 million of the settlement payment is expected to be satisfied with proceeds of available insurance. The terms of the proposed settlement provide for a full release of all claims against all defendants, including Merit and its officers, and contain no admission of liability, wrongdoing or responsibility by any of the defendants. On January 3, 2022, the California Central District Court entered an Order Preliminarily Approving Settlement and Providing for Notice of the Settlement. The California Central District Court has scheduled a further settlement hearing for April 13, 2022, for the purpose of addressing objections raised to the settlement, if any. The settlement remains subject to final approval by the California Central District Court and is subject to the satisfaction of customary conditions. There can be no assurance that the final settlement agreement will be approved by the California Central District Court. A final, non-appealable closure of the litigation could take several months. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of Europe, Middle East and Africa (“EMEA,”) and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. We intend to vigorously defend against the lawsuit. The proceeding was stayed until February 19, 2022, subject to the right of either party to seek to lift or extend the stay. We have not received an indication of plaintiff’s intentions subsequent to the expiration of the stay, although the parties have engaged in mediation in an attempt to resolve the dispute. We have not recorded an expense related to this matter because any potential loss is not reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

DOJ Settlement

In addition to the foregoing matters, on October 13, 2020, we entered into a Settlement Agreement with the United States Department of Justice (“DOJ”) to resolve the DOJ’s investigation into past marketing and promotional practices of the Company. Under the Settlement Agreement, we agreed to pay settlement payments in the aggregate of $18 million plus interest and enter into a Corporate Integrity Agreement with the U.S. Office of Inspector General. In total, we paid $18.7 million in settlement payments, interest and additional expenses associated with the Settlement Agreement, including fees paid to settle claims of the relator’s counsel. Our failure to comply with the obligations of the Settlement Agreement or Corporate Integrity Agreement could result in monetary penalties and our exclusion from federal health care programs. In the event of unexpected further developments, it is possible that the ultimate outcome of any of the foregoing matters, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

11.EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except per share amounts):

	2021	2020	2019
Net income (loss)	$48,454	$(9,843)	$5,451
Average common shares outstanding	56,145	55,434	55,075
Basic EPS	$0.86	$(0.18)	$0.10

Average common shares outstanding	56,145	55,434	55,075
Effect of dilutive stock awards	1,214	—	1,160
Total potential shares outstanding	57,359	55,434	56,235
Diluted EPS	$0.84	$(0.18)	$0.10

Equity awards excluded as the impact was anti-dilutive (1)	799	4,216	1,750
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTIONS AND WARRANTS.

Our stock-based compensation primarily consists of the following plans:

2018 Long-Term Incentive Plan. In June 2018, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan, which was subsequently amended effective December 14, 2018 (the “2018 Incentive Plan”) to supplement the Merit Medical Systems, Inc. 2006 Long-Term Incentive plan (the "2006 Incentive Plan"). The 2018 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards (including performance stock units). Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options typically vest on an annual basis over a three to five-year life with a contractual life of seven years. At our annual meeting, held June 17, 2021, our shareholders approved the addition of 3,000,000 shares to the 2018 Incentive Plan. As of December 31, 2021, a total of 3,205,529 shares remained available to be issued under the 2018 Incentive Plan.

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted, and our shareholders approved, the 2006 Incentive Plan. As of December 31, 2021, the 2006 Incentive Plan was no longer being used for new equity award grants. However, as of December 31, 2021, options granted under this plan were still outstanding, vesting, and being exercised and will continue to be outstanding until the vesting periods end and the terms of the equity awards expire.

Employee Stock Purchase Plan. We have a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2026. At our annual meeting, held June 17, 2021, our shareholders approved the addition of 100,000 shares to our ESPP. As of December 31, 2021, the total number of shares of common stock that remained available to be issued under our non-qualified plan was 121,959 shares. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the common stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Cost of sales
Nonqualified stock options	$1,476	$1,357	$1,289
Research and development
Nonqualified stock options	1,343	1,157	961
Selling, general and administrative
Nonqualified stock options	6,678	7,332	7,132
Performance-based restricted stock units	3,525	2,829	—
Restricted stock units	1,557	758	—
Cash-settled performance-based share-based awards ("Liability Awards")	1,511	906	—
Total selling, general and administrative	13,271	11,825	7,132

Stock-based compensation expense before taxes	$16,090	$14,339	$9,382

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

As of December 31, 2021, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $26.5 million and is expected to be recognized over a weighted average period of 2.5 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted were estimated using the following assumptions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.5% - 1.1%	0.3% - 1.7%	1.4% - 2.6%
Expected option term	4.0 years	4.0 - 5.0 years	3.0 - 5.0 years
Expected dividend yield	—	—	—
Expected price volatility	46.1% - 46.7%	38.7% - 45.1%	28.7% - 39.4%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined based upon the historical volatility for our stock. We recognize compensation expense for options on a straight-line basis over the service period, which corresponds to the vesting period. During the years ended December 31, 2021, 2020 and 2019, approximately 716,000, 329,000 and 1.2 million nonqualified stock option grants were made, respectively, for a total fair value of $17.5 million, $4.5 million and $20.9 million.

The table below presents information related to stock option activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Total intrinsic value of stock options exercised	$36,086	$11,733	$9,910
Cash received from stock option exercises	20,194	5,481	4,837
Excess tax benefit from the exercise of stock options	5,571	1,815	1,654

Changes in stock options for the year ended December 31, 2021, consisted of the following (shares and intrinsic value in thousands):

	Number	Weighted Average	Remaining Contractual	Intrinsic
	of Shares	Exercise Price	Term (in years)	Value
Beginning balance	3,942	$35.98
Granted	716	66.60
Exercised	(883)	23.08
Forfeited/expired	(135)	47.60
Outstanding at December 31	3,640	44.70	3.90	$67,868
Exercisable	1,762	35.86	2.80	46,601
Ending vested and expected to vest	3,537	44.32	3.85	67,063

The weighted average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $24.38, $13.70 and $16.78, respectively.

Stock-Settled Performance-Based Restricted Stock Units (“PSUs”) and Time-Vested Restricted Stock Units (“RSUs”)

Since 2020 we have granted PSUs to certain of our executive officers. Conversion of PSUs occurs at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. In 2020, our Board of Directors amended PSUs granted in 2020 with a one-year performance period to adjust the performance targets and reduce the maximum FCF multiplier to 100% for the one-year awards, which lowered the potential shares of our common stock to be granted pursuant to the one-year awards by 25,415 shares. We accounted for this amendment in accordance with ASC 718 as a “Type I” modification.

The payout for each PSU is equal to one share of common stock multiplied by a FCF multiplier (between 0% and 100% in the case of the 2020 one-year awards, as amended, or 0% and 200% in the case of all other PSU awards) and a rTSR multiplier (between 75% and 125%). PSUs convey no shareholder rights unless and until shares are issued in settlement of the award. We use Monte-Carlo simulations to estimate the grant-date fair value of the PSUs linked to total shareholder return. Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved.

We grant RSUs to our non-employee directors, which are subject to continued service through the vesting date, which is one year from the date of grant. The expense recognized for RSUs is equal to the closing stock price on the date of grant, which is recognized over the vesting period.

Changes in PSUs and RSUs for the year ended December 31, 2021, consisted of the following:

	PSUs			RSUs
			Weighted Average		Weighted Average
	Stock Units		Grant Date	Stock Units	Grant Date
	(In Thousands)	(1)	Fair Value	(In Thousands)	Fair Value
Beginning nonvested balance	102		$43.63	34	$42.98
Granted	103		61.39	26	61.77
rTSR adjustment	5	(2)	43.43	—	—
Vested	(26)		43.43	(34)	42.98
Forfeited	(21)		52.56	—	—
Nonvested balance at December 31	163		53.71	26	61.77
(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier. The actual number of shares which vest is determined based on the satisfaction of performance conditions and the application of an rTSR multiplier between 75% and 125%.
(2)	Represents the application of an rTSR multiplier of 125% to awards vested in 2021 based on the performance of our common stock and the terms of the awards.

The following table summarizes PSUs and RSUs granted during the years ended December 31, 2021, 2020 and 2019 (units and shares in thousands):

	2021	2020		2019
PSUs
Target units granted	52	61		—
Maximum units granted (1)	103	102	(3)	—
Maximum potential shares (1)(2)	129	127	(3)	—
Weighted average grant date fair value	$61.39	$43.63		N/A
RSUs
Units granted	26	34		—
Weighted average grant date fair value	$61.77	$42.98		N/A
(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier.
(2)	Includes the impact of the maximum potential rTSR multiplier of 125%.
(3)	Includes the impact of the 2020 amendment which reduced the maximum FCF multiplier for one-year awards from 200% to 100%.

During the year ended December 31, 2021, there were approximately 26,000 shares that vested under PSUs, prior to the reduction of shares withheld to satisfy tax withholding obligations. Vested shares were calculated based upon achievement of the maximum performance multiplier, as amended, of 100% and an rTSR multiplier of 125%. There were no shares that vested under PSUs during the years ended December 31, 2020 and 2019. During the year ended December 31, 2021 there were approximately 34,000 shares that vested under RSUs. There were no shares that vested under RSUs during the years ended December 31, 2020 and 2019.

The fair value of each PSU was estimated as of the grant date using the following assumptions for awards granted in the years ended December 31, 2021 and 2020:

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

As of December 31, 2021, the total remaining unrecognized compensation cost related to stock-settled performance stock units and restricted stock units, net of expected forfeitures, was $4.4 million and $0.7 million, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 0.5 years, respectively.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the years ended December 31, 2021 and 2020, we granted liability awards to our Chief Executive Officer. These awards entitle him to cash payments equal to a total target cash incentive of $1.0 million and $1.0 million, respectively, multiplied by rTSR and FCF multipliers, as defined in the award agreements. In 2020, our Board of Directors amended the liability awards with a one-year performance period. The potential maximum payout of these liability awards is 125% of the target cash incentive for the 2020 one-year award, as amended, and 250% of the target cash incentive for all other liability awards, resulting in a total potential maximum payout of $2.5 million and $2.1 million for liability awards granted during the years ended December 31, 2021 and 2020, respectively. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. The fair value of these awards is remeasured at each reporting period until the awards are settled. As of December 31, 2021, our recorded liabilities associated with these awards was $2.0 million, and we had remaining unrecognized compensation cost related to cash-settled performance-based share-based awards of $1.7 million, which is expected to be recognized over a weighted average period of 1.6 years. During 2021, we paid $417,000 in connection with liability awards, and no awards were forfeited. There were no liability awards vested or forfeited in the years ended December 31, 2020 or 2019.

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

During the years ended December 31, 2021, 2020 and 2019, we had international sales of $465.9 million, $413.8 million and $419.1 million, respectively, or 43%, 43% and 42%, respectively, of net sales. Our largest international markets include China, Japan, Germany, France and the United Kingdom, with China representing our most significant international sales market with sales of $138.2 million, $113.2 million, and $113.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. International sales are attributed based on location of the customer receiving the product.

Our long-lived assets (which are comprised of our net property and equipment) by geographic area at December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
United States	$275,311	$277,643	$273,816
Ireland	39,863	42,951	44,912
Other foreign countries	56,484	62,134	60,057
Total	$371,658	$382,728	$378,785

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Net Sales
Cardiovascular	$1,043,227	$934,202	$960,981
Endoscopy	31,524	29,673	33,871
Total net sales	1,074,751	963,875	994,852

Operating Income (Loss)
Cardiovascular	53,415	(7,042)	25,780
Endoscopy	7,501	5,480	(10,346)
Total operating income (loss)	60,916	(1,562)	15,434

Total other expense - net	(6,999)	(11,669)	(13,241)
Income tax expense (benefit)	5,463	(3,388)	(3,258)

Net income (loss)	$48,454	$(9,843)	$5,451

Total assets by operating segment at December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Cardiovascular	$1,635,676	$1,654,866	$1,745,057
Endoscopy	12,618	9,530	12,264
Total	$1,648,294	$1,664,396	$1,757,321

Total depreciation and amortization by operating segment for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Cardiovascular	$83,000	$93,160	$91,151
Endoscopy	1,066	910	949
Total	$84,066	$94,070	$92,100

Total capital expenditures for property and equipment by operating segment for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	2021	2020	2019
Cardiovascular	$27,557	$45,803	$77,631
Endoscopy	382	185	542
Total	$27,939	$45,988	$78,173

14.EMPLOYEE BENEFIT PLANS

We have defined contribution plans covering all U.S. full-time adult employees and certain of our foreign employees. Our contributions to these plans are discretionary in certain countries, including the U.S. In September 2019, we ceased discretionary contributions to certain of our defined contribution plans and subsequently reinstated those contributions in May 2021. Total expense for contributions made to these plans for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $3.9 million and $6.6 million, respectively.

15.FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2021 and 2020, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, long-term (1)	$(1,447)	$—	$(1,447)	$—
Foreign currency contract assets, current and long-term (2)	$2,241	$—	$2,241	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,646)	$—	$(3,646)	$—
Contingent consideration liabilities	$(48,234)	$—	$—	$(48,234)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liabilities, current and long-term (1)	$(4,358)	$—	$(4,358)	$—
Foreign currency contract assets, current and long-term (2)	$3,078	$—	$3,078	$—
Foreign currency contract liabilities, current and long-term (3)	$(8,267)	$—	$(8,267)	$—
Contingent consideration liabilities	$(55,750)	$—	$—	$(55,750)
(1)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid and other assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. Contingent consideration liabilities are re-measured to fair value at each reporting period, with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss). We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Beginning balance	$55,750	$76,709
Contingent consideration expense (benefit)	3,161	(7,960)
Contingent payments made	(10,665)	(13,100)
Effect of foreign exchange	(12)	101
Ending balance	$48,234	$55,750

As of December 31, 2021, $13.5 million was included in other long-term obligations and approximately $34.7 million was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. As of December 31, 2020, $36.9 million was included in other long-term obligations and $18.8 was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. Cash paid to settle contingent consideration liabilities recognized at fair value as of the acquisition date has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities includes the following significant unobservable inputs at December 31, 2021 and 2020 (amounts in thousands):

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,870	Discounted cash flow	Discount rate	13% - 16%	14.7%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$41,671	Monte Carlo simulation	Discount rate	7.5% - 12.5%	8.2%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,693	Scenario-based method	Discount rate	2.6%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2020	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$4,545	Discounted cash flow	Discount rate	12% - 15%	13.5%
			Projected year of payments	2021-2034	2026

Revenue milestones contingent liability	$46,305	Monte Carlo simulation	Discount rate	7.5% - 12%	9.0%
			Projected year of payments	2021-2030	2022

Regulatory approval contingent liability	$4,900	Scenario-based method	Discount rate	1%
			Probability of milestone payment	100%
			Projected year of payment	2021-2024	2022
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

The contingent consideration liabilities are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. An increase (decrease) in either the discount rate or the time to payment, in isolation, may result in a significantly lower (higher) fair value measurement. A decrease (increase) in the probability of any milestone payment may result in lower (higher) fair value measurements. Our determination of the fair value of contingent consideration liabilities could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in fair value to operating expenses in our consolidated statements of income (loss).

Contingent Payments to Related Parties. During the years ended December 31, 2020 and 2019, we made contingent payments of approximately $800,000 and $1.0 million to a current director of Merit and former shareholder of Cianna Medical which we acquired in 2018. We made no such payments in 2021. In 2022, the Company expects to make additional payments consistent with prior years. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a director of Merit. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. During the years ended December 31, 2021, 2020 and 2019, we had losses of $1.6 million, $28.7 million and $3.3 million, respectively, related to certain acquired intangible assets (see Note 5).

Right of Use Operating Lease Assets. During the years ended December 31, 2021 and 2020, we identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses during the years ended December 31, 2021 and 2020 of $1.4 million and $1.5 million, respectively, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses in both periods were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease asset and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify a lessee, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the property. The ROU operating lease asset impairment losses in both 2021 and 2020 pertained to our cardiovascular segment.

Property and Equipment. During the year ended December 31, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment. During the year ended December 31, 2020, we had losses of $359,000 related to the measurement of certain property and equipment measured at fair value based on restructuring activities associated with the suspension of our distribution agreement with NinePoint, which pertained to our endoscopy segment.

Equity Investments, Purchase Options and Notes Receivable. During the year ended December 31, 2020, we recognized $2.5 million of impairment expense related to our equity method investment in the 19.5 percent ownership in preferred shares of Fusion Medical, Inc. (“Fusion”) due to uncertainty about future product development and commercialization associated with the technologies and a charge of $3.5 million related to Bluegrass Vascular due to our decision not to exercise our option to purchase the company. Our equity investments in privately held companies, including options to acquire these companies, were $14.7 million and $12.0 million at December 31, 2021 and 2020, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Prior to the adoption of ASU 2016-13 on January 1, 2020, we assessed the credit support available for notes receivable and the value of any underlying collateral to determine if there were any other-than temporary impairments. Credit losses represent the difference between the present value of cash flows expected to be collected on these notes receivable and the amortized cost basis. For the year ended December 31, 2019, we recorded impairment charges of $20.5 million due to our write-off of our NinePoint note receivable and purchase option due to our assessment of the collectability of the note receivable and management’s decision not to exercise our option to purchase this business. We also wrote off $1.6 million of accrued interest related to the note receivable reported in interest income in the consolidated statements of income (loss) for the year ended December 31, 2019. We recorded interest income of $0.4 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively, for partial recoveries of this interest.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $2.3 million and $2.2 million, as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had an allowance for current expected credit losses of $199,000 and $730,000, respectively, associated with these notes receivable and in 2020 our contractual obligation to extend credit to Selio, which they exercised during the year ended December 31, 2021. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities. During the year ended December 31, 2021, we collected $2.8 million from Bluegrass Vascular which represents the entire principal balance and all accrued interest.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Beginning balance	$730	$—
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses	—	575
Provision for credit loss - expense (benefit)	(531)	155
Ending balance	$199	$730

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
January 1, 2019	$3,522	(5,555)	(2,033)

Other comprehensive income (loss)	(3,417)	(18)	(3,435)
Income taxes	1,404	61	1,465
Reclassifications to:
Revenue	(577)		(577)
Cost of sales	578		578
Interest expense	(2,040)		(2,040)
Net other comprehensive income (loss)	(4,052)	43	(4,009)

Reclassification of stranded tax effects [1]	748		748

December 31, 2019	218	(5,512)	(5,294)

Other comprehensive income (loss)	(11,647)	7,786	(3,861)
Income taxes	2,365	(786)	1,579
Reclassifications to:
Revenue	(36)		(36)
Cost of sales	1,288		1,288
Interest expense	872		872
Net other comprehensive income (loss)	(7,158)	7,000	(158)

December 31, 2020	(6,940)	1,488	(5,452)

Other comprehensive income (loss)	(119)	(7,704)	(7,823)
Income taxes	(1,489)	689	(800)
Reclassifications to:
Revenue	5,592		5,592
Cost of sales	(1,017)		(1,017)
Interest expense	1,509		1,509
Net other comprehensive income (loss)	4,476	(7,015)	(2,539)

December 31, 2021	$(2,464)	$(5,527)	$(7,991)
(1)	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02.

17.LEASES

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms ranging from less than one year to approximately 28 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate ROU assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of December 31, 2021 recorded on our consolidated balance sheet are related to our cardiovascular segment.

From time to time, we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the years ended December 31, 2021, 2020 and 2019 was not significant.

The following was included in our consolidated balance sheet as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Assets
ROU operating lease assets	$65,913	$78,240

Liabilities
Short-term operating lease liabilities	$10,668	$12,903
Long-term operating lease liabilities	61,526	70,941
Total operating lease liabilities	$72,194	$83,844

During the year ended December 31, 2015, we entered into sale and leaseback transactions to finance certain production equipment for $2.0 million. At that time, we deferred the gain from the sale and leaseback transaction, of which $93,000 remained as of December 31, 2018. As part of the adoption of ASC 842, we wrote-off the deferred gain as an adjustment to equity through retained earnings as of January 1, 2019.

We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Net lease cost for the years ended December 31, 2021, 2020 and 2019 was $15.9 million, $16.7 million, and $16.5 million, respectively. The components of lease costs for the years ended December 31, 2021, 2020 and 2019 were as follows, in thousands:

Lease Cost	Classification	2021	2020	2019
Operating lease cost (a)	Selling, general and administrative expenses	$16,013	$16,735	$16,828
Sublease (income) (b)	Selling, general and administrative expenses	(75)	(15)	(361)
Net lease cost		$15,938	$16,720	$16,467

(a)	Includes expense related to short-term leases and variable payments, which were not significant.

(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 was as follows, in thousands:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$14,970	15,059	14,646
Right-of-use assets obtained in exchange for lease obligations	$1,524	10,938	10,637

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2021, 2020 and 2019, our lease agreements had the following remaining lease term and discount rates:

	2021	2020	2019
Weighted average remaining lease term	11.4 years	11.5 years	12.3 years
Weighted average discount rate	3.4%	3.3%	3.2%

As of December 31, 2021, maturities of operating lease liabilities were as follows, in thousands:

Year ended December 31,	Amounts due under operating leases
2022	$12,405
2023	9,794
2024	8,847
2025	7,130
2026	6,378
Thereafter	43,306
Total lease payments	87,860
Less: Imputed interest	(15,666)
Total	$72,194

As of December 31, 2021, we had additional operating leases for office space that had not yet commenced. These leases will commence during 2022 and are not deemed material.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the criteria discussed above and our management’s assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

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

March 1, 2022

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2021, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Documents filed as part of this Report:
(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedules.

—	Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Balance at	Additions Charged to		Balance at
Allowance for Credit Losses:	Beginning of Year	Costs and Expenses (a)	Deduction (b)	End of Year
2019 (c)	$(2,355)	$(1,163)	$410	$(3,108)
2020	$(3,108)	$(3,115)	$910	$(5,313)
2021	$(5,313)	$(2,678)	$1,224	$(6,767)
(a)	We record a bad debt provision based upon historical bad debt experience, current economic conditions, expectations of future economic conditions, and management’s evaluation of our ability to collect individual outstanding balances.
(b)	When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for uncollectible accounts.
(c)	In 2019, our “Allowance for Credit Losses” was referred to as an “Allowance for Uncollectible Accounts” in our consolidated balances sheet.

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Balance at	Additions Charged to		Balance at
Tax Valuation Allowance:	Beginning of Year	Costs and Expenses (a)	Deduction	End of Year
2019	$(4,989)	$-	$345	$(4,644)
2020	$(4,644)	$(5,569)	$-	$(10,213)
2021	$(10,213)	$(573)	$-	$(10,786)
(a)	We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.
(b)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Index to Exhibits

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

10.16	Form of Employment Agreement, dated May 26, 2016 between the Company and each of the following individuals: Ronald A. Frost, Joseph C. Wright, and Brian G. Lloyd*†

10.17	Employment Agreement, dated May 26, 2016 between the Company and Fred P. Lampropoulos*†

10.18	Third Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan dated February 13, 2015*†

10.19	Merit Medical Systems, Inc., Restatement of the 1996 Employee Stock Purchase Plan dated July 1, 2000*†

10.20	First Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 1, 2001*†

10.21	Second Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated January 1, 2006*†

10.22	Third Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 7, 2006*†

10.23	Fourth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated February 13, 2015*†

10.24	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021*†

10.25	First Amendment to Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Fred P. Lampropoulos as of the 11th day of December, 2017*†

10.26	Form of First Amendment to Employment Agreement for each of Ronald A. Frost, Joseph C. Wright, and Brian G. Lloyd*†

10.27	First Amendment to Lease Agreement dated May 22, 2017 for office and manufacturing facility*

10.28	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective May 24, 2018*†

10.29	First Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective December 14, 2018*†

10.30	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021*†

10.31	Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Raul Parra as of the 1st day of August, 2018.*†

10.32	Merit Medical Systems, Inc. 2019 Executive Bonus Plan, dated January 1, 2019*†

10.33	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated August 1, 2016*†

10.34	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2017*†

10.35	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2019*†

10.36	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 1, 2018*†

10.37

Third Amended and Restated Credit Agreement entered into by and among Merit Medical Systems, Inc., Wells Fargo Bank National Association and the lenders and subsidiary guarantors named therein, dated July 9, 2019*

10.38	Thirteenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective January 1, 2019*†

10.39	Performance Stock Unit Award Agreement (Two Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos. * †

10.40	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.41

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Joseph C. Wright, and Brian G. Lloyd. *†

10.42

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Joseph C. Wright, and Brian G. Lloyd. *†

10.43	Agreement by and among Merit, Starboard Value LP and certain of its affiliates, dated May 26, 2020*

10.44	First Amendment to the Merit Medical Systems, Inc. 2019 Executive Bonus Plan, effective June 22, 2020 *†

10.45

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

10.46	Corporate Integrity Agreement, dated October 13, 2020, by and between the OIG-HHS and the Company.*

10.47

Form of Indemnification Agreement, dated October 24, 2020, between the Company and each of the following individuals: A. Scott Anderson, F. Ann Millner, Ed. D., Lynne N. Ward, and Thomas J. Gunderson *†

10.48	Form of Indemnification Agreement, dated October 24, 2020, between the Company and each of the following individuals: Lonny J. Carpenter, David K. Floyd, and James T. Hogan *†

10.49	Form of Indemnification Agreement between the Company and each executive officer. *†

10.50	Employment Agreement between the Company and Michel J. Voigt, dated December 11, 2020*†

10.51	Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.52	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.53

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.54

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Ronald A. Frost, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.55

Form of Restricted Stock Unit Award Agreement, dated June 17, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Jill D. Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, James T. Hogan, Thomas J. Gunderson, F. Ann Millner, and Lynne N. Ward. *†

21	Subsidiaries of Merit Medical Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101

The following materials from the Merit Medical Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
(c)	Schedules:

None

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on March 1, 2022.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos	(Principal executive officer)

/s/: RAUL PARRA	Chief Financial Officer and Treasurer
Raul Parra	(Principal financial and accounting officer)

/s/: A. SCOTT ANDERSON	Director
A. Scott Anderson

/s/: JILL D. ANDERSON	Director
Jill D. Anderson

/s/: LONNY J. CARPENTER	Director
Lonny J. Carpenter

/s/: STEPHEN C. EVANS	Director
Stephen C. Evans /s/: DAVID K. FLOYD	Director
David K. Floyd /s/: THOMAS J. GUNDERSON	Director
Thomas J. Gunderson

/s/: JAMES T. HOGAN	Director
James T. Hogan

/s/: F. ANN MILLNER	Director
F. Ann Millner /s/: LYNNE N. WARD	Director
Lynne N. Ward