Form 10-Q
period 2022-03-31
MERIT MEDICAL SYSTEMS INC
filed 2022-05-06
CIK 856982

de

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 3, 2022
Common Stock, no par	56,680,546

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets:
Cash and cash equivalents	$53,875	$67,750
Trade receivables — net of allowance for credit losses — 2022 — $7,568 and 2021 — $6,767	155,859	152,301
Other receivables	11,748	17,763
Inventories	231,451	221,922
Prepaid expenses and other current assets	19,809	16,149
Prepaid income taxes	3,547	3,550
Income tax refund receivables	1,803	2,777
Total current assets	478,092	482,212

Property and equipment:
Land and land improvements	25,380	25,287
Buildings	189,773	190,044
Manufacturing equipment	283,802	277,976
Furniture and fixtures	61,877	61,446
Leasehold improvements	48,060	46,341
Construction-in-progress	50,870	51,182
Total property and equipment	659,762	652,276
Less accumulated depreciation	(287,853)	(280,618)
Property and equipment — net	371,909	371,658

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2022 — $244,017 and 2021 — $234,016	264,839	276,833
Other — net of accumulated amortization — 2022 — $66,924 and 2021 — $65,053	40,899	42,436
Goodwill	361,456	361,741
Deferred income tax assets	6,179	6,080
Right-of-use operating lease assets	64,659	65,913
Other assets	41,707	41,421
Total other assets	779,739	794,424

Total assets	$1,629,740	$1,648,294

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021
	(unaudited)
Current liabilities:
Trade payables	$58,099	$55,624
Accrued expenses	122,394	159,014
Current portion of long-term debt	9,375	8,438
Short-term operating lease liabilities	10,304	10,668
Income taxes payable	3,659	2,536
Total current liabilities	203,831	236,280

Long-term debt	243,112	234,397
Deferred income tax liabilities	31,491	31,503
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	932	932
Deferred compensation payable	16,804	18,111
Deferred credits	1,788	1,815
Long-term operating lease liabilities	60,366	61,526
Other long-term obligations	14,550	23,584
Total liabilities	573,221	608,495

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued	—	—
Common stock, no par value; shares authorized — 2022 and 2021 - 100,000; issued and outstanding as of March 31, 2022 - 56,655 and December 31, 2021 - 56,570	646,370	641,533
Retained earnings	416,802	406,257
Accumulated other comprehensive loss	(6,653)	(7,991)
Total stockholders’ equity	1,056,519	1,039,799

Total liabilities and stockholders’ equity	$1,629,740	$1,648,294

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$275,415	$248,913
Cost of sales	154,508	137,019
Gross profit	120,907	111,894

Operating expenses:
Selling, general and administrative	84,015	81,024
Research and development	17,387	16,274
Impairment charges	1,672	—
Contingent consideration expense	2,600	402
Total operating expenses	105,674	97,700

Income from operations	15,233	14,194

Other income (expense):
Interest income	104	472
Interest expense	(1,002)	(1,537)
Other expense — net	(164)	(435)
Total other expense — net	(1,062)	(1,500)

Income before income taxes	14,171	12,694

Income tax expense	3,626	1,736

Net income	$10,545	$10,958

Earnings per common share
Basic	$0.19	$0.20
Diluted	$0.18	$0.19

Weighted average shares outstanding
Basic	56,593	55,717
Diluted	57,531	56,978

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$10,545	$10,958
Other comprehensive income (loss):
Cash flow hedges	2,907	2,921
Income tax benefit (expense)	(712)	(724)
Foreign currency translation adjustment	(793)	(4,462)
Income tax benefit (expense)	(64)	535
Total other comprehensive income (loss)	1,338	(1,730)
Total comprehensive income	$11,883	$9,228

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	$646,370	$416,802	$(6,653)	$1,056,519

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2021	55,623	$606,224	$357,803	$(5,452)	$958,575
Net income			10,958		10,958
Other comprehensive loss				(1,730)	(1,730)
Stock-based compensation expense		3,310			3,310
Options exercised	291	5,897			5,897
Issuance of common stock under Employee Stock Purchase Plan	5	263			263
Shares issued from time-vested restricted stock units	25	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(9)	(488)			(488)
Shares surrendered in exchange for exercise of stock options	(2)	(93)			(93)
Balance — March 31, 2021	55,933	$615,113	$368,761	$(7,182)	$976,692

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,545	$10,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,466	21,400
Loss (gain) on sales and/or abandonment of property and equipment	94	(28)
Write-off of certain intangible assets and other long-term assets	1,672	—
Amortization of right-of-use operating lease assets	2,584	3,070
Fair value adjustments to contingent consideration	2,600	402
Amortization of deferred credits	(27)	(27)
Amortization of long-term debt issuance costs	151	151
Stock-based compensation expense	4,642	3,595
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(3,851)	(5,284)
Other receivables	5,854	(597)
Inventories	(9,177)	(3,396)
Prepaid expenses and other current assets	(1,307)	(1,071)
Income tax refund receivables	196	199
Other assets	833	80
Trade payables	2,670	4,237
Accrued expenses	(23,508)	5,393
Income taxes payable	1,147	(174)
Deferred compensation payable	(1,307)	(581)
Operating lease liabilities	(2,841)	(3,151)
Other long-term obligations	574	56
Total adjustments	1,465	24,274
Net cash, cash equivalents, and restricted cash provided by operating activities	12,010	35,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(9,526)	(6,171)
Intangible assets	(342)	(692)
Proceeds from the sale of property and equipment	—	873
Cash paid in acquisitions, net of cash acquired	—	(358)
Net cash, cash equivalents, and restricted cash used in investing activities	$(9,868)	$(6,348)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$1,641	$5,520
Proceeds from issuance of long-term debt	80,524	9,694
Payments on long-term debt	(70,899)	(40,569)
Contingent payments related to acquisitions	(24,491)	(403)
Payment of taxes related to an exchange of common stock	(1,015)	(488)
Net cash, cash equivalents, and restricted cash used in financing activities	(14,240)	(26,246)
Effect of exchange rates on cash, cash equivalents, and restricted cash	111	(1,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,987)	1,603

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	67,750	56,916
End of period	$55,763	$58,519

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	53,875	58,519
Restricted cash reported in prepaid expenses and other current assets	1,888	—
Total cash, cash equivalents and restricted cash	$55,763	$58,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $126 and $120, respectively)	$993	$1,539
Income taxes	2,411	1,660

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$2,442	$1,688
Merit common stock surrendered (0 and 2 shares, respectively) in exchange for exercise of stock options	—	93
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,404	131

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2022 and 2021 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2022 and December 31, 2021, and our results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of March 31, 2022, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

We currently believe that all other issued and not yet effective accounting standards are not materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2021 Annual Report on Form 10-K.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$62,100	$43,673	$105,773	$56,866	$36,048	$92,914
Cardiac Intervention	28,549	52,938	81,487	29,251	45,486	74,737
Custom Procedural Solutions	26,555	19,707	46,262	24,892	20,529	45,421
OEM	27,796	5,618	33,414	22,890	5,044	27,934
Total	145,000	121,936	266,936	133,899	107,107	241,006

Endoscopy
Endoscopy devices	7,992	487	8,479	7,473	434	7,907

Total	$152,992	$122,423	$275,415	$141,372	$107,541	$248,913

4. Inventories. Inventories at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$130,500	$132,403
Work-in-process	32,512	22,160
Raw materials	68,439	67,359
Total inventories	$231,451	$221,922

5.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the three-month period ended March 31, 2022 is detailed as follows (in thousands):

2022
Goodwill balance at January 1	$361,741
Effect of foreign exchange	(285)
Goodwill balance at March 31	$361,456

Total accumulated goodwill impairment losses aggregated to $8.3 million as of March 31, 2022 and December 31, 2021. We did not have any goodwill impairments for the three-month periods ended March 31, 2022 and 2021. The total goodwill balance as of March 31, 2022 and December 31, 2021 was related to our cardiovascular segment.

Other intangible assets at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,691	$(8,788)	$17,903
Distribution agreements	3,250	(2,569)	681
License agreements	12,725	(8,098)	4,627
Trademarks	30,238	(15,920)	14,318
Customer lists	34,919	(31,549)	3,370
Total	$107,823	$(66,924)	$40,899

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,349	$(8,315)	$18,034
Distribution agreements	3,250	(2,519)	731
License agreements	12,663	(7,768)	4,895
Trademarks	30,242	(15,256)	14,986
Customer lists	34,985	(31,195)	3,790
Total	$107,489	$(65,053)	$42,436

Aggregate amortization expense for the three-month periods ended March 31, 2022 and 2021 was $12.2 million and $12.5 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three-month period ended March 31, 2022, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our planned divestiture of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited. On April 30, 2022, we completed the divestiture of Fibrovein Holdings Limited, in exchange for the termination of our obligations arising from the acquisition transaction in August 2019 and the purchaser’s agreement to make potential future payments upon a qualifying disposition of the STD Pharmaceutical business. We recorded an impairment charge for the carrying value of $1.7 million of intangible assets during the three months ended March 31, 2022, all of which pertained to our cardiovascular segment.

We did not identify indicators of impairment in any intangible assets based on our qualitative assessment for the three-month period ended March 31, 2021.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2022 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2022	$35,932
2023	46,894
2024	43,959
2025	42,185
2026	31,634

6.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2022 and 2021 was a tax expense of $3.6 million and $1.7 million, respectively, which resulted in an effective tax rate of 25.6% and 13.7%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three-month period ended March 31, 2022, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

7.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loans	$131,250	$133,125
Revolving credit loans	121,500	110,000
Less unamortized debt issuance costs	(263)	(290)
Total long-term debt	252,487	242,835
Less current portion	9,375	8,438
Long-term portion	$243,112	$234,397

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of March 31, 2022.

As of March 31, 2022, we had outstanding borrowings of $253 million and issued letter of credit guarantees of $3.4 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $475 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap (see Note 8) and a variable floating rate of 1.46% on $177.8 million. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of March 31, 2022, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2022	$6,562
2023	11,250
2024	234,938
Total future minimum principal payments	$252,750

8.   Derivatives.

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of the risks attributable to those fluctuations by entering into derivative contracts. The derivative instruments we use are interest rate swaps and foreign currency forward contracts. We recognize derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether or not hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative contracts are classified as operating activities in the accompanying consolidated statements of cash flows.

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. For qualifying hedges, the change in fair value is deferred in accumulated other comprehensive income, a component of stockholders’ equity in the accompanying consolidated balance sheets, and recognized in earnings at the same time the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments are recorded in earnings throughout the term of the derivative.

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

On March 31, 2022 and December 31, 2021, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap on March 31, 2022 was an asset of $1.2 million, which was partially offset by $0.3 million in deferred taxes. The fair value of our interest rate swap on December 31, 2021 was a liability of ($1.4) million, partially offset by ($0.4) million in deferred taxes.

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in various currencies, with our most significant exposure related to transactions and balances denominated in Chinese Renminbi and Euros, among others. We do not use derivative financial instruments for trading or speculative purposes. We do not believe we are subject to any credit risk contingent features related to our derivative contracts, and we seek to manage counterparty risk by allocating derivative contracts among several major financial institutions.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of March 31, 2022 and December 31, 2021, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $141.0 million and $123.0 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of March 31, 2022 and December 31, 2021, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $87.9 million and $86.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2022 and December 31, 2021, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Interest rate swaps	Other assets (long-term)	$1,161	$—
Foreign currency forward contracts	Prepaid expenses and other assets	1,778	1,326
Foreign currency forward contracts	Other assets (long-term)	293	179

(Liabilities)
Interest rate swaps	Other long-term obligations	—	(1,447)
Foreign currency forward contracts	Accrued expenses	(2,569)	(2,288)
Foreign currency forward contracts	Other long-term obligations	(644)	(502)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,327	$736

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,505)	(856)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2022	2021	Location in statements of income	2022	2021	2022	2021
Interest rate swaps	$2,314	$721	Interest expense	$(1,002)	$(1,537)	$(294)	$(432)
Foreign currency forward contracts	(270)	516	Revenue	275,415	248,913	(386)	(1,602)
			Cost of sales	(154,508)	(137,019)	(183)	350

As of March 31, 2022, ($1.0) million, or ($0.8) million after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2022, $34,000, or $26,000 after taxes, was expected to be reclassified from accumulated other comprehensive income (loss) to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2022	2021
Foreign currency forward contracts	Other income (expense)	$(1,112)	$229

9.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience, settlement strategies and the potential availability of insurance coverage. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to such proceedings, actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Securities Litigation

On December 5, 2019, the Bucks County Employees Retirement Fund filed a complaint against Merit, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Central District of California (the “California Central District Court”), individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. On February 24, 2020, the court appointed the City of Atlanta Police Pension Fund, the Atlanta Firefighters’ Pension Fund, and the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as Lead Plaintiffs. This action is captioned In re Merit Medical Systems, Inc. Securities Litigation (Master File No. 8:19-cv-02326-DOC-ADS). On June 30, 2020, Lead Plaintiffs filed a consolidated class action complaint for violations of federal securities laws against Merit, our Chief Executive Officer and our Chief Financial Officer in the California Central District Court, individually and on behalf of all purchasers of our common stock between February 26, 2019 and October 30, 2019. The consolidated class action complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified damages, costs and attorneys’ fees, and equitable relief.

As of December 31, 2021, we had accrued approximately $10 million of net expense in connection with an agreement in principle to settle the consolidated class action complaint. The parties executed a settlement agreement, settling all claims asserted in the class action complaint, and the settlement agreement was approved by the Central California District Court on April 13, 2022.

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of Europe, Middle East and Africa (“EMEA,”) and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. We intend to vigorously defend against the lawsuit. The proceeding was stayed until February 19, 2022, subject to the right of either party to seek to lift or extend the stay. The stay has expired, however the parties have been engaged in mediation in an attempt to resolve the dispute. We have not recorded an expense related to this matter because any potential loss is not reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Legal costs for proceedings, legal actions and claims discussed, such as outside counsel fees and expenses, are charged to expense in the period(s) incurred.

10.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three-month periods ended March 31, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Net income	$10,545	$10,958
Average common shares outstanding	56,593	55,717
Basic EPS	$0.19	$0.20

Average common shares outstanding	56,593	55,717
Effect of dilutive stock awards	938	1,261
Total potential shares outstanding	57,531	56,978
Diluted EPS	$0.18	$0.19

Equity awards excluded as the impact was anti-dilutive (1)	1,553	1,042
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

11.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense (benefit) for the three-month periods ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of sales
Nonqualified stock options	$588	$318
Research and development
Nonqualified stock options	486	279
Selling, general and administrative
Nonqualified stock options	1,924	1,627
Performance-based restricted stock units	815	731
Restricted stock units	399	355
Cash-settled performance-based share-based awards ("Liability Awards")	430	285
Total selling, general and administrative	3,568	2,998

Stock-based compensation expense before taxes	$4,642	$3,595

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the three-month periods ended March 31, 2022 and 2021, we granted stock options representing 123,606 and 125,850 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.4% - 1.8%	0.6%
Expected option term	4 years	4 years
Expected dividend yield	—	—
Expected price volatility	46.2% - 46.6%	46.7%

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

As of March 31, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was $25.9 million, which was expected to be recognized over a weighted average period of 2.4 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2022 and 2021, we granted performance stock units to certain of our executive officers which represent up to 109,178 and 128,883 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.6%	0.1% - 0.3%
Performance period	2.8 years	1.8 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	42.6%	43.7% - 49.3%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of March 31, 2022, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $9.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

Liability Awards

During the three-month periods ended March 31, 2022 and 2021, we granted liability awards to our Chief Executive Officer with total target cash incentives, each in the amount of $1.0 million. These awards entitle him to a target cash payment based upon attaining targeted levels of FCF and rTSR, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of March 31, 2022, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $3.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

On June 17, 2021, we granted restricted stock units to our non-employee directors representing 26,226 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of March 31, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $0.3 million, which will be recognized over the remaining vesting period.

12.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on net sales and operating income.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net Sales
Cardiovascular	$266,936	$241,006
Endoscopy	8,479	7,907
Total net sales	275,415	248,913

Operating Income
Cardiovascular	13,126	12,201
Endoscopy	2,107	1,993
Total operating income	15,233	14,194

Total other expense - net	(1,062)	(1,500)
Income tax expense	3,626	1,736

Net income	$10,545	$10,958

13.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate contract asset, long-term (1)	$1,161	$—	$1,161	$—
Foreign currency contract assets, current and long-term (2)	$3,398	$—	$3,398	$—
Foreign currency contract liabilities, current and long-term (3)	$(4,718)	$—	$(4,718)	$—
Contingent consideration liabilities	$(26,333)	$—	$—	$(26,333)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liability, long-term (1)	$(1,447)	$—	$(1,447)	$—
Foreign currency contract assets, current and long-term (2)	$2,241	$—	$2,241	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,646)	$—	$(3,646)	$—
Contingent consideration liabilities	$(48,234)	$—	$—	$(48,234)
(1)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported with other long-term assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$48,234	$55,750
Contingent consideration expense	2,600	402
Contingent payments made	(24,491)	(403)
Effect of foreign exchange	(10)	5
Ending balance	$26,333	$55,754

As of March 31, 2022, $5.8 million in contingent consideration liability was included in other long-term obligations and $20.5 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2021, $13.5 million in contingent consideration liability was included in other long-term obligations and $34.7 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. Cash paid to settle the contingent consideration liability recognized at fair value as of the applicable acquisition date has been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2022 and December 31, 2021 (amounts in thousands):

	Fair value at
	March 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,405	Discounted cash flow	Discount rate	13% - 16%	15.5%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$20,269	Monte Carlo simulation	Discount rate	0% - 13%	3.8%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,659	Scenario-based method	Discount rate	3.1%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,870	Discounted cash flow	Discount rate	13% - 16%	14.7%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$41,671	Monte Carlo simulation	Discount rate	7.5% - 12.5%	8.2%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,693	Scenario-based method	Discount rate	2.6%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the three-month period ended March 31, 2022, we made contingent payments of $1.6 million to a current director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the three-month period ended March 31, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

During the three-month period ended March 31, 2022, we recorded an impairment charge of $1.7 million related to the acquired intangible assets from our August 2019 acquisition of STD Pharmaceutical. As of March 31, 2022, the net assets associated with the STD Pharmaceutical business were not material. On April 30, 2022, we divested our ownership of the STD Pharmaceutical business. We do not anticipate the recognition of a material loss upon the divestiture of this business. During the three-month period ended March 31, 2021, we had no losses related to acquired intangible assets (see Note 5).

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $2.4 million and $2.3 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an allowance for current expected credit losses of $0.2 million and $0.2 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$199	$730
Provision for credit loss expense	—	202
Ending balance	$199	$932

14. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	2,044	(793)	1,251
Income taxes	(712)	(64)	(776)
Reclassifications to:
Revenue	386		386
Cost of sales	183		183
Interest expense	294		294
Net other comprehensive income (loss)	2,195	(857)	1,338

Balance as of March 31, 2022	$(269)	$(6,384)	$(6,653)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2021	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	1,237	(4,462)	(3,225)
Income taxes	(724)	535	(189)
Reclassifications to:
Revenue	1,602		1,602
Cost of sales	(350)		(350)
Interest expense	432		432
Net other comprehensive income (loss)	2,197	(3,927)	(1,730)

Balance as of March 31, 2021	$(4,743)	$(2,439)	$(7,182)

15. Subsequent Events. On April 30, 2022, we entered into a unit purchase agreement to acquire Restore Endosystems, LLC (“Restore Endosystems”), developer of the Restore Endosystems Bifurcated Stent System. Subject to the terms and conditions of the unit purchase agreement, we paid $3 million in cash at closing, with additional payments totaling $4 million payable in separate $2 million payments no later than two and four years following the closing of the acquisition, respectively, or earlier upon the achievement of specified milestones. We intend to account for this transaction as an asset purchase and include the purchase price in our consolidated statements of income as acquired in-process research and development expense, because the technological feasibility of the underlying research and development project has not yet been reached and such technology had no identified future alternative use as of the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2021 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report.

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

For the three-month period ended March 31, 2022, we reported sales of $275.4 million, up $26.5 million or 10.6%, compared to sales for the three-month period ended March 31, 2021 of $248.9 million. For the three-month period ended March 31, 2022, foreign currency fluctuations (net of hedging) decreased our net sales by $1.7 million, assuming applicable foreign exchange rates in effect during the comparable prior-year period.

Gross profit as a percentage of sales decreased to 43.9% for the three-month period ended March 31, 2022, compared to 45.0% for the three-month period ended March 31, 2021.

Net income for the three-month period ended March 31, 2022 was $10.5 million, or $0.18 per share, compared to net income of $11.0 million, or $0.19 per share, for the three-month period ended March 31, 2021.

Recent Developments and Trends

In addition to the trends identified in the 2021 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2022 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended March 31, 2022 were driven by stronger-than-anticipated demand during the month of March 2022 and more favorable sales trends in our Asia Pacific (“APAC”) and “Rest of World” (“ROW”) operations.

●	Our initiatives in SKU optimization, network consolidation, product line transfers and manufacturing initiatives are helping offset inflationary cost pressures in raw materials and logistics expense.

●	Following the retirement of our Chief Operating Officer (“COO”), Ronald A. Frost, on April 19th, 2022 we appointed Neil Peterson as COO. During his 27 years at Merit, Mr. Peterson has held multiple positions of increasing responsibility within the company, including the past five years as Vice President, Operations. In that position, Mr. Peterson was responsible for oversight of all operations at Merit’s headquarters facilities in South Jordan, Utah.

●	As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $55.8 million and net available borrowing capacity of approximately $475 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Net sales	100%	100%
Gross profit	43.9	45.0
Selling, general and administrative expenses	30.5	32.6
Research and development expenses	6.3	6.5
Impairment charges	0.6	—
Contingent consideration expense	0.9	0.2
Income from operations	5.5	5.7
Income before income taxes	5.1	5.1
Net income	3.8	4.4

Sales

Sales for the three-month period ended March 31, 2022 increased by 10.6%, or $26.5 million, compared to the corresponding period in 2021. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2022	2021
Cardiovascular
Peripheral Intervention	13.8%	$105,773	$92,914
Cardiac Intervention	9.0%	81,487	74,737
Custom Procedural Solutions	1.9%	46,262	45,421
OEM	19.6%	33,414	27,934
Total	10.8%	266,936	241,006

Endoscopy
Endoscopy devices	7.2%	8,479	7,907

Total	10.6%	$275,415	$248,913

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2022 were $266.9 million, up 10.8% when compared to the corresponding period of 2021 of $241.0 million. Sales for the three-month period ended March 31, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $12.9 million, or 13.8%, from the corresponding period of 2021. This increase was driven primarily by sales of our radar localization, drainage, angiography, access, biopsy, delivery systems, and embolotherapy products.
(b)	Cardiac intervention products, which increased by $6.8 million, or 9.0%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention and angiography products, offset partially by decreased sales of our fluid management products (including our Medallion® Syringes, which saw increased demand in the prior period due to COVID-19 vaccination efforts).
(c)	OEM products, which increased by $5.5 million, or 19.6%, from the corresponding period of 2021. This increase was driven primarily by sales of our angiography products, kits and coatings, offset partially by decreased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(d)	Custom procedural solutions products, which increased by $0.8 million, or 1.9%, from the corresponding period of 2021. This increase was driven primarily by sales of our kits and trays, offset partially by decreased sales of our critical care products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2022 were $8.5 million, up 7.2%, when compared to sales in the corresponding period of 2021 of $7.9 million. Sales for the three-month period ended March 31, 2022 were favorably affected by increased sales of our EndoMAXX® fully covered esophageal stent and other stents.

Geographic Sales

Listed below are sales by geography for the three-month periods ended March 31, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2022	2021
United States	8.2%	$152,992	$141,372
International	13.8%	122,423	107,541
Total	10.6%	$275,415	$248,913

United States Sales. U.S. sales for the three-month period ended March 31, 2022 were $153.0 million, or 55.5% of net sales, up 8.2% when compared to the corresponding period of 2021. The increase in our domestic sales in the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 was driven primarily by our U.S. Direct and OEM businesses.

International Sales. International sales for the three-month period ended March 31, 2022 were $122.4 million, or 44.5% of net sales, up 13.8% when compared to the corresponding period of 2021 of $107.5 million. The increase in our international sales for the three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021, included increased sales in our APAC operations of $9.3 million or 18.1%, in our ROW operations of $3.1 million or 46.1%, and in our EMEA operations of $2.5 million or 5.0%.

Gross Profit

Our gross profit as a percentage of sales decreased to 43.9% for the three-month period ended March 31, 2022, compared to 45.0% for the three-month period ended March 31, 2021. The decrease in gross profit percentage was primarily due to unfavorable manufacturing variances from the impact of inflationary pressures, higher freight costs and increased obsolescence expense, offset partially by changes in product mix and lower amortization expense as a percentage of sales (primarily due to higher sales compared to the corresponding period of 2021).

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $3.0 million, or 3.7%, for the three-month period ended March 31, 2022 compared to the corresponding period of 2021. As a percentage of sales, SG&A expenses were 30.5% for the three-month period ended March 31, 2022, compared to 32.6% for the corresponding period of 2021. For the three-month period ended March 31, 2022, SG&A expenses increased compared to the corresponding period of 2021 primarily due to labor related costs, including higher commissions, salaries and wages, partially offset by lower consulting costs. We incurred $5.1 million of corporate transformation and restructuring costs, including consulting charges, during the three-month period ended March 31, 2022 in connection with our Foundations for Growth program, compared to corporate transformation and restructuring costs of $5.4 million for the three-month period ended March 31, 2021.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended March 31, 2022 were $17.4 million, up 6.8%, when compared to R&D expenses in the corresponding period of 2021 of $16.3 million. The increase in R&D expenses for the three-month period ended March 31, 2022 compared to the corresponding period in 2021 was largely due to higher labor-related costs, increased clinical expenses for certain R&D projects (including clinical trials for our Embosphere® Microspheres and WRAPSODYTM Endoprosthesis) and higher expenses related to implementation of the Medical Device Regulation in the European Union.

Impairment Charges. For the three-month period ended March 31, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the planned divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022. We recorded no impairment charges during the three-month period ended March 31, 2021.

Contingent Consideration Expense. For the three-month period ended March 31, 2022, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $2.6 million compared to contingent consideration expense of $0.4 million for the three-month period ended March 31, 2021. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating Income
Cardiovascular	$13,126	$12,201
Endoscopy	2,107	1,993
Total operating income	$15,233	$14,194

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2022 was $13.1 million, compared to cardiovascular operating income in the corresponding period of 2021 of $12.2 million. The increase in cardiovascular operating income during the three-month period ended March 31, 2022 compared to the corresponding period of 2021 was primarily a result of higher sales ($266.9 million compared to $241.0 million), partially offset by increased SG&A and R&D expenses, higher contingent consideration expense, and impairment charges in the three-month period ended March 31, 2022 of $1.7 million.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2022 was $2.1 million, approximately flat compared to endoscopy operating income of $2.0 million for the corresponding period of 2021.

Other Expense

Our other expense for the three-month periods ended March 31, 2022 and 2021 was ($1.1) million and ($1.5) million, respectively. The change in other expense was primarily related to decreased interest expense as a result of a lower average debt balance despite a higher effective interest rate.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2022 and 2021 was a tax expense of $3.6 million and $1.7 million, respectively, which resulted in an effective tax rate of 25.6% and 13.7%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three-month period ended March 31, 2022, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

Net Income

Our net income for the three-month periods ended March 31, 2022 and 2021 was $10.5 million and $11.0 million, respectively. The decrease in our net income for the three-month period ended March 31, 2022 was the result of several factors, including lower gross margins as a percentage of sales, higher SG&A and R&D expenses, higher contingent consideration expense ($2.6 million for the three-month period ended March 31, 2022 compared to $0.4 million for the corresponding period of 2021), impairment charges of $1.7 million during the three-month period ended March 31, 2022, and higher income tax expense, partially offset by higher sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2022 and December 31, 2021, our current assets exceeded current liabilities by $274.3 million and $245.9 million, respectively, and we had cash, cash equivalents and restricted cash of $55.8 million and $67.8 million, respectively, of which $49.8 million and $55.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2022, and December 31, 2021, we had cash, cash equivalents and restricted cash of $26.6 million and $28.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $12.0 million and $35.2 million during the three-month periods ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities decreased $23.2 million for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021. Significant factors affecting operating cash flows during these periods included:

●	Cash provided by (used for) accrued expenses was ($23.5) million and $5.4 million for the three-month periods ended March 31, 2022 and 2021, respectively, due primarily to the payment of approximately $18.25 million into escrow in connection with the settlement of the consolidated securities class action lawsuit (see Note 9 to our consolidated financial statements set forth in Item 1 of this report) and the timing of payment of bonuses and other accrued liabilities in each period.
●	Cash provided by (used for) other receivables was $5.8 million and ($0.6) million for the three-month periods ended March 31, 2022 and 2021, respectively, due primarily to the collection of approximately $8.2 million of insurance proceeds in connection with the consolidated securities class action lawsuit (see Note 9 to our consolidated financial statements set forth in Item 1 of this report).
●	Cash (used for) inventories was ($9.2) million and ($3.4) million for the three-month periods ended March 31, 2022 and 2021, respectively. The increase in inventory was associated with our strategy to proactively invest in our inventory balances to build the requisite safety stock and encourage high customer service levels.

Cash flows used in investing activities. We used cash in investing activities of $9.9 million and $6.3 million for the three-month periods ended March 31, 2022 and 2021, respectively. We used cash for capital expenditures of property and equipment of $9.5 million and $6.2 million in the three-month periods ended March 31, 2022 and 2021, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2022 for property and equipment.

Cash flows used in financing activities. Cash used in financing activities for the three-month periods ended March 31, 2022 and 2021 was $14.2 million and $26.2 million, respectively. During the three-month period ended March 31, 2022 we increased our net borrowings by approximately $9.6 million to partially finance the payment of contingent consideration of $24.5 million, principally related to our acquisition of Cianna Medical, Inc. During the three-month period ended March 31, 2021 we decreased our net borrowings by approximately $30.9 million.

As of March 31, 2022, we had outstanding borrowings of $253 million and issued letter of credit guarantees of $3.4 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $475 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.46% on $177.8 million. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2022 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2021 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2021 Annual Report on Form 10-K. In the three-month period ended March 31, 2022, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2021 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2021 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same headings in the 2021 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2021 Annual Report on Form 10-K.

Business, Economic, Industry and Operational Risks

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events continue to cause increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” On March 8, 2022, President Biden issued an executive order that bans the importation of Russian oil, liquefied natural gas and coal. On April 8, 2022, the President signed into law two bills suspending trade relations with Russia and Belarus and banning the import of Russian energy. These events have resulted in increased costs for raw materials we use in our manufacturing and could result in Russia and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs in our business generally are not a direct result of the conflict in Ukraine or government action, but rather we are affected by the adverse impact this conflict has on global inflationary pressures, energy prices and supply chain operations. Also, in light of these events, we have substantially suspended our operations in Russia. Although, our operations in Russia do not constitute a material portion of our business, the closure of our operations in Russia, combined with the general economic impact of the conflict, could have a material, adverse effect on our revenues and costs for materials and services. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our overall business and financial condition.

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

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. If any of these sterilizers goes out of business or fails to comply with quality or regulatory requirements, we may be unable to find a suitable supplier to replace them. This could significantly delay or stop production and cause sales of such products to materially decline. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. We are experiencing a growing trend among suppliers of polymer resins to refuse to supply resin to medical device manufacturers or to require such manufacturers to assume additional risks due to the potential for product liability claims. Additionally, there is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. The actions by the U.S. government in response to the conflict between Russia and Ukraine, among other factors, has had an adverse impact on the cost of the petroleum-based manufacturing materials that we purchase. The military conflict in Ukraine has also had a general, adverse impact on supply interruptions and further hinders our ability to find the materials we need to make our products. Supply disruptions such as these are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.2	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Raul Parra.†
10.3

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: Ronald A. Frost, Brian G. Lloyd, Robert J. Fredericks, Michel J. Voigt, and Joseph C. Wright.†

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: May 6, 2022	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: May 6, 2022	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer