Form 10-Q
period 2022-06-30
MERIT MEDICAL SYSTEMS INC
filed 2022-08-05
CIK 856982

dengu%911Y2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 3, 2022
Common Stock, no par	56,764,012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets:
Cash and cash equivalents	$63,003	$67,750
Trade receivables — net of allowance for credit losses — 2022 — $7,738 and 2021 — $6,767	158,801	152,301
Other receivables	10,627	17,763
Inventories	233,154	221,922
Prepaid expenses and other current assets	23,050	16,149
Prepaid income taxes	3,532	3,550
Income tax refund receivables	464	2,777
Total current assets	492,631	482,212

Property and equipment:
Land and land improvements	25,163	25,287
Buildings	188,550	190,044
Manufacturing equipment	286,257	277,976
Furniture and fixtures	62,620	61,446
Leasehold improvements	48,813	46,341
Construction-in-progress	54,409	51,182
Total property and equipment	665,812	652,276
Less accumulated depreciation	(294,361)	(280,618)
Property and equipment — net	371,451	371,658

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2022 — $254,031 and 2021 — $234,016	254,557	276,833
Other — net of accumulated amortization — 2022 — $66,591 and 2021 — $65,053	39,671	42,436
Goodwill	359,692	361,741
Deferred income tax assets	5,861	6,080
Right-of-use operating lease assets	64,353	65,913
Other assets	43,303	41,421
Total other assets	767,437	794,424

Total assets	$1,631,519	$1,648,294

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021
	(unaudited)
Current liabilities:
Trade payables	$59,441	$55,624
Accrued expenses	111,955	159,014
Current portion of long-term debt	10,313	8,438
Short-term operating lease liabilities	10,444	10,668
Income taxes payable	3,437	2,536
Total current liabilities	195,590	236,280

Long-term debt	235,703	234,397
Deferred income tax liabilities	31,195	31,503
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	932	932
Deferred compensation payable	15,562	18,111
Deferred credits	1,762	1,815
Long-term operating lease liabilities	59,646	61,526
Other long-term obligations	17,475	23,584
Total liabilities	558,212	608,495

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued	—	—
Common stock, no par value; shares authorized — 2022 and 2021 - 100,000; issued and outstanding as of June 30, 2022 - 56,745 and December 31, 2021 - 56,570	651,926	641,533
Retained earnings	432,100	406,257
Accumulated other comprehensive loss	(10,719)	(7,991)
Total stockholders’ equity	1,073,307	1,039,799

Total liabilities and stockholders’ equity	$1,631,519	$1,648,294

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$294,976	$280,325	$570,391	$529,238
Cost of sales	159,909	156,186	314,417	293,205
Gross profit	135,067	124,139	255,974	236,033

Operating expenses:
Selling, general and administrative	85,487	91,563	169,502	172,587
Research and development	18,466	17,593	35,853	33,867
Impairment charges	—	4,283	1,672	4,283
Contingent consideration expense	1,187	1,805	3,787	2,207
Acquired in-process research and development	6,671	—	6,671	—
Total operating expenses	111,811	115,244	217,485	212,944

Income from operations	23,256	8,895	38,489	23,089

Other income (expense):
Interest income	96	92	201	564
Interest expense	(1,348)	(1,386)	(2,350)	(2,923)
Other expense — net	(1,303)	(736)	(1,468)	(1,171)
Total other expense — net	(2,555)	(2,030)	(3,617)	(3,530)

Income before income taxes	20,701	6,865	34,872	19,559

Income tax expense	5,403	1,949	9,029	3,685

Net income	$15,298	$4,916	$25,843	$15,874

Earnings per common share
Basic	$0.27	$0.09	$0.46	$0.28
Diluted	$0.27	$0.09	$0.45	$0.28

Weighted average shares outstanding
Basic	56,691	56,061	56,642	55,890
Diluted	57,600	57,277	57,565	57,128

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$15,298	$4,916	$25,843	$15,874
Other comprehensive income (loss):
Cash flow hedges	6,425	999	9,332	3,920
Income tax benefit (expense)	(1,572)	(248)	(2,284)	(972)
Foreign currency translation adjustment	(8,979)	1,800	(9,772)	(2,662)
Income tax benefit (expense)	60	(203)	(4)	332
Total other comprehensive income (loss)	(4,066)	2,348	(2,728)	618
Total comprehensive income	$11,232	$7,264	$23,115	$16,492

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	646,370	416,802	(6,653)	1,056,519
Net income			15,298		15,298
Other comprehensive loss				(4,066)	(4,066)
Stock-based compensation expense		3,952			3,952
Options exercised	58	1,303			1,303
Issuance of common stock under Employee Stock Purchase Plan	6	301			301
Shares issued from time-vested restricted stock units	26	—			—
Balance — June 30, 2022	56,745	$651,926	$432,100	$(10,719)	$1,073,307

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2021	55,623	$606,224	$357,803	$(5,452)	$958,575
Net income			10,958		10,958
Other comprehensive loss				(1,730)	(1,730)
Stock-based compensation expense		3,310			3,310
Options exercised	291	5,897			5,897
Issuance of common stock under Employee Stock Purchase Plan	5	263			263
Shares issued from time-vested restricted stock units	25	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(9)	(488)			(488)
Shares surrendered in exchange for exercise of stock options	(2)	(93)			(93)
Balance — March 31, 2021	55,933	615,113	368,761	(7,182)	976,692
Net income			4,916		4,916
Other comprehensive income				2,348	2,348
Stock-based compensation expense		2,765			2,765
Options exercised	253	5,455			5,455
Issuance of common stock under Employee Stock Purchase Plan	4	258			258
Shares issued from time-vested restricted stock units	34	—			—
Balance — June 30, 2021	56,224	$623,591	$373,677	$(4,834)	$992,434

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,843	$15,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,902	42,417
Loss on disposition of business	1,254	—
Loss on sale or abandonment of property and equipment	112	242
Write-off of certain intangible assets and other long-term assets	1,733	4,368
Acquired in-process research and development	6,671	—
Amortization of right-of-use operating lease assets	5,121	6,074
Adjustments and payments related to contingent consideration liability	1,999	2,207
Amortization of deferred credits	(54)	(54)
Amortization of long-term debt issuance costs	302	302
Stock-based compensation expense	9,093	6,732
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(9,472)	(7,833)
Other receivables	6,457	(793)
Inventories	(14,766)	3,185
Prepaid expenses and other current assets	(2,155)	(3,823)
Income tax refund receivables	(4)	(9)
Other assets	1,768	(685)
Trade payables	3,713	5,639
Accrued expenses	(20,966)	9,206
Income taxes payable	1,114	(860)
Deferred compensation payable	(2,549)	247
Operating lease liabilities	(5,609)	(6,259)
Other long-term obligations	287	263
Total adjustments	24,951	60,566
Net cash, cash equivalents, and restricted cash provided by operating activities	50,794	76,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(16,763)	(12,817)
Intangible assets	(912)	(1,469)
Proceeds from the sale of property and equipment	59	884
Payments from disposition of business	(971)	—
Cash paid in acquisitions, net of cash acquired	(4,712)	(1,858)
Net cash, cash equivalents, and restricted cash used in investing activities	$(23,299)	$(15,260)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,244	$11,780
Proceeds from issuance of long-term debt	127,688	32,657
Payments on long-term debt	(124,563)	(91,535)
Contingent payments related to acquisitions	(32,798)	(489)
Payment of taxes related to an exchange of common stock	(1,015)	(488)
Net cash, cash equivalents, and restricted cash used in financing activities	(27,444)	(48,075)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,564)	(349)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,513)	12,756

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	67,750	56,916
End of period	$65,237	$69,672

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	63,003	69,672
Restricted cash reported in prepaid expenses and other current assets	2,234	—
Total cash, cash equivalents and restricted cash	$65,237	$69,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $302 and $234, respectively)	$2,317	$2,923
Income taxes	7,863	4,611

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,555	$1,014
Acquisition purchases in other long-term obligations	(3,526)	—
Merit common stock surrendered (0 and 2 shares, respectively) in exchange for exercise of stock options	—	93
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	4,746	361

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2022 and 2021 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2022 and December 31, 2021, and our results of operations and cash flows for the three and six-month periods ended June 30, 2022 and 2021. The results of operations for the three and six-month periods ended June 30, 2022 and 2021 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amended the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 became effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of June 30, 2022, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$65,795	$45,160	$110,955	$63,235	$42,365	$105,600
Cardiac Intervention	33,909	55,665	89,574	33,217	52,436	85,653
Custom Procedural Solutions	27,318	21,775	49,093	27,392	21,244	48,636
OEM	30,048	7,000	37,048	27,420	4,983	32,403
Total	157,070	129,600	286,670	151,264	121,028	272,292

Endoscopy
Endoscopy Devices	7,604	702	8,306	7,507	526	8,033

Total	$164,674	$130,302	$294,976	$158,771	$121,554	$280,325

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$127,895	$88,833	$216,728	$120,101	$78,413	$198,514
Cardiac Intervention	62,458	108,603	171,061	62,468	97,922	160,390
Custom Procedural Solutions	53,873	41,482	95,355	52,284	41,773	94,057
OEM	57,844	12,618	70,462	50,310	10,027	60,337
Total	302,070	251,536	553,606	285,163	228,135	513,298

Endoscopy
Endoscopy Devices	15,596	1,189	16,785	14,980	960	15,940

Total	$317,666	$252,725	$570,391	$300,143	$229,095	$529,238

4. Acquisitions. On April 30, 2022, we acquired the Restore Endosystems Bifurcated Stent System pursuant to the terms of a unit purchase agreement we executed with all of the members of Restore Endosystems, LLC (“Restore Endosystems”). Subject to the terms and conditions of the unit purchase agreement, we paid $3 million in cash at closing. We also accrued $3.5 million of other long-term obligations, which represents the fair value of two separate $2 million payments which are payable no later than two and four years following the closing of the acquisition, respectively, or earlier upon the achievement of specified milestones. We will impute interest on these liabilities with the passage of time. We have accounted for this transaction as an asset purchase and recorded $6.5 million of acquired in-process research and development expense, because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

During April 2022, we paid $1.4 million to acquire shares of series A preferred stock of Fluidx Medical Technology, Inc. ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased, and continue to hold, $4.7 million of participating preferred shares of Fluidx. Our investments have been recorded as equity investments accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 17% of its outstanding capital stock.

5. Inventories. Inventories at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$122,401	$132,403
Work-in-process	34,402	22,160
Raw materials	76,351	67,359
Total inventories	$233,154	$221,922

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the six-month period ended June 30, 2022 is detailed as follows (in thousands):

2022
Goodwill balance at January 1	$361,741
Effect of foreign exchange	(2,049)
Goodwill balance at June 30	$359,692

Total accumulated goodwill impairment losses aggregated to $8.3 million as of June 30, 2022 and December 31, 2021. We did not have any goodwill impairments for the six-month periods ended June 30, 2022 and 2021. The total goodwill balances as of June 30, 2022 and December 31, 2021 were related to our cardiovascular segment.

Other intangible assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$27,182	$(9,254)	$17,928
Distribution agreements	3,250	(2,613)	637
License agreements	11,036	(6,697)	4,339
Trademarks	30,217	(16,556)	13,661
Customer lists	34,577	(31,471)	3,106
Total	$106,262	$(66,591)	$39,671

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,349	$(8,315)	$18,034
Distribution agreements	3,250	(2,519)	731
License agreements	12,663	(7,768)	4,895
Trademarks	30,242	(15,256)	14,986
Customer lists	34,985	(31,195)	3,790
Total	$107,489	$(65,053)	$42,436

Aggregate amortization expense for the three and six-month periods ended June 30, 2022 was $12.1 million and $24.2 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2021 was $12.4 million and $24.9 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three-month period ended June 30, 2022, we did not identify indicators of impairment in any intangible assets based on our qualitative assessment. During the six-month period ended June 30, 2022, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our divestiture on April 30, 2022 of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited. We recorded an impairment charge for the carrying value of $1.7 million of intangible assets during the six months ended June 30, 2022, all of which pertained to our cardiovascular segment.

During the three-month period ended June 30, 2021, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. During the three-month period ended June 30, 2021, the primary indicator of impairment was our planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc Limited (“ArraVasc”). We recorded an impairment charge for the remaining carrying value of ArraVasc intangible assets of approximately $1.6 million during the three months ended June 30, 2021, all of which pertained to our cardiovascular segment.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2022 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2022	$24,013
2023	46,920
2024	43,995
2025	42,213
2026	31,670

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2022 and 2021 was a tax expense of $5.4 million and $1.9 million, respectively, which resulted in an effective tax rate of 26.1% and 28.4%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2022 and 2021 was a tax expense of $9.0 million and $3.7 million, respectively, which resulted in an effective tax rate of 25.9% and 18.8%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and six-month periods ended June 30, 2022, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loans	$129,375	$133,125
Revolving credit loans	116,875	110,000
Less unamortized debt issuance costs	(234)	(290)
Total long-term debt	246,016	242,835
Less current portion	10,313	8,438
Long-term portion	$235,703	$234,397

Third Amended and Restated Credit Agreement

On July 31, 2019, we entered into a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). The Third Amended Credit Agreement is a syndicated loan agreement with Wells Fargo Bank, National Association and other parties. The Third Amended Credit Agreement amended and restated in its entirety our previously outstanding Second Amended and Restated Credit Agreement and all amendments thereto. The Third Amended Credit Agreement provides for a term loan of $150 million and a revolving credit commitment of up to an aggregate amount of $600 million, inclusive of sub-facilities for multicurrency borrowings, standby letters of credit and swingline loans. On July 31, 2024, all principal, interest and other amounts outstanding under the Third Amended Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all term loans and revolving credit loans in whole or in part, without premium or penalty, other than breakage fees (as defined in the Third Amended Credit Agreement).

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of June 30, 2022.

As of June 30, 2022, we had outstanding borrowings of $246.3 million and issued letter of credit guarantees of $1.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $481 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2022 was a fixed rate of 2.71% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9), and a variable floating rate of 2.67% with respect to $171.3 million of the principal amount. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of June 30, 2022, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2022	$4,688
2023	11,250
2024	230,312
Total future minimum principal payments	$246,250

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

On June 30, 2022 and December 31, 2021, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap on June 30, 2022 was an asset of $2.0 million, which was partially offset by ($0.5) million in deferred taxes. The fair value of our interest rate swap on December 31, 2021 was a liability of ($1.4) million, partially offset by $0.4 million in deferred taxes.

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

Derivative Instruments Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the associated foreign currencies.

We enter into approximately 100 cash flow foreign currency hedges every month. As of June 30, 2022 and December 31, 2021, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $103.4 million and $123.0 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of June 30, 2022 and December 31, 2021, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $94.0 million and $86.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2022 and December 31, 2021, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Interest rate swaps	Other assets (long-term)	$2,029	$—
Foreign currency forward contracts	Prepaid expenses and other assets	3,977	1,326
Foreign currency forward contracts	Other assets (long-term)	801	179

(Liabilities)
Interest rate swaps	Other long-term obligations	—	(1,447)
Foreign currency forward contracts	Accrued expenses	(1,295)	(2,288)
Foreign currency forward contracts	Other long-term obligations	(106)	(502)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,246	$736

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,040)	(856)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2022	2021	Location in statements of income	2022	2021	2022	2021
Interest rate swaps	$689	$(84)	Interest expense	$(1,348)	$(1,386)	$(179)	$(447)
Foreign currency forward contracts	5,492	(632)	Revenue	294,976	280,325	198	(1,572)
			Cost of sales	(159,909)	(156,186)	(263)	304

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2022	2021	Location in statements of income	2022	2021	2022	2021
Interest rate swaps	$3,003	$638	Interest expense	$(2,350)	$(2,923)	$(473)	$(880)
Foreign currency forward contracts	5,222	(116)	Revenue	570,391	529,238	(188)	(3,172)
			Cost of sales	(314,417)	(293,205)	(446)	654

As of June 30, 2022, $3.2 million, or $2.4 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2022, $1.0 million, or $0.8 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2022	2021	2022	2021
Foreign currency forward contracts	Other expense — net	$1,290	$(977)	$178	$(748)

10.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries, audits or proceedings, or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience, settlement strategies and the potential availability of insurance coverage. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to such proceedings, actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of Europe, Middle East and Africa (“EMEA,”) and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. We intend to vigorously defend against the lawsuit. The proceeding was stayed until February 19, 2022, subject to the right of either party to seek to lift or extend the stay. The stay has expired, however, the parties have been engaged in mediation in an attempt to resolve the dispute. The parties have negotiated a tentative agreement to settle the dispute; however, that agreement is not final and remains subject to court approval. As currently proposed, the settlement would result in an expense to Merit of $1.0 million. The estimated expense associated with the tentative settlement has been reflected in our financial results reported for the three and six-month periods ended June 30, 2022.

SEC Inquiry

We have received a request from the Division of Enforcement of the U.S, Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China. We are cooperating with this request and investigating the matter and, at this time, are unable to predict the scope, timing, significance or outcome of this matter.

Legal costs for proceedings, legal actions and claims discussed, such as outside counsel fees and expenses, are charged to expense in the period(s) incurred.

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$15,298	$4,916	$25,843	$15,874
Average common shares outstanding	56,691	56,061	56,642	55,890
Basic EPS	$0.27	$0.09	$0.46	$0.28

Average common shares outstanding	56,691	56,061	56,642	55,890
Effect of dilutive stock awards	909	1,216	923	1,238
Total potential shares outstanding	57,600	57,277	57,565	57,128
Diluted EPS	$0.27	$0.09	$0.45	$0.28

Equity awards excluded as the impact was anti-dilutive (1)	1,641	990	1,597	1,016
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales
Nonqualified stock options	$509	$318	$1,097	$636
Research and development
Nonqualified stock options	450	276	936	555
Selling, general and administrative
Nonqualified stock options	1,207	814	3,131	2,441
Performance-based restricted stock units	1,257	972	2,072	1,703
Restricted stock units	529	385	928	740
Cash-settled performance-based share-based awards ("Liability Awards")	499	372	929	657
Total selling, general and administrative	3,492	2,543	7,060	5,541

Stock-based compensation expense before taxes	$4,451	$3,137	$9,093	$6,732

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the six-month periods ended June 30, 2022 and 2021, we granted stock options representing 168,606 and 125,850 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	1.4% - 3.0%	0.6%
Expected option term	4 years	4 years
Expected dividend yield	—	—
Expected price volatility	46.2% - 47.0%	46.7%

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

As of June 30, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was $24.0 million, which was expected to be recognized over a weighted average period of 2.6 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2022 and 2021, we granted performance stock units to certain of our executive officers which represent up to 120,710 and 128,883 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of June 30, 2022, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $8.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

Liability Awards

During the six-month periods ended June 30, 2022 and 2021, we granted liability awards to our Chief Executive Officer with total target cash incentives, each in the amount of $1.0 million. These awards entitle him to a target cash payment based upon attaining targeted levels of FCF and rTSR, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of June 30, 2022, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $3.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

During the three-month periods ended June 30, 2022 and 2021, we granted restricted stock units to our non-employee directors representing 30,500 and 26,226 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of June 30, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $1.6 million, which will be recognized over the remaining vesting period.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on net sales and income from operations.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales
Cardiovascular	$286,670	$272,292	$553,606	$513,298
Endoscopy	8,306	8,033	16,785	15,940
Total net sales	294,976	280,325	570,391	529,238

Income from operations
Cardiovascular	21,275	6,777	34,401	18,978
Endoscopy	1,981	2,118	4,088	4,111
Total income from operations	23,256	8,895	38,489	23,089

Total other expense — net	(2,555)	(2,030)	(3,617)	(3,530)
Income tax expense	5,403	1,949	9,029	3,685

Net income	$15,298	$4,916	$25,843	$15,874

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate contract asset, long-term (1)	$2,029	$—	$2,029	$—
Foreign currency contract assets, current and long-term (2)	$7,024	$—	$7,024	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,441)	$—	$(2,441)	$—
Contingent consideration liabilities	$(17,426)	$—	$—	$(17,426)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liability, long-term (1)	$(1,447)	$—	$(1,447)	$—
Foreign currency contract assets, current and long-term (2)	$2,241	$—	$2,241	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,646)	$—	$(3,646)	$—
Contingent consideration liabilities	$(48,234)	$—	$—	$(48,234)
(1)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported with other long-term assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$26,333	$55,754	$48,234	$55,750
Contingent consideration expense	1,187	1,805	3,787	2,207
Contingent payments made	(10,094)	(86)	(34,585)	(489)
Effect of foreign exchange	—	4	(10)	9
Ending balance	$17,426	$57,477	$17,426	$57,477

As of June 30, 2022, $5.7 million in contingent consideration liability was included in other long-term obligations and $11.7 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2021, $13.5 million in contingent consideration liability was included in other long-term obligations and $34.7 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $32.8 million and $0.5 million for the six-month periods ended June 30, 2022 and 2021, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $1.8 million for the six-month period ended June 30, 2022 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair value at
	June 30,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,404	Discounted cash flow	Discount rate	14% - 17%	15.9%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$11,444	Monte Carlo simulation	Discount rate	7.5% - 14%	7.6%
			Projected year of payments	2022-2032	2023

Regulatory approval contingent liability	$3,578	Scenario-based method	Discount rate	4.2%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,870	Discounted cash flow	Discount rate	13% - 16%	14.7%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$41,671	Monte Carlo simulation	Discount rate	7.5% - 12.5%	8.2%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,693	Scenario-based method	Discount rate	2.6%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the six-month period ended June 30, 2022, we made contingent payments of $1.6 million to a former director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the six-month period ended June 30, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the former Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. On April 30, 2022, we completed the divestiture of Fibrovein Holdings Limited, in exchange for the termination of our obligations arising from the acquisition transaction in August 2019 and the purchaser’s agreement to make potential future payments upon a qualifying disposition of the STD Pharmaceutical business. During the six-month period ended June 30, 2022, we had impairment losses related to acquired intangible assets of $1.7 million (see note 6) in connection with this disposition. In addition to the intangible asset impairment, during the three-month period ended June 30, 2022, we recorded a loss within other expense – net of $1.3 million primarily associated with the transfer of net assets of the divested entity including approximately $1.0 million of cash and $1.2 million of inventory, partially offset by a gain of $1.0 million from reclassification of foreign currency translation gains.

During the six-month period ended June 30, 2021 we had losses related to acquired intangible assets of $1.6 million (see note 6).

Right of Use Operating Lease Assets. During the three-month period ended June 30, 2021, we identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses in the three-month period ended June 30, 2021 of approximately $1.4 million, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease assets and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify lessees, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the properties. The ROU operating lease asset impairment losses in 2021 pertained to our cardiovascular segment. We had no such losses during the three and six-month periods ended June 30, 2022.

Property and Equipment. During the three and six-month periods ended June 30, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment.

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $2.4 million and $2.3 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an allowance for current expected credit losses of $0.2 million and $0.2 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$199	$932	$199	$730
Provision for credit loss expense	(7)	175	(7)	377
Ending balance	$192	$1,107	$192	$1,107

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2022 and 2021 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2022	$(269)	$(6,384)	$(6,653)

Other comprehensive income (loss)	6,181	(7,943)	(1,762)
Income taxes	(1,572)	60	(1,512)
Reclassifications to:
Revenue	(198)		(198)
Cost of sales	263		263
Interest expense	179		179
Other expense — net		(1,036)	(1,036)
Net other comprehensive income (loss)	4,853	(8,919)	(4,066)

Balance as of June 30, 2022	$4,584	$(15,303)	$(10,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2021	$(4,743)	$(2,439)	$(7,182)

Other comprehensive income (loss)	(716)	1,800	1,084
Income taxes	(248)	(203)	(451)
Reclassifications to:
Revenue	1,572		1,572
Cost of sales	(304)		(304)
Interest expense	447		447
Net other comprehensive income (loss)	751	1,597	2,348

Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	8,225	(8,736)	(511)
Income taxes	(2,284)	(4)	(2,288)
Reclassifications to:
Revenue	188		188
Cost of sales	446		446
Interest expense	473		473
Other expense — net		(1,036)	(1,036)
Net other comprehensive income (loss)	7,048	(9,776)	(2,728)

Balance as of June 30, 2022	$4,584	$(15,303)	$(10,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2021	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	522	(2,662)	(2,140)
Income taxes	(972)	332	(640)
Reclassifications to:
Revenue	3,172		3,172
Cost of sales	(654)		(654)
Interest expense	880		880
Net other comprehensive income (loss)	2,948	(2,330)	618

Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

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

For the three-month period ended June 30, 2022, we reported sales of $295.0 million, up $14.7 million or 5.2%, compared to sales for the three-month period ended June 30, 2021 of $280.3 million. For the six-month period ended June 30, 2022, we reported sales of $570.4 million, up $41.2 million or 7.8%, compared to sales for the six-month period ended June 30, 2021 of $529.2 million. For the three and six-month periods ended June 30, 2022, foreign currency fluctuations (net of hedging) decreased our net sales by $6.1 million and $7.8 million, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 45.8% for the three-month period ended June 30, 2022 compared to 44.3% for the three-month period ended June 30, 2021. Gross profit as a percentage of sales increased to 44.9% for the six-month period ended June 30, 2022 compared to 44.6% for the six-month period ended June 30, 2021.

Net income for the three-month period ended June 30, 2022 was $15.3 million, or $0.27 per share, compared to net income of $4.9 million, or $0.09 per share, for the three-month period ended June 30, 2021. Net income for the six-month period ended June 30, 2022 was $25.8 million, or $0.45 per share, compared to net income of $15.9 million, or $0.28 per share, for the six-month period ended June 30, 2021.

Recent Developments and Trends

In addition to the trends identified in the 2021 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2022 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended June 30, 2022 were driven primarily by stronger-than-anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the EMEA and “Rest of World” (“ROW”) regions.

●	Our clinical study, the “WAVE Study”, of the WRAPSODY™ Endovascular Stent Graft, an investigational device being studied for the treatment of stenosis or occlusion within dialysis outflow circuits continues to progress. We have 40 clinical sites actively enrolling patients in the study.
●	We announced first patient enrollment in two new studies in recent months: (1) the “WRAP” study which, is designed to evaluate the clinical benefits associated with the use of the WRAPSODY Cell-Impermeable Endoprosthesis in patients receiving hemodialysis that experience a narrowing (stenosis) or blockage (occlusion) of blood vessels required for dialysis (vascular access) and (2) the “STREAMLoc” study which is a Canadian registry intended to demonstrate the utility of the SCOUT® Surgical Guidance system to improve workflow and efficiency in Canadian centers diagnosing and treating breast cancer.
●	During the first half of 2022, we received “Breakthrough Device Designation” for Embosphere Microspheres for use in genicular artery embolization for symptomatic knee osteoarthritis, we received clearance for the SCOUT Bx™ Delivery System, a notable addition to the Merit Oncology Breast and Soft Tissue Localization portfolio, and we announced the launch of a new SCOUT Mini Reflector.
●	As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $65.2 million and net available borrowing capacity of approximately $481 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Gross profit	45.8	44.3	44.9	44.6
Selling, general and administrative expenses	29.0	32.7	29.7	32.6
Research and development expenses	6.3	6.3	6.3	6.4
Impairment charges	—	1.5	0.3	0.8
Contingent consideration expense	0.4	0.6	0.7	0.4
Acquired in-process research and development expense	2.3	—	1.2	—
Income from operations	7.9	3.2	6.7	4.4
Other expense — net	(0.9)	(0.7)	(0.6)	(0.7)
Income before income taxes	7.0	2.4	6.1	3.7
Net income	5.2	1.8	4.5	3.0

Sales

Sales for the three-month period ended June 30, 2022 increased by 5.2%, or $14.7 million, compared to the corresponding period in 2021. Sales for the six-month period ended June 30, 2022 increased by 7.8%, or $41.2 million, compared to the corresponding period in 2021. Listed below are the sales by product category within each of our financial reporting segments for the three and six-month periods ended June 30, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2022	2021	% Change	2022	2021
Cardiovascular
Peripheral Intervention	5.1%	$110,955	$105,600	9.2%	$216,728	$198,514
Cardiac Intervention	4.6%	89,574	85,653	6.7%	171,061	160,390
Custom Procedural Solutions	0.9%	49,093	48,636	1.4%	95,355	94,057
OEM	14.3%	37,048	32,403	16.8%	70,462	60,337
Total	5.3%	286,670	272,292	7.9%	553,606	513,298

Endoscopy
Endoscopy Devices	3.4%	8,306	8,033	5.3%	16,785	15,940

Total	5.2%	$294,976	$280,325	7.8%	$570,391	$529,238

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2022 were $286.7 million, up 5.3% when compared to the corresponding period of 2021 of $272.3 million. Sales for the three-month period ended June 30, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $5.4 million, or 5.1%, from the corresponding period of 2021. This increase was driven primarily by sales of our angiography, access, drainage, embolotherapy and radar localization products, offset partially by decreased sales of our intervention products.
(b)	Cardiac intervention products, which increased by $3.9 million, or 4.6%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention and access products, offset partially by decreased sales of our fluid management products (including our Medallion® Syringes, which saw increased demand in the prior period due to COVID-19 vaccination efforts).
(c)	OEM products, which increased by $4.6 million, or 14.3%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, fluid management and interventions products, and kits, offset partially by decreased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(d)	Custom procedural solutions products, which increased by $0.5 million, or 0.9%, from the corresponding period of 2021. This increase was driven primarily by sales of our trays, offset partially by decreased sales of our critical care products.

Our cardiovascular sales for the six-month period ended June 30, 2022 were $553.6 million, up 7.9% when compared to the corresponding period of 2021 of $513.3 million. Sales for the six-month period ended June 30, 2022 were favorably affected by increased sales of:

(e)	Peripheral intervention products, which increased by $18.2 million, or 9.2%, from the corresponding period of 2021. This increase was driven primarily by sales of our radar localization, drainage, angiography, access, biopsy, delivery systems, and embolotherapy products.
(f)	Cardiac intervention products, which increased by $10.7 million, or 6.7%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention, angiography and access products, offset partially by decreased sales of our fluid management products (including our Medallion® Syringes, which saw increased demand in the prior period due to COVID-19 vaccination efforts).

(g)	OEM products, which increased by $10.1 million, or 16.8%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, intervention and angiography products, kits and coatings, offset partially by decreased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(h)	Custom procedural solutions products, which increased by $1.3 million, or 1.4%, from the corresponding period of 2021. This increase was driven primarily by sales of our kits and trays, offset partially by decreased sales of our critical care products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2022 were $8.3 million, up 3.4%, when compared to sales in the corresponding period of 2021 of $8.0 million. Sales for the three-month period ended June 30, 2022 were favorably affected by increased sales of our Elation Pulmonary Balloon Dilator. Our endoscopy sales for the six-month period ended June 30, 2022 were $16.8 million, up 5.3%, when compared to sales in the corresponding period of 2021 of $15.9 million. Sales for the six-month period ended June 30, 2022 were favorably affected by increased sales of our Elation Pulmonary Balloon Dilator, EndoMAXX® fully covered esophageal stent and other stents.

Geographic Sales

Listed below are sales by geography for the three and six-month periods ended June 30, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2022	2021	% Change	2022	2021
United States	3.7%	$164,674	$158,771	5.8%	$317,666	$300,143
International	7.2%	130,302	121,554	10.3%	252,725	229,095
Total	5.2%	$294,976	$280,325	7.8%	$570,391	$529,238

United States Sales. U.S. sales for the three-month period ended June 30, 2022 were $164.7 million, or 55.8% of net sales, up 3.7% when compared to the corresponding period of 2021. U.S. sales for the six-month period ended June 30, 2022 were $317.7 million, or 55.7% of net sales, up 5.8% when compared to the corresponding period of 2021. The increase in our domestic sales was driven primarily by our U.S. Direct and OEM businesses.

International Sales. International sales for the three-month period ended June 30, 2022 were $130.3 million, or 44.2% of net sales, up 7.2% when compared to the corresponding period of 2021 of $121.6 million. The increase in our international sales for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021, included increased sales in our APAC operations of $0.5 million or 0.9%, in our ROW operations of $4.3 million or 59.5%, and in our EMEA operations of $3.9 million or 7.3%.

International sales for the six-month period ended June 30, 2022 were $252.7 million, or 44.3% of net sales, up 10.3% when compared to the corresponding period of 2021 of $229.1 million. The increase in our international sales for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, included increased sales in our APAC operations of $9.8 million or 8.7%, in our ROW operations of $7.5 million or 53.0%, and in our EMEA operations of $6.3 million or 6.2%.

Gross Profit

Our gross profit as a percentage of sales increased to 45.8% for the three-month period ended June 30, 2022, compared to 44.3% for the three-month period ended June 30, 2021. The increase in gross profit percentage was primarily due to changes in product mix, lower standard costs from efficiencies gained in our foundations for growth program and lower obsolescence expense as a percentage of sales, offset partially by unfavorable variances primarily from the impact of inflationary pressures on material costs and higher freight costs.

Our gross profit as a percentage of sales increased to 44.9% for the six-month period ended June 30, 2022, compared to 44.6% for the six-month period ended June 30, 2021. The increase in gross profit percentage was primarily due to changes in product mix, lower standard costs from efficiencies gained in our foundations for growth program and lower intangible amortization expense as a percentage of sales, offset partially by unfavorable variances primarily from the impact of inflationary pressures on material costs and higher freight costs.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased ($6.1) million, or (6.6)%, for the three-month period ended June 30, 2022 compared to the corresponding period of 2021. As a percentage of sales, SG&A expenses were 29.0% for the three-month period ended June 30, 2022, compared to 32.7% for the corresponding period of 2021. For the three-month period ended June 30, 2022, SG&A expenses decreased compared to the corresponding period of 2021 primarily due to $6.1 million of contract termination costs recorded in SG&A during the three-month period ended June 30, 2021 to renegotiate certain terms of an acquisition agreement.

SG&A expenses decreased ($3.1) million, or (1.8)%, for the six-month period ended June 30, 2022 compared to the corresponding period of 2021. As a percentage of sales, SG&A expenses were 29.7% for the six-month period ended June 30, 2022, compared to 32.6% for the corresponding period of 2021. For the six-month period ended June 30, 2022, SG&A expenses decreased compared to the corresponding period of 2021 primarily due to $6.1 million of contract termination costs recorded in SG&A during the three-month period ended June 30, 2021 to renegotiate certain terms of an acquisition agreement and $4.4 million decrease in acquisition related costs, partially offset by increased labor related costs associated with headcount.

Research and Development Expenses. Research and development ("R&D") expenses for the three-month period ended June 30, 2022 were $18.5 million, up 5.0%, when compared to R&D expenses in the corresponding period of 2021 of $17.6 million. R&D expenses for the six-month period ended June 30, 2022 were $35.9 million, up 5.9%, when compared to R&D expenses in the corresponding period of 2021 of $33.9 million. The increases in R&D expenses for the three and six-month periods ended June 30, 2022 compared to the corresponding periods in 2021 were largely due to higher labor-related costs, increased clinical expenses for certain R&D projects (including clinical trials for our Embosphere® Microspheres and WRAPSODYTM Endoprosthesis) and higher expenses related to implementation of the Medical Device Regulation in the European Union.

Impairment Charges. For the three-month period ended June 30, 2022, we recorded no impairment charges. For the three-month period ended June 30, 2021, we recorded impairment charges of $4.3 million. These impairments included $1.6 million of intangible assets and $1.3 million of property and equipment due to the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, and $1.4 million of impairments of certain right-of-use “ROU” operating lease assets due to site consolidation decisions and changes in our projected cash flows for the underlying assets.

For the six-month period ended June 30, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022. For the six-month period ended June 30, 2021 we recorded $4.3 million of impairment charges, as described above.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2022, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $1.2 million and $3.8 million, respectively, compared to contingent consideration expense of $1.8 million and $2.2 million for the three and six-month periods ended June 30, 2021. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three and six-month periods ended June 30, 2022, we recognized $6.7 million in acquired in-process research and development costs primarily associated with our acquisition of Restore Endosystems. We did not incur in-process research and development charges during the three and six-month periods ended June 30, 2021.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Income
Cardiovascular	$21,275	$6,777	$34,401	$18,978
Endoscopy	1,981	2,118	4,088	4,111
Total operating income	$23,256	$8,895	$38,489	$23,089

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2022 was $21.3 million, compared to cardiovascular operating income in the corresponding period of 2021 of $6.8 million. The increase in cardiovascular operating income during the three-month period ended June 30, 2022 compared to the corresponding period of 2021 was primarily a result of higher sales ($286.7 million compared to $272.3 million) and lower SG&A, partially offset by increased acquired in-process research and development charges in the three-month period ended June 30, 2022 of $6.7 million.

Our cardiovascular operating income for the six-month period ended June 30, 2022 was $34.4 million, compared to cardiovascular operating income in the corresponding period of 2021 of $19.0 million. The increase in cardiovascular operating income during the six-month period ended June 30, 2022 compared to the corresponding period of 2021 was primarily a result of higher sales ($553.6 million compared to $513.3 million), lower SG&A and lower impairment charges, partially offset by higher contingent consideration expense and acquired in-process research and development charges in the six-month period ended June 30, 2022 of $6.7 million.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2022 was $2.0 million, compared to endoscopy operating income of $2.1 million for the corresponding period of 2021. Our endoscopy operating income for the six-month period ended June 30, 2022 was $4.1 million, compared to endoscopy operating income of $4.1 million for the corresponding period of 2021. The decrease in endoscopy operating income for the three and six-month periods ended June 30, 2022 compared to the corresponding periods of 2021 was primarily a result of higher SG&A expenses.

Other Expense

Our other expense for the three-month periods ended June 30, 2022 and 2021 was $2.6 million and $2.0 million, respectively. The change in other expense was primarily related to a $1.3 million loss on disposition of our STD Pharmaceuticals operation, partially offset by decreased expense associated realized and unrealized foreign currency losses.

Our other expense for the six-month periods ended June 30, 2022 and 2021 was $3.6 million and $3.5 million, respectively. The change in other expense was primarily related to a $1.3 million loss on the divestiture of the STD Pharmaceutical business, partially offset by decreased interest expense as a result of a lower average debt balance despite a higher effective interest rate and decreased expense associated realized and unrealized foreign currency losses.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2022 and 2021 was a tax expense of $5.4 million and $1.9 million, respectively, which resulted in an effective tax rate of 26.1% and 28.4%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2022 and 2021 was a tax expense of $9.0 million and $3.7 million, respectively, which resulted in an effective tax rate of 25.9% and 18.8%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and six-month periods ended June 30, 2022, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

Net Income

Our net income for the three-month periods ended June 30, 2022 and 2021 was $15.3 million and $4.9 million, respectively. The increase in our net income for the three-month period ended June 30, 2022 was the result of several principal factors, including higher sales, improved gross margins as a percentage of sales, lower SG&A expenses, and lower impairment charges (no impairment in the three-month period ended June 30, 2022 compared to $4.3 million during the corresponding period of 2021), partially offset by increased acquired in-process research and development charges and higher income tax expense.

Our net income for the six-month periods ended June 30, 2022 and 2021 was $25.8 million and $15.9 million, respectively. The increase in our net income for the six-month period ended June 30, 2022 was the result of several principal factors, including higher sales, improved gross margins as a percentage of sales, lower SG&A expenses, and lower impairment charges ($1.7 million during the six-month period ended June 30, 2022 compared to $4.3 million for the corresponding period of 2021), partially offset by higher contingent consideration expense ($3.8 million for the six-month period ended June 30, 2022 compared to $2.2 million for the corresponding period of 2021), increased acquired in-process research and development charges, and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At June 30, 2022 and December 31, 2021, our current assets exceeded current liabilities by $297.0 million and $245.9 million, respectively, and we had cash, cash equivalents and restricted cash of $65.2 million and $67.8 million, respectively, of which $58.0 million and $55.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2022, and December 31, 2021, we had cash, cash equivalents and restricted cash of $37.6 million and $28.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $50.8 million and $76.4 million during the six-month periods ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities decreased $25.6 million for the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021. Significant factors affecting operating cash flows during these periods included:

●	Net income was approximately $25.8 million and $15.9 million for the six-month periods ended June 30, 2022 and 2021, respectively.
●	Cash provided by (used for) accrued expenses was ($21.0) million and $9.2 million for the six-month periods ended June 30, 2022 and 2021, respectively, due primarily to the payment of approximately $18.25 million into escrow in connection with the settlement of a securities class action lawsuit and the timing of payment of bonuses and other accrued liabilities in each period.
●	Cash provided by (used for) other receivables was $6.5 million and ($0.8) million for the six-month periods ended June 30, 2022 and 2021, respectively, due primarily to the collection of approximately $8.2 million of insurance proceeds in connection with the consolidated securities class action lawsuit we settled in April 2022.

●	Cash provided by (used for) inventories was ($14.8) million and $3.2 million for the six-month periods ended June 30, 2022 and 2021, respectively. The increase in inventory was associated with our strategy to proactively invest in our inventory balances to build the requisite safety stock and encourage high customer service levels.

Cash flows used in investing activities. We used cash in investing activities of $23.3 million and $15.3 million for the six-month periods ended June 30, 2022 and 2021, respectively. We used cash for capital expenditures of property and equipment of $16.8 million and $12.8 million in the six-month periods ended June 30, 2022 and 2021, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2022 for property and equipment.

Cash outflows invested in acquisitions for the six-month period ended June 30, 2022 were approximately $4.7 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems and our additional equity investment in Fluidx of $1.4 million. Cash outflows invested in acquisitions for the six-month period ended June 30, 2021 were approximately $1.8 million and were primarily related to our settlement of the first deferred payment for our acquisition of KA Medical, LLC completed in November 2020.

Cash flows used in financing activities. Cash used in financing activities for the six-month periods ended June 30, 2022 and 2021 was $27.4 million and $48.1 million, respectively. During the six-month period ended June 30, 2022 we increased our net borrowings by approximately $3.1 million to partially finance the payment of contingent consideration of $34.6 million, principally related to our acquisition of Cianna Medical and payment of the final sales milestone to Vascular Insights, LLC. During the six-month period ended June 30, 2021 we decreased our net borrowings by approximately $58.9 million.

As of June 30, 2022, we had outstanding borrowings of $246.3 million and issued letter of credit guarantees of $1.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $481 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of June 30, 2022 was a fixed rate of 2.71% with respect to $75 million of the principal amount as a result of an interest rate swap and a variable floating rate of 2.67% with respect to $171.3 million of the principal amount. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2022 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2021 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2021 Annual Report on Form 10-K. In the six-month period ended June 30, 2022, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting Merit or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

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

As disclosed in Note 10 “Commitments and Contingencies” to our consolidated financial statements, although we are unable to predict the scope, timing, significance or outcome of the SEC inquiry referenced in that note, the inquiry may cause a diversion of our management’s time and attention and could have a material adverse effect on our reputation, business, results of operations, financial condition or cash flows.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1	Deferred Compensation Plan for Non-Employee Directors †
10.2	Performance Stock Unit Award Agreement (Three Year Performance Period) dated May 19, 2022 by and between Merit Medical Systems, Inc. and Neil Peterson †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: August 5, 2022	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 5, 2022	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer