Form 10-Q
period 2022-09-30
MERIT MEDICAL SYSTEMS INC
filed 2022-10-28
CIK 856982

d Peripheral Intervention engu%911Y2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of October 26, 2022
Common Stock, no par	56,919,405

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets:
Cash and cash equivalents	$51,481	$67,750
Trade receivables — net of allowance for credit losses — 2022 — $8,018 and 2021 — $6,767	155,828	152,301
Other receivables	10,827	17,763
Inventories	246,660	221,922
Prepaid expenses and other current assets	27,388	16,149
Prepaid income taxes	3,515	3,550
Income tax refund receivables	4,164	2,777
Total current assets	499,863	482,212

Property and equipment:
Land and land improvements	25,699	25,287
Buildings	186,976	190,044
Manufacturing equipment	290,306	277,976
Furniture and fixtures	63,380	61,446
Leasehold improvements	49,962	46,341
Construction-in-progress	59,783	51,182
Total property and equipment	676,106	652,276
Less accumulated depreciation	(299,950)	(280,618)
Property and equipment — net	376,156	371,658

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2022 — $263,990 and 2021 — $234,016	245,282	276,833
Other — net of accumulated amortization — 2022 — $68,308 and 2021 — $65,053	38,825	42,436
Goodwill	358,056	361,741
Deferred income tax assets	5,467	6,080
Right-of-use operating lease assets	64,700	65,913
Other assets	44,388	41,421
Total other assets	756,718	794,424

Total assets	$1,632,737	$1,648,294

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021
	(unaudited)
Current liabilities:
Trade payables	$63,206	$55,624
Accrued expenses	124,504	159,014
Current portion of long-term debt	11,250	8,438
Short-term operating lease liabilities	10,310	10,668
Income taxes payable	3,765	2,536
Total current liabilities	213,035	236,280

Long-term debt	205,412	234,397
Deferred income tax liabilities	31,168	31,503
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	932	932
Deferred compensation payable	14,786	18,111
Deferred credits	1,735	1,815
Long-term operating lease liabilities	59,989	61,526
Other long-term obligations	16,492	23,584
Total liabilities	543,896	608,495

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of September 30, 2022 - 56,918 and December 31, 2021 - 56,570	658,198	641,533
Retained earnings	447,372	406,257
Accumulated other comprehensive loss	(16,729)	(7,991)
Total stockholders’ equity	1,088,841	1,039,799

Total liabilities and stockholders’ equity	$1,632,737	$1,648,294

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$287,175	$267,021	$857,566	$796,259
Cost of sales	158,602	146,527	473,019	439,732
Gross profit	128,573	120,494	384,547	356,527

Operating expenses:
Selling, general and administrative	89,780	86,474	259,282	259,061
Research and development	19,221	16,974	55,074	50,841
Impairment charges	—	—	1,672	4,283
Contingent consideration expense	915	1,115	4,702	3,322
Acquired in-process research and development	—	—	6,671	—
Total operating expenses	109,916	104,563	327,401	317,507

Income from operations	18,657	15,931	57,146	39,020

Other income (expense):
Interest income	116	104	316	668
Interest expense	(1,831)	(1,233)	(4,180)	(4,156)
Other income (expense) — net	660	(625)	(808)	(1,796)
Total other expense — net	(1,055)	(1,754)	(4,672)	(5,284)

Income before income taxes	17,602	14,177	52,474	33,736

Income tax expense	2,330	2,210	11,359	5,895

Net income	$15,272	$11,967	$41,115	$27,841

Earnings per common share
Basic	$0.27	$0.21	$0.73	$0.50
Diluted	$0.27	$0.21	$0.71	$0.49

Weighted average shares outstanding
Basic	56,835	56,302	56,707	56,033
Diluted	57,586	57,549	57,573	57,274

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,272	$11,967	$41,115	$27,841
Other comprehensive income (loss):
Cash flow hedges	3,850	1,522	13,182	5,442
Income tax benefit (expense)	(942)	(377)	(3,226)	(1,349)
Foreign currency translation adjustment	(9,003)	(2,873)	(18,775)	(5,535)
Income tax benefit (expense)	85	346	81	678
Total other comprehensive income (loss)	(6,010)	(1,382)	(8,738)	(764)
Total comprehensive income	$9,262	$10,585	$32,377	$27,077

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	646,370	416,802	(6,653)	1,056,519
Net income			15,298		15,298
Other comprehensive loss				(4,066)	(4,066)
Stock-based compensation expense		3,952			3,952
Options exercised	58	1,303			1,303
Issuance of common stock under Employee Stock Purchase Plan	6	301			301
Shares issued from time-vested restricted stock units	26	—			—
Balance — June 30, 2022	56,745	651,926	432,100	(10,719)	1,073,307
Net income			15,272		15,272
Other comprehensive loss				(6,010)	(6,010)
Stock-based compensation expense		3,893			3,893
Options exercised	201	4,141			4,141
Issuance of common stock under Employee Stock Purchase Plan	5	246			246
Shares surrendered in exchange for payment of payroll tax liabilities	(18)	(1,110)			(1,110)
Shares surrendered in exchange for exercise of stock options	(15)	(898)			(898)
Balance — September 30, 2022	56,918	$658,198	$447,372	$(16,729)	$1,088,841

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
Balance — January 1, 2021	55,623	$606,224	$357,803	$(5,452)	$958,575
Net income			10,958		10,958
Other comprehensive loss				(1,730)	(1,730)
Stock-based compensation expense		3,310			3,310
Options exercised	291	5,897			5,897
Issuance of common stock under Employee Stock Purchase Plan	5	263			263
Shares issued from time-vested restricted stock units	25	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(9)	(488)			(488)
Shares surrendered in exchange for exercise of stock options	(2)	(93)			(93)
Balance — March 31, 2021	55,933	615,113	368,761	(7,182)	976,692
Net income			4,916		4,916
Other comprehensive income				2,348	2,348
Stock-based compensation expense		2,765			2,765
Options exercised	253	5,455			5,455
Issuance of common stock under Employee Stock Purchase Plan	4	258			258
Shares issued from time-vested restricted stock units	34	—			—
Balance — June 30, 2021	56,224	623,591	373,677	(4,834)	992,434
Net income			11,967		11,967
Other comprehensive loss				(1,382)	(1,382)
Stock-based compensation expense		4,411			4,411
Options exercised	225	5,806			5,806
Issuance of common stock under Employee Stock Purchase Plan	5	314			314
Shares surrendered in exchange for payment of payroll tax liabilities	(1)	(88)			(88)
Shares surrendered in exchange for exercise of stock options	(1)	(86)			(86)
Balance — September 30, 2021	56,452	$633,948	$385,644	$(6,216)	$1,013,376

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,115	$27,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,312	63,173
Loss on disposition of business	1,389	—
Loss on sale or abandonment of property and equipment	196	630
Write-off of certain intangible assets and other long-term assets	1,733	4,412
Acquired in-process research and development	6,671	—
Amortization of right-of-use operating lease assets	7,819	8,941
Adjustments and payments related to contingent consideration liability	2,888	3,322
Amortization of deferred credits	(81)	(81)
Amortization of long-term debt issuance costs	453	453
Stock-based compensation expense	13,691	11,589
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(9,063)	(6,180)
Other receivables	5,669	(3,173)
Inventories	(30,735)	(11,180)
Prepaid expenses and other current assets	(4,186)	(6,251)
Income tax refund receivables	(1,713)	960
Other assets	1,848	(3,638)
Trade payables	9,752	1,181
Accrued expenses	(8,861)	19,575
Income taxes payable	(1,374)	(1,600)
Deferred compensation payable	(3,325)	606
Operating lease liabilities	(8,406)	(9,365)
Other long-term obligations	(509)	201
Total adjustments	45,168	73,575
Net cash, cash equivalents, and restricted cash provided by operating activities	86,283	101,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(32,539)	(19,612)
Intangible assets	(1,909)	(2,121)
Proceeds from the sale of property and equipment	63	1,037
Payments from disposition of business	(971)	—
Cash paid in acquisitions, net of cash acquired	(4,712)	(1,858)
Net cash, cash equivalents, and restricted cash used in investing activities	$(40,068)	$(22,554)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$6,733	$17,814
Proceeds from issuance of long-term debt	172,336	73,251
Payments on long-term debt	(198,593)	(145,876)
Contingent payments related to acquisitions	(32,862)	(10,579)
Payment of taxes related to an exchange of common stock	(2,125)	(576)
Net cash, cash equivalents, and restricted cash used in financing activities	(54,511)	(65,966)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5,862)	(908)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,158)	11,988

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	67,750	56,916
End of period	$53,592	$68,904

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	51,481	68,904
Restricted cash reported in prepaid expenses and other current assets	2,111	—
Total cash, cash equivalents and restricted cash	$53,592	$68,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $565 and $345, respectively)	$4,087	$4,155
Income taxes	14,013	6,166

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,899	$2,842
Acquisition purchases in accrued expenses and other long-term obligations	(4,526)	—
Merit common stock surrendered (15 and 3 shares, respectively) in exchange for exercise of stock options	898	179
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	8,948	827

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2022 and 2021 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2022 and December 31, 2021, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three and nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amended the scope of ASU 2020-04. ASU 2020-04 and ASU 2021-01 became effective as of March 12, 2020, and the provisions of these updates may be applied prospectively to transactions through December 31, 2022, when reference rate reform activity is expected to be completed. As of September 30, 2022, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$67,200	$43,498	$110,698	$61,282	$39,777	$101,059
Cardiac Intervention	33,194	53,654	86,848	30,562	49,251	79,813
Custom Procedural Solutions	27,078	18,614	45,692	27,895	21,540	49,435
OEM	29,425	6,286	35,711	25,025	4,372	29,397
Total	156,897	122,052	278,949	144,764	114,940	259,704

Endoscopy
Endoscopy Devices	7,674	552	8,226	6,741	576	7,317

Total	$164,571	$122,604	$287,175	$151,505	$115,516	$267,021

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$195,095	$132,331	$327,426	$181,383	$118,190	$299,573
Cardiac Intervention	95,652	162,257	257,909	93,030	147,173	240,203
Custom Procedural Solutions	80,951	60,096	141,047	80,179	63,313	143,492
OEM	87,269	18,904	106,173	75,335	14,399	89,734
Total	458,967	373,588	832,555	429,927	343,075	773,002

Endoscopy
Endoscopy Devices	23,270	1,741	25,011	21,721	1,536	23,257

Total	$482,237	$375,329	$857,566	$451,648	$344,611	$796,259

4. Acquisitions. On April 30, 2022, we acquired the Restore Endosystems Bifurcated Stent System pursuant to the terms of a unit purchase agreement we executed with the members of Restore Endosystems, LLC (“Restore Endosystems”). Pursuant to the terms and conditions of the unit purchase agreement, we paid $3 million in cash at closing. We also accrued $3.5 million of other long-term obligations, which represents the fair value of two separate $2 million payments which are payable no later than two and four years following the closing of the acquisition, respectively, or earlier upon the achievement of specified milestones. We impute interest on these liabilities with the passage of time. We have accounted for this transaction as an asset purchase and recorded $6.5 million of acquired in-process research and development expense, because the technological feasibility of the underlying research and development project has not yet been reached and such technology had no identified future alternative use as of the date of acquisition.

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

During the three-month period ended September 30, 2022, we met the criteria requiring the final payment pursuant to our asset purchase agreement with QX Medical, LLC executed on December 15, 2011, for the acquisition of the intellectual property rights to certain support guide catheter technology. As of September 30, 2022, we recorded a liability of $1.0 million within accrued expenses based upon our obligation to pay the sales milestone payment in accordance with the terms of the asset purchase agreement and capitalized a developed technology intangible asset.

5. Inventories. Inventories at September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$134,686	$132,403
Work-in-process	32,470	22,160
Raw materials	79,504	67,359
Total inventories	$246,660	$221,922

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the nine-month period ended September 30, 2022 is detailed as follows (in thousands):

2022
Goodwill balance at January 1	$361,741
Effect of foreign exchange	(3,685)
Goodwill balance at September 30	$358,056

Total accumulated goodwill impairment losses aggregated $8.3 million as of September 30, 2022 and December 31, 2021. We did not have any goodwill impairments for the nine-month periods ended September 30, 2022 and 2021. The total goodwill balances as of September 30, 2022 and December 31, 2021 were related to our cardiovascular segment.

Other intangible assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,179	$(9,724)	$18,455
Distribution agreements	3,250	(2,664)	586
License agreements	11,029	(6,967)	4,062
Trademarks	30,194	(17,189)	13,005
Customer lists	34,481	(31,764)	2,717
Total	$107,133	$(68,308)	$38,825

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,349	$(8,315)	$18,034
Distribution agreements	3,250	(2,519)	731
License agreements	12,663	(7,768)	4,895
Trademarks	30,242	(15,256)	14,986
Customer lists	34,985	(31,195)	3,790
Total	$107,489	$(65,053)	$42,436

Aggregate amortization expense for the three and nine-month periods ended September 30, 2022 was $12.1 million and $36.3 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2021 was $12.4 million and $37.3 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the nine-month period ended September 30, 2022, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our divestiture on April 30, 2022 of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited. We recorded an impairment charge for the carrying value of $1.7 million of intangible assets during the nine months ended September 30, 2022, all of which pertained to our cardiovascular segment.

During the nine-month period ended September 30, 2021, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. During the nine-month period ended September 30, 2021, the primary indicator of impairment was our planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc Limited (“ArraVasc”). We recorded an impairment charge for the remaining carrying value of ArraVasc intangible assets of approximately $1.6 million during the nine-month period ended September 30, 2021, all of which pertained to our cardiovascular segment.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2022 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
Remaining 2022	$12,121
2023	47,414
2024	44,330
2025	42,434
2026	31,860

7.   Income Taxes. Our provision for income taxes for the three-month periods ended September 30, 2022 and 2021 was a tax expense of $2.3 million and $2.2 million, respectively, which resulted in an effective tax rate of 13.2% and 15.6%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2022 and 2021 was a tax expense of $11.4 million and $5.9 million, respectively, which resulted in an effective tax rate of 21.6% and 17.5%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and nine-month periods ended September 30, 2022, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We currently do not anticipate the recently enacted law, including the corporate alternative minimum tax, one percent excise tax on stock repurchases, or tax incentives to promote clean energy, to have a material impact on our consolidated financial statements.

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loans	$127,500	$133,125
Revolving credit loans	89,368	110,000
Less unamortized debt issuance costs	(206)	(290)
Total long-term debt	216,662	242,835
Less current portion	11,250	8,438
Long-term portion	$205,412	$234,397

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of September 30, 2022.

As of September 30, 2022, we had outstanding borrowings of $216.9 million and issued letter of credit guarantees of $1.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $509 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2022 was a fixed rate of 2.71% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9), and a variable floating rate of 4.12% with respect to $141.9 million of the principal amount. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of September 30, 2022, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2022	$2,812
2023	11,250
2024	202,806
Total future minimum principal payments	$216,868

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

Derivative Instruments Designated as Cash Flow Hedges

On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $75 million with Wells Fargo to fix the one-month LIBOR rate on that portion of our borrowings under the Third Amended Credit Agreement at 1.71% for the period from July 6, 2021 to July 31, 2024. The variable portion of the interest rate swap is tied to the one-month LIBOR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid.

On September 30, 2022 and December 31, 2021, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap on September 30, 2022 was an asset of $3.4 million, which was partially offset by ($0.8) million in deferred taxes. The fair value of our interest rate swap on December 31, 2021 was a liability of ($1.4) million, partially offset by $0.4 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of September 30, 2022 and December 31, 2021, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $72.8 million and $123.0 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of September 30, 2022 and December 31, 2021, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $79.3 million and $86.0 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2022 and December 31, 2021, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Interest rate swaps	Other assets (long-term)	$3,439	$—
Foreign currency forward contracts	Prepaid expenses and other assets	5,969	1,326
Foreign currency forward contracts	Other assets (long-term)	695	179

(Liabilities)
Interest rate swaps	Other long-term obligations	—	(1,447)
Foreign currency forward contracts	Accrued expenses	(1,324)	(2,288)
Foreign currency forward contracts	Other long-term obligations	(35)	(502)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$3,206	$736

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,474)	(856)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2022	2021	Location in statements of income	2022	2021	2022	2021
Interest rate swaps	$1,504	$(18)	Interest expense	$(1,831)	$(1,233)	$94	$(319)
Foreign currency forward contracts	3,491	33	Revenue	287,175	267,021	1,491	(1,500)
			Cost of sales	(158,602)	(146,527)	(440)	312

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2022	2021	Location in statements of income	2022	2021	2022	2021
Interest rate swaps	$4,507	$619	Interest expense	$(4,180)	$(4,156)	$(379)	$(1,198)
Foreign currency forward contracts	8,713	(83)	Revenue	857,566	796,259	1,303	(4,674)
			Cost of sales	(473,019)	(439,732)	(886)	966

As of September 30, 2022, $5.5 million, or $4.2 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2022, $1.9 million, or $1.5 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2022	2021	2022	2021
Foreign currency forward contracts	Other income (expense) — net	$1,034	$39	$1,212	$(709)

10.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries, audits or proceedings, or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant amounts and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience, settlement strategies and the potential availability of insurance coverage. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to such proceedings, actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of Europe, Middle East and Africa (“EMEA,”) and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleges that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and seeks unspecified damages, costs, and professional fees. The parties have negotiated a tentative agreement to settle the dispute; however, that agreement is not final and remains subject to court approval. As currently proposed, the settlement would result in an expense to Merit of $1.0 million. The estimated expense associated with the tentative settlement has been reflected in our financial results reported for the nine-month period ended September 30, 2022. On October 18, 2022, the court entered an order preliminarily approving the settlement and providing for notice to the Company’s shareholders, subject to further consideration at a settlement hearing scheduled for February 16, 2023.

SEC Inquiry

We received a request from the Division of Enforcement of the U.S, Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China. We are cooperating with this request and investigating the matter and, at this time, are unable to predict the scope, timing, significance or outcome of this matter.

Legal costs for proceedings, legal actions and claims discussed above, such as outside counsel fees and expenses, are charged to expense in the period(s) incurred.

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,272	$11,967	$41,115	$27,841
Average common shares outstanding	56,835	56,302	56,707	56,033
Basic EPS	$0.27	$0.21	$0.73	$0.50

Average common shares outstanding	56,835	56,302	56,707	56,033
Effect of dilutive stock awards	751	1,247	866	1,241
Total potential shares outstanding	57,586	57,549	57,573	57,274
Diluted EPS	$0.27	$0.21	$0.71	$0.49

Equity awards excluded as the impact was anti-dilutive (1)	1,641	419	1,612	815
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales
Nonqualified stock options	$150	$383	$1,247	$1,019
Research and development
Nonqualified stock options	476	355	1,412	910
Selling, general and administrative
Nonqualified stock options	2,166	2,071	5,297	4,512
Performance-based restricted stock units	647	1,193	2,719	2,896
Restricted stock units	454	409	1,382	1,149
Cash-settled performance-based share-based awards ("Liability Awards")	705	446	1,634	1,103
Total selling, general and administrative	3,972	4,119	11,032	9,660

Stock-based compensation expense before taxes	$4,598	$4,857	$13,691	$11,589

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the nine-month periods ended September 30, 2022 and 2021, we granted stock options representing 203,606 and 656,350 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
	2022	2021
Risk-free interest rate	1.4% - 3.4%	0.5% - 0.7%
Expected option term	4.0 years	4.0 years
Expected dividend yield	—	—
Expected price volatility	46.2% - 47.4%	46.3% - 46.7%

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

As of September 30, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was $22.0 million, which was expected to be recognized over a weighted average period of 2.3 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2022 and 2021, we granted performance stock units to certain of our executive officers which represent up to 120,710 and 128,883 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

Nine Months Ended
September 30,
	2022	2021
Risk-free interest rate	1.6% - 2.7%	0.1% - 0.3%
Performance period	2.6 - 2.8 years	1.8 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	38.5% - 46.2%	43.7% - 49.3%

The risk-free interest rate of return was determined using the U.S. Treasury rate at the time of grant with a term equal to the expected term of the award. The expected volatility was based on the weighted average volatility of our stock price and the average volatility of our compensation peer group's stock price. The expected dividend yield was assumed to be zero because, at the time of the grant, we had no plans to declare a dividend.

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved. As of

September 30, 2022, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $6.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

Liability Awards

During the nine-month periods ended September 30, 2022 and 2021, we granted liability awards to our Chief Executive Officer with total target cash incentives, each in the amount of $1.0 million. These awards entitle him to a target cash payment based upon attaining targeted levels of FCF and rTSR, as defined in the award agreements. Settlement generally occurs based upon the same performance metrics, vesting period, and performance period as our performance stock units.

The fair value of these awards is remeasured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of September 30, 2022, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $2.7 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

During the nine-month periods ended September 30, 2022 and 2021, we granted restricted stock units to our non-employee directors representing 30,500 and 26,226 shares of our common stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of September 30, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $1.2 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Cardiovascular	$278,949	$259,704	$832,555	$773,002
Endoscopy	8,226	7,317	25,011	23,257
Total net sales	287,175	267,021	857,566	796,259

Income from operations
Cardiovascular	17,435	14,411	51,836	33,389
Endoscopy	1,222	1,520	5,310	5,631
Total income from operations	18,657	15,931	57,146	39,020

Total other expense — net	(1,055)	(1,754)	(4,672)	(5,284)
Income tax expense	2,330	2,210	11,359	5,895

Net income	$15,272	$11,967	$41,115	$27,841

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Interest rate contract asset, long-term (1)	$3,439	$—	$3,439	$—
Foreign currency contract assets, current and long-term (2)	$9,870	$—	$9,870	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,833)	$—	$(2,833)	$—
Contingent consideration liabilities	$(18,250)	$—	$—	$(18,250)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liability, long-term (1)	$(1,447)	$—	$(1,447)	$—
Foreign currency contract assets, current and long-term (2)	$2,241	$—	$2,241	$—
Foreign currency contract liabilities, current and long-term (3)	$(3,646)	$—	$(3,646)	$—
Contingent consideration liabilities	$(48,234)	$—	$—	$(48,234)
(1)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported with other long-term assets or other long-term obligations in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.

(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$17,426	$57,477	$48,234	$55,750
Contingent consideration expense	915	1,115	4,702	3,322
Contingent payments made	(91)	(10,090)	(34,676)	(10,579)
Effect of foreign exchange	—	(19)	(10)	(10)
Ending balance	$18,250	$48,483	$18,250	$48,483

As of September 30, 2022, $5.5 million in contingent consideration liability was included in other long-term obligations and $12.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2021, $13.5 million in contingent consideration liability was included in other long-term obligations and $34.7 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $32.9 million and $10.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $1.8 million for the nine-month period ended September 30, 2022 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair value at
	September 30,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,322	Discounted cash flow	Discount rate	14% - 17%	15.9%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$12,551	Monte Carlo simulation	Discount rate	7.5% - 14%	7.6%
			Projected year of payments	2022-2032	2023

Regulatory approval contingent liability	$3,377	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,870	Discounted cash flow	Discount rate	13% - 16%	14.7%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$41,671	Monte Carlo simulation	Discount rate	7.5% - 12.5%	8.2%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,693	Scenario-based method	Discount rate	2.6%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the nine-month period ended September 30, 2022, we made contingent payments of $1.6 million to a former director of Merit and former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. We made no such payments during the nine-month period ended September 30, 2021. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the former Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. On April 30, 2022, we completed the divestiture of Fibrovein Holdings Limited, which was the owner of all of the capital stock of STD Pharmaceutical Products Limited, in exchange for the termination of our obligations arising from the acquisition transaction in August 2019 and the purchaser’s agreement to make potential future payments upon a qualifying disposition of the STD Pharmaceutical business. During the nine-month period ended September 30, 2022, we had impairment losses related to acquired intangible assets of $1.7 million (see note 6) in connection with this disposition. In addition to the intangible asset impairment, during the three-month period ended June 30, 2022, we recorded a loss within other income (expense) – net of $1.3 million primarily associated with the transfer of net assets of the divested entity including approximately $1.0 million of cash and $1.2 million of inventory, partially offset by a gain of $1.0 million from reclassification of foreign currency translation gains.

During the nine-month period ended September 30, 2021 we had losses related to acquired intangible assets of $1.6 million (see note 6).

Right of Use Operating Lease Assets. During the nine-month period ended September 30, 2021, we identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses in the nine-month period ended September 30, 2021 of approximately $1.4 million, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease assets and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes included an increase in the anticipated time to identify lessees, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the properties. The ROU operating lease asset impairment losses in 2021 pertained to our cardiovascular segment. We had no such losses during the three and nine-month periods ended September 30, 2022.

Property and Equipment. During the three and nine-month periods ended September 30, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment.

Notes Receivable

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $2.4 million and $2.3 million as of September 30, 2022, and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an allowance for current expected credit losses of $0.2 million and $0.2 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors. The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$192	$1,107	$199	$730
Provision for credit loss expense	(6)	113	(13)	490
Ending balance	$186	$1,220	$186	$1,220

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2022	$4,584	$(15,303)	$(10,719)

Other comprehensive income (loss)	4,995	(9,003)	(4,008)
Income taxes	(942)	85	(857)
Reclassifications to:
Revenue	(1,491)		(1,491)
Cost of sales	440		440
Interest expense	(94)		(94)
Net other comprehensive income (loss)	2,908	(8,918)	(6,010)

Balance as of September 30, 2022	$7,492	$(24,221)	$(16,729)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 30, 2021	$(3,992)	$(842)	$(4,834)

Other comprehensive income (loss)	15	(2,873)	(2,858)
Income taxes	(377)	346	(31)
Reclassifications to:
Revenue	1,500		1,500
Cost of sales	(312)		(312)
Interest expense	319		319
Net other comprehensive income (loss)	1,145	(2,527)	(1,382)

Balance as of September 30, 2021	$(2,847)	$(3,369)	$(6,216)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	13,220	(17,739)	(4,519)
Income taxes	(3,226)	81	(3,145)
Reclassifications to:
Revenue	(1,303)		(1,303)
Cost of sales	886		886
Interest expense	379		379
Other expense — net		(1,036)	(1,036)
Net other comprehensive income (loss)	9,956	(18,694)	(8,738)

Balance as of September 30, 2022	$7,492	$(24,221)	$(16,729)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(6,940)	$1,488	$(5,452)

Other comprehensive income (loss)	536	(5,535)	(4,999)
Income taxes	(1,349)	678	(671)
Reclassifications to:
Revenue	4,674		4,674
Cost of sales	(966)		(966)
Interest expense	1,198		1,198
Net other comprehensive income (loss)	4,093	(4,857)	(764)

Balance as of September 30, 2021	$(2,847)	$(3,369)	$(6,216)

16. Subsequent Events. On October 3, 2022, we entered into an asset purchase agreement to acquire substantially all the assets of BioTrace Medical, Inc. (“BioTrace”), developer of the Tempo® Temporary Pacing Lead device. Subject to the terms and conditions of the asset purchase agreement, we paid $2.5 million in cash at closing. Additionally, upon achievement of the first device sold in the United States, we are obligated to pay a total of six annual royalty payments at an amount of up to 10% of net sales. We intend to account for this transaction as an asset purchase and will capitalize the acquired assets, including developed technology, in our consolidated balance sheet.

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

For the three-month period ended September 30, 2022, we reported sales of $287.2 million, an increase of $20.2 million or 7.5%, compared to sales for the three-month period ended September 30, 2021 of $267.0 million. For the nine-month period ended September 30, 2022, we reported sales of $857.6 million, an increase of $61.3 million or 7.7% compared to sales for the nine-month period ended September 30, 2021 of $796.3 million. For the three and nine-month periods ended September 30, 2022, foreign currency fluctuations (net of hedging) decreased our net sales by $8.0 million and $15.8 million, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales was 44.8% for the three-month period ended September 30, 2022, compared to 45.1% for the three-month period ended September 30, 2021. Gross profit as a percentage of sales was 44.8% for the nine-month periods ended September 30, 2022 and 2021.

Net income for the three-month period ended September 30, 2022 was $15.3 million, or $0.27 per share, compared to net income of $12.0 million, or $0.21 per share, for the three-month period ended September 30, 2021. Net income for the nine-month period ended September 30, 2022 was $41.1 million, or $0.71 per share, compared to net income of $27.8 million, or $0.49 per share, for the nine-month period ended September 30, 2021.

Recent Developments and Trends

In addition to the trends identified in the 2021 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2022 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended September 30, 2022 were driven primarily by stronger than anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the EMEA and Asia Pacific (“APAC”) regions.

●	During the third quarter of 2022, we launched four new products, including a new version of our Elation Pulmonary Balloon Dilator, our SafeGuard Focus Cool™ Compression Device, our Prelude Roadster™ Guide Sheath, and our TEMNO Elite™ Soft Tissue Biopsy System.
●	Our dedication to the Foundations for Growth program has helped offset inflationary cost pressures in certain raw materials, shipping, and freight expenses.
●	As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $53.6 million and net available borrowing capacity of approximately $509 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Gross profit	44.8	45.1	44.8	44.8
Selling, general and administrative expenses	31.3	32.4	30.2	32.5
Research and development expenses	6.7	6.4	6.4	6.4
Impairment charges	—	—	0.2	0.5
Contingent consideration expense	0.3	0.4	0.5	0.4
Acquired in-process research and development expense	—	—	0.8	—
Income from operations	6.5	6.0	6.7	4.9
Other expense — net	(0.4)	(0.7)	(0.5)	(0.7)
Income before income taxes	6.1	5.3	6.1	4.2
Net income	5.3	4.5	4.8	3.5

Sales

Sales for the three-month period ended September 30, 2022 increased by 7.5%, or $20.2 million, compared to the corresponding period in 2021. Sales for the nine-month period ended September 30, 2022 increased by 7.7%, or $61.3 million, compared to the corresponding period in 2021. Listed below are the sales by product category within each of our financial reporting segments for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2022	2021	% Change	2022	2021
Cardiovascular
Peripheral Intervention	9.5%	$110,698	$101,059	9.3%	$327,426	$299,573
Cardiac Intervention	8.8%	86,848	79,813	7.4%	257,909	240,203
Custom Procedural Solutions	(7.6)%	45,692	49,435	(1.7)%	141,047	143,492
OEM	21.5%	35,711	29,397	18.3%	106,173	89,734
Total	7.4%	278,949	259,704	7.7%	832,555	773,002

Endoscopy
Endoscopy Devices	12.4%	8,226	7,317	7.5%	25,011	23,257

Total	7.5%	$287,175	$267,021	7.7%	$857,566	$796,259

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2022 were $278.9 million, up 7.4% when compared to the corresponding period of 2021 of $259.7 million. Sales for the three-month period ended September 30, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $9.6 million, or 9.5%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, drainage, embolotherapy and radar localization products, offset partially by decreased sales of our intervention products.
(b)	Cardiac intervention products, which increased by $7.0 million, or 8.8%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention and cardiac rhythm management/electrophysiology (“CRM/EP”) products, offset partially by decreased sales of our fluid management products (including our Medallion® Syringes, which saw increased demand in the prior period due to COVID-19 vaccination efforts).
(c)	OEM products, which increased by $6.3 million, or 21.5%, from the corresponding period of 2021. This increase was driven primarily by sales of our access and fluid management products, and kits.

The foregoing increase in sales for the three-month period ended September 30, 2022 was partially offset by decreased sales of custom procedural solutions products, which decreased by ($3.7) million, or (7.6)%, from the corresponding period of 2021. This decrease was driven primarily by decreased sales of our critical care products and kits, offset partially by increased sales of our trays.

Our cardiovascular sales for the nine-month period ended September 30, 2022 were $832.6 million, up 7.7% when compared to the corresponding period of 2021 of $773.0 million. Sales for the nine-month period ended September 30, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $27.9 million, or 9.3%, from the corresponding period of 2021. This increase was driven primarily by sales of our radar localization, drainage, angiography, access, and embolotherapy products, partially offset by decreased sales of our intervention products.
(b)	Cardiac intervention products, which increased by $17.7 million, or 7.4%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention, angiography, and CRM/EP products, offset partially by decreased sales of our fluid management products (including our Medallion® Syringes, which saw increased demand in the prior period due to COVID-19 vaccination efforts).
(c)	OEM products, which increased by $16.4 million, or 18.3%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, fluid management, intervention, angiography, and coating products, as well as kits, offset partially by decreased sales of our CRM/EP products.

The foregoing increase in sales for the nine-month period ended September 30, 2022 was partially offset by decreased sales of custom procedural solutions products, which decreased by ($2.4) million, or (1.7)%, from the corresponding period of 2021. This decrease was driven primarily by sales of our critical care products, offset partially by increased sales of our trays.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2022 were $8.2 million, up 12.4%, when compared to sales in the corresponding period of 2021 of $7.3 million. Our endoscopy sales for the nine-month period ended September 30, 2022 were $25.0 million, up 7.5%, when compared to sales in the corresponding period of 2021 of $23.3 million. Sales for the three and nine-month periods ended September 30, 2022 compared to the corresponding periods in 2021 were favorably affected by increased sales of our Elation Pulmonary Balloon Dilator and EndoMAXX® fully covered esophageal stent products, offset partially by decreased sales of our other stents.

Geographic Sales

Listed below are sales by geography for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2022	2021	% Change	2022	2021
United States	8.6%	$164,571	$151,505	6.8%	$482,237	$451,648
International	6.1%	122,604	115,516	8.9%	375,329	344,611
Total	7.5%	$287,175	$267,021	7.7%	$857,566	$796,259

United States Sales. U.S. sales for the three-month period ended September 30, 2022 were $164.6 million, or 57.3% of net sales, up 8.6% when compared to the corresponding period of 2021. U.S. sales for the nine-month period ended September 30, 2022 were $482.2 million, or 56.2% of net sales, up 6.8% when compared to the corresponding period of 2021. The increase in our domestic sales was driven primarily by our peripheral intervention and OEM products.

International Sales. International sales for the three-month period ended September 30, 2022 were $122.6 million, or 42.7% of net sales, up 6.1% when compared to the corresponding period of 2021 of $115.5 million. The increase in our international sales for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021, included increased sales in our APAC operations of $3.2 million or 5.7%, in our ROW operations of $1.5 million or 17.4%, and in our EMEA operations of $2.3 million or 4.7%.

International sales for the nine-month period ended September 30, 2022 were $375.3 million, or 43.8% of net sales, up 8.9% when compared to the corresponding period of 2021 of $344.6 million. The increase in our international sales for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, included increased sales in our APAC operations of $13.0 million or 7.7%, in our ROW operations of $9.0 million or 39.3%, and in our EMEA operations of $8.7 million or 5.7%.

Gross Profit

Our gross profit as a percentage of sales decreased to 44.8% for the three-month period ended September 30, 2022, compared to 45.1% for the three-month period ended September 30, 2021. The decrease in gross profit percentage was primarily due to unfavorable variances primarily from the impact of inflationary pressures on material costs, and higher freight costs, offset partially by favorable changes in product mix, lower standard costs from efficiencies gained in our Foundations for Growth program, and lower obsolescence expense as a percentage of sales.

Our gross profit as a percentage of sales was 44.8% for the nine-month periods ended September 30, 2022 and September 30, 2021. Gross profit percentage increased primarily due to changes in product mix, lower standard costs from efficiencies gained in our Foundations for Growth program and lower intangible amortization expense as a percentage of sales, which was offset by unfavorable variances primarily from the impact of inflationary pressures on material costs and higher freight costs.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $3.3 million, or 3.8%, for the three-month period ended September 30, 2022 compared to the corresponding period of 2021. As a percentage of sales, SG&A expenses were 31.3% for the three-month period ended September 30, 2022, compared to 32.4% for the corresponding period of 2021. For the three-month period ended September 30, 2022, SG&A expenses increased compared to the corresponding period of 2021 primarily due to increased labor related costs associated with headcount, increased commissions associated with sales, and increased travel related costs as restrictions continue to lift post pandemic, offset partially by lower due diligence costs associated with acquisitions.

SG&A expenses increased $0.2 million, or 0.1%, for the nine-month period ended September 30, 2022 compared to the corresponding period of 2021. As a percentage of sales, SG&A expenses were 30.2% for the nine-month period ended September 30, 2022, compared to 32.5% for the corresponding period of 2021. For the nine-month period ended September 30, 2022, SG&A expenses increased compared to the corresponding period of 2021 primarily due to increased labor related costs associated with headcount, increased commissions associated with sales, and increased travel related costs as restrictions continue to lift post pandemic, offset partially by lower due diligence costs associated with acquisitions, and $6.1 million of contract termination costs recorded in SG&A during the prior year 2021 to renegotiate certain terms of an acquisition agreement.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended September 30, 2022 were $19.2 million, up 13.2%, when compared to R&D expenses in the corresponding period of 2021 of $17.0 million. R&D expenses for the nine-month period ended September 30, 2022 were $55.1 million, up 8.3%, when compared to R&D expenses in the corresponding period of 2021 of $50.8 million. The increases in R&D expenses for the three and nine-month periods ended September 30, 2022 compared to the corresponding periods in 2021 were largely due to higher labor-related costs, increased clinical expenses for certain R&D projects (including clinical trials for our Embosphere® Microspheres and WRAPSODYTM Endoprosthesis) and higher expenses related to implementation of the Medical Device Regulation in the European Union.

Impairment Charges. For the three-month periods ended September 30, 2022 and September 30, 2021, we recorded no impairment charges. For the nine-month period ended September 30, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022. For the nine-month period ended September 30, 2021 we recorded $4.3 million of impairment charges. These impairments included $1.6 million of intangible assets and $1.3 million of property and equipment due to the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, and $1.4 million of impairments of certain right-of-use “ROU” operating lease assets due to site consolidation decisions and changes in our projected cash flows for the underlying assets.

Contingent Consideration Expense. For the three and nine-month periods ended September 30, 2022, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.9 million and $4.7 million, respectively, compared to contingent consideration expense of $1.1 million and $3.3 million for the three and nine-month periods ended September 30, 2021. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three-month period ended September 30, 2022 we incurred no acquired in-process research and development costs. For the nine-month period ended September 30, 2022, we recognized $6.7 million in acquired in-process research and development costs primarily associated with our acquisition of Restore Endosystems. We did not incur acquired in-process research and development charges during the three and nine-month periods ended September 30, 2021.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Income
Cardiovascular	$17,435	$14,411	$51,836	$33,389
Endoscopy	1,222	1,520	5,310	5,631
Total operating income	$18,657	$15,931	$57,146	$39,020

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended September 30, 2022 was $17.4 million, compared to cardiovascular operating income in the corresponding period of 2021 of $14.4 million. The increase in cardiovascular operating income during the three-month period ended September 30, 2022 compared to the corresponding period of 2021 was primarily a result of higher sales ($278.9 million compared to $259.7 million), partially offset by a decreased gross margin and higher SG&A and R&D expenses.

Our cardiovascular operating income for the nine-month period ended September 30, 2022 was $51.8 million, compared to cardiovascular operating income in the corresponding period of 2021 of $33.4 million. The increase in cardiovascular operating income during the nine-month period ended September 30, 2022 compared to the corresponding period of 2021 was primarily a result of higher sales ($832.6 million compared to $773.0 million), partially offset by higher SG&A, contingent consideration expense and $6.7 million of acquired in-process research and development charges.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2022 was $1.2 million, compared to endoscopy operating income of $1.5 million for the corresponding period of 2021. Our endoscopy operating income for the nine-month period ended September 30, 2022 was $5.3 million, compared to endoscopy operating income of $5.6 million for the corresponding period of 2021. The decrease in endoscopy operating income for the three and nine-month periods ended September 30, 2022 compared to the corresponding periods of 2021 was primarily a result of decreased gross margin and higher SG&A expenses.

Other Expense – Net

Our other expense for the three-month periods ended September 30, 2022 and 2021 was $1.1 million and $1.8 million, respectively. The change in other expense was primarily related to decreased expense from realized and unrealized foreign currency losses, partially offset by an increase in interest expense associated with rising interest rates.

Our other expense for the nine-month periods ended September 30, 2022 and 2021 was $4.7 million and $5.3 million, respectively. The change in other expense was primarily related to decreased expense from realized and unrealized foreign currency losses, partially offset by a $1.3 million loss on the divestiture of the STD Pharmaceutical business.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2022 and 2021 was a tax expense of $2.3 million and $2.2 million, respectively, which resulted in an effective tax rate of 13.2% and 15.6%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2022 and 2021 was a tax expense of $11.4 million and $5.9 million, respectively, which resulted in an effective tax rate of 21.6% and 17.5%, respectively. The increase in the income tax expense and the corresponding change in the effective income tax rate for the three and nine-month periods ended September 30, 2022, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of GILTI inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

Net Income

Our net income for the three-month periods ended September 30, 2022 and 2021 was $15.3 million and $12.0 million, respectively. The increase in our net income for the three-month period ended September 30, 2022 was primarily the result higher sales, partially offset by lower gross margins as a percentage of sales, and higher SG&A and R&D expenses.

Our net income for the nine-month periods ended September 30, 2022 and 2021 was $41.1 million and $27.8 million, respectively. The increase in our net income for the nine-month period ended September 30, 2022 was primarily the result of higher sales and lower impairment charges ($1.7 million for the nine-month period ended September 30, 2022 compared to $4.3 million for the corresponding period of 2021), partially offset by higher R&D expenses, higher contingent consideration expense ($4.7 million for the nine-month period ended September 30, 2022 compared to $3.3 million for the corresponding period of 2021), increased acquired in-process research and development charges, and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At September 30, 2022 and December 31, 2021, our current assets exceeded current liabilities by $286.8 million and $245.9 million, respectively, and we had cash, cash equivalents and restricted cash of $53.6 million and $67.8 million, respectively, of which $50.4 million and $55.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2022, and December 31, 2021, we had cash, cash equivalents and restricted cash of $26.3 million and $28.5 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $86.3 million and $101.4 million during the nine-month periods ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities decreased $15.1 million for the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021. Significant factors affecting operating cash flows during these periods included:

●	Net income was approximately $41.1 million and $27.8 million for the nine-month periods ended September 30, 2022 and 2021, respectively.
●	Cash used for inventories was ($30.7) million and ($11.2) million for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase in inventory was associated with our strategy to proactively invest in our inventory balances to build the requisite safety stock and encourage high customer service levels.
●	Cash provided by (used for) accrued expenses was ($8.9) million and $19.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively, due primarily to the decrease in the current portion of contingent consideration liabilities, payment of approximately $18.25 million into escrow in connection with the settlement of a securities class action lawsuit, and the timing of payment of bonuses, partially offset by the timing and payment of payroll accruals and other accrued liabilities in each period.
●	Cash provided by (used for) other receivables was $5.7 million and ($3.2) million for the nine-month periods ended September 30, 2022 and 2021, respectively, due primarily to the collection of approximately $8.2 million of insurance proceeds in connection with the consolidated securities class action lawsuit we settled in April 2022.

Cash flows used in investing activities. We used cash in investing activities of $40.1 million and $22.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively. We used cash for capital expenditures of property and equipment of $32.5 million and $19.6 million in the nine-month periods ended September 30, 2022 and 2021, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2022 for property and equipment.

Cash outflows invested in acquisitions for the nine-month period ended September 30, 2022 were approximately $4.7 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems and our additional equity investment in Fluidx of $1.4 million. Cash outflows invested in acquisitions for the nine-month period ended September 30, 2021 were approximately $1.9 million and were primarily related to our settlement of the first deferred payment for our acquisition of KA Medical, LLC completed in November 2020.

Cash flows used in financing activities. Cash used in financing activities for the nine-month periods ended September 30, 2022 and 2021 was $54.5 million and $66.0 million, respectively. We decreased our net borrowings by approximately $26.3 and $72.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively, by paying down our debt. We completed payment of contingent consideration of $32.8 million and $10.6 million for the nine-month periods ended September 31, 2022 and 2021, respectively, principally related to sales milestone payments connected to our acquisitions of Cianna Medical and Vascular Insights, LLC.

As of September 30, 2022, we had outstanding borrowings of $216.9 million and issued letter of credit guarantees of $1.9 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $509 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of September 30, 2022 was a fixed rate of 2.71% with respect to $75 million of the principal amount as a result of an interest rate swap and a variable floating rate of 4.12% with respect to $141.9 million of the principal amount. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2022 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2021 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the 2021 Annual Report on Form 10-K. In the nine-month period ended September 30, 2022, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events continue to cause increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” On March 8, 2022, President Biden issued an executive order that bans the importation of Russian oil, liquefied natural gas and coal. On April 8, 2022, the President signed into law two bills suspending trade relations with Russia and Belarus and banning the import of Russian energy. These events have resulted in increased costs for raw materials we use in our manufacturing and could result in Russia and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs in our business generally are not a direct result of the conflict in Ukraine or government action, but rather we are affected by the adverse impact this conflict has on global inflationary pressures, energy prices and supply chain operations. Also, in light of these events, we have substantially suspended our operations in Russia. Although our operations in Russia have not historically constituted a material portion of our business, the closure of our operations in Russia, combined with the general economic impact of the conflict, could have a material, adverse effect on our revenues and costs for materials and services. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our overall business and financial condition.

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

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. If any of these sterilizers goes out of business or fails to comply with quality or regulatory requirements, we may be unable to find a suitable supplier to replace them. This could significantly delay or stop production and cause sales of such products to materially decline. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. We are experiencing a growing trend among suppliers of polymer resins to refuse to supply resin to medical device manufacturers or to require such manufacturers to assume additional risks due to the potential for product liability claims. Additionally, there is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. The actions by the U.S. government in response to the conflict between Russia and Ukraine, among other factors, have had an adverse impact on the cost of the petroleum-based manufacturing materials that we purchase. The military conflict in Ukraine has also had a general, adverse impact on supply chains and further hinders our ability to find the materials we need to make our products. Supply disruptions such as these are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

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

We currently conduct our business in various foreign countries, and we expect to continue to expand our foreign operations. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and similar anti-corruption laws in non-U.S. jurisdictions. These laws generally prohibit companies and their intermediaries from illegally offering things of value to any individual for the purpose of obtaining or retaining business.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1	Indemnification Agreement, dated as of June 17, 2021, between the Company and Stephen C. Evans †
10.2	Form of Indemnification Agreement, dated as of May 19, 2022, between the Company and each of Laura Kaiser and Michael McDonnell †
10.3	Indemnification Agreement, dated as of October 22, 2022, between the Company and Neil Peterson †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: October 28, 2022	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: October 28, 2022	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer