Form 10-K
period 2022-12-31
MERIT MEDICAL SYSTEMS INC
filed 2023-02-24
CIK 856982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $3.0 billion. As of February 22, 2023, the registrant had 57,318,032 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders.

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

COVID-19

During the last three years, COVID-19 has had an unsteady but significant impact on our business, suppliers, customers, employees, families and communities. Measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns continued during portions of the year ended December 31, 2022.

In efforts to contain the spread of the virus, many of our hospital customers prioritized their efforts on their COVID-19 response, diverting their focus and resources away from their normal operations and restricting access to their sites. In 2022, these restrictions were generally reduced, and we were able to achieve the highest annual revenue in the history of the Company. However, lingering effects continue, including unpredictable freight and other logistical expenses and obstacles, and the responses of government authorities and our customers vary from region to region. Please refer to the discussion of the risks and uncertainties associated with COVID-19 under the heading “The COVID-19 pandemic and related ongoing implications have negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.” set forth below in Item 1A “Risk Factors.”

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

Cardiovascular

We offer a broad line of medical devices used to gain and maintain vascular access. These products include our micropuncture kits, angiographic needles, our family of Prelude® Introducer Sheaths and a wide range of guide wires and safety products. Our cardiovascular segment includes the following product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM.

Peripheral Intervention

Our peripheral intervention products support the minimally invasive diagnosis and treatment of diseases in peripheral vessels and organs throughout the body, excluding the heart. Products in our peripheral intervention product category are organized into the following product groups: peripheral intervention, spine, and oncology.

Merit Vascular – Peripheral

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

The products in our angiography portfolio are used to identify blockages and other disease states in the blood vessel. The principal product offerings in our angiography portfolio include our:

●	Extensive line of Merit Laureate® Hydrophilic Guide Wires, a smooth-surface guide wire designed to minimize friction and promote rapid catheter exchanges;
●	Our newest offering of Merit SplashWire® hydrophilic Steerable Guide Wires, combining optimum lubricity, exceptional torque response and enhanced visibility;
●	Performa® and Impress® Diagnostic Catheters, a catheter offering designed for traversing difficult to access peripheral blood vessels; and
●	Performa Vessel Sizing Catheters for vessel measurement.

We offer a broad line of drainage products. The principal product offerings in our drainage portfolio include our:

●	Aspira® Pleural Effusion Drainage and Aspira® Peritoneal Drainage Systems, a compassionate treatment option for end-stage cancer, allowing patients to spend more time at home by reducing the need for frequent hospital visits to treat their drainage needs;

●	Family of ReSolve® Drainage Catheters, including our ReSolve ConvertX® Stent System and ReSolve Mini™ Locking Drainage Catheter, and our related tubing sets and drainage bag;
●	One-Step® and Valved One-Step® Drainage Catheters, sold individually and in kits, for quickly removing unwanted fluid accumulation; and
●	Revolution™ Catheter Securement Device and StayFIX® Fixation Device, used to stop migration, movement and accidental removal of percutaneous catheters.

The principal product offerings in our delivery systems portfolio include our:

●	SwiftNINJA® Steerable Microcatheter, an advanced microcatheter with a 180-degree articulating tip, sold through our exclusive worldwide distribution agreement (excluding Japan) with SB-Kawasumi Laboratories, Inc.;
●	Merit Maestro® and Merit Pursue™ Microcatheters, small microcatheters designed for pushability and trackability through small and tortuous vessels; and
●	True Form™ Reshapable Guide Wire, designed to be reshaped multiple times, reducing the need for multiple guide wires.

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

The products in our intervention (peripheral) portfolio are chiefly used to remove blood clots, retrieve foreign bodies in blood vessels and assist with placing balloons and stents to treat arterial disease. The principal product offerings in our intervention (peripheral) portfolio include our:

●	ClariVein® Specialty Infusion Catheter which is designed for controlled 360-degree dispersion of physician specified agents to the peripheral vasculature;
●	Dynamis AV™ PTA Dilatation Catheter, a line of balloon catheters that facilitates the opening of blockages located in the arteriovenous system of dialysis patients;
●	Q50X™, Q50® and Q50® Plus Stent Graft Balloon Catheters, a line of catheters that treat abdominal and thoracic endovascular aortic repair procedures and reinterventions;
●	Fountain® Infusion System and Mistique® Infusion Catheters, a line of catheters that treat arterial and hemodialysis graft occlusions and deep vein thrombosis; and
●	EN Snare® and One Snare® Endovascular Snare Systems, a complete line of snares designed to manipulate, capture and retrieve foreign material in the body.

Merit Spine

Our spine products are used in the treatment of vertebral compression fractures and metastatic spinal tumors and in musculoskeletal biopsy procedures. Our spine product line includes the following product portfolios: vertebral augmentation, radiofrequency ablation, and bone biopsy systems. Our primary product offerings in the vertebral augmentation and radiofrequency ablation portfolios include our:

●	STAR™ Tumor Ablation System, designed to provide palliative treatment of painful metastatic spinal tumors in cancer patients by targeted radiofrequency ablation;
●	Arcadia® Steerable and straight balloons, designed to achieve controlled, precise, targeted cavity creation in vertebral augmentation procedures; and
●	StabiliT® MX Vertebral Augmentation System, which uses our inflation devices to deliver bone cement.

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

Merit Vascular – Cardiac

The principal product offerings in our access portfolio (cardiac) include our family of Prelude Introducer Sheaths, for both radial and femoral access, featuring our Prelude IDeal™ Hydrophilic Sheath Introducer, an ultra-thin wall introducer sheath that provides more room for the insertion of catheters and other devices in the radial artery.

The principal product offerings in our angiography portfolio include our InQwire® Guide Wires and Performa Diagnostic and Ultimate™ catheters for femoral and radial procedures.

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

Endoscopy

The products in our endoscopy operating segment, Merit Medical Endotek™®, are organized in two product portfolios: gastroenterology and pulmonary.

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

Our pulmonary products consist of laser-cut tracheobronchial stents, advanced over-the-wire and direct visualization delivery systems and dilation balloons to endoscopically dilate strictures. Our primary product offerings in our pulmonary portfolio include our:

●	AERO®, AEROmini® and AERO DV® Fully Covered Tracheobronchial Stents, for the treatment of tracheobronchial strictures produced by malignant neoplasms; and
●	Elation® Pulmonary™ Balloon Dilator, for the dilation of strictures of the trachea and bronchi.

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

Marketing Strategy. Traditionally, as part of our product sales and marketing efforts, we attend major medical conventions throughout the world pertaining to our target markets and invest in market development including physician training, peer-to-peer education, and patient outreach. Due to the various restrictions imposed in response to COVID-19, during 2020 and 2021 most medical conventions in which we participated were virtual meetings; however, many of the groups hosting those conventions resumed in-person meetings during 2022. Additionally, we are building out digital and direct-to-customer programs to increase awareness of our products, and we work closely with major healthcare facilities and physicians involving our primary target markets in the areas of training, therapy awareness programs, clinical studies and ongoing product research and development. In general, our target markets are characterized by rapid change resulting from technological advances and scientific discoveries. We plan to continue to develop and launch innovative products to support clinical trends and to address the increasing demands of these markets.

Product Development Strategy. Our product development is focused on identifying and introducing a regular flow of profitable products that meet customer needs. To stay abreast of customer needs, we work closely with health care professionals working in the fields of medicine in which we offer or develop products. Suggestions for new products and product improvements may also come from engineers, marketing and sales personnel, physicians and technicians who perform clinical procedures.

When we believe that a product suggestion demonstrates a sustainable competitive advantage, meets customer needs, fits strategically and technologically with our business and has a good potential financial return, we generally assemble a “project team” comprised of individuals from our sales, marketing, engineering, manufacturing, legal and quality assurance departments. This team works to identify the customer requirements, develop the design, compile necessary documentation and testing, and prepare the product for market introduction. We believe that one of our competitive strengths is our capacity to rapidly conceive, design, develop and introduce new products that meet customer needs.

U.S. and International Sales. Sales of our products in the U.S. accounted for 57% of our net sales for each of the years ended December 31, 2022, 2021 and 2020, respectively. In the U.S., we have dedicated, direct sales organizations primarily focused on selling to end-user physicians, hospitals and alternate site facilities (e.g., office-based labs), major buying groups and integrated healthcare networks.

Internationally, we employ sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, the Middle East, Africa, Asia, Oceania, Central and South America, Mexico and Canada. In 2022, our international sales grew 7.4% over our 2021 international sales and accounted for 43% of our net sales. Our largest non-U.S. market is China, which represented 13% of our net sales in 2022 and reported net sales of $149.3 million, $138.2 million, and $113.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We maintain a distribution center and administrative office in Beijing. We sell our products through more than 500 distributors in mainland China, who are responsible for reselling our products, primarily to hospitals. We use the “modified direct” sales approach in China, employing sales personnel throughout China who work with our distributors to promote the clinical advantages of our products to clinicians and other decision makers at hospitals.

Beginning in 2020, we experienced a significant disruption of our business throughout the world as a result of COVID-19, and this disruption continued through 2021 and 2022. We are unable to calculate the full impact of COVID-19 on our business, and we are unable to predict whether we will continue to be affected by it, but we experienced a material adverse impact on our global operations and financial condition during 2020. In 2021, we saw growth in global sales compared to 2020 as the demand for our products increased when many of the medical procedures delayed from 2020 were performed and the restrictions put in place in response to the pandemic were generally reduced. That trend continued during 2022, and we were able to achieve the highest annual revenue in the history of the Company. For further discussion of the risks and uncertainties associated with COVID-19, please refer to disclosure under the heading “The COVID-19 pandemic and related ongoing implications have negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.” set forth in Item 1A “Risk Factors.”

In Europe, the Middle East and Africa (“EMEA), we have both direct and modified direct sales operations. Such sales operations are active throughout the region, including the largest markets in Western, Southern, Central and Eastern Europe and the emerging markets within EMEA.

Our direct sales personnel are principally engaged in each of our divisions. Marketing teams responsible for each division operate clinical education programs, often directed by leading subject matter personnel, who provide technical instruction on techniques and therapies to physicians, nurses and technologists. We are currently conducting education programs specific to radial access, spinal intervention, surgical grafts, wire-free tumor localization, electrophysiology, endoscopy, dialysis and embolism.

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

We continue to develop new products and make improvements to our existing products utilizing many different sources. In 2022, our Chief Executive Officer and our Executive Vice President of Global Research & Development worked closely with our sales and marketing teams to incorporate feedback from physicians and clinicians in the field, which contributed to innovative new products and improvements to our existing products.

In 2022, we completed projects that resulted in the newest additions to our product lineup: Prelude Roadster®, Sync EZ™, Safeguard Focus Cool™, and Scout BX™.

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

We ship our products through distribution centers located in Virginia, Utah, Canada, Brazil, The Netherlands, United Kingdom (“UK”), South Africa, South Korea, India, New Zealand, Japan, China and Australia.

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

The principal competitive factors in the markets in which our products are sold are quality, price, product features, customer service, breadth of line, and customer relationships. We believe our products are attractive to customers due to their innovative design, the quality of materials and workmanship, clinical performance, and our strong focus on customer needs, and our prompt attention to customer requests. Some of our primary competitive strengths are our relative stability in the marketplace; comprehensive, broad line of ancillary products; manufacturing integration to secure our supply chain; and strong cadence of new products and product line extensions that enhance our portfolio.

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

Sources and Availability of Raw Materials

Raw materials essential to our business are generally purchased worldwide and are normally available in quantities adequate to meet the needs of our business. Where there are exceptions, the temporary unavailability of those raw materials has not historically had a material adverse effect on our financial results; however, fluctuations and uncertainties in supply chain, transportation logistics, and freight expenses that we have experienced during the past several years have challenged our operating capabilities and could result in disruptions in our operations and materially impact our financial results. For further discussion of the risks and uncertainties associated with recent disruptions in supply chain and logistics, please refer to disclosure under the heading “Termination or interruption of our supply relationships and increases in labor costs and the prices of our component parts, finished products, third-party services and raw materials, particularly petroleum-based products, is negatively impacting our business and could have a further adverse effect on our business, operations or financial condition.” set forth in Item 1A “Risk Factors.”

Proprietary Rights and Litigation

We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to protect our intellectual property. We have a number of U.S. and foreign-issued patents and pending patent applications, including rights to patents and patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and, for the U.S., is typically 20 years from the date of filing of the patent application. As of December 31, 2022, we owned approximately 1,600 U.S. and international patents and patent applications.

Additionally, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, our intellectual property assets are critical to our business, but no single patent, trademark or other intellectual property asset is of material importance to our business.

The Merit® name and logo are trademarks in the U.S. and other countries. In addition to the Merit name and logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries. See Item 1. “Business - Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we can generally maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. As of December 31, 2022, we owned approximately 650 U.S. and foreign trademark registrations and trademark applications.

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

Regulation

Corporate Integrity Agreement. In October 2020, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”), a five-year agreement that was a condition of our settlement with the United States Department of Justice (“DOJ”). The CIA subjects us to certain compliance, monitoring, reporting, certification, oversight and training obligations. The CIA requires, among other matters, that we (i) maintain a compliance officer, a compliance committee, board review and oversight of certain federal healthcare compliance matters and compliance and disclosure programs; (ii) establish compliance policies and procedures to meet the requirements of all federal health care programs and the U.S. Food and Drug Administration (“FDA”); (iii) provide management certifications and compliance training and education; (iv) engage an independent review organization to conduct a thorough review of our systems, policies, processes and procedures related to promotional materials, product evaluations, consulting agreements, trainings provided to healthcare professionals, sponsorships, grants and charitable contributions; (v) implement a risk assessment and internal review process; (vi) establish a disclosure program for whistleblowers; (vii) increase oversight of the interactions between our sales personnel and healthcare providers; and (viii) report or disclose certain events and physician payments. We recently completed our second reporting period under the CIA and continue to implement compliance program enhancements.

Our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participation in federal health care programs.

The foregoing description of the CIA is qualified in its entirety by the full terms of the CIA, which is attached as Exhibit 10.44 hereto and incorporated herein by reference.

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

The time required to obtain approval by the FDA and other foreign governmental agencies can be lengthy and the requirements may differ. In particular, in May 2017, the EU adopted Regulation (EU) 2017/745 (“MDR”), which replaced Council Directive 93/92/EEC (“MDD”) as of May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under MDD prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate or until May 26, 2024, whichever is first. After the expiry of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. On January 6, 2023, the EU Commission proposed a draft amendment to the MDR which would extend the transitional period, thus allowing for additional time to transition to the new requirements of the MDR. At time of publication, the amendment had not been through the entire legislative process, leaving some uncertainty as to whether or not it would be approved.

We are preparing to comply with these new regulations under the MDR before the transitional period expires. However, there will be products that we will instead choose to discontinue or postpone introduction in the EU. This decision will depend on a number of factors, including changing business strategies, timing and cost of obtaining MDR certification, availability of necessary data and the capacity of notified bodies. MDR includes increasingly stringent requirements in multiple areas, such as pre-market clinical evidence, review of high-risk devices, labeling and post-market surveillance. Under MDR, pre-market clinical data will now be required to obtain CE Mark approval for high-risk, new and modified medical devices.

U.S. and global counter-part regulatory approval processes for medical devices are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory approvals for any product on a timely basis or at all. Delays in receiving of or failure to receive such approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

In May 2020, we received the CE mark for the Merit Wrapsody Cell-Impermeable  Endoprosthesis, and we are pursuing regulatory approval in the U.S. and elsewhere. We are conducting a large, multinational pivotal human clinical trial of the Wrapsody Endoprosthesis, which is required for us to obtain approval from the FDA and some international regulatory agencies. Human clinical trials of a medical device are often required for regulatory clearance or approval for devices and are expensive, time-consuming and uncertain.

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

Transparency Laws. The U.S. Physician Payment Sunshine Act, and similar state laws, include annual reporting and disclosure requirements for device manufacturers aimed at increasing the transparency of the interactions between device manufacturers and healthcare providers. Reports submitted under these requirements are placed in a public database. Several other jurisdictions outside the U.S. have also adopted or begun adopting similar transparency laws. In addition to the burden of establishing processes for compliance, if we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

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

Privacy and Security. Due to Merit’s global presence, we are impacted by the privacy and data security requirements at the international, federal, state and regional level, as well as on an industry specific basis. More privacy and data security laws and regulations are being adopted and enforced, with increasingly significant fines and financial penalties for violations in the jurisdictions in which we conduct our operations.  Compliance with these evolving and complex data privacy and cybersecurity laws and regulations has resulted in, and will likely continue to result in new compliance challenges and increased costs. Our business relies on the secure electronic transmission, storage and hosting of personal and sensitive personal information, including protected health information, financial information, intellectual property and other sensitive information related to our customers and workforce.

Internationally, Merit is impacted by a number of stringent privacy regimes, such as the General Data Protection Regulation (“GDPR”) in the EU and the Personal Information Protection Law (“PIPL”) in China,  GDPR applies uniformly across the EU and includes, among other things, a requirement for prompt notice of data breaches to the owner of the personal data and to supervisory authorities in certain circumstances, and the imposition of significant fines for non-compliance. GDPR also requires companies based outside of the EU but processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules. Non-compliance could result in the imposition of significant fines, penalties, and/or orders to stop non-compliant activities.

GDPR provides for a harmonization of the data protection regulations throughout the EU. It imposes a strict data protection compliance regime with severe penalties and includes rights such as the “portability” of personal data and the right of erasure of personal data for the data subject. Although GDPR applies across the EU without a need for local implementing legislation, it contains a number of opener clauses enabling the EU member states to provide for additional legislation. In addition, local data protection authorities still have the ability to interpret GDPR, which has the potential to create inconsistencies on a country-by-country basis.

As a consequence of Brexit, GDPR no longer directly applies in the United Kingdom. However, the UK has adopted its own UK General Data Protection Regulation (“UKGDPR”).  This regulation came into effect on January 1, 2021 and is generally similar to GDPR, while at the same time accommodating applicable laws in the UK.

The People’s Republic of China has introduced a comprehensive personal information protection regime by establishing a unified, cross-sector legislation, as the EU does with GDPR. This legislation, called PIPL, went into effect on November 1, 2021, and has many aspects that are similar to GDPR. The PIPL sets rules for personal information processing activities such as collection, use, sharing, transfer, and disclosure of personal information in China. It also applies to personal information processing activities outside of China if relevant business operators (a) aim at providing products or services to individuals in China; or (b) engage in analyzing and evaluating the behavior of individuals in China. Among other provisions, the PIPL requires companies identified as personal information processors (which can be viewed as equivalent to data controllers under GDPR) to obtain informed consents from the data subjects for the processing activities of their personal information, and separate consents under certain circumstances such as cross-border transfer of personal information. The PIPL also requires storage of personal information locally in China if the company is certified as a critical information infrastructure operator or processing personal information exceeding a certain volume threshold. Further, the PIPL grants statutory rights to data subjects, such as the right to information, the right to withdraw consents, the right of data portability, and the right to refuse automated decision-making. In addition, the PIPL also imposes a number of new administrative requirements on the personal information processors, including, among others, designating a data protection officer if certain conditions are met, signing data processing agreements with entrusted processors (which can be viewed as equivalent to data processors under GDPR), preparing data breach notices, conducting a personal information impact assessment as required, and obtaining regulatory approval for certain cross-border data transfer activities. Violations of the PIPL may incur severe penalties, revocation of the company’s license to do business in China, and personal liabilities for company executives. As the PIPL is new and relevant implementation rules are to be finalized and released, we are in the process of implementing changes to our business practices to comply with the PIPL while monitoring further developments in the law.

In the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records (“PHI”), and restrict the use and disclosure of patient health information by healthcare providers. “Privacy” and

“Security” Rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), govern the use, disclosure, and security of protected health information by  “Covered Entities” (which are healthcare providers,  health plans and healthcare clearinghouses), and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of PHI and is not a member of the Covered Entity’s workforce). Regulations under these laws establish standards, including standards regarding the privacy and security of PHI and breach notification requirements. The U.S. Department of Health and Human Services (through the Office of Civil Rights) has direct enforcement authority against Covered Entities and Business Associates with respect to both the Security and Privacy Rules, including both civil and criminal liability. Although Merit is a healthcare provider, Merit is not a Business Associate under the  HIPAA/HITECH Act. Our risk is therefore significantly reduced because we do not create, receive, maintain, have access to, use, disclose or transmit PHI.  Many state laws also regulate the use and protection of PHI by healthcare providers and may require notification in the event of a breach of such information.  Merit may be subject to these laws in certain instances.

With the advent of digital technology, artificial intelligence, social media, and the speed at which information moves, the protection and security of data has become an increasingly important public, media and legislative concern. As a result, and in addition to the U.S. federal regulation of PHI, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of personally identifiable information, such as state laws that govern the use, disclosure and protection of personal information and sensitive personal information (such as social security numbers). State consumer protection laws may also establish privacy and security standard for the storage, use and management of personally identifiable information, including information related to consumers or employees (which include job applicants, employees, owners, officers, directors, and medical staff members of Merit).

As of December 31 2022, five U.S. states had enacted comprehensive data privacy laws. In general, these state laws (California, Colorado, Connecticut, Utah and Virginia) give residents the right to obtain their personal information from companies, request to have their personal information deleted, and opt out of having that information sold to third parties. The state laws also compel companies to post clear privacy policies that detail the types of personal information they collect about consumers, with whom they share this data, and how consumers can control their personal data. We post on our websites our privacy notices, policies and practices regarding the collection, use and disclosure of user data, as well as providing our privacy policies to our employees (including job applicants) by linking to the Merit privacy policy (posted on the Merit website) from our Employee Handbook and our job application board. Any failure, or perceived failure, by us to comply with our posted privacy notices or policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. California’s Consumer Protection Act (“CCPA”) went into effect on January 1, 2020, giving consumers the right to (i) prevent businesses from sharing their personal information, (ii) correct inaccurate personal information, and (iii) restrict companies from utilizing sensitive data and personal information. The California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, amended the CCPA to include job applicants, employees, owners, officers, directors, and medical staff members of a business (collectively “employees”), give consumers even more control over their data, and increase the maximum penalties for violations against consumers who are less than 16 years old. The CPRA also prevents companies from keeping personal data longer than necessary. The addition of employees to the protections afforded by the CCPA can cause business concerns because we also have legal requirements to retain certain employee data, such as confidential disciplinary files, as well as legal document retention requirements. Virginia’s Consumer Data Protection Act, which also went into effect on January 1, 2023, sets forth regulations regarding how we can control and process data, giving consumers the right to access, delete, and correct their data, as well as opt-out of personal data processing for advertising purposes.  The Colorado Privacy Act and the Connecticut Personal Data Privacy and Online Monitoring law, both of which establish standards for how companies control and process consumer personal data, are both scheduled to take effect July 1, 2023. The Utah Consumer Privacy Act, which is scheduled to take effect on December 31, 2023, gives consumers the right to know what type of data businesses collect about them, how their data is being used and whether or not businesses intend to sell their data to third parties. All five of these state laws let consumers access and delete their personal data that the business has collected on them and opt out of data collection.

Because privacy and data security laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance with such laws or regulations could result in the imposition of fines, penalties, or orders to stop noncompliant activities, as well as harm to reputation, or other consequences. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The $2.2 trillion economic stimulus bill contains numerous tax law changes. The CARES Act established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. As permitted by the CARES Act we deferred payment of the employer’s portion of social security payroll tax payments and made a payment equal to one half of the deferred amount during each of the years ended December 31, 2021 and 2022.

Seasonality

Our worldwide sales have not historically reflected a significant degree of seasonality; however, customer purchases have historically been lower during the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months in countries in the northern hemisphere.

Sustainability

Under the oversight of our Board of Directors and management team, we continue to make sustainability a key focus of our business. We have a cross-functional Corporate Sustainability Council that is driving long-term Environment, Social and Governance (“ESG”) goals across our enterprise. These efforts have included proactive actions to address both risks and opportunities related to our sustainability program, as we strive for continued growth and profitability.

The majority of our products are disposable medical devices and are generally disposed of after a single use due primarily to the risks of exposing patients to bloodborne pathogens capable of transmitting disease or other potentially infectious materials. Additionally, repeated sterilization to address such risks is not possible because it may adversely affect the quality of the materials used in many of our products and result in the failure of our product to function properly if used in multiple medical procedures. Consequently, many of our used products will likely end up in a medical waste disposal facility at the end of their usefulness. We continually look for opportunities to deliver sustainable, long-term growth of our business. Our sustainability practices are an integral component of our business strategy.

We have identified our sustainability opportunities, and have developed areas of focus where we are positioned to make a positive impact. These include programs designed to reduce waste, improve efficiencies, reduce greenhouse gas emissions, and protect the environment. Our sustainability values in action include:

•	achievement of ISO 14001 certification at all of our largest manufacturing facilities (seven in scope) with the goal of continual improvement of our environmental management system (ISO 14001 is the international standard that specifies requirements for an effective environmental management system);
•	achievement of ISO 45001 certification at all of our largest manufacturing facilities (seven in scope) with the goal of continual improvement to our occupational health and safety management system (ISO 45001 is the international standard that specifies requirements for an effective safety management system);
•	achievement of ISO 50001 certification at five of our largest manufacturing facilities (seven in scope), and our goal is to achieve ISO 50001 certification at all our in scope manufacturing facilities by the end of 2024 (ISO 50001 is the international standard that specifies requirements for an effective energy management system);

•	establishment and support of employee gardens that promote pollination and provide farm-to-table nutrition for our employees at our headquarters in South Jordan, Utah;
•	transition to re-usable pallets and methods to move products in reusable bulk containers, reducing intra-company shipping materials;
•	reduction in water consumption at our water-stressed location in South Jordan, Utah by investing in campus-wide xeriscaping and water recirculation systems within our most water intensive operations;
•	reduction in packaging materials by implementing product family packaging reviews to consolidate shipments by better understanding our customers’ purchasing practices—these reviews often allow us to increase quantities per box, eliminate the usage of intermediate packaging, reducing film thickness and use original product packaging where possible;
•	transition from paper work orders to electronic work orders through our internally designed eWorq program—at full completion, this project will save millions of pieces of paper and thousands of plastic sleeves annually—currently we are working to implement this program at our largest manufacturing facilities in South Jordan, Utah and Tijuana, Mexico, with plans to continue the roll-out to other sites thereafter;
•	recycling programs where our employees recycle materials, including food waste, paper, plastic, cardboard, food waste and beverage containers, scrap metal, and pallets, and re-use of our plastic scrap waste leftover from the manufacturing process of our molded parts;
•	placement of free car charging stations for employees who have transitioned to electric vehicles;
•	installation of efficient heating and cooling systems that operate on variable efficiency drives, increasing our energy efficiency at our headquarters in South Jordan, Utah and our transition to Light Emitting Diode (“LED”) lighting in our manufacturing facilities;
•	operation of an environmental tracking system at our world-wide facilities to facilitate monthly reporting and accountability for energy, water, waste, recycling, and scope 1 and 2 greenhouse gas emissions metrics—this system supports our 2030 operational sustainability goals; and
•	engaged in a comprehensive materiality assessment to better align ESG expectations from our internal and external stakeholders.

To learn more about our sustainability programs and accomplishments, you may visit www.merit.com/about/corporate-sustainability/; however, the information on this website is not, and will not be deemed, a part of this report or incorporated into any other filings we make with the SEC.

Human Capital Management

As of December 31, 2022, we had 6,846 employees located in approximately 40 different countries in a variety of different roles. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management, and other positions to be critical to our overall long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development, career opportunities, and work environment. We invest in our people and cultivate a company culture committed to supporting a diverse and inclusive workforce.

Diversity and Inclusion. Our goal is to create a diverse and inclusive global culture that reflects the diversity of the customers we serve and encourages an environment where employees feel welcomed, respected, and valued. With this goal in mind, our Chief Human Resources Officer has been charged with working with our leadership team to strengthen and enhance our diversity and inclusion efforts company wide. We are committed to providing equal opportunity in all aspects of employment. In the U.S., we are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law. Over 50% of our U.S. employee population identifies as non-white. To further promote a culture of inclusion, during 2021 we started the Women’s Leadership Initiative (“WLI”), our first ever affinity group led by women and open to all Merit employees.

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

Employee Engagement. The engagement of our workforce is critical to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently with our employees through a variety of communication methods, including video and written communications, town hall meetings, and our company intranet, and we acknowledge individual contributions to Merit by celebrating milestones of service in five-year increments. Since 2021 we have substantially strengthened our employee communications capabilities through the addition of dedicated internal resources and programs aimed at doing even more to communicate with and engage our workforce. In partnership with the Gallup organization, in 2022 we launched our first ever global employee engagement survey. This survey provided us with many insights into the engagement of our employees from which we have been able to develop action plans at the team and company level in order to further strengthen employee engagement.

Compensation and Benefits. Because our mission is to create innovative medical devices that improve lives, we aim to hire and develop employees who want to build something special through hard work, team effort, and commitment. That is why we provide all our employees with competitive benefit packages and strive to provide the most cost-effective medical benefits and wellness programs. As a result of our focus on competitive health and wellness benefits, we have achieved our eighth consecutive year of zero health care plan cost increases for our U.S. employees who participate in our group healthcare plans. Our benefits include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, paid parental leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development. In 2021, we hired our first ever Director of Global Talent Management who continues to be focused on building and strengthening global programs around strategic talent management, employee performance, development and engagement. To improve employee performance, we have begun building out a global performance management program which will be officially launched in 2023 alongside our new human resources information system. Employee development programs are also being executed at different regional and local levels with a focus on management and leadership development.

Community. Our employees are actively involved in their communities and supporting causes. At our headquarters, we provide an onsite garden where employees take part in growing and distributing produce to employees and to the local community. Employees also actively support causes by raising awareness and funds for non-profit organizations. Areas that our employees have supported in recent years include Breast Cancer Awareness Month, Heart Health Month, children’s charities and supporting those in need. In 2022, we continued our support of humanitarian missions through Merit product donations in Haiti, Kenya, Honduras, Nicaragua, and Tanzania. Merit also conducts and/or participates in medical education conferences around the globe.

Wellness. Wellness is at the foundation of creating a positive employee experience. At our company headquarters in Utah, we have an onsite medical clinic available for our employees and their families where we provide preventative and general medical care. In addition, we have a Chief Wellness Officer dedicated to designing programs and initiatives that support the physical, emotional, and mental health of our employees. We have a monthly wellness committee meeting and create a “Get Healthy” wellness program available to all sites across the globe. Programs include providing health information from medical and nutrition experts, newsletters with wellness and dietary tips, and activities promoting health and wellbeing such as walking groups and fitness challenges. Some programs include suicide prevention awareness, on-site diabetes screenings, mental health awareness, lifestyle modification to prevent diseases, tobacco cessation, breast cancer awareness, and our Smart Choice meal program designed by our onsite nutritionist and chef to provide free heart healthy meals to employees in our Utah headquarters.

COVID-19 Response; Health and Safety. During the COVID-19 pandemic, the majority of our manufacturing employees continued to work from our facilities, where we adopted health screening, implemented social distancing and personal protective equipment requirements, enhanced food service, cleaning and sanitation procedures, and modified workspaces to reduce the potential for disease transmission, and implemented a COVID-19 vaccine mandate for our U.S.

employees. During 2022 most employees who do not require access to our facility to perform their work continued to work remotely, without a significant impact to productivity.

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

We have established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Our Board of Directors is responsible for enterprise risk management, including our approach to managing cybersecurity risk, and has delegated oversight responsibility of information security risks to its Audit Committee. The Audit Committee regularly reviews information security risks and receives reports from our Chief Technology Officer and other members of the Company’s management regarding those risks. Under our framework, cybersecurity issues are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to our Board of Directors or its Audit Committee, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate. We maintain cyber insurance coverage that may, subject to policy terms, conditions and limitations, cover certain aspects of cybersecurity risks; however, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk. During the last three years, we have not experienced a material security breach and, as a result, we have not incurred any material expenses from such a breach. Furthermore, during such time, we have not been penalized or paid any amount under any information security breach settlement.

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

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. If any of these sterilizers goes out of business or fails to comply with quality or regulatory requirements, we may be unable to find a suitable supplier to replace them. This could significantly delay or stop production and cause sales of such products to materially decline. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. We are experiencing a growing trend among suppliers of polymer resins to refuse to supply resin to the medical device manufacturers or to require such manufacturers to assume additional risks due to the potential for product liability claims. Additionally, there is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. The military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. Supply disruptions are making it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to manufacture certain products.

The availability and price of these materials, parts, products and services are affected by a variety of factors beyond our control, including the willingness of suppliers to sell into the medical device industry, changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, liability concerns, climate change (including new and existing laws and regulations to address climate change), competition, import duties, tariffs, currency exchange rates and political uncertainty around the world. During 2022, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, packaging materials and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2023. Our suppliers often pass some of their cost increases on to us, and if such increased costs are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have generally increased and may further increase if crude oil prices increase. Our transportation and service providers are typically able to pass any significant increases in oil prices on to us.

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

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. The global macroeconomic environment continues to be challenging due to the effects of the COVID-19 pandemic and government responses, increases in inflation globally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war and China-Taiwan relations), the current economic challenges in China, and other disruptions. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in

Ukraine, may result in (i) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenues, increased costs, loss of export privileges, or criminal sanctions. Furthermore, U.S. trade policy could trigger retaliatory actions by other countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing and could result in foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The occurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic and governmental responses have had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	global increases in inflation;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

Any damage or interruption to our operations, facilities, infrastructure, manufacturing processes or information technology systems, or those of our suppliers, including as a result of our facility consolidation initiatives, could result in lost revenues and our business could be seriously harmed.

Damage or interruption to our facilities or systems relating to manufacturing, distribution, research and development, or information technology because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, labor strikes, riots, cyber-attack, health epidemics and pandemics, unauthorized entry or other events could significantly disrupt our operations, the operations of suppliers and critical infrastructure. These events may also delay or prevent product manufacturing and shipment during the time required to repair, rebuild or replace the damaged facilities or systems. We have recently closed or reduced the operations of certain facilities and moved operations and resources to other facilities, and we are in the process of other facility consolidation initiatives. The resulting concentration of resources and the potential disruption and logistical challenges resulting from those initiatives may further exacerbate the adverse effects of these events or make it more difficult for us to respond to the effects of these events.  Those initiatives may also divert the attention of our management team or other personnel, result in unanticipated expense and disrupt our operations. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. Although we maintain property damage and business interruption insurance coverage on our facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

COVID-19 Risks

The COVID-19 pandemic and related ongoing implications have negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.

The COVID-19 pandemic and the resulting containment measures created significant disruption and uncertainty in the global economy and negatively impacted our business, results of operations and financial condition during 2020, 2021 and 2022. Although the impact of COVID-19 and the resulting containment measures decreased during 2022, they have the potential to continue to negatively impact our business, results of operations and financial condition in the future.

Numerous national, international, state and local jurisdictions imposed a variety of government orders and restrictions for their residents to control the spread of COVID-19. In 2020, such orders and restrictions caused significant alterations of our operations, work stoppages, slowdowns and delays, travel restrictions and event cancellations, among other effects, thereby significantly and negatively impacting our financial condition. In 2021 and 2022, these conditions continued at varying levels. Other disruptions that we experienced include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) supply chain delays and disruptions, logistical challenges and increased freight, transportation and other expenses; (iii) delays in regulatory approvals by governmental and regulatory bodies; (iv) reductions in spending by our customers; (v) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (vi) fluctuations in the availability of employees and potential employees; (vii) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers' capacity to manufacture our products; (viii) disruption of our research and development activities; and (ix) delays in ongoing studies and pre-clinical trials. Although some of these disruptions diminished in 2021 and the impact lessened further during 2022, they may again return or further intensify their effect on our operations, whether as a direct result of COVID-19 or other factors exacerbated by the effects of COVID-19.

In addition, elective procedures that use our products significantly decreased in number during much of 2020 as health care organizations around the world prioritized the treatment of patients with COVID-19 and reduced spending in other areas. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments (many of which use our products), be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. In 2021, these procedures resumed in many locations, and overall, we saw significant improvement in our business during 2021. We saw further improvement in the availability of elective procedures during 2022. It is possible, however, that a resurgence of COVID-19, or increased spread of its variants, could again cause a rise in severe infections and force authorities and customers to impose restrictions that would negatively impact our operations.

All of these factors have also caused or contributed to disruptions and delays in our logistics and supply chain, and we may continue to experience these disruptions and delays. The full extent to which COVID-19 and resulting containment measures impact our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and its variants. To the extent COVID-19 (including existing variants and any new variants) and resulting containment measures continue to adversely affect our business, operations and financial results, they may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.

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

We have completed a series of significant acquisitions and, continue to evaluate other potential acquisitions and strategic transactions, certain of which may also be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other strategic transactions. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own, including sales models related to capital equipment. Our efforts to integrate acquisitions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated.

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

In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition or other transaction. If we do not adequately identify and value targets for, or manage issues related to, acquisitions and strategic transactions, such transactions may not produce the anticipated benefits and have an adverse effect on our business, operations or financial condition. We have incurred expenses in connection with the disposition of businesses and assets which we acquired but determined that they did not produce the benefits contemplated at the time of acquisition. We may incur similar expenses in the future.

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

To ensure adequate supply, we must forecast our inventory needs and place orders with our suppliers based on estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy and customer acceptance of new products, product introductions by our competitors, an increase or decrease in customer demand for our products or for products of our competitors, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions, effects of COVID-19 or decreased consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would impact our gross margin. Conversely, if we underestimate customer demand for our products, our manufacturing facilities may not be able to deliver products to meet our order requirements, which could damage our reputation and customer relationships.

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

We anticipate that government authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to litigation and other adverse effects on our operations. If we fail to comply with applicable regulatory requirements, including the terms of the CIA, we may be subjected to a wide variety of sanctions and enforcement actions, including warning letters that require corrective action, injunctions, product seizures or recalls, suspension of product manufacturing, revocation of approvals, import or export prohibitions, exclusion from participation in government healthcare programs, civil fines and/or criminal penalties, which in turn may have a negative impact on our business, results of operations, financial condition and ability to obtain financing on reasonable terms.

We are subject to laws targeting fraud and abuse in the healthcare industry, the violation of which could adversely affect our business or financial results.

Our operations are subject to various state and federal laws targeting fraud and abuse in the healthcare industry, including the federal Anti-Kickback Statute and other anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of these fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, any of which could harm our business or negatively impact our financial results. Allegations of such violations could lead to expensive and time-consuming investigations by government authorities and result in conviction of these violations or settlement costs and additional restrictions, like the CIA discussed above under Item 1. “Business - Regulation - Corporate Integrity Agreement.”

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

The U.S. and many other countries in which we conduct our operations have adopted laws and regulations protecting certain data, including medical and personal data (including HIPAA, the HITECH Act and the rules issued thereunder), and requiring data holders and controllers to implement administrative, logical and technical controls and procedures in order to protect the privacy of such data. Individual states have also begun to enact data privacy laws giving consumers the right to demand certain information and actions from companies who collect personal information. Internationally, some countries have also passed laws and regulations that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. In addition, regulatory authorities around the world are considering additional proposals concerning data protection. These laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of medical and personal data protection laws and regulations in the U.S., Europe, China and elsewhere are often uncertain and in flux. Further, we have incurred, and will likely continue to incur, significant expense in connection with our efforts to comply with those applicable laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices, resulting in fines or orders requiring that we change our data practices, which could in turn (i) cause us to incur substantial costs or (ii) have an adverse effect on our business.

Legal developments in foreign countries have created uncertainty regarding certain transfers of personal data from certain countries to the U.S. or other foreign countries. For example, GDPR applies to the processing of personal data related to: (i) the activities of an establishment in the EU or (ii) the processing of personal data of data subjects who are in the EU where this is related to products and services that we offer to EU users. GDPR includes compliance obligations, which could cause us to change our business practices, and significantly increases financial penalties for noncompliance. In addition, the PIPL, similar to GDPR, applies to personal information processing activities outside of China if companies provide products or services to individuals in China or analyze and evaluate the behavior of individuals in China. If we fail to comply with the requirements of the PIPL, we could incur severe penalties. If we incur any of these penalties in the EU or China for violations of GDPR or the PIPL, our business and operations in those areas could be adversely affected and have a material adverse effect on our financial results.

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

The market price of our common stock has at times, been, and may in the future be, volatile for various reasons, including those discussed in these risk factors. Other events that could cause volatility in our stock include, without limitation, variances in our financial results; analysts’ and other projections or recommendations regarding our common stock specifically or medical technology stocks generally; any restatement of our financial statements or any investigation of us by the SEC, DOJ, OIG, FDA, or another regulatory authority; actions taken by activist investors or other shareholders, significant litigation or a decline, or rise, of stock prices in capital markets generally.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

As our operations have grown outside the U.S., we have also become increasingly subject to market risk relating to foreign currency. Those fluctuations could have a negative impact on our margins and financial results. During 2022, 2021 and 2020, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in a decrease in net sales of $23.8 million, an increase in net sales of $10.3 million, and a decrease in net sales of $1.3 million, respectively.

For the year ended December 31, 2022, $394.1 million, or 34.2%, of our net sales were denominated in foreign currencies, with our CNY- and Euro-denominated sales representing our largest currency risks to net sales. If the rate of exchange between foreign currencies declines against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those respective foreign currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

We are subject to changes in tax laws, fluctuations in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities, which may adversely affect our effective tax rate, business, financial condition, or results of operations.

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

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. Although we believe we are in substantial compliance with applicable regulations and restrictions, we are subject to the risk that governmental authorities could assert that we owe additional taxes. In the event that audits, assessments, or other determinations by governmental authorities are concluded adversely to us, they could have an adverse effect on our business, financial condition or results of operation.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Ireland and our principal office for Asian distribution located in Beijing, China. We also support our European operations from a distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease commercial space in India, Hong Kong, Italy, Dubai, Australia, Canada, Brazil, Malaysia, South Korea, Japan, South Africa, Singapore, Great Britain, Vietnam, Taiwan, New Zealand, Indonesia, and France, as well as in California and Texas. Our principal manufacturing and packaging facilities are located in Utah, Virginia, Texas, Ireland, Brazil, France, Singapore, Mexico, and The Netherlands. Our research and development activities are conducted principally at facilities located in Utah, California, Texas, Ireland, France, and Singapore.

Our total manufacturing, commercial, distribution, and research space is approximately 1.9 million square feet, of which approximately 1.0 million square feet is owned, and 0.9 million square feet is leased.

The following is a summary of the approximate square footage of our key facilities as of December 31, 2022:

Location	Main Purpose	Area (sq. ft.)
Utah	HQ, Manufacturing, Distribution, Research	724,170
Mexico	Manufacturing	196,690
Virginia	Manufacturing, Distribution	187,659
Ireland	Manufacturing, Research	139,680
The Netherlands	Manufacturing, Distribution	136,501
Texas	Manufacturing, Research	94,000
Singapore	Manufacturing, Research	68,000
China	Distribution	50,290

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

Market Price for the Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MMSI.” As of February 22, 2023, the number of shares of our common stock outstanding was 57,318,032 held by approximately 96 shareholders of record, not including shareholders whose shares are held in securities position listings. We did not repurchase any shares during the years ended December 31, 2022, 2021 and 2020.

Performance

The following graph compares the performance of our common stock with the performance of the NASDAQ US Benchmark TR Index and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in common stock prices from December 31, 2017 to December 31, 2022.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ US Benchmark (TR)
and NASDAQ Stocks (SIC 3840-3849)
250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Date
Merit Medical Systems, Inc.
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies
Surgical, Medical, and Dental Instruments and Supplies)

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
Merit Medical Systems, Inc.	$100.00	$129.19	$72.27	$128.50	$144.21	$163.45
NASDAQ US Benchmark (TR)	100.00	94.56	124.03	150.41	189.36	152.00
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	112.98	138.90	202.84	228.47	165.59

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2017 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:      Performance graph data is complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes only Merit). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023. Used with permission. All rights reserved. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6.Reserved.

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

For the year ended December 31, 2022, we reported sales of $1.151 billion, up $76.2 million or 7.1%, compared to 2021 sales of $1.075 billion. Our revenue results for the year ended December 31, 2022 were driven primarily by stronger-than-anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the EMEA and “Rest of World” (“ROW”) regions.

Gross profit as a percentage of sales was 45.1% for the year ended December 31, 2022 as compared to 45.2% for the year ended December 31, 2021.

Net income for the year ended December 31, 2022 was $74.5 million, or $1.29 per share, as compared to $48.5 million, or $0.84 per share, for the year ended December 31, 2021.

During 2022 we received “Breakthrough Device Designation” for Embosphere Microspheres for use in genicular artery embolization for symptomatic knee osteoarthritis. We also received FDA clearance for the SCOUT Bx Delivery System, the first wire-free breast localization solution that can be deployed at the time of stereotactic or MRI-guided biopsy representing a notable addition to the Merit Oncology portfolio.

We have launched eight new products during 2022 including the basixALPHA inflation device, PreludeSYNC EZ™ Radial Compression Device, TEMNO Elite™ Soft Tissue Biopsy System, Prelude Roadster™ Guide Sheath, SafeGuard Focus Cool™ Compression Device, SCOUT® Mini Reflector, ReSolve® Thoracostomy Tray and the commercial release of the smallest and shortest configuration in the Elation Pulmonary Balloon Dilator portfolio.

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

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2022	2021	2020
Net sales	100%	100%	100%
Gross profit	45.1	45.2	41.6
Selling, general and administrative expenses	29.8	31.2	30.9
Research and development expenses	6.6	6.6	6.0
Legal settlement	—	0.9	1.9
Impairment charges	0.2	0.4	3.8
Contingent consideration expense (benefit)	0.4	0.3	(0.8)
Acquired in-process research and development expense	0.6	—	0.0
Income (loss) from operations	7.6	5.7	(0.2)
Income (loss) before income taxes	7.2	5.0	(1.4)
Net income (loss)	6.5	4.5	(1.0)

Sales

Listed below are the sales by product category within each operating segment for the years ended December 31, 2022, 2021 and 2020 (in thousands, other than percentage changes):

	% Change	2022	% Change	2021	% Change	2020
Cardiovascular
Peripheral Intervention	8.6%	$439,810	18.6%	$405,116	(2.7)%	$341,568
Cardiac Intervention	7.0%	343,186	14.6%	320,641	(8.2)%	279,671
Custom Procedural Solutions	(1.9)%	190,194	(4.6)%	193,942	8.5%	203,196
OEM	17.4%	145,034	12.5%	123,528	(6.9)%	109,767
Total	7.2%	1,118,224	11.7%	1,043,227	(2.8)%	934,202

Endoscopy
Endoscopy Devices	3.9%	32,757	6.2%	31,524	(12.4)%	29,673

Total	7.1%	$1,150,981	11.5%	$1,074,751	(3.1)%	$963,875

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2022 were $1.118 billion, up 7.2%, when compared to the year ended December 31, 2021 of $1.043 billion. Sales for the year ended December 31, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $34.7 million, or 8.6%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, embolotherapy, and radar localization products.
(b)	Cardiac intervention products, which increased by $22.5 million, or 7.0%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention, cardiac rhythm management/electrophysiology (“CRM/EP”), and angiography products, partially offset by a decrease in sales of our fluid management products.
(c)	OEM products, which increased by $21.5 million, or 17.4% from the corresponding period of 2021. This increase was driven primarily by sales of our access, angiography, fluid management, intervention, coating products and kits, partially offset by a decrease in sales of our CRM/EP products.

The foregoing increase in sales for the year ended December 31, 2022 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by $(3.7) million, or (1.9)% from the corresponding period of 2021. This decrease was driven primarily by decreased sales of our critical care products, offset partially by increased sales of trays.

Our cardiovascular sales for the year ended December 31, 2021 were $1.043 billion, up 11.7%, when compared to the year ended December 31, 2020 of $934.2 million. Sales for the year ended December 31, 2021 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $63.5 million, or 18.6%, from the corresponding period of 2020. This increase was driven primarily by sales of our radar localization, embolotherapy, drainage, biopsy, angiography, access and intervention products.
(b)	Cardiac intervention products, which increased by $41.0 million, or 14.6%, from the corresponding period of 2020. This increase was driven primarily by sales of our intervention, fluid management (including our Medallion Syringes, which saw increased demand due to COVID-19 vaccination efforts) and angiography products.
(c)	OEM products, which increased by $13.8 million, or 12.5% from the corresponding period of 2020. This increase was driven primarily by sales of our CRM/EP, angiography products and kits.

The foregoing increase in sales for the year ended December 31, 2021 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by $(9.3) million, or (4.6)% from the corresponding period of 2020. This decrease was driven primarily by decreased sales of our critical care products (including a $(15.9) million decrease in Cultura® nasopharyngeal swab and test kit sales) and trays, offset partially by sales of kits.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2022 were $32.8 million, up 3.9%, when compared to sales for the year ended December 31, 2021 of $31.5 million. Sales for the year ended December 31, 2022 were favorably affected by increased sales of our Elation Balloon Dilator and other stents, partially offset by a decrease in sales of our EndoMAXX fully covered esophageal stent. Our endoscopy sales for the year ended December 31, 2021 were $31.5 million, up 6.2%, when compared to sales for the corresponding period in 2020 of $29.7 million. Sales for the year ended December 31, 2021 were favorably affected by increased sales of our Elation Balloon Dilator and our EndoMAXX fully covered esophageal stent.

Geographic Sales

Sales trends for the years ended December 31, 2022, 2021, and 2020 were influenced by the incidence and timing of COVID-19 infections and the associated governmental and patient responses, which varied between countries and regions in both the current and prior-year periods. Listed below are sales by geography for the years ended December 31, 2022, 2021, and 2020 (in thousands, other than percentage changes):

	% Change	2022	% Change	2021	% Change	2020
United States	6.8%	650,559	10.7%	608,878	(4.5)%	550,061
International	7.4%	500,422	12.6%	465,873	(1.3)%	413,814
Total	7.1%	$1,150,981	11.5%	$1,074,751	(3.1)%	$963,875

United States Sales: U.S. sales for the year ended December 31, 2022 were $650.6 million, or 56.5% of net sales, up 6.8% when compared to 2021. The increase in our domestic sales in 2022 was driven primarily by our U.S. direct, sensors and OEM businesses. U.S. sales for the year ended December 31, 2021 were $608.9 million, or 56.7% of net sales, up 10.7% when compared to 2020. The increase in our domestic sales in 2021 was driven primarily by our U.S. direct and OEM businesses.

International Sales. International sales for the year ended December 31, 2022 were $500.4 million, or 43.5% of net sales, up 7.4% when compared to 2021. The increase in our international sales during 2022 was primarily a result of higher sales in APAC, which increased $13.3 million or 5.9%, higher sales in EMEA, which increased $11.4 million or 5.5%, and higher rest of world sales which increased $9.9 million or 30.8%, compared to the corresponding period of 2021. International sales for the year ended December 31, 2021 were $465.9 million, or 43.3% of net sales, up 12.6% when compared to 2020. The increase in our international sales during 2021 was primarily a result of higher sales in APAC, which increased 12.8% or $25.9 million, higher sales in EMEA, which increased 11.8% or $21.7 million, and higher rest of world sales which increased 16.2% or $4.5 million, compared to the corresponding period of 2020.

Our international sales are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations, calculated by using the applicable average foreign exchange rates for the prior year decreased sales (2.2)% for the year ended December 31, 2022 compared to 2021 and increased sales 1.1% for the year ended December 31, 2021 compared to 2020.

Gross Profit

Our gross profit as a percentage of sales was 45.1%, 45.2%, and 41.6% for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in gross profit as a percentage of sales for 2022, as compared to 2021, was primarily due to less favorable manufacturing variances and higher freight costs as a percentage of sales, partially offset by more favorable changes in standard cost and product mix, decreased intangible amortization expense as a percentage of sales, and lower obsolescence expense, among other factors. The increase in gross profit as a percentage of sales for 2021, as compared to 2020, was primarily due to decreased amortization expense associated with acquisitions ($42.5 million in 2021 compared to $50.7 million in 2020), changes in product mix, improvements in manufacturing variances, and decreased obsolescence expense as a percentage of sales, partially offset by higher shipping and freight costs, among other factors.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses increased $6.8 million, or 2.0%, for the year ended December 31, 2022 compared to 2021 and increased $38.0 million, or 12.8%, for the year ended December 31, 2021 compared to 2020. SG&A expenses as a percentage of sales were 29.8%, 31.2% and 30.9% for the years ended December 31, 2022, 2021 and 2020, respectively.

The increase in SG&A expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to an increase in labor-related costs, including a $6.6 million increase for severance associated with restructuring and site closures, and higher travel related expenses as restrictions from the pandemic continued to decline; partially offset by a decrease of approximately $6 million for contract termination costs incurred in 2021 to renegotiate certain terms of our September 1, 2017 share purchase agreement with IntelliMedical Technologies Pty. Ltd. (“IntelliMedical”). In addition, for the year ended December 31, 2022, we recorded $1.0 million of expense in connection with the negotiated settlement of a shareholder derivative lawsuit filed in the United States District Court for the District of Utah against Merit, our Chief Executive Officer, our Chief Financial Officer and certain of our directors.

The increase in SG&A expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to labor-related costs, which increased due primarily to higher commissions and bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in 2020. During the year ended December 31, 2021, we incurred approximately $6 million of contract termination costs in SG&A to renegotiate certain terms of our September 1, 2017 share purchase agreement with IntelliMedical and $18.6 million of corporate transformation and restructuring costs, including consulting charges, in connection with our Foundations for Growth program.

Research and Development Expenses. Our research and development (“R&D”) expenses as a percentage of sales were 6.6%, 6.6% and 6.0% for the years ended December 31 2022, 2021, and 2020, respectively. R&D expenses increased by $4.3 million or 6.0% to $75.5 million for the year ended December 31, 2022, compared to $71.2 million in 2021. The increase in R&D expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to labor-related costs consistent with an increase in headcount. We also incurred increased outside service and consulting costs due to higher costs from clinical trials and the implementation of the MDR in the European Union.

R&D expenses increased by $13.7 million or 23.8% to $71.2 million for the year ended December 31, 2021, compared to $57.5 million for the year ended December 31, 2020. The increase in R&D expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to labor-related costs, which increased due to higher bonus expense in the current-year period, in contrast to temporary salary cuts and furloughs in the prior year. We also incurred increased clinical expenses for certain R&D projects (including our Wrapsody AV Access Efficacy Study) and higher expenses related to implementation of the MDR in the European Union.

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

Impairment Charges. For the year ended December 31, 2022, we recorded impairment charges of $2.2 million. These impairments included $1.7 million of intangible assets for our divestiture of STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings and $0.5 million impairment of our equity investment in XableCath, Inc. as this business ceased operations.

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

Contingent Consideration Expense (Benefit). For the years ended December 31, 2022, 2021 and 2020, we recorded $4.6 million, $3.2 million and $(8.0) million, respectively, of net contingent consideration expense (benefit) from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. The expense (benefit) in each fiscal year relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. During the year ended December 31, 2022, we incurred in-process research and development charges of $6.7 million primarily associated with our acquisition of Restore Endosystems, LLC (“Restore Endosystems”). We did not incur in-process research and development charges during the year ended December 31, 2021. We incurred $0.3 million for in-process research and development associated with various asset acquisitions during the year ended December 31, 2020.

Operating Income (Loss)

Our operating profit by operating segment for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Operating Income (Loss)	2022	2021	2020
Cardiovascular	$80,946	$53,415	$(7,042)
Endoscopy	6,617	7,501	5,480
Total operating income (loss)	$87,563	$60,916	$(1,562)

Cardiovascular Operating Income (Loss). Our cardiovascular operating income for the year ended December 31, 2022 was $80.9 million, compared to cardiovascular operating income of $53.4 million for the year ended December 31, 2021. This increase in cardiovascular operating income was primarily related to higher sales, decreased legal settlement costs, including $10 million in 2021 in connection with an agreement in principle to settle a securities class action lawsuit, and decreased impairment charges within our cardiovascular operating segment ($2.2 million in 2022 compared to $4.3 million in 2021), partially offset by increased labor-related and travel costs, and increased contingent consideration expense ($4.6 million in 2022, compared to $3.2 million in 2021).

Our cardiovascular operating income for the year ended December 31, 2021 was $53.4 million, compared to cardiovascular operating loss of $(7.0) million for the year ended December 31, 2020. This increase in cardiovascular operating income was primarily related to higher sales and increased gross margin percentage, decreased legal settlement costs ($10 million in 2021, compared to $18.7 million in 2020) and decreased impairment charges within our cardiovascular operating segment ($4.3 million in 2021 compared to $36.5 million in 2020), partially offset by increased labor-related costs, approximately $6 million of contract termination costs to renegotiate certain terms of our share purchase agreement with IntelliMedical, increased corporate transformation costs, including consulting charges, in connection with our Foundations for Growth program and increased contingent consideration ($3.2 million of expense in 2021, compared to a benefit of $(8.0) million in 2020).

Endoscopy Operating Income. Our endoscopy operating income for the year ended December 31, 2022 was $6.6 million, compared to operating income of $7.5 million for the year ended December 31, 2021. This decrease in endoscopy operating income relative to 2021 was primarily due to decreased gross margin percentage as a result of changes in product mix and higher shipping costs and higher labor-related costs, partially offset by higher sales.

Our endoscopy operating income for the year ended December 31, 2021 was $7.5 million, compared to operating income of $5.5 million for the year ended December 31, 2020. This increase in endoscopy operating income relative to 2020 was primarily due to higher sales and increased gross margin percentage, partially offset by increased labor-related costs.

Other Income (Expense)

Our other expense for the years ended December 31, 2022, 2021 and 2020 was $4.9 million, $7.0 million, and $11.7 million, respectively. The decrease in other expense for 2022 compared to 2021 was principally the result of an increase in other income associated with realized and unrealized foreign currency gain (loss), partially offset by an increase in interest expense associated with rising interest rates and an increase in other expense related to the divestiture of the STD Pharmaceutical business.

The decrease in other expense for 2021 compared to 2020 was principally the result of decreased interest expense due to lower average debt balances and a lower average interest rate during 2021 partially offset by a gain of $0.5 million on the sale of the assets associated with our Hypotube™ product line in 2020.

Effective Tax Rate

Our provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was a tax expense (benefit) of $8.1 million, $5.5 million and $(3.4) million, respectively, which resulted in an effective income tax rate of 9.8%, 10.1%, and 25.6%, respectively. The decrease in the effective income tax rate for 2022 compared to 2021 was primarily the result of a benefit from the change in foreign withholding taxes on unremitted foreign earnings due to the restructuring of our foreign entities, more foreign tax credits being utilized, as well as additional benefit from the foreign-derived intangible income (FDII) deduction. The decrease in the effective income tax rate for 2021 compared to 2020 was primarily the result of a change in the jurisdictional mix of earnings, additional benefit from stock-based compensation awards, as well as more foreign tax credits being utilized.

Net Income (Loss)

Our net income (loss) for the years ended December 31, 2022, 2021 and 2020 was $74.5 million, $48.5 million, and $(9.8) million, respectively. The increase in net income for 2022, when compared to 2021, was primarily related to higher sales, decreased legal settlement costs primarily due to the $10.0 million settlement in 2021 in connection with an agreement in principle to settle a securities class action lawsuit, and decreased impairment charges ($2.2 million in 2022 compared to $4.3 million in 2021); partially offset by higher SG&A expenses due to higher labor-related and travel costs, as well as increased contingent consideration expense of $4.6 million in 2022 compared to $3.2 million in 2021.

The increase in net income for 2021, when compared to 2020, was primarily related to higher sales and increased gross margin percentage, as we observed an operating environment with fewer COVID-19 related restrictions throughout the year. Legal settlement costs decreased to $10 million in 2021, compared to $18.7 million in 2020, and impairment charges decreased to $4.3 million in 2021 compared to $36.5 million in 2020. This was partially offset by higher SG&A expenses due to higher labor-related costs, $6 million of contract termination costs to renegotiate certain terms of an acquisition agreement, increased corporate transformation costs, including consulting charges, in connection with our Foundations for Growth program, as well as contingent consideration expense of $3.2 million in 2021 compared to a benefit of $(8.0) million in 2020.

Liquidity and Capital Resources

Capital Commitments and Contractual Obligations

Our most significant contractual obligations as of December 31, 2022 included long-term debt of $198.2 million, of which $11.3 million is recorded in current liabilities, interest payments on this debt, operating lease liabilities of $70.7 million, of which $11.0 million is recorded in current liabilities, and contingent consideration liabilities of $18.1 million, of which $15.8 million is recorded in current liabilities. Additional information about these obligations is contained in Notes 8, 15 and 17 to our consolidated financial statements set forth in Item 8 of this report.

Cash Flows

At December 31, 2022 and 2021, we had cash, cash equivalents and restricted cash of $60.6 million and $67.8 million respectively, of which $49.6 million and $55.7 million, respectively, were held by foreign subsidiaries. We do not consider our foreign earnings to be permanently reinvested. As of December 31, 2022 and 2021, approximately $2.1 million and $1.9 million respectively, of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. Cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2022 and 2021, we had cash and cash equivalents, including restricted cash, of $26.1 million and $28.5 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $114.3 million, $147.2 million and $165.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. Net cash provided by operating activities decreased $32.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income was $74.5 million and $48.5 million for the years ended December 31, 2022 and 2021, respectively. This improvement in net income was partially offset by an increase in the non-cash adjustment for deferred income taxes within the statement of cash flows of $(14.9) million and $(4.6) million for the years ended December 31, 2022 and 2021, respectively.

●	Cash (used for) accounts receivable was $(15.1) million and $(8.6) million for the years ended December 31, 2022 and 2021, respectively, due primarily to increases in sales volume,

●	Cash provided by (used for) other receivables was $4.2 million and $(10.4) million for the years ended December 31, 2022 and 2021, respectively, due primarily to the collection of approximately $8.2 million of insurance proceeds in connection with the consolidated securities class action lawsuit we settled in April 2022,

●	Cash (used for) inventories was $(47.9) million and $(25.2) million for the years ended December 31, 2022 and 2021, respectively, due primarily to efforts to normalize inventory levels as well as build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays, and

●	Cash provided by (used for) accrued expenses was $(16.4) million and $36.5 million for the years ended December 31, 2022 and 2021, respectively, primarily related to payment of a legal settlement accrual of $18.25 million in 2022 associated with the agreement in principle to settle the Class Action Litigation and increased labor-related cost accruals associated with higher commissions and bonus expense in the prior-year period, among other items.

Net cash provided by operating activities decreased $18.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income (loss) was $48.5 million and $(9.8) million for the years ended December 31, 2021 and 2020, respectively. This improvement in net income was offset by a decrease in the non-cash adjustment for the write-off of certain intangible and other long-term assets within the statement of cash flows of $4.4 million and $36.6 million for the years ended December 31, 2021 and 2020, respectively.

●	Cash provided by (used for) accounts receivable was $(8.6) million and $10.4 million for the years ended December 31, 2022 and 2021, respectively, due primarily to increases in sales volume,

●	Cash provided by (used for) other receivables was $(10.4) million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, due primarily to an increase in an insurance receivable associated with the agreement in principle to settle the Class Action Litigation,

●	Cash provided by (used for) inventories was $(25.2) million and $29.4 million for the years ended December 31, 2021 and 2020, respectively, due primarily to efforts to manage inventory levels to support the growth in sales and reduced production in the prior-year period during the economic downturn related to the COVID-19 pandemic, and

●	Cash provided by accrued expenses was $36.5 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively, related to increased labor-related cost accruals associated with higher commissions and bonus expense in the current-year period and a legal settlement accrual of $18.25 million in 2021 associated with the agreement in principle to settle the Class Action Litigation, among other items.

Cash flows used in investing activities. We used cash in investing activities of $57.4 million, $37.2 million, and $58.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We invested in capital expenditures for property and equipment of $45.0 million, $27.9 million, and $46.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2023 for property and equipment.

Cash outflows invested in acquisitions for the year ended December 31, 2022 were $8.3 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems, our $2.5 million payment in our purchase of BioTrace Medical, Inc., and our additional equity investment in FluidX Medical Technology, Inc. (“Fluidx”) of $1.4 million. Cash outflows invested in acquisitions for the year ended December 31, 2021 were $7.2 million and were primarily related to $4.1 for the settlement of deferred payments and the working capital adjustment associated with our acquisition of KA Medical, LLC (“KA Medical”) completed in November 2020 and $2.7 million for an equity investment in FluidX. Cash outflows invested in acquisitions for the year ended December 31, 2020 were $11.0 million and were primarily related to our acquisition of KA Medical. For further discussion, refer to Note 3 to our consolidated financial statements set forth in Item 8 of this report.

Cash flows used in financing activities. Cash used in financing activities for the years ended December 31, 2022, 2021 and 2020 was $60.3 million, $98.4 million, and $95.7 million, respectively. In 2022 we decreased our net borrowings under our Third Amended Credit Agreement by $44.9 million and paid contingent consideration of $32.9 million, which is classified as a financing activity, principally related to our acquisitions of Cianna Medical Inc. (“Cianna Medical”) and Vascular Insights LLC (“Vascular Insights”). In 2021 we decreased our net borrowings under our Third Amended Credit Agreement by $108.5 million and paid contingent consideration of $10.7 million, which is classified as a financing activity, principally related to our acquisition of Vascular Insights. In 2020 we decreased our net borrowings by $88.4 million and paid contingent consideration of $13.1 million, which is classified as a financing activity, principally related to our acquisition of Cianna Medical.

As of December 31, 2022, we had outstanding borrowings of $198.2 million and issued letter of credit guarantees of $3.2 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $523 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin. See Note 8 and Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding the Third Amended Credit Agreement, our long-term debt and our interest rate swaps.

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

Inventory Obsolescence. Our management reviews inventory quantities on hand and records provisions for estimated excess, slow moving and obsolete inventory. Based on this review, we provide adjustments for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2022, 2021 and 2020, we recorded obsolescence expense of approximately $9.8 million, $10.9 million, and $14.1 million, respectively, and wrote off approximately $10.2 million, $11.6 million, and $8.9 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2022 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. During our annual impairment test performed as of July 1, we utilized four reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of the amount, timing and duration of future cash flows, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2022, which was completed during the third quarter of 2022, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During the years ended December 31, 2022, 2021 and 2020, we identified indicators of impairment associated with certain acquired intangible assets within the asset groups based on our qualitative assessment. During the years ended December 31, 2022, 2021 and 2020 we recorded total impairment charges associated with intangible assets in our cardiovascular segment of $1.7 million, $1.6 million, and $28.7 million, respectively. These expenses are reflected within impairment charges in our consolidated statements of income (loss). The primary factors driving impairment of certain intangible assets were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies, due in part to the economic impacts of the COVID-19 pandemic. See Note 5 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding impairments of intangible assets.

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

We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income (loss). Significant increases or decreases in our estimates could result in changes to the estimated fair value of our contingent consideration liability, as well as the result of changes in the timing and amount of revenue estimates and changes in the discount rate or periods. Our revenue milestone contingent liability associated with the November 2018 acquisition of Cianna Medical includes a sales growth multiplier, and our revenue milestones for the acquisition of Brightwater Medical, Inc. includes payment thresholds. These and other similar contract features of our contingent consideration liabilities create sensitivity regarding the occurrence, timing, and amount of future payments.

For the years ended December 31, 2022, 2021 and 2020, we recognized contingent consideration expense (benefit) of $4.6 million, $3.2 million and $(8.0) million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Changes in the fair value of our contingent consideration liabilities were primarily attributable to changes in anticipated sales growth in the acquired products and the anticipated timing of milestone payments. See Note 15 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding our contingent liabilities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Rate Risk

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2022, a portion of our net sales ($394.1 million, representing 34.2% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our principal market risk relates to changes in the value of the Chinese Yuan Renminbi (CNY) and Euro (EUR) relative to the U.S. Dollar (USD), with limited market risk relating to various other currencies. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. Our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge for Euro-denominated revenues. Accordingly, a strengthening of the U.S. Dollar against the Euro will generally have a positive effect on our operating income.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of December 31, 2022 and 2021, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $87.8 million and $123.0 million, respectively. We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2022 and 2021, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of $92.4 million and $86.0 million, respectively.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at December 31, 2022 and 2021 indicates that, if the U.S. Dollar strengthened or weakened by 10% against all currencies, it would have the following impact on the fair value of these contracts (in thousands):

	2022	2021
10% Strengthening	$4,660	$3,470
10% Weakening	$(4,660)	$(3,470)

Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction or net exposure. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional discussion of our foreign currency forward contracts.

Interest Rate Risk

As discussed in Note 8 to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2022, we had outstanding borrowings of $198.2 million under the Third Amended Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo Bank, with a notional amount of $75 million, to fix the one-month LIBOR rate at 1.71% for the period from July 6, 2021 to July 31, 2024. This interest rate swap is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $1.2 million annually for each one percentage point change in the average interest rate under these borrowings.

Certain of the interest rates applicable to our Third Amended Credit Agreement and to hedging instruments we have purchased to offset interest rate risk under our Third Amended Credit Agreement, are LIBOR-based. We anticipate replacement rates will be identified, as provided for in our Third Amended Credit Agreement, as LIBOR-based rates become unavailable.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories - Provision for estimated excess, slow moving and obsolete inventories – Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventories are valued at the lower of cost, at approximate costs determined on a first-in, first-out method, or net realizable value. The Company reviews inventories on hand and records provisions based on estimated excess, slow moving and obsolete inventories. The inventories valuation reviews include an assessment of future product demand based on historical sales and raw material usage and product expiration. As of December 31, 2022, the Company’s inventories were $266.0 million. During the year ended December 31, 2022, the Company recorded obsolescence expense of approximately $9.8 million.

We identified the provision for estimated excess, slow moving and obsolete inventories as a critical audit matter because of management’s significant judgment and estimates in determining the provision for estimated excess, slow moving and obsolete inventories primarily around future product demand based on historical sales. This required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the valuation of excess and obsolete inventories included the following, among others:

●	We tested the effectiveness of controls over the provision for estimated excess, slow moving and obsolete inventories.
●	We evaluated management’s ability to accurately estimate the provision for estimated excess, slow moving and obsolete inventories by comparing actual write-downs of inventories to management’s historical estimates.
●	We evaluated the reasonableness of the Company's provision for estimated excess, slow moving and obsolete inventories, considering future product demand based on historical sales and raw material usage and product expiration and the underlying assumptions.
●	We tested the accuracy and completeness of the underlying data used in the Company’s calculations of the valuation of excess and obsolete inventories, including historical usage, quantities on hand, expiration dates, and pricing.
●	We assessed the reasonableness of the assumptions used in the calculations of the provision for estimated excess, slow moving and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculations.
●	We tested the mathematical accuracy of the Company’s calculations of excess, slow moving and obsolete inventories.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 24, 2023
We have served as the Company’s auditor since 1988.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
ASSETS	2022	2021

Current assets:
Cash and cash equivalents	$58,408	$67,750
Trade receivables — net of allowance for credit losses — 2022 — $8,423 and 2021 — $6,767	164,677	152,301
Other receivables	12,992	17,763
Inventories	265,991	221,922
Prepaid expenses and other current assets	22,324	16,149
Prepaid income taxes	3,913	3,550
Income tax refund receivables	779	2,777
Total current assets	529,084	482,212

Property and equipment:
Land and land improvements	25,940	25,287
Buildings	189,148	190,044
Manufacturing equipment	299,089	277,976
Furniture and fixtures	61,128	61,446
Leasehold improvements	49,673	46,341
Construction-in-progress	61,269	51,182
Total property and equipment	686,247	652,276
Less accumulated depreciation	(303,271)	(280,618)
Property and equipment — net	382,976	371,658

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2022 — $274,570 and 2021 — $234,016	237,522	276,833
Other — net of accumulated amortization — 2022 — $69,780 and 2021 — $65,053	38,350	42,436
Goodwill	359,821	361,741
Deferred income tax assets	6,599	6,080
Right-of-use operating lease assets	65,262	65,913
Other assets	44,352	41,421
Total other assets	751,906	794,424

Total assets	$1,663,966	$1,648,294

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021

Current liabilities:
Trade payables	$68,504	$55,624
Accrued expenses	123,189	159,014
Current portion of long-term debt	11,250	8,438
Short-term operating lease liabilities	11,005	10,668
Income taxes payable	6,697	2,536
Total current liabilities	220,645	236,280

Long-term debt	186,759	234,397
Deferred income tax liabilities	18,462	31,503
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	932
Deferred compensation payable	15,264	18,111
Deferred credits	1,708	1,815
Long-term operating lease liabilities	59,736	61,526
Other long-term obligations	14,736	23,584
Total liabilities	519,569	608,495

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of December 31, 2022 - 57,306 and December 31, 2021 - 56,570	675,174	641,533
Retained earnings	480,773	406,257
Accumulated other comprehensive loss	(11,550)	(7,991)
Total stockholders’ equity	1,144,397	1,039,799

Total liabilities and stockholders’ equity	$1,663,966	$1,648,294

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	2022	2021	2020
Net sales	$1,150,981	$1,074,751	$963,875
Cost of sales	631,882	589,418	562,698
Gross profit	519,099	485,333	401,177

Operating expenses:
Selling, general and administrative	342,525	335,690	297,724
Research and development	75,510	71,247	57,537
Legal settlement	—	10,036	18,684
Impairment charges	2,219	4,283	36,504
Contingent consideration expense (benefit)	4,611	3,161	(7,960)
Acquired in-process research and development	6,671	—	250
Total operating expenses	431,536	424,417	402,739

Income (loss) from operations	87,563	60,916	(1,562)

Other income (expense):
Interest income	439	769	604
Interest expense	(6,339)	(5,261)	(9,994)
Other income (expense) — net	966	(2,507)	(2,279)
Total other expense — net	(4,934)	(6,999)	(11,669)

Income (loss) before income taxes	82,629	53,917	(13,231)

Income tax expense (benefit)	8,113	5,463	(3,388)

Net income (loss)	$74,516	$48,454	$(9,843)

Earnings (loss) per common share
Basic	$1.31	$0.86	$(0.18)
Diluted	$1.29	$0.84	$(0.18)

Weighted average shares outstanding
Basic	56,806	56,145	55,434
Diluted	57,671	57,359	55,434

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	2022	2021	2020
Net income (loss)	$74,516	$48,454	$(9,843)
Other comprehensive income (loss):
Cash flow hedges	9,007	5,965	(9,523)
Income tax benefit (expense)	(2,177)	(1,489)	2,365
Foreign currency translation adjustment	(10,491)	(7,704)	7,786
Income tax benefit (expense)	102	689	(786)
Total other comprehensive loss	(3,559)	(2,539)	(158)
Total comprehensive income (loss)	$70,957	$45,915	$(10,001)

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Income (Loss)	Total
BALANCE — January 1, 2020	55,213	$587,017	$368,221	$(5,294)	$949,944
Net loss			(9,843)		(9,843)
Cumulative effect adjustment upon adoption of ASU 2016-13, Credit Losses			(575)		(575)
Other comprehensive loss				(158)	(158)
Stock-based compensation expense		13,433			13,433
Options exercised	442	6,948			6,948
Issuance of common stock under Employee Stock Purchase Plans	30	1,159			1,159
Shares surrendered in exchange for payment of payroll tax liabilities	(23)	(866)			(866)
Shares surrendered in exchange for exercise of stock options	(39)	(1,467)			(1,467)
BALANCE — December 31, 2020	55,623	606,224	357,803	(5,452)	958,575
Net income			48,454		48,454
Other comprehensive loss				(2,539)	(2,539)
Stock-based compensation expense		14,579			14,579
Options exercised	883	20,374			20,374
Issuance of common stock under Employee Stock Purchase Plans	18	1,112			1,112
Shares issued from time-vested restricted stock units	59	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(10)	(576)			(576)
Shares surrendered in exchange for exercise of stock options	(3)	(180)			(180)
BALANCE — December 31, 2021	56,570	641,533	406,257	(7,991)	1,039,799
Net income			74,516		74,516
Other comprehensive loss				(3,559)	(3,559)
Stock-based compensation expense		16,045			16,045
Options exercised	703	20,092			20,092
Issuance of common stock under Employee Stock Purchase Plans	19	1,118			1,118
Shares issued from time-vested restricted stock units	70	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(38)	(2,474)			(2,474)
Shares surrendered in exchange for exercise of stock options	(18)	(1,140)			(1,140)
BALANCE — December 31, 2022	57,306	$675,174	$480,773	$(11,550)	$1,144,397

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,516	$48,454	$(9,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,804	84,066	94,070
Loss (gain) on disposition of business	1,417	—	(517)
Loss on sale or abandonment of property and equipment	380	1,303	2,159
Write-off of certain intangible assets and other long-term assets	2,281	4,412	36,609
Acquired in-process research and development	6,671	—	250
Amortization of right-of-use operating lease assets	10,394	11,718	12,746
Adjustments related to contingent consideration liabilities	4,611	3,161	(7,960)
Amortization of deferred credits	(107)	(108)	(130)
Amortization of long-term debt issuance costs	604	604	604
Deferred income taxes	(14,924)	(4,631)	(11,295)
Stock-based compensation expense	18,042	16,090	14,339
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(15,116)	(8,618)	10,425
Other receivables	4,154	(10,418)	1,668
Inventories	(47,929)	(25,183)	29,429
Prepaid expenses and other current assets	(1,798)	(3,555)	(446)
Prepaid income taxes	(379)	125	(162)
Income tax refund receivables	1,952	739	(339)
Other assets	657	(1,670)	(3,511)
Trade payables	12,661	6,050	333
Accrued expenses	(16,379)	36,462	4,603
Income taxes payable	4,521	(119)	(86)
Liabilities related to unrecognized tax benefits	(45)	314	(576)
Deferred compensation payable	(2,848)	1,303	1,953
Operating lease liabilities	(11,127)	(12,410)	(12,659)
Other long-term obligations	278	(858)	3,606
Total adjustments	39,775	98,777	175,113
Net cash, cash equivalents, and restricted cash provided by operating activities	114,291	147,231	165,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(45,029)	(27,939)	(45,988)
Intangible assets	(3,175)	(2,834)	(3,288)
Proceeds from the sale of property and equipment	65	1,037	42
Proceeds (payments) from disposition of business	(971)	—	1,285
Cash received for settlement of note receivable	—	2,000	250
Issuance of note receivable	—	(2,254)	—
Cash paid in acquisitions, net of cash acquired	(8,287)	(7,171)	(10,953)
Net cash, cash equivalents, and restricted cash used in investing activities	$(57,397)	$(37,161)	$(58,652)

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$20,070	$21,306	$6,635
Proceeds from issuance of long-term debt	215,205	98,421	68,625
Payments on long-term debt	(260,143)	(206,921)	(157,000)
Contingent payments related to acquisitions	(32,918)	(10,665)	(13,100)
Payment of taxes related to an exchange of common stock	(2,474)	(576)	(866)
Net cash, cash equivalents, and restricted cash used in financing activities	(60,260)	(98,435)	(95,706)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3,826)	(801)	1,684
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,192)	10,834	12,596

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	67,750	56,916	44,320
End of period	$60,558	$67,750	$56,916

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	58,408	67,750	56,916
Restricted cash reported in prepaid expenses and other current assets	2,150	—	—
Total cash, cash equivalents and restricted cash	$60,558	$67,750	$56,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $858, $480 and $813, respectively)	$6,258	$5,261	$10,077
Income taxes	17,092	8,828	8,918

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,702	$2,558	$2,180
Current note receivable converted to equity investment	—	—	899
Proceeds from sale of business in other receivables	—	—	321
Acquisition purchases in accrued expenses and other long-term obligations	3,526	—	4,358
Merit common stock surrendered (18, 3, and 39 shares, respectively) in exchange for exercise of stock options	1,140	180	1,467
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	11,130	1,524	10,938

See notes to consolidated financial statements.	(concluded)

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

We manufacture our products in plants located in the U.S., Mexico, The Netherlands, Ireland, France, Brazil and Singapore. We export sales to dealers and have direct or modified direct sales forces in the U.S., Canada, Western Europe, Australia, Brazil, Japan, China, Malaysia, South Korea, UAE, India, New Zealand and South Africa (see Note 13). Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the more significant of such policies.

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

Cash and Cash Equivalents. We consider interest-bearing deposits with an original maturity date of three months or less to be cash equivalents. As of December 31, 2021, approximately $1.9 million, respectively, of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China.

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

Inventories. We value our inventories at the lower of cost, at approximate costs determined on a first-in, first-out method, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory costs include material, labor and manufacturing overhead. We review inventories on hand and record provisions based on estimated excess, slow moving and obsolete inventory, as well as inventories with a carrying value in excess of net realizable value. The regular and systematic review of the valuation of inventories includes an assessment of future product demand based on historical sales and raw material usage and product expiration.

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

Long-Lived Assets. We periodically review the carrying amount of our depreciable long-lived assets for impairment. An asset is considered impaired when undiscounted estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

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

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $33.4 million, $34.5 million, and $35.4 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled $15.8 million and $19.1 million at December 31, 2022 and 2021, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of $15.3 million and $18.1 million at December 31, 2022 and 2021, respectively, to reflect the liability to our employees under this plan.

Other Assets. Other assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Investments in privately held companies	$15,576	$14,711
Deferred compensation plan assets	15,767	19,126
Long-term notes receivable, net	2,397	2,345
Other	10,612	5,239
Total	$44,352	$41,421

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

Other Long-term Obligations. Other long-term obligations as of December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Contingent consideration liabilities	$2,260	$13,500
Other long-term obligations	12,476	10,084
Total	$14,736	$23,584

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income (loss) for the years ended December 31, 2022, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities, such as sales tax and value-added taxes. We present these taxes on a net basis.

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

Income Taxes. Under our accounting policies, we initially recognize a tax position in our financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although we believe our provisions for unrecognized tax positions are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our income tax provisions and accruals. Such differences could have a material impact on our income tax provisions and operating results in the periods in which we make such determination.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. The fair value of our performance stock units linked to total shareholder return is estimated using Monte-Carlo simulations. Compensation expense is adjusted each period based on the grant-date fair value and the number of shares that are probable of being awarded based on the performance conditions of the awards. Restricted stock units are valued based on the closing stock price on the date of grant. Cash-settled share-based awards, or liability awards, are remeasured at fair value each reporting period until the awards are settled. Total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $18.0 million, $16.1 million, and $14.3 million, respectively (see Note 12).

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

New Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020; ASU 2022-06 was effective upon its issuance in December 2022. The provisions of these updates may be applied prospectively to transactions through December 31, 2024, when reference rate reform activity is expected to be completed. As of December 31, 2022, we had not modified any contracts as a result of reference rate reform. We are currently assessing the anticipated impact of these standards on our consolidated financial statements.

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

The following table presents sales by operating segment disaggregated based on product category and geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended			Year Ended			Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	United States	International	Total	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$263,602	$176,208	$439,810	$244,459	$160,657	$405,116	$211,999	$129,569	$341,568
Cardiac Intervention	128,711	214,475	343,186	122,452	198,189	320,641	108,109	171,562	279,671
Custom Procedural Solutions	108,778	81,416	190,194	108,068	85,874	193,942	110,269	92,927	203,196
OEM	118,869	26,165	145,034	104,436	19,092	123,528	91,826	17,941	109,767
Total	619,960	498,264	1,118,224	579,415	463,812	1,043,227	522,203	411,999	934,202

Endoscopy
Endoscopy Devices	30,599	2,158	32,757	29,463	2,061	31,524	27,858	1,815	29,673

Total	$650,559	$500,422	$1,150,981	$608,878	$465,873	$1,074,751	$550,061	$413,814	$963,875

3.ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS

2022 Acquisitions

On October 3, 2022, we entered into an asset purchase agreement with BioTrace Medical, Inc., developer of the Tempo® Temporary Pacing Lead device, for a purchase price of $2.5 million. We are also required to pay a total of six annual royalty payments between 5% and 10% of net sales, dependent on net sales goal achievement, upon achievement of the first device sold in the United States. We accounted for this transaction as an asset purchase. We recorded the amount paid upon closing as a developed technology intangible asset, which we are amortizing over 10 years.

On April 30, 2022, we acquired the Restore Endosystems Bifurcated Stent System pursuant to the terms of a unit purchase agreement we executed with all of the members of Restore Endosystems. Subject to the terms and conditions of the unit purchase agreement, we paid $3 million in cash at closing. We also accrued $3.5 million of other long-term obligations, which represents the fair value of two separate $2 million payments which are payable no later than two and four years following the closing of the acquisition, respectively, or earlier upon the achievement of specified milestones. We will impute interest on these liabilities with the passage of time. We have accounted for this transaction as an asset purchase and recorded $6.5 million of acquired in-process research and development expense because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

During April 2022, we paid $1.4 million to acquire shares of series A preferred stock of Fluidx Medical Technology, Inc.("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased, and continue to hold, $4.7 million of participating preferred shares of Fluidx. Our investments have been recorded as equity investments accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 17% of its outstanding capital stock.

2021 Acquisitions

During September 2021, we paid $2.7 million to acquire series A preferred shares of Fluidx. We had previously purchased $2 million of participating preferred shares during 2019. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of 15.0% of the outstanding stock.

2020 Acquisitions

On November 6, 2020, we entered into a unit purchase agreement to acquire KA Medical, LLC (“KA Medical”). Subject to the terms and conditions of the unit purchase agreement, we paid $14.6 million in cash, net of cash acquired, including adjustments for working capital and deferred payments of $4 million. KA Medical developed the Micro Plug Set, a self-expanding nitinol vascular occlusion device, which is FDA-cleared and CE marked. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material for the years ended December 31, 2022, 2021 and 2020. Acquisition-related costs associated with the KA Medical acquisition, which were included in selling, general and administrative expenses, were not material. During the fourth quarter of 2021, certain immaterial measurement period adjustments were recorded to our purchase price allocation. The purchase price was allocated as follows (in thousands):

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

4.INVENTORIES

Inventories at December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Finished goods	$147,051	$132,403
Work-in-process	29,534	22,160
Raw materials	89,406	67,359
Total inventories	$265,991	$221,922

5.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Goodwill balance at January 1	$361,741	$363,533
Effect of foreign exchange	(1,920)	(2,078)
Additions and adjustments as the result of acquisitions	—	286
Goodwill balance at December 31	$359,821	$361,741

Total accumulated goodwill impairment losses aggregated to $8.3 million as of December 31, 2022 and 2021. We did not have any goodwill impairments for the years ended December 31, 2022, 2021 and 2020. The total goodwill balance as of December 31, 2022 and 2021 is related to our cardiovascular segment.

Other intangible assets at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,445	$(10,203)	$19,242
Distribution agreements	3,250	(2,715)	535
License agreements	11,109	(7,250)	3,859
Trademarks	30,221	(17,863)	12,358
Customer lists	34,105	(31,749)	2,356
Total	$108,130	$(69,780)	$38,350

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$26,349	$(8,315)	$18,034
Distribution agreements	3,250	(2,519)	731
License agreements	12,663	(7,768)	4,895
Trademarks	30,242	(15,256)	14,986
Customer lists	34,985	(31,195)	3,790
Total	$107,489	$(65,053)	$42,436

Aggregate amortization expense for the years ended December 31, 2022, 2021 and 2020 was $48.4 million, $49.6 million, and $58.6 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2022 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023	$47,496
2024	44,434
2025	42,610
2026	32,040
2027	28,966

During the years ended December 31, 2022, 2021 and 2020, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment that carrying amounts may not be recoverable, which required us to then complete a quantitative impairment assessment. The primary indicators of impairment were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies, due in part to the economic impacts of the COVID-19 pandemic in 2021 and 2020.

During the year ended December 31, 2022, we recorded total impairment charges related to our intangible assets of $1.7 million for our divestiture on April 30, 2022 of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited.

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

6.INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The $2.2 trillion economic stimulus bill contains numerous tax law changes. We evaluated the tax changes to determine what provisions would apply to us. As permitted by the CARES Act, we have deferred payment of the employer’s portion of social security payroll tax payments and made a payment equal to one half of the deferred amount during the year ended December 31, 2021. The remaining half was paid during the year ended December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We currently do not anticipate the recently enacted law, including the corporate alternative minimum tax, one percent excise tax on stock repurchases, or tax incentives to promote clean energy, to have a material impact on our consolidated financial statements.

For the years ended December 31, 2022, 2021 and 2020, income (loss) before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2022	2021	2020
Domestic	$77,562	$21,328	$(32,216)
Foreign	5,067	32,589	18,985
Total	$82,629	$53,917	$(13,231)

The components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Current expense (benefit):
Federal	$9,584	$808	$(937)
State	3,162	806	437
Foreign	10,291	8,480	8,407
Total current expense	23,037	10,094	7,907

Deferred expense (benefit):
Federal	(10,438)	(468)	(2,688)
State	(3,615)	(1,845)	(4,524)
Foreign	(871)	(2,318)	(4,083)
Total deferred benefit	(14,924)	(4,631)	(11,295)

Total income tax expense (benefit)	$8,113	$5,463	$(3,388)

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income (loss) for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Computed federal income tax expense (benefit) at applicable statutory rate of 21%	$17,352	$11,323	$(2,778)
State income tax benefit	35	(283)	(1,448)
Tax credits	(1,978)	(2,507)	(2,391)
Tax effect of international items	(10,698)	(281)	4,705
Uncertain tax positions	(47)	401	(455)
Deferred compensation insurance assets	706	(413)	(290)
Stock-based compensation	(3,423)	(5,571)	(1,822)
Valuation allowance	3,523	—	1,257
DOJ settlement	—	—	1,890
Remeasurement of state deferred taxes	(375)	(526)	(1,765)
Non-deductible expenses	2,027	2,455	1,077
Remeasurement of contingent consideration liabilities	1,061	733	(1,185)
Other — including the effect of graduated rates	(70)	132	(183)
Total income tax expense (benefit)	$8,113	$5,463	$(3,388)

Deferred income tax assets and liabilities at December 31, 2022 and 2021, consisted of the following temporary differences and carry-forward items (in thousands):

	2022	2021
Deferred income tax assets:
Allowance for credit losses on trade receivables	$1,925	$1,494
Accrued compensation expense	9,968	11,063
Inventory differences	5,712	4,887
Net operating loss carryforwards	11,117	14,833
Stock-based compensation expense	7,167	6,388
Operating lease assets	12,801	13,431
Federal R&D tax credit	634	5,003
UT R&D Credit	4,679	4,126
IRC section 174 capitalized R&D	15,012	—
Other	8,827	9,939
Total deferred income tax assets	77,842	71,164

Deferred income tax liabilities:
Prepaid expenses	(1,568)	(1,047)
Property and equipment	(20,925)	(20,797)
Intangible assets	(38,547)	(42,888)
Foreign withholding tax	(1,571)	(5,575)
Operating lease liabilities	(11,527)	(11,938)
Other	(2,040)	(3,556)
Total deferred income tax liabilities	(76,178)	(85,801)
Valuation allowance	(13,527)	(10,786)
Net deferred income tax liabilities	$(11,863)	$(25,423)

Reported as:
Deferred income tax assets	$6,599	$6,080
Deferred income tax liabilities	(18,462)	(31,503)
Net deferred income tax liabilities	$(11,863)	$(25,423)

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards, non-US net operating loss carryforwards, and capital loss carryforwards for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $2.7 million during the year ended December 31, 2022, increased by $573,000 during the year ended December 31, 2021, and increased by $5.6 million during the year ended December 31, 2020.

As of December 31, 2022, we had U.S federal net operating loss carryforwards of $29.7 million, which were generated by Cianna Medical, Vascular Access Technologies, Inc., DFINE Inc., and Biosphere Medical, Inc., prior to our acquisition of these companies. These net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. If unused $29.6 million of the NOLs will expire between 2025 and 2037. Of the NOLs incurred post-2017, $97,000 can be carried forward indefinitely. We anticipate that we will utilize all current net operating loss carryforwards prior to their expiration dates over the next 13 years. We utilized a total of $15.9 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2022.

As of December 31, 2022, we had $22.2 million of non-U.S. net operating loss carryforwards, of which $21.1 million have no expiration date and $1.1 million expire at various dates through 2034. Non-U.S. net operating loss carryforwards utilized during the year ended December 31, 2022 were not material.

We do not consider our foreign earnings to be permanently reinvested. Consequently, we have recorded tax expense of $320,000, $288,000 and $228,000 for foreign withholding taxes on unremitted foreign earnings during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, for the year ended December 31, 2022, a tax benefit of $4.3 million was recorded with respect to the restructuring of our foreign entities and the associated change in foreign withholding taxes on the unremitted foreign earnings.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2016.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2022, including interest and penalties, was $1.9 million, of which $1.9 million would favorably impact our effective tax rate if recognized. At December 31, 2022, none of the total liability was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet. The total liability for unrecognized tax benefits at December 31, 2021, including interest and penalties, was $2.0 million, of which $2.0 million would favorably impact our effective tax rate if recognized. At December 31, 2021, $1.0 million of the total liability was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet. As of December 31, 2022 and 2021, we had accrued $336,000 and $322,000 respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2022, 2021 and 2020, our liability for unrecognized tax benefit was increased (decreased) for interest and penalties by $14,000, $46,000, and $(90,000), respectively. We estimate it is reasonably possible that within the next 12 months the total liability for unrecognized tax benefits may decrease, including expirations related to statutes of limitation, up to $109,000.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Unrecognized tax benefits, opening balance	$1,635	$1,674	$2,161
Gross increases (decreases) in tax positions taken in a prior year	(10)	82	115
Gross increases in tax positions taken in the current year	294	316	283
Lapse of applicable statute of limitations	(343)	(437)	(885)
Unrecognized tax benefits, ending balance	$1,576	$1,635	$1,674

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

7.ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Payroll and related liabilities	$58,620	$59,435
Current portion of contingent liabilities	15,813	34,735
Advances from employees	165	201
Accrued rebates payable	10,925	11,271
Accrued legal settlement	1,000	18,250
Other accrued expenses	36,666	35,122

Total	$123,189	$159,014

8.REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Principal balances outstanding under our long-term debt obligations as of December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Term loans	$124,688	$133,125
Revolving credit loans	73,500	110,000
Less unamortized debt issuance costs	(179)	(290)
Total long-term debt	198,009	242,835
Less current portion	11,250	8,438
Long-term portion	$186,759	$234,397

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

As of December 31, 2022, we believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement.

As of December 31, 2022, we had outstanding borrowings of $198.2 million and issued letter of credit guarantees of $3.2 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $523 million, based on the leverage ratio required pursuant to the Third Amended Credit Agreement. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap (see Note 9) and a variable floating rate of 5.38% on $123.2 million. Our interest rate as of December 31, 2021 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 1.10% on $168.1 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin.

Certain of the interest rates applicable to our Third Amended Credit Agreement, and applicable to hedging instruments we have purchased to offset interest rate risk under our Third Amended Credit Agreement, are LIBOR-based. We anticipate replacement rates will be identified, as provided for in our Third Amended Credit Agreement, as LIBOR-based rates become unavailable.

Future Payments

Future minimum principal payments on our long-term debt as of December 31, 2022, are as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
2023	$11,250
2024	186,938
Total future minimum principal payments	$198,188

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

At December 31, 2022 and 2021, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swap at December 31, 2022 was an asset of $3.4 million, partially offset by $0.8 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2021 was a liability of $1.4 million, partially offset by $0.4 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of December 31, 2022 and 2021, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $87.8 million and $123.0 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of December 31, 2022 and 2021, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $92.4 million and $86.0 million, respectively.

Balance Sheet Presentation of Derivatives. As of December 31, 2022 and 2021, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Interest rate swaps	Other assets (long-term)	$3,444	$—
Foreign currency forward contracts	Prepaid expenses and other assets	3,215	1,326
Foreign currency forward contracts	Other assets (long-term)	56	179

(Liabilities)
Interest rate swaps	Other long-term obligations	—	(1,447)
Foreign currency forward contracts	Accrued expenses	(1,509)	(2,288)
Foreign currency forward contracts	Other long-term obligations	(531)	(502)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,512	$736

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,946)	(856)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income ("OCI") in our consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	Year Ended December 31,
Derivative instrument	2022	2021	2020
Interest rate swaps	$4,879	$1,402	$(6,131)
Foreign currency forward contracts	6,263	(1,521)	(5,516)

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on AOCI and net earnings in our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated balance sheets (in thousands):

	Consolidated Statements			Amount of Gain/(Loss)
	of Income			reclassified from AOCI
	Year Ended December 31,			Year ended December 31,
Location in statements of income	2022	2021	2020	2022	2021	2020
Interest expense	$(6,339)	$(5,261)	$(9,994)	$(12)	$(1,509)	$(872)
Revenue	1,150,981	1,074,751	963,875	3,583	(5,592)	36
Cost of sales	(631,882)	(589,418)	(562,698)	(1,436)	1,017	(1,288)

As of December 31, 2022, $2.7 million or $2.1 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of December 31, 2022, $2.3 million, or $1.8 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income (loss) for the years presented (in thousands):

		Year ended December 31,
Derivative Instrument	Location in statements of income	2022	2021	2020
Foreign currency forward contracts	Other income (expense) — net	$1,420	$(1,598)	$(2,190)

See Note 15 for additional information about our derivatives.

10.COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution centers, office space, equipment, vehicles, and land. See Note 17 for disclosures regarding these operating leases.

Royalties. As of December 31, 2022, we had entered into a number of agreements to license or acquire rights to certain intellectual property which require us to make royalty payments during the term of the agreements generally based on a percentage of sales. During the years ended December 31, 2022, 2021 and 2020, total royalty expense approximated $7.3 million, $7.6 million and $7.1 million, respectively, and is recorded in cost of sales on the consolidated statement of income (loss). Minimum contractual commitments under royalty agreements to be paid within twelve months of December 31, 2022 were not significant. See Note 15 for discussion of future royalty commitments related to acquisitions.

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

Shareholder Derivative Action

On June 3, 2021, Steffen Maute filed a complaint, derivatively on behalf of Merit, against Merit (as a nominal defendant), our Chief Executive Officer, our Chief Financial Officer, our former President of EMEA and certain of our directors in the United States District Court for the District of Utah (Case No. 2:21-cv-00346-DBP). The derivative complaint alleged that the individual defendants violated their fiduciary duties owed to Merit and were unjustly enriched at the expense of and to the detriment of Merit between February 2019 and October 2019, and sought unspecified damages, costs, and professional fees. Following mediation, the parties negotiated an agreement to settle the dispute, which, among other provisions, provides for the release of all claims against Merit and the other defendants in exchange for Merit’s undertaking to implement certain corporate governance revisions and pay attorneys fees and expenses in the amount of $1.0 million. On February 16, 2023, the court held a hearing and announced approval of the settlement, which has the effect of resolving all claims arising from the litigation. The expense associated with the settlement has been reflected in our financial results reported for the year ended December 31, 2022.

SEC Inquiry

We have received requests from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China. We are cooperating with the requests and investigating the matter and, at this time, are unable to predict the scope, timing, significance or outcome of this matter.

It is possible that the ultimate resolution of the foregoing matter, or similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity. Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

11.EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except per share amounts):

	2022	2021	2020
Net income (loss)	$74,516	$48,454	$(9,843)
Average common shares outstanding	56,806	56,145	55,434
Basic EPS	$1.31	$0.86	$(0.18)

Average common shares outstanding	56,806	56,145	55,434
Effect of dilutive stock awards	865	1,214	—
Total potential shares outstanding	57,671	57,359	55,434
Diluted EPS	$1.29	$0.84	$(0.18)

Equity awards excluded as the impact was anti-dilutive (1)	1,438	799	4,216
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTIONS AND WARRANTS

Our stock-based compensation primarily consists of the following plans:

2018 Long-Term Incentive Plan. In June 2018, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan, which was subsequently amended effective December 14, 2018 (the “2018 Incentive Plan”) to supplement the Merit Medical Systems, Inc. 2006 Long-Term Incentive plan (the "2006 Incentive Plan"). The 2018 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards (including performance stock units). Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options typically vest on an annual basis over a three to five-year life with a contractual life of seven years. As of December 31, 2022, a total of 2,817,861 shares remained available to be issued under the 2018 Incentive Plan.

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted, and our shareholders approved, the 2006 Incentive Plan. As of December 31, 2022, the 2006 Incentive Plan was no longer being used for new equity award grants. However, as of December 31, 2022, options granted under this plan were still outstanding, vesting, and being exercised and will continue to be outstanding until the vesting periods end and the terms of the equity awards expire.

Employee Stock Purchase Plan. We have a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2026. As of December 31, 2022, the total number of shares of common stock that remained available to be issued under our non-qualified plan was 102,739 shares. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the common stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Cost of sales
Nonqualified stock options	$1,606	$1,476	$1,357
Research and development
Nonqualified stock options	1,789	1,343	1,157
Selling, general and administrative
Nonqualified stock options	7,305	6,678	7,332
Performance-based restricted stock units	3,509	3,525	2,829
Restricted stock units	1,836	1,557	758
Cash-settled performance-based share-based awards ("Liability Awards")	1,997	1,511	906
Total selling, general and administrative	14,647	13,271	11,825

Stock-based compensation expense before taxes	$18,042	$16,090	$14,339

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

As of December 31, 2022, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $20.4 million and is expected to be recognized over a weighted average period of 2.1 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.4% - 4.3%	0.5% - 1.1%	0.3% - 1.7%
Expected option term	4.0 years	4.0 years	4.0 - 5.0 years
Expected dividend yield	—	—	—
Expected price volatility	46.2% - 47.5%	46.1% - 46.7%	38.7% - 45.1%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined based upon the historical volatility for our stock. We recognize compensation expense for options on a straight-line basis over the service period, which corresponds to the vesting period. During the years ended December 31, 2022, 2021 and 2020, approximately 251,000, 716,000 and 329,000 nonqualified stock option grants were made, respectively, for a total fair value of $6.3 million, $17.5 million and $4.5 million.

The table below presents information related to stock option activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Total intrinsic value of stock options exercised	$27,110	$36,086	$11,733
Cash received from stock option exercises	18,952	20,194	5,481
Excess tax benefit from the exercise of stock options	3,423	5,571	1,815

Changes in stock options for the year ended December 31, 2022, consisted of the following (shares and intrinsic value in thousands):

	Number	Weighted Average	Remaining Contractual	Intrinsic
	of Shares	Exercise Price	Term (in years)	Value
Beginning balance	3,640	$44.70
Granted	251	63.69
Exercised	(703)	28.58
Forfeited/expired	(111)	53.16
Outstanding at December 31	3,077	49.62	3.51	$64,634
Exercisable	1,792	43.50	2.61	48,595
Ending vested and expected to vest	3,013	49.37	3.47	64,026

The weighted average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $24.98, $24.38 and $13.70, respectively.

Stock-Settled Performance-Based Restricted Stock Units (“PSUs”) and Time-Vested Restricted Stock Units (“RSUs”)

Since 2020, we have granted PSUs to certain of our executive officers. Conversion of PSUs occurs at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The conversion ratio is based upon attaining targeted levels of free cash flow (“FCF”) and relative shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. In 2020, our Board of Directors amended PSUs granted in 2020 with a one-year performance period to adjust the performance targets and reduce the maximum FCF multiplier to 100% for the one-year awards, which lowered the potential shares of our common stock to be granted pursuant to the one-year awards by 25,415 shares. We accounted for this amendment in accordance with ASC 718 as a “Type I” modification.

The payout for each PSU is equal to one share of common stock multiplied by a FCF multiplier (between 50% and 100% in the case of the 2020 one-year awards, as amended, or 50% and 200% in the case of all other PSU awards) and a rTSR multiplier (between 75% and 125%). PSUs convey no shareholder rights unless and until shares are issued in settlement of the award. We use Monte-Carlo simulations to estimate the grant-date fair value of the PSUs linked to total shareholder return. Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the level of FCF that is expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual level of FCF achieved.

We grant RSUs to our non-employee directors, which are subject to continued service through the vesting date, which is one year from the date of grant. The expense recognized for RSUs is equal to the closing stock price on the date of grant, which is recognized over the vesting period.

Changes in PSUs and RSUs for the year ended December 31, 2022, consisted of the following:

	PSUs			RSUs
			Weighted Average		Weighted Average
	Stock Units		Grant Date	Stock Units	Grant Date
	(In Thousands)	(1)	Fair Value	(In Thousands)	Fair Value
Beginning nonvested balance	163		$53.71	26	$61.77
Granted	97		64.54	31	59.02
rTSR adjustment	8	(2)	65.03	—	—
Vested	(44)		65.03	(26)	61.77
Forfeited	(45)		60.81	—	—
Nonvested balance at December 31	179		65.20	31	59.02
(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier. The actual number of shares which vest is determined based on the satisfaction of performance conditions and the application of an rTSR multiplier between 75% and 125%.
(2)	Represents the application of an rTSR multiplier of 125% to awards vested in 2022 based on the performance of our common stock and the terms of the awards.

The following table summarizes PSUs and RSUs granted during the years ended December 31, 2022, 2021, and 2020 (units and shares in thousands):

	2022	2021	2020
PSUs
Target units granted	48	52	61
Maximum units granted (1)	97	103	102	(3)
Maximum potential shares (1)(2)	121	129	127	(3)
Weighted average grant date fair value	$64.54	$61.39	$43.63
RSUs
Units granted	31	26	34
Weighted average grant date fair value	$59.02	$61.77	$42.98
(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier.
(2)	Includes the impact of the maximum potential rTSR multiplier of 125%.
(3)	Includes the impact of the 2020 amendment which reduced the maximum FCF multiplier for one-year awards from 200% to 100%.

During the years ended December 31, 2022 and 2021, there were approximately 44,000 and 26,000 shares, respectively, that vested under PSUs, prior to the reduction of shares withheld to satisfy tax withholding obligations. Vested shares were calculated based upon achievement of the maximum performance multiplier, as amended, of 200% and 100% for 2022 and 2021, respectively, and an rTSR multiplier of 125%. There were no shares that vested under PSUs during the year ended December 31, 2020. During the years ended December 31, 2022 and 2021, there were approximately 26,000 and 34,000 shares, respectively, that vested under RSUs. There were no shares that vested under RSUs during the year ended December 31, 2020.

The fair value of each PSU was estimated as of the grant date using the following assumptions for awards granted in the years ended December 31, 2022 and 2021:

	2022	2021
Risk-free interest rate	1.6% - 2.7%	0.1% - 0.3%
Performance period	2.6 - 2.8 years	1.8 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	38.5% - 42.6%	43.7% - 49.3%

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

As of December 31, 2022, the total remaining unrecognized compensation cost related to stock-settled performance stock units and restricted stock units, net of expected forfeitures, was $4.7 million and $0.7 million, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 0.4 years, respectively.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the years ended December 31, 2022, 2021 and 2020, we granted liability awards to certain executive officers. These awards entitle them to cash payments equal to a total target cash incentive of $1.0 million, $1.0 million, and $1.0 million, respectively, multiplied by rTSR and FCF multipliers, as defined in the award agreements. In 2020, our Board of Directors amended the liability awards with a one-year performance period. The potential maximum payout of these liability awards is 125% of the target cash incentive for the 2020 one-year award, as amended, and 250% of the target cash incentive for all other liability awards, resulting in a total potential maximum payout of $2.5 million and $2.5 million for liability awards granted during the years ended December 31, 2022 and 2021, respectively. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheet. The fair value of these awards is remeasured at each reporting period until the awards are settled. As of December 31, 2022, our recorded liabilities associated with these awards was $3.2 million, and we had remaining unrecognized compensation cost related to cash-settled performance-based share-based awards of $1.9 million, which is expected to be recognized over a weighted average period of 1.7 years. During 2022 and 2021, we paid $833,000 and $417,000, respectively, in connection with liability awards, and no awards were forfeited. There were no liability awards vested or forfeited in the year ended December 31, 2020.

13.SEGMENT REPORTING AND FOREIGN OPERATIONS

We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. We evaluate the performance of our operating segments based on net sales and operating income (loss). See Note 2 to our consolidated financial statements set forth in Item 8 of this report for a detailed breakout of our sales by operating segment and product category, disaggregated between domestic and international sales.

During the years ended December 31, 2022, 2021 and 2020, we had international sales of $500.4 million, $465.9 million and $413.8 million, respectively, or 43%, 43% and 43%, respectively, of net sales. Our largest international markets include China, Japan, Germany, France and the United Kingdom, with China representing our most significant international sales market with sales of $149.3 million, $138.2 million, and $113.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. International sales are attributed based on location of the customer receiving the product.

Our long-lived assets (which are comprised of our net property and equipment) by geographic area at December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
United States	$281,290	$275,311	$277,643
Ireland	40,749	39,863	42,951
Other foreign countries	60,937	56,484	62,134
Total	$382,976	$371,658	$382,728

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Net sales
Cardiovascular	$1,118,224	$1,043,227	$934,202
Endoscopy	32,757	31,524	29,673
Total net sales	1,150,981	1,074,751	963,875

Income (loss) from operations
Cardiovascular	80,946	53,415	(7,042)
Endoscopy	6,617	7,501	5,480
Total income (loss) from operations	87,563	60,916	(1,562)

Total other expense — net	(4,934)	(6,999)	(11,669)
Income tax expense (benefit)	8,113	5,463	(3,388)

Net income (loss)	$74,516	$48,454	$(9,843)

Total assets by operating segment at December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Cardiovascular	$1,652,145	$1,635,676	$1,654,866
Endoscopy	11,821	12,618	9,530
Total	$1,663,966	$1,648,294	$1,664,396

Total depreciation and amortization by operating segment for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Cardiovascular	$80,777	$83,000	$93,160
Endoscopy	1,027	1,066	910
Total	$81,804	$84,066	$94,070

Total capital expenditures for property and equipment by operating segment for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	2022	2021	2020
Cardiovascular	$44,925	$27,557	$45,803
Endoscopy	104	382	185
Total	$45,029	$27,939	$45,988

14.EMPLOYEE BENEFIT PLANS

We have defined contribution plans covering all U.S. full-time adult employees and certain of our foreign employees. Our contributions to these plans are discretionary in certain countries, including the U.S. In September 2019, we ceased discretionary contributions to certain of our defined contribution plans and subsequently reinstated those contributions in May 2021. Total expense for contributions made to these plans for the years ended December 31, 2022, 2021 and 2020 was $7.7 million, $6.5 million and $3.9 million, respectively.

15.FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2022 and 2021, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$138	$138	$—	$—
Interest rate contract asset, long-term (2)	$3,444	$—	$3,444	$—
Foreign currency contract assets, current and long-term (3)	$4,783	$—	$4,783	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,986)	$—	$(3,986)	$—
Contingent consideration liabilities	$(18,073)	$—	$—	$(18,073)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Interest rate contract liability, long-term (2)	$(1,447)	$—	$(1,447)	$—
Foreign currency contract assets, current and long-term (3)	$2,241	$—	$2,241	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,646)	$—	$(3,646)	$—
Contingent consideration liabilities	$(48,234)	$—	$—	$(48,234)
(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid and other assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. Contingent consideration liabilities are re-measured to fair value at each reporting period, with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income (loss). We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the years ended December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Beginning balance	$48,234	$55,750
Contingent consideration expense	4,610	3,161
Contingent payments made	(34,762)	(10,665)
Effect of foreign exchange	(9)	(12)
Ending balance	$18,073	$48,234

As of December 31, 2022, $2.3 million in contingent consideration liability was included in other long-term obligations and $15.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. As of December 31, 2021, $13.5 million in contingent consideration liability was included in other long-term obligations and $34.7 in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities.

Cash payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $1.8 million for the year ended December 31, 2022 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities includes the following significant unobservable inputs at December 31, 2022 and 2021 (amounts in thousands):

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,097	Discounted cash flow	Discount rate	14% - 17%	15.7%
			Projected year of payments	2023-2034	2026

Revenue milestones contingent liability	$13,064	Monte Carlo simulation	Discount rate	5.1% - 14.0%	5.2%
			Projected year of payments	2023-2033	2023

Regulatory approval contingent liability	$2,912	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	90%
			Projected year of payment	2023-2030	2024
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2021	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,870	Discounted cash flow	Discount rate	13% - 16%	14.7%
			Projected year of payments	2022-2034	2026

Revenue milestones contingent liability	$41,671	Monte Carlo simulation	Discount rate	7.5% - 12.5%	8.2%
			Projected year of payments	2022-2031	2022

Regulatory approval contingent liability	$3,693	Scenario-based method	Discount rate	2.6%
			Probability of milestone payment	80%
			Projected year of payment	2024-2025	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties. During the years ended December 31, 2022 and 2020, we made contingent payments of approximately $1.6 million and $800,000 to a former director of Merit and former shareholder of Cianna Medical which we acquired in 2018. We made no such payments in 2021. In 2023, the Company expects to make additional payments consistent with prior years. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a director of Merit. As a former shareholder of Cianna Medical, the former Merit director may be eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical.

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

Intangible Assets. During the years ended December 31, 2022, 2021 and 2020, we had losses of $1.7 million, $1.6 million and $28.7 million, respectively, related to certain acquired intangible assets (see Note 5).

Right of Use Operating Lease Assets. We identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded impairment losses during the years ended December 31, 2021 and 2020 of $1.4 million and $1.5 million, respectively, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment losses were driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease asset and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes include an increase in the anticipated time to identify a lessee, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the property. The ROU operating lease asset impairment losses pertained to our cardiovascular segment. We had no such losses during the year ended December 31, 2022.

Property and Equipment. During the year ended December 31, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment. During the year ended December 31, 2020, we had losses of $359,000 related to the measurement of certain property and equipment measured at fair value based on restructuring activities associated with the suspension of our distribution agreement with NinePoint, which pertained to our endoscopy segment. We had no such losses during the year ended December 31, 2022.

Equity Investments, Purchase Options and Notes Receivable. During the year ended December 31, 2022, we recognized $0.5 million of impairment expense related to our equity method investment in XableCath, as business ceased operations. During the year ended December 31, 2020, we recognized $2.5 million of impairment expense related to our equity method investment in the 19.5 percent ownership in preferred shares of Fusion Medical, Inc. (“Fusion”) due to uncertainty about future product development and commercialization associated with the technologies and a charge of $3.5 million related to Bluegrass Vascular due to our decision not to exercise our option to purchase the company. We had no such losses during the year ended December 31, 2021. Our equity investments in privately held companies were $15.6 million and $14.7 million at December 21, 2022 and 2021, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $2.4 million and $2.3 million, as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an allowance for current expected credit losses of $281,000 and $199,000, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities. During the year ended December 31, 2021, we collected $2.8 million from Bluegrass Vascular Technologies, Inc. pursuant to the terms of a note receivable, which represents the entire principal balance and all accrued interest payable pursuant to that note.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Beginning balance	$199	$730
Provision for credit loss expense	82	(531)
Ending balance	$281	$199

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
January 1, 2020	$218	(5,512)	(5,294)

Other comprehensive income (loss)	(11,647)	7,786	(3,861)
Income taxes	2,365	(786)	1,579
Reclassifications to:
Revenue	(36)		(36)
Cost of sales	1,288		1,288
Interest expense	872		872
Net other comprehensive income (loss)	(7,158)	7,000	(158)

December 31, 2020	(6,940)	1,488	(5,452)

Other comprehensive income (loss)	(119)	(7,704)	(7,823)
Income taxes	(1,489)	689	(800)
Reclassifications to:
Revenue	5,592		5,592
Cost of sales	(1,017)		(1,017)
Interest expense	1,509		1,509
Net other comprehensive income (loss)	4,476	(7,015)	(2,539)

December 31, 2021	(2,464)	(5,527)	(7,991)

Other comprehensive income (loss)	11,142	(10,491)	651
Income taxes	(2,177)	102	(2,075)
Reclassifications to:
Revenue	(3,583)		(3,583)
Cost of sales	1,436		1,436
Interest expense	12		12
Net other comprehensive income (loss)	6,830	(10,389)	(3,559)

December 31, 2022	$4,366	$(15,916)	$(11,550)

17.LEASES

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms ranging from less than one year to approximately 27 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate ROU assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of December 31, 2022 recorded on our consolidated balance sheet are related to our cardiovascular segment.

From time to time, we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the years ended December 31, 2022, 2021 and 2020 was not significant.

The following was included in our consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Assets
ROU operating lease assets	$65,262	$65,913

Liabilities
Short-term operating lease liabilities	$11,005	$10,668
Long-term operating lease liabilities	59,736	61,526
Total operating lease liabilities	$70,741	$72,194

We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Net lease cost for the years ended December 31, 2022, 2021 and 2020 was $13.8 million, $15.9 million, and $16.7 million, respectively. The components of lease costs for the years ended December 31, 2022, 2021 and 2020 were as follows, in thousands:

Lease Cost	Classification	2022	2021	2020
Operating lease cost (a)	Selling, general and administrative expenses	$14,219	$16,013	$16,735
Sublease (income) (b)	Selling, general and administrative expenses	(409)	(75)	(15)
Net lease cost		$13,810	$15,938	$16,720

(a)	Includes expense related to short-term leases and variable payments, which were not significant.

(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 was as follows, in thousands:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$13,710	$14,970	$15,059
Right-of-use assets obtained in exchange for lease obligations	$11,130	$1,524	$10,938

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2022, 2021 and 2020, our lease agreements had the following remaining lease term and discount rates:

	2022	2021	2020
Weighted average remaining lease term	10.4 years	11.4 years	11.5 years
Weighted average discount rate	3.4%	3.4%	3.3%

As of December 31, 2022, maturities of operating lease liabilities were as follows, in thousands:

Year ended December 31,	Amounts due under operating leases
2023	$12,638
2024	11,554
2025	8,941
2026	7,523
2027	5,944
Thereafter	37,983
Total lease payments	84,583
Less: Imputed interest	(13,842)
Total	$70,741

As of December 31, 2022, we had additional operating leases for office space that had not yet commenced. These leases will commence during 2023 and are not deemed material.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the criteria discussed above and our management’s assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

February 24, 2023

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2022, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedules.

—	Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Balance at	Additions Charged to		Balance at
Allowance for Credit Losses:	Beginning of Year	Costs and Expenses (a)	Deduction (b)	End of Year
2020	$(3,108)	$(3,115)	$910	$(5,313)
2021	$(5,313)	$(2,678)	$1,224	$(6,767)
2022	$(6,767)	$(1,858)	$202	$(8,423)
(a)	We record a bad debt provision based upon historical bad debt experience, current economic conditions, expectations of future economic conditions, and management’s evaluation of our ability to collect individual outstanding balances.

(b)	When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for uncollectible accounts.

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Balance at	Additions Charged to		Balance at
Tax Valuation Allowance:	Beginning of Year	Costs and Expenses (a)	Deduction	End of Year
2020	$(4,644)	$(5,569)	$-	$(10,213)
2021	$(10,213)	$(573)	$-	$(10,786)
2022	$(10,786)	$(2,741)	$-	$(13,527)
(a)	We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Index to Exhibits

2.1

Agreement and Plan of Merger, dated October 1, 2018, by and among Merit Medical Systems, Inc., CMI Transaction Co., Cianna Medical, Inc. and Fortis Advisors LLC, as the Securityholder’s Representative *

2.2	Asset Purchase Agreement, dated December 14, 2018, by and among Merit Medical Systems, Inc., Vascular Insights, LLC and VI Management, Inc.*

3.1	Amended and Restated Articles of Incorporation dated May 31, 2018*

3.2	Third Amended and Restated Bylaws dated May 31, 2018*

4.1	Specimen Certificate of the Common Stock*

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Merit Medical Systems, Inc. 2006 Long Term Incentive Plan, dated*†

10.2	First Amendment to the Merit Medical Systems 2006 Long-Term Incentive Plan, dated May 31, 2007*†

10.3	Lease Agreement dated as of June 8, 1993 for office and manufacturing facility*

10.4	Amended and Restated Deferred Compensation Plan, dated January 1, 2004*†

10.5	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008*†

10.6	Second Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan made and adopted effective May 31, 2009*†

10.7	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan made and adopted effective May 31, 2009*†

10.8	First Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective September 19, 2010*†

10.9	Second Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated November 29, 2010 *†

10.10	Third Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective October 1, 2010*†

10.11	Fourth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2011*†

10.12	Fifth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 28, 2012*†

10.13	Sixth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2013.*†

10.14	Seventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 10, 2014*†

10.15	Eighth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 29, 2014*†

10.16

Second Amended and Restated Credit Agreement dated as of July 6, 2016 by and among Merit Medical Systems, Inc., Wells Fargo Bank, National Association, Well Fargo Securities, LLC and the lenders named therein*

10.17	Form of Employment Agreement, dated May 26, 2016 between the Company and each of the following individuals: Joseph C. Wright, and Brian G. Lloyd*†

10.18	Employment Agreement, dated May 26, 2016 between the Company and Fred P. Lampropoulos*†

10.19	Third Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan dated February 13, 2015*†

10.20	Merit Medical Systems, Inc., Restatement of the 1996 Employee Stock Purchase Plan dated July 1, 2000*†

10.21	First Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 1, 2001*†

10.22	Second Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated January 1, 2006*†

10.23	Third Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 7, 2006*†

10.24	Fourth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated February 13, 2015*†

10.25	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021*†

10.26	First Amendment to Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Fred P. Lampropoulos as of the 11th day of December, 2017*†

10.27	Form of First Amendment to Employment Agreement for each of Joseph C. Wright, and Brian G. Lloyd*†

10.28	First Amendment to Lease Agreement dated May 22, 2017 for office and manufacturing facility*

10.29	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective May 24, 2018*†

10.30	First Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective December 14, 2018*†

10.31	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021*†

10.32	Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Raul Parra as of the 1st day of August, 2018.*†

10.33	Merit Medical Systems, Inc. 2019 Executive Bonus Plan, dated January 1, 2019*†

10.34	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated August 1, 2016*†

10.35	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2017*†

10.36	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2019*†

10.37	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 1, 2018*†

10.38

Third Amended and Restated Credit Agreement entered into by and among Merit Medical Systems, Inc., Wells Fargo Bank National Association and the lenders and subsidiary guarantors named therein, dated July 9, 2019*

10.39	Thirteenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective January 1, 2019*†

10.40	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.41

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Joseph C. Wright, and Brian G. Lloyd. *†

10.42	First Amendment to the Merit Medical Systems, Inc. 2019 Executive Bonus Plan, effective June 22, 2020 *†

10.43

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

10.44	Corporate Integrity Agreement, dated October 13, 2020, by and between the OIG-HHS and the Company.*

10.45

Form of Indemnification Agreement, dated October 24, 2020, between the Company and each of the following individuals: A. Scott Anderson, F. Ann Millner, Ed. D., Lynne N. Ward, and Thomas J. Gunderson *†

10.46	Form of Indemnification Agreement, dated October 24, 2020, between the Company and each of the following individuals: Lonny J. Carpenter, David K. Floyd, and James T. Hogan *†

10.47	Form of Indemnification Agreement between the Company and each executive officer. *†

10.48	Indemnification Agreement, dated as of June 17, 2021, between the Company and Stephen C. Evans.*†

10.49	Form of Indemnification Agreement, dated as of May 19, 2022, between the Company and each of Laura Kaiser and Michael McDonnell.*†

10.50	Employment Agreement between the Company and Michel J. Voigt, dated December 11, 2020*†

10.51	Employment Agreement between the Company and Neil Peterson, dated May 19, 2022†

10.52	Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.53	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.54

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.55

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.56	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.57	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Raul Parra.*†

10.58

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.59	Performance Stock Unit Award Agreement (Three Year Performance Period), dated May 19, 2022, by and between Merit Medical Systems, Inc. and Neil Peterson.*†
10.60

Form of Restricted Stock Unit Award Agreement, dated May 24, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, James T. Hogan, Thomas J. Gunderson, Laura s. Kaiser, Michael R. McDonnell, F. Ann Millner, and Lynne N. Ward.†

10.61	Second Amendment to Lease Agreement dated March 10, 2022 for office and manufacturing facility.

10.62	Deferred Compensation Plan for Non-Employee Directors.*†
21	Subsidiaries of Merit Medical Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101

The following materials from the Merit Medical Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
(c)	Schedules:

None

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on February 24, 2023.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos	(Principal executive officer)

/s/: RAUL PARRA	Chief Financial Officer and Treasurer
Raul Parra	(Principal financial and accounting officer)

/s/: A. SCOTT ANDERSON	Director
A. Scott Anderson

/s/: LONNY J. CARPENTER	Director
Lonny J. Carpenter

/s/: STEPHEN C. EVANS	Director
Stephen C. Evans /s/: DAVID K. FLOYD	Director
David K. Floyd /s/: THOMAS J. GUNDERSON	Director
Thomas J. Gunderson

/s/: JAMES T. HOGAN	Director
James T. Hogan
/s/: LAURA S. KAISER	Director
Laura S. Kaiser

/s/: MICHAEL R. MCDONNELL	Director
Michael R. McDonnell

/s/: F. ANN MILLNER	Director
F. Ann Millner /s/: LYNNE N. WARD	Director
Lynne N. Ward