Form 10-Q
period 2023-03-31
MERIT MEDICAL SYSTEMS INC
filed 2023-04-28
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of April 26, 2023
Common Stock, no par	57,493,643

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2023	2022
	(unaudited)
Current assets:
Cash and cash equivalents	$57,945	$58,408
Trade receivables — net of allowance for credit losses — 2023 — $8,248 and 2022 — $8,423	170,182	164,677
Other receivables	14,559	12,992
Inventories	289,581	265,991
Prepaid expenses and other current assets	19,961	22,324
Prepaid income taxes	3,920	3,913
Income tax refund receivables	1,069	779
Total current assets	557,217	529,084

Property and equipment:
Land and land improvements	26,017	25,940
Buildings	189,947	189,148
Manufacturing equipment	303,547	299,089
Furniture and fixtures	64,762	61,128
Leasehold improvements	50,826	49,673
Construction-in-progress	63,786	61,269
Total property and equipment	698,885	686,247
Less accumulated depreciation	(311,435)	(303,271)
Property and equipment — net	387,450	382,976

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2023 — $285,008 and 2022 — $274,570	227,203	237,522
Other — net of accumulated amortization — 2023 — $71,742 and 2022 — $69,780	36,681	38,350
Goodwill	360,291	359,821
Deferred income tax assets	6,665	6,599
Right-of-use operating lease assets	62,881	65,262
Other assets	45,721	44,352
Total other assets	739,442	751,906

Total assets	$1,684,109	$1,663,966

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022
	(unaudited)
Current liabilities:
Trade payables	$65,588	$68,504
Accrued expenses	119,197	123,189
Current portion of long-term debt	11,250	11,250
Short-term operating lease liabilities	10,898	11,005
Income taxes payable	9,019	6,697
Total current liabilities	215,952	220,645

Long-term debt	186,423	186,759
Deferred income tax liabilities	18,478	18,462
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	15,868	15,264
Deferred credits	1,682	1,708
Long-term operating lease liabilities	57,893	59,736
Other long-term obligations	13,899	14,736
Total liabilities	512,454	519,569

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of March 31, 2023 - 57,472 and December 31, 2022 - 57,306	681,108	675,174
Retained earnings	501,476	480,773
Accumulated other comprehensive loss	(10,929)	(11,550)
Total stockholders’ equity	1,171,655	1,144,397

Total liabilities and stockholders’ equity	$1,684,109	$1,663,966

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$297,565	$275,415
Cost of sales	159,203	154,508
Gross profit	138,362	120,907

Operating expenses:
Selling, general and administrative	90,144	84,015
Research and development	21,314	17,387
Impairment charges	—	1,672
Contingent consideration expense	521	2,600
Total operating expenses	111,979	105,674

Income from operations	26,383	15,233

Other income (expense):
Interest income	131	104
Interest expense	(2,011)	(1,002)
Other income (expense) — net	997	(164)
Total other expense — net	(883)	(1,062)

Income before income taxes	25,500	14,171

Income tax expense	4,797	3,626

Net income	$20,703	$10,545

Earnings per common share
Basic	$0.36	$0.19
Diluted	$0.36	$0.18

Weighted average shares outstanding
Basic	57,352	56,593
Diluted	58,183	57,531

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$20,703	$10,545
Other comprehensive income (loss):
Cash flow hedges	(1,691)	2,907
Income tax benefit (expense)	406	(712)
Foreign currency translation adjustment	1,925	(793)
Income tax expense	(19)	(64)
Total other comprehensive income	621	1,338
Total comprehensive income	$21,324	$11,883

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	$681,108	$501,476	$(10,929)	$1,171,655

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	$646,370	$416,802	$(6,653)	$1,056,519

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,703	$10,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,537	20,466
Loss on sale or abandonment of property and equipment	207	94
Write-off of certain intangible assets and other long-term assets	—	1,672
Amortization of right-of-use operating lease assets	2,662	2,584
Adjustments related to contingent consideration liabilities	521	2,600
Amortization of deferred credits	(26)	(27)
Amortization of long-term debt issuance costs	151	151
Stock-based compensation expense	3,969	4,642
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(4,880)	(3,851)
Other receivables	(1,465)	5,854
Inventories	(22,974)	(9,177)
Prepaid expenses and other current assets	1,386	(1,307)
Income tax refund receivables	(270)	196
Other assets	(79)	833
Trade payables	(2,963)	2,670
Accrued expenses	(3,571)	(23,508)
Income taxes payable	2,658	1,147
Deferred compensation payable	605	(1,307)
Operating lease liabilities	(2,237)	(2,841)
Other long-term obligations	(389)	574
Total adjustments	(6,158)	1,465
Net cash, cash equivalents, and restricted cash provided by operating activities	14,545	12,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(12,785)	(9,526)
Intangible assets	(271)	(342)
Proceeds from the sale of property and equipment	200	—
Cash paid in acquisitions, net of cash acquired	(2,000)	—
Net cash, cash equivalents, and restricted cash used in investing activities	$(14,856)	$(9,868)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$4,028	$1,641
Proceeds from issuance of long-term debt	49,687	80,524
Payments on long-term debt	(50,052)	(70,899)
Contingent payments related to acquisitions	(2,568)	(24,491)
Payment of taxes related to an exchange of common stock	(1,592)	(1,015)
Net cash, cash equivalents, and restricted cash used in financing activities	(497)	(14,240)
Effect of exchange rates on cash, cash equivalents, and restricted cash	376	111
Net decrease in cash, cash equivalents and restricted cash	(432)	(11,987)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	60,558	67,750
End of period	$60,126	$55,763

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	57,945	53,875
Restricted cash reported in prepaid expenses and other current assets	2,181	1,888
Total cash, cash equivalents and restricted cash	$60,126	$55,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $311 and $126, respectively)	$2,002	$993
Income taxes	2,467	2,411

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,587	$2,442
Acquisition purchases in other long-term obligations	3,596	—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	87	1,404

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2023 and 2022 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2023 and December 31, 2022, and our results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report on Form 10-K”).

2.   Recently Issued Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. ASU 2020-04 and ASU 2021-01 were effective as of March 12, 2020; ASU 2022-06 was effective upon its issuance in December 2022. The provisions of these updates may be applied prospectively to transactions through December 31, 2024, when reference rate reform activity is expected to be completed. As of March 31, 2023, we had not modified any contracts as a result of reference rate reform.

We currently believe that all other issued and not yet effective accounting standards are not materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2022 Annual Report on Form 10-K.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$68,667	$45,116	$113,783	$62,100	43,673	$105,773
Cardiac Intervention	34,305	51,023	85,328	28,549	52,938	81,487
Custom Procedural Solutions	26,799	20,902	47,701	26,555	19,707	46,262
OEM	32,564	8,600	41,164	27,796	5,618	33,414
Total	162,335	125,641	287,976	145,000	121,936	266,936

Endoscopy
Endoscopy Devices	9,025	564	9,589	7,992	487	8,479

Total	$171,360	$126,205	$297,565	$152,992	$122,423	$275,415

4.   Acquisitions. During January 2023, we paid $2.0 million to acquire shares of Series Seed-1 Preferred Stock of Solo Pace Inc. ("Solo Pace"), owner and developer of a temporary external pulse generator and grounding pad with associated remote control module. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because the equity interest does not have a readily determinable fair value and because we are not able to exercise significant influence over the operations of Solo Pace. Our investment in Solo Pace represents an ownership of approximately 19% of its outstanding capital stock.

5. Inventories. Inventories at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$153,275	$147,051
Work-in-process	34,646	29,534
Raw materials	101,660	89,406
Total inventories	$289,581	$265,991

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the three-month period ended March 31, 2023 is detailed as follows (in thousands):

2023
Goodwill balance at January 1	$359,821
Effect of foreign exchange	470
Goodwill balance at March 31	$360,291

Total accumulated goodwill impairment losses aggregated $8.3 million as of March 31, 2023 and December 31, 2022. We did not have any goodwill impairments for the three-month periods ended March 31, 2023 and 2022. The total goodwill balances as of March 31, 2023 and December 31, 2022 were related to our cardiovascular segment.

Other intangible assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,716	$(10,888)	$18,828
Distribution agreements	3,250	(2,766)	484
License agreements	11,119	(7,536)	3,583
Trademarks	30,229	(18,522)	11,707
Customer lists	34,109	(32,030)	2,079
Total	$108,423	$(71,742)	$36,681

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,445	$(10,203)	$19,242
Distribution agreements	3,250	(2,715)	535
License agreements	11,109	(7,250)	3,859
Trademarks	30,221	(17,863)	12,358
Customer lists	34,105	(31,749)	2,356
Total	$108,130	$(69,780)	$38,350

Aggregate amortization expense for the three-month period ended March 31, 2023 and 2022 was $12.3 million and $12.2 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three-month period ended March 31, 2023, we did not identify indicators of impairment in any intangible assets based on our qualitative assessment.

During the three-month period ended March 31, 2022, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our planned divestiture of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited. On April 30, 2022, we completed the divestiture of Fibrovein Holdings Limited, in exchange for the termination of our obligations arising from the acquisition transaction in August 2019 and the purchaser’s agreement to make potential future payments upon a qualifying disposition of the STD Pharmaceutical business. We recorded an impairment charge for the carrying value of $1.7 million of intangible assets during the three months ended March 31, 2022, all of which pertained to our cardiovascular segment.  There were no impairments during the three-month period ended March 31, 2023.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2023 (in thousands):

Estimated Amortization Expense
Remaining 2023	$35,625
2024	44,621
2025	42,715
2026	32,126
2027	29,034

7.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2023 and 2022 was a tax expense of $4.8 million and $3.6 million, respectively, which resulted in an effective tax rate of 18.8% and 25.6%, respectively. The decrease in the effective income tax rate for the three-month period ended March 31, 2023, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as contingent liabilities and deferred compensation, and the increase in the income tax expense when compared to the prior-year period was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loans	$121,875	$124,688
Revolving credit loans	75,948	73,500
Less unamortized debt issuance costs	(150)	(179)
Total long-term debt	197,673	198,009
Less current portion	11,250	11,250
Long-term portion	$186,423	$186,759

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

We believe we were in compliance with all covenants set forth in the Third Amended Credit Agreement as of March 31, 2023.

As of March 31, 2023, we had outstanding borrowings of $197.8 million and issued letter of credit guarantees of $3.2 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $521 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2023 was a fixed rate of 2.71% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9), and a variable floating rate of 5.84% with respect to $122.8 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of March 31, 2023, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2023	$8,438
2024	189,385
Total future minimum principal payments	$197,823

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

On March 31, 2023 and December 31, 2022, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap on March 31, 2023 was an asset of $2.8 million, which was partially offset by ($0.7) million in deferred taxes. The fair value of our interest rate swap on December 31, 2022 was an asset of $3.4 million, partially offset by ($0.8) million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of March 31, 2023 and December 31, 2022, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $98.0 million and $87.8 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of March 31, 2023 and December 31, 2022, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $129.0 million and $92.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2023 and December 31, 2022, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Interest rate swaps	Other assets (long-term)	$2,791	$3,444
Foreign currency forward contracts	Prepaid expenses and other assets	2,397	3,215
Foreign currency forward contracts	Other assets (long-term)	120	56

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,456)	(1,509)
Foreign currency forward contracts	Other long-term obligations	(500)	(531)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,884	$1,512

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,503)	(1,946)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2023	2022	Location in statements of income	2023	2022	2023	2022
Interest rate swaps	$(119)	$2,314	Interest expense	$(2,011)	$(1,002)	$534	$(294)
Foreign currency forward contracts	239	(270)	Revenue	297,565	275,415	1,327	(386)
			Cost of sales	(159,203)	(154,508)	(50)	(183)

As of March 31, 2023, $1.7 million, or $1.3 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2023, $2.3 million, or $1.7 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2023	2022
Foreign currency forward contracts	Other income (expense) — net	$1,059	$(1,112)

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three-month periods ended March 31, 2023 and 2022 consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income	$20,703	$10,545
Average common shares outstanding	57,352	56,593
Basic EPS	$0.36	$0.19

Average common shares outstanding	57,352	56,593
Effect of dilutive stock awards	831	938
Total potential shares outstanding	58,183	57,531
Diluted EPS	$0.36	$0.18

Equity awards excluded as the impact was anti-dilutive (1)	912	1,553
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of sales
Nonqualified stock options	$441	$588
Research and development
Nonqualified stock options	428	486
Selling, general and administrative
Nonqualified stock options	1,370	1,924
Performance-based restricted stock units	815	815
Restricted stock units	444	399
Cash-settled performance-based share-based awards ("Liability Awards")	471	430
Total selling, general and administrative	3,100	3,568

Stock-based compensation expense before taxes	$3,969	$4,642

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the three-month periods ended March 31, 2023 and 2022, we granted stock options representing 293,294 and 123,606 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.7% - 4.5%	1.4% - 1.8%
Expected option term	4.0 years	4.0 years
Expected dividend yield	—	—
Expected price volatility	47.1%	46.2% - 46.6%

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

As of March 31, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $25.5 million, which was expected to be recognized over a weighted average period of 2.6 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2023 and 2022, we granted performance stock units which represent up to 301,230 and 109,178 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	4.6%	1.6%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	32.6%	42.6%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of March 31, 2023, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $15.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

Liability Awards

During the three-month periods ended March 31, 2023 and 2022, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.3 million and $1.0 million, respectively. These awards entitle him to a target cash payment based upon the Company’s relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements.

The fair value of these awards is measured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of March 31, 2023, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $4.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

On June 24, 2022, we granted restricted stock units to our non-employee directors representing a total of 30,500 shares of our common stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of March 31, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $0.3 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net sales
Cardiovascular	$287,976	$266,936
Endoscopy	9,589	8,479
Total net sales	297,565	275,415

Income from operations
Cardiovascular	23,934	13,126
Endoscopy	2,449	2,107
Total income from operations	26,383	15,233

Total other expense — net	(883)	(1,062)
Income tax expense	4,797	3,626

Net income	$20,703	$10,545

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$103	$103	$—	$—
Interest rate contract asset, long-term (2)	$2,791	$—	$2,791	$—
Foreign currency contract assets, current and long-term (3)	$4,401	$—	$4,401	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,459)	$—	$(3,459)	$—
Contingent consideration liabilities	$(16,000)	$—	$—	$(16,000)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$138	$138	$—	—
Interest rate contract asset, long-term (2)	$3,444	$—	$3,444	$—
Foreign currency contract assets, current and long-term (3)	$4,783	$—	$4,783	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,986)	$—	$(3,986)	$—
Contingent consideration liabilities	$(18,073)	$—	$—	$(18,073)
(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported with other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$18,073	$48,234
Contingent consideration expense	521	2,600
Contingent payments made	(2,594)	(24,491)
Effect of foreign exchange	—	(10)
Ending balance	$16,000	$26,333

As of March 31, 2023, $2.4 million in contingent consideration liability was included in other long-term obligations and $13.6 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2022, $2.3 million in contingent consideration liability was included in other long-term obligations and $15.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $2.6 million and $24.5 million for the three-month periods ended March 31, 2023 and 2022, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $26,000 for the three-month period ended March 31, 2023 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2023 and December 31, 2022 (amounts in thousands):

	Fair value at
	March 31,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,209	Discounted cash flow	Discount rate	12% - 16%	14.8%
			Projected year of payments	2023-2034	2027

Revenue milestones contingent liability	$13,375	Monte Carlo simulation	Discount rate	0% - 13.0%	0.1%
			Projected year of payments	2023-2035	2023

Regulatory approval contingent liability	$416	Scenario-based method	Discount rate	5.1%
			Probability of milestone payment	50.0%
			Projected year of payment	2023-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,097	Discounted cash flow	Discount rate	14% - 17%	15.7%
			Projected year of payments	2023-2034	2026

Revenue milestones contingent liability	$13,064	Monte Carlo simulation	Discount rate	5.1% - 14.0%	5.2%
			Projected year of payments	2023-2033	2023

Regulatory approval contingent liability	$2,912	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	90%
			Projected year of payment	2023-2030	2024
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

During the three-month period ended March 31, 2022, we made a contingent payment of $1.6 million to a currently former director of Merit who is a former shareholder of Cianna Medical, Inc. (“Cianna Medical”), which we acquired in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. As a former shareholder of Cianna Medical, the former Merit director is also eligible for additional payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical. We made no such payments during the three-month period ended March 31, 2023.

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

Intangible Assets. During the three-month period ended March 31, 2023, we had no losses related to acquired intangible assets. During the three-month period ended March 31, 2022, we recorded an impairment charge of $1.7 million related to the acquired intangible assets from our August 2019 acquisition of STD Pharmaceutical (see note 6).

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $2.4 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an allowance for current expected credit losses of $290,000 and $281,000, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$281	$199
Provision for credit loss expense	9	—
Ending balance	$290	$199

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2023 and 2022 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income (loss)	120	1,925	2,045
Income taxes	406	(19)	387
Reclassifications to:
Revenue	(1,327)		(1,327)
Cost of sales	50		50
Interest expense	(534)		(534)
Net other comprehensive income (loss)	(1,285)	1,906	621

Balance as of March 31, 2023	$3,081	$(14,010)	$(10,929)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	2,044	(793)	1,251
Income taxes	(712)	(64)	(776)
Reclassifications to:
Revenue	386		386
Cost of sales	183		183
Interest expense	294		294
Net other comprehensive income (loss)	2,195	(857)	1,338

Balance as of March 31, 2022	$(269)	$(6,384)	$(6,653)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report.

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

For the three-month period ended March 31, 2023, we reported sales of $297.6 million, an increase of $22.2 million or 8.0%, compared to sales for the three-month period ended March 31, 2022 of $275.4 million. For the three-month period ended March 31, 2023, foreign currency fluctuations (net of hedging) decreased our net sales by $4.9 million, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 46.5% for the three-month period ended March 31, 2023, compared to 43.9% for the three-month period ended March 31, 2022.

Net income for the three-month period ended March 31, 2023 was $20.7 million, or $0.36 per share, compared to net income of $10.5 million, or $0.18 per share, for the three-month period ended March 31, 2022.

Recent Developments and Trends

In addition to the trends identified in the 2022 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2023 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended March 31, 2023 were driven primarily by stronger than anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the EMEA region.
●	Our dedication to the Foundations for Growth program has helped offset inflationary cost pressures in certain raw materials, shipping, and freight expenses.
●	As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $60.1 million and net available borrowing capacity of approximately $521 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Net sales	100%	100%
Gross profit	46.5	43.9
Selling, general and administrative expenses	30.3	30.5
Research and development expenses	7.2	6.3
Impairment charges	—	0.6
Contingent consideration expense	0.2	0.9
Income from operations	8.9	5.5
Income before income taxes	8.6	5.1
Net income	7.0	3.8

Sales

Sales for the three-month period ended March 31, 2023 increased by 8.0%, or $22.2 million, compared to the corresponding period in 2022. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2023	2022
Cardiovascular
Peripheral Intervention	7.6%	$113,783	$105,773
Cardiac Intervention	4.7%	85,328	81,487
Custom Procedural Solutions	3.1%	47,701	46,262
OEM	23.2%	41,164	33,414
Total	7.9%	287,976	266,936

Endoscopy
Endoscopy Devices	13.1%	9,589	8,479

Total	8.0%	$297,565	$275,415

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2023 were $288.0 million, up 7.9% when compared to the corresponding period of 2022 of $266.9 million. Sales for the three-month period ended March 31, 2023 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $8.0 million, or 7.6%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, drainage, and radar localization products, offset partially by decreased sales of our intervention products.
(b)	Cardiac intervention products, which increased by $3.8 million, or 4.7%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, angiography and cardiac rhythm management/electrophysiology (“CRM/EP”) products, offset partially by decreased sales of our intervention products.
(c)	Custom procedural solutions products, which increased by $1.4 million, or 3.1%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits and trays, offset partially by decreased sales of our critical care products.

(d)	OEM products, which increased by $7.8 million, or 23.2%, from the corresponding period of 2022. This increase was driven primarily by sales of our CRM/EP and intervention products, and kits.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2023 were $9.6 million, up 13.1% when compared to sales in the corresponding period of 2022 of $8.5 million. Sales for the three-month period ended March 31, 2023 compared to the corresponding period in 2022 were favorably affected by increased sales of our Aero Mini fully covered tracheobronchial stent, EndoMAXX® fully covered esophageal stent products and Elation Pulmonary Balloon Dilator, offset partially by decreased sales of our other stents.

Geographic Sales

Listed below are sales by geography for the three-month periods ended March 31, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2023	2022
United States	12.0%	$171,360	$152,992
International	3.1%	126,205	122,423
Total	8.0%	$297,565	$275,415

United States Sales. U.S. sales for the three-month period ended March 31, 2023 were $171.4 million, or 57.6% of net sales, up 12.0% when compared to the corresponding period of 2022. The increase in our domestic sales was driven primarily by our U.S. Direct and OEM businesses.

International Sales. International sales for the three-month period ended March 31, 2023 were $126.2 million, or 42.4% of net sales, up 3.1% when compared to the corresponding period of 2022 of $122.4 million. The increase in our international sales for the three-month period ended March 31, 2023, compared to the corresponding period of 2022, included increased sales in our EMEA operations of $6.1 million or 11.7%, increased sales in our rest of the world (“ROW”) operations of $0.7 million or 6.7%, offset partially by decreased sales in our Asia Pacific operations of $(3.0) million or (4.9)%.

Gross Profit

Our gross profit as a percentage of sales increased to 46.5% for the three-month period ended March 31, 2023, compared to 43.9% for the three-month period ended March 31, 2022. The increase in gross profit percentage was primarily due to favorable changes in product mix, efficiencies gained in our Foundations for Growth program, lower freight and distribution costs, lower intangible asset amortization expense as a percentage of sales, and lower obsolescence expense as a percentage of sales.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $6.1 million, or 7.3%, for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. As a percentage of sales, SG&A expenses were 30.3% for the three-month period ended March 31, 2023, compared to 30.5% for the corresponding period of 2022. For the three-month period ended March 31, 2023, SG&A expenses increased compared to the corresponding period of 2022 primarily due to increased labor-related costs associated with headcount and severance, as well as increased travel and marketing costs to promote sales as restrictions continue to lift post pandemic.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended March 31, 2023 were $21.3 million, up 22.6%, when compared to R&D expenses in the corresponding period of 2022 of $17.4 million. The increases in R&D expenses for the three-month period ended March 31, 2023 compared to the corresponding periods in 2022 were largely due to higher regulatory expenses incurred to comply with the E.U. Medical Device Regulation (“MDR”).

Impairment Charges. For the three-month period ended March 31, 2023, we recorded no impairment charges. For the three-month period ended March 31, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the planned divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022.

Contingent Consideration Expense. For the three-month period ended March 31, 2023, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.5 million compared to contingent consideration expense of $2.6 million for the three-month period ended March 31, 2022. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating Income (Loss)
Cardiovascular	$23,934	$13,126
Endoscopy	2,449	2,107
Total operating income (loss)	$26,383	$15,233

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2023 was $23.9 million, compared to cardiovascular operating income in the corresponding period of 2022 of $13.1 million. The increase in cardiovascular operating income during the three-month period ended March 31, 2023 compared to the corresponding period of 2022 was primarily a result of higher sales ($288.0 million compared to $266.9 million) and higher gross margin, partially offset by higher SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2023 was $2.4 million, compared to endoscopy operating income of $2.1 million for the corresponding period of 2022. The increase in endoscopy operating income for the three-month period ended March 31, 2023 compared to the corresponding period of 2022 was primarily a result of increased sales and gross margin, offset partially by higher SG&A expenses.

Other Expense – Net

Our other expense for the three-month periods ended March 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively. The change in other expense was primarily related to decreased expense from realized and unrealized foreign currency losses, partially offset by an increase in interest expense associated with rising interest rates.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2023 and 2022 was a tax expense of $4.8 million and $3.6 million, respectively, which resulted in an effective tax rate of 18.8% and 25.6%, respectively. The decrease in the effective income tax rate for the three-month period ended March 31, 2023, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as contingent liabilities and deferred compensation, and the increase in the income tax expense when compared to the prior-year period was primarily due to increased pre-tax book income.

Net Income

Our net income for the three-month periods ended March 31, 2023 and 2022 was $20.7 million and $10.5 million, respectively. The increase in our net income for the three-month period ended March 31, 2023 was primarily the result higher sales and higher gross margins as a percentage of sales, partially offset by higher SG&A and R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

At March 31, 2023 and December 31, 2022, our current assets exceeded current liabilities by $341.3 million and $308.4 million, respectively, and we had cash, cash equivalents and restricted cash of $60.1 million and $60.6 million, respectively, of which $57.6 million and $49.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2023, and December 31, 2022, we had cash, cash equivalents and restricted cash of $32.2 million and $26.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $14.5 million and $12.0 million during the three-month periods ended March 31, 2023 and 2022, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $20.7 million and $10.5 million for the three-month periods ended March 31, 2023 and 2022, respectively.
●	Cash (used for) provided by other receivables was ($1.5) million and $5.8 million for the three-month periods ended March 31, 2023 and 2022, respectively, due primarily to the collection of approximately $8.2 million during 2022 for insurance proceeds in connection with the consolidated securities class action lawsuit we settled.
●	Cash used for inventories was ($23.0) million and ($9.2) million for the three-month periods ended March 31, 2023 and 2022, respectively. The increase in inventory was associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash used for accrued expenses was ($3.6) million and ($23.5) million for the three-month periods ended March 31, 2023 and 2022, respectively, due primarily to the timing and payment of compensation-related accruals, and during 2022, payment of approximately $18.25 million into escrow in connection with the settlement of a securities class action lawsuit.

Cash flows used in investing activities. We used cash in investing activities of $14.9 million and $9.9 million for the three-month periods ended March 31, 2023 and 2022, respectively. We used cash for capital expenditures of property and equipment of $12.8 million and $9.5 million in the three-month periods ended March 31, 2023 and 2022, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2023 for property and equipment.

Cash outflows invested in acquisitions for the three-month period ended March 31, 2023 were $2.0 million and were related to our investment in Solo Pace. There were no cash outflows invested in acquisitions for the three-month period ended March 31, 2022.

Cash flows used in financing activities. Cash used in financing activities for the three-month periods ended March 31, 2023 and 2022 was $0.5 million and $14.2 million, respectively. We completed payment of contingent consideration of $2.6 million and $24.5 million for the three-month periods ended March 31, 2023 and 2022, respectively, principally related to sales milestone payments connected to our acquisitions completed in prior years of Brightwater Medical, Inc. and Cianna Medical, respectively.

As of March 31, 2023, we had outstanding borrowings of $197.8 million and issued letter of credit guarantees of $3.2 million under the Third Amended Credit Agreement, with additional available borrowings of approximately $521 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Third Amended Credit Agreement. Our interest rate as of March 31, 2023 was a fixed rate of 2.71% with respect to $75 million of the principal amount as a result of an interest rate swap and a variable floating rate of 5.84% with respect to $122.8 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2023 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2022 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about exchange rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2022 Annual Report on Form 10-K. In the three-month period ended March 31, 2023, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of the 2022 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2022 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same headings in the 2022 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2022 Annual Report on Form 10-K.

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

Compliance with the FCPA and other anti-bribery laws presents challenges to our operations. Our policies mandate compliance with the FCPA and all other applicable anti-bribery laws. Further, we expect our employees, distributors, agents and others who work for us or on our behalf to comply with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents. If our employees, distributors or agents violate the provisions of the FCPA or other anti-bribery laws, or even if there are allegations of such violations, we could be subject to investigations or civil and criminal penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations, financial condition or cash flows.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.2

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.†

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: April 28, 2023	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: April 28, 2023	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer