Form 10-Q
period 2023-06-30
MERIT MEDICAL SYSTEMS INC
filed 2023-07-28
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of July 26, 2023
Common Stock, no par value	57,635,381

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2023	2022
	(unaudited)
Current assets:
Cash and cash equivalents	$72,084	$58,408
Trade receivables — net of allowance for credit losses — 2023 — $8,652 and 2022 — $8,423	170,990	164,677
Other receivables	12,634	12,992
Inventories	305,943	265,991
Prepaid expenses and other current assets	24,971	22,324
Prepaid income taxes	3,920	3,913
Income tax refund receivables	4,365	779
Total current assets	594,907	529,084

Property and equipment:
Land and land improvements	26,017	25,940
Buildings	189,900	189,148
Manufacturing equipment	306,925	299,089
Furniture and fixtures	66,046	61,128
Leasehold improvements	52,604	49,673
Construction-in-progress	62,374	61,269
Total property and equipment	703,866	686,247
Less accumulated depreciation	(319,504)	(303,271)
Property and equipment — net	384,362	382,976

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2023 — $296,131 and 2022 — $274,570	309,228	237,522
Other — net of accumulated amortization — 2023 — $74,418 and 2022 — $69,780	45,884	38,350
Goodwill	381,767	359,821
Deferred income tax assets	6,492	6,599
Right-of-use operating lease assets	62,436	65,262
Other assets	52,492	44,352
Total other assets	858,299	751,906

Total assets	$1,837,568	$1,663,966

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022
	(unaudited)
Current liabilities:
Trade payables	$61,761	$68,504
Accrued expenses	110,662	123,189
Current portion of long-term debt	3,750	11,250
Short-term operating lease liabilities	11,531	11,005
Income taxes payable	2,299	6,697
Total current liabilities	190,003	220,645

Long-term debt	335,232	186,759
Deferred income tax liabilities	18,477	18,462
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	16,418	15,264
Deferred credits	1,657	1,708
Long-term operating lease liabilities	56,599	59,736
Other long-term obligations	13,223	14,736
Total liabilities	633,868	519,569

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of June 30, 2023 - 57,634 and December 31, 2022 - 57,306	691,523	675,174
Retained earnings	521,721	480,773
Accumulated other comprehensive loss	(9,544)	(11,550)
Total stockholders’ equity	1,203,700	1,144,397

Total liabilities and stockholders’ equity	$1,837,568	$1,663,966

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$320,056	$294,976	$617,621	$570,391
Cost of sales	167,274	159,909	326,477	314,417
Gross profit	152,782	135,067	291,144	255,974

Operating expenses:
Selling, general and administrative	100,927	85,487	191,071	169,502
Research and development	20,129	18,466	41,443	35,853
Impairment charges	270	—	270	1,672
Contingent consideration expense	1,094	1,187	1,615	3,787
Acquired in-process research and development	1,550	6,671	1,550	6,671
Total operating expenses	123,970	111,811	235,949	217,485

Income from operations	28,812	23,256	55,195	38,489

Other income (expense):
Interest income	221	96	352	201
Interest expense	(3,682)	(1,348)	(5,693)	(2,350)
Other income (expense) — net	(451)	(1,303)	546	(1,468)
Total other expense — net	(3,912)	(2,555)	(4,795)	(3,617)

Income before income taxes	24,900	20,701	50,400	34,872

Income tax expense	4,655	5,403	9,452	9,029

Net income	$20,245	$15,298	$40,948	$25,843

Earnings per common share
Basic	$0.35	$0.27	$0.71	$0.46
Diluted	$0.35	$0.27	$0.70	$0.45

Weighted average shares outstanding
Basic	57,537	56,691	57,445	56,642
Diluted	58,473	57,600	58,329	57,565

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$20,245	$15,298	$40,948	$25,843
Other comprehensive income (loss):
Cash flow hedges	3,422	6,425	1,731	9,332
Income tax benefit (expense)	(821)	(1,572)	(415)	(2,284)
Foreign currency translation adjustment	(1,201)	(8,979)	724	(9,772)
Income tax benefit (expense)	(15)	60	(34)	(4)
Total other comprehensive income (loss)	1,385	(4,066)	2,006	(2,728)
Total comprehensive income	$21,630	$11,232	$42,954	$23,115

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	681,108	501,476	(10,929)	1,171,655
Net income			20,245		20,245
Other comprehensive income				1,385	1,385
Stock-based compensation expense		4,980			4,980
Options exercised	128	5,154			5,154
Issuance of common stock under Employee Stock Purchase Plan	4	281			281
Shares issued from time-vested restricted stock units	30	—			—
Balance — June 30, 2023	57,634	$691,523	$521,721	$(9,544)	$1,203,700

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	646,370	416,802	(6,653)	1,056,519
Net income			15,298		15,298
Other comprehensive loss				(4,066)	(4,066)
Stock-based compensation expense		3,952			3,952
Options exercised	58	1,303			1,303
Issuance of common stock under Employee Stock Purchase Plan	6	301			301
Shares issued from time-vested restricted stock units	26	—			—
Balance — June 30, 2022	56,745	$651,926	$432,100	$(10,719)	$1,073,307

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,948	$25,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,316	40,902
Loss on disposition of business	—	1,254
Loss on sale or abandonment of property and equipment	4,677	112
Write-off of certain intangible assets and other long-term assets	328	1,733
Acquired in-process research and development	1,550	6,671
Amortization of right-of-use operating lease assets	5,935	5,121
Adjustments related to contingent consideration liabilities	1,615	1,999
Amortization of deferred credits	(52)	(54)
Amortization of long-term debt issuance costs	462	302
Stock-based compensation expense	9,549	9,093
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(5,980)	(9,472)
Other receivables	287	6,457
Inventories	(35,502)	(14,766)
Prepaid expenses and other current assets	78	(2,155)
Income tax refund receivables	(3,577)	(4)
Other assets	(1,558)	1,768
Trade payables	(7,253)	3,713
Accrued expenses	(10,295)	(20,966)
Income taxes payable	(4,896)	1,114
Deferred compensation payable	1,154	(2,549)
Operating lease liabilities	(5,711)	(5,609)
Other long-term obligations	(2,244)	287
Total adjustments	(9,117)	24,951
Net cash, cash equivalents, and restricted cash provided by operating activities	31,831	50,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(18,556)	(16,763)
Intangible assets	(1,047)	(912)
Proceeds from the sale of property and equipment	201	59
Payments from disposition of business	—	(971)
Cash paid in acquisitions, net of cash acquired	(138,349)	(4,712)
Net cash, cash equivalents, and restricted cash used in investing activities	$(157,751)	$(23,299)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$9,463	$3,244
Proceeds from issuance of long-term debt	460,283	127,688
Payments on long-term debt	(318,471)	(124,563)
Long-term debt issuance costs	(5,240)	—
Contingent payments related to acquisitions	(3,434)	(32,798)
Payment of taxes related to an exchange of common stock	(1,592)	(1,015)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	141,009	(27,444)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,497)	(2,564)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,592	(2,513)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	60,558	67,750
End of period	$74,150	$65,237

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	72,084	63,003
Restricted cash reported in prepaid expenses and other current assets	2,066	2,234
Total cash, cash equivalents and restricted cash	$74,150	$65,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $597 and $302, respectively)	$3,681	$2,317
Income taxes	17,787	7,863

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$4,291	$3,555
Acquisition purchases in accrued expenses and other long-term obligations	3,635	3,526
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	3,399	4,746

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2023 and 2022 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2023 and December 31, 2022, and our results of operations and cash flows for the three and six-month periods ended June 30, 2023 and 2022. The results of operations for the three and six-month periods ended June 30, 2023 and 2022 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

2.   Recently Adopted Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. During the quarter ended June 30, 2023, the Company transitioned our interest rate swap agreement to reference the Secured Overnight Financing Rate (“SOFR”) in connection with reference rate reform and adopted certain optional expedients provided in ASU 2020-04 in relation to contract modifications and hedge accounting that allowed us to continue hedge accounting for our interest rate swap cash flow hedges (see Note 9). The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards. We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$71,973	$53,936	$125,909	$65,795	45,160	$110,955
Cardiac Intervention	35,690	58,085	93,775	33,909	55,665	89,574
Custom Procedural Solutions	29,155	20,229	49,384	27,318	21,775	49,093
OEM	34,570	7,637	42,207	30,048	7,000	37,048
Total	171,388	139,887	311,275	157,070	129,600	286,670

Endoscopy
Endoscopy Devices	8,194	587	8,781	7,604	702	8,306

Total	$179,582	$140,474	$320,056	$164,674	$130,302	$294,976

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$140,640	$99,052	$239,692	$127,895	$88,833	$216,728
Cardiac Intervention	69,995	109,108	179,103	62,458	108,603	171,061
Custom Procedural Solutions	55,954	41,131	97,085	53,873	41,482	95,355
OEM	67,134	16,237	83,371	57,844	12,618	70,462
Total	333,723	265,528	599,251	302,070	251,536	553,606

Endoscopy
Endoscopy Devices	17,219	1,151	18,370	15,596	1,189	16,785

Total	$350,942	$266,679	$617,621	$317,666	$252,725	$570,391

4.   Acquisitions. On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this acquisition as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were approximately $0.9 million for each of the three and six-month periods ended June 30, 2023. It is not practical to separately report earnings related to the acquisition, as we cannot split out sales costs related solely to the products acquired, principally because our sales representatives sell multiple products within our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $4.8 million for each of the three and six-month periods ended June 30, 2023. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Prepaid expenses	$2,000
Inventories	5,254
Property and equipment	108
Intangible assets
Developed technology	65,200
Trademarks	4,000
Customer list	5,800
Goodwill	17,638
Total net assets acquired	$100,000

We are amortizing the AngioDynamics developed technology intangible assets over nine years, the trademark intangible assets over 11 years, and the customer list intangible asset on an accelerated basis over 10 years. We have estimated the weighted average life of the intangible assets acquired from AngioDynamics to be 10.5 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects to our consolidated results of operations of the AngioDynamics acquisition are not material.

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass Vascular Technologies, Inc. (“Bluegrass”), for a purchase price of $32.7 million. Prior to the acquisition, Merit held an equity investment of 1,251,878 Bluegrass common shares representing approximately 19.5% ownership in Bluegrass. The fair value of this previously-held equity investment of approximately $245,000 is included in the purchase price allocation. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which were included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$175
Intangible assets
Developed technology	28,000
Trademarks	900
Goodwill	3,898
Total net assets acquired	$32,973

We are amortizing the Bluegrass developed technology intangible asset over 15 years and the related trademarks over 13 years. We have estimated the weighted average life of the intangible assets acquired from Bluegrass to be 14.9 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects to our consolidated results of operations of the Bluegrass acquisition are not material.

On May 1, 2023, we entered into an asset purchase agreement to acquire certain assets from Advanced Radiation Therapy, LLC (“ART”), related to intellectual property rights for soft tissue markers. The total purchase price of the ART assets included an up-front payment of $750,000, a deferred payment of $750,000 payable upon the first to occur of (1) shipment and installation of two commercial production winders used in the manufacture of the product or (2) 30 days after delivery of the winders to Merit, and, a deferred payment of $500,000 payable upon regulatory approval from the U.S. Food and Drug Administration for Merit to commence commercialization, marketing and sale of the product in the United States. We have accounted for this transaction as an asset purchase and recorded $1.5 million of acquired in-process research and development expense associated with the upfront payment and completion of the milestone related to the installation of the commercial production winders. The payments are reported within operating expenses because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

We entered into a stock purchase agreement on January 11, 2023, and an exclusive distribution agreement on April 5, 2023, with Solo Pace Inc. ("Solo Pace”), owner and developer of a temporary external pulse generator and grounding pad with associated remote control module. Pursuant to these agreements, we paid $4.0 million to acquire (a) shares of Series Seed-1 Preferred Stock of Solo Pace, (b) an option to purchase the outstanding equity of Solo Pace within the earlier of five years after product commercialization or within 120 days after the twelve-month period wherein sales exceed $6.0 million, and (c) exclusive rights to distribute the Solo Pace product upon commercialization. The shares of Solo Pace stock   have been reflected within other assets in the accompanying consolidated balance sheets. Our investment in Solo Pace represents an ownership of approximately 19% of its outstanding capital stock and has been recorded as an equity investment accounted for at cost because the equity interest does not have a readily determinable fair value and because we are not able to exercise significant influence over the operations of Solo Pace.

5. Inventories. Inventories at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$155,934	$147,051
Work-in-process	33,780	29,534
Raw materials	116,229	89,406
Total inventories	$305,943	$265,991

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the six-month period ended June 30, 2023 is detailed as follows (in thousands):

2023
Goodwill balance at January 1	$359,821
Effect of foreign exchange	410
Additions and adjustments as the result of acquisitions	21,536
Goodwill balance at June 30	$381,767

Total accumulated goodwill impairment losses aggregated $8.3 million as of June 30, 2023 and December 31, 2022. We did not have any goodwill impairments for the six-month periods ended June 30, 2023 and 2022. The total goodwill balances as of June 30, 2023 and December 31, 2022 were related to our cardiovascular segment.

Other intangible assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$30,451	$(11,732)	$18,719
Distribution agreements	3,250	(2,817)	433
License agreements	11,139	(7,832)	3,307
Trademarks	35,129	(19,215)	15,914
Customer lists	40,333	(32,822)	7,511
Total	$120,302	$(74,418)	$45,884

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,445	$(10,203)	$19,242
Distribution agreements	3,250	(2,715)	535
License agreements	11,109	(7,250)	3,859
Trademarks	30,221	(17,863)	12,358
Customer lists	34,105	(31,749)	2,356
Total	$108,130	$(69,780)	$38,350

Aggregate amortization expense for the three and six-month periods ended June 30, 2023 was $13.4 million and $25.7 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2022 was $12.1 million and $24.2 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. During the three and six-month periods ended June 30, 2023, we did not identify indicators of impairment in any intangible assets based on our qualitative assessment.

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

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2023 (in thousands):

Estimated Amortization Expense
Remaining 2023	$32,085
2024	59,732
2025	57,701
2026	46,963
2027	43,768

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2023 and 2022 was a tax expense of $4.7 million and $5.4 million, respectively, which resulted in an effective tax rate of 18.7% and 26.1%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2023 and 2022 was a tax expense of $9.5 million and $9.0 million, respectively, which resulted in an effective tax rate of 18.8% and 25.9%, respectively. The decrease in the effective income tax rate for the three and six-month period ended June 30, 2023, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as share-based compensation and deferred compensation, as well as foreign tax credit utilization. The increase in the income tax expense for the six-month period ended June 30, 2023, when compared to the prior-year period, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. The Company is closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loans	$150,000	$124,688
Revolving credit loans	190,000	73,500
Less unamortized debt issuance costs	(1,018)	(179)
Total long-term debt	338,982	198,009
Less current portion	3,750	11,250
Long-term portion	$335,232	$186,759

On June 6, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement is a syndicated loan agreement with Wells Fargo Bank, National Association and other parties. The Fourth Amended Credit Agreement amended and restated in its entirety our previously outstanding Third Amended and Restated Credit Agreement and all amendments thereto. The Fourth Amended Credit Agreement provides for a term loan of $150 million and a revolving credit commitment of up to an aggregate amount of $700 million, inclusive of sub-facilities for multicurrency borrowings, standby letters of credit and swingline loans. On June 6, 2028, all principal, interest and other amounts outstanding under the Fourth Amended Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all term loans and revolving credit loans in whole or in part, without premium or penalty.

Term loans made under the Fourth Amended Credit Agreement bear interest, at our election, at either (i) the Base Rate (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement) or, (ii) Adjusted Term SOFR (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin and (d) Adjusted Daily Simple SONIA (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin. Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

The Fourth Amended Credit Agreement is collateralized by substantially all our assets. The Fourth Amended Credit Agreement contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Fourth Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Leverage Ratio (1)	4.0 to 1.0
Consolidated Interest Coverage Ratio (2)	3.0 to 1.0
(1)	Maximum Consolidated Total Net Leverage Ratio (as defined in the Fourth Amended Credit Agreement) as of any fiscal quarter end.
(2)	Minimum ratio of Consolidated EBITDA (as defined in the Fourth Amended Credit Agreement and adjusted for certain expenditures) to Consolidated Interest Expense (as defined in the Fourth Amended Credit Agreement) for any period of four consecutive fiscal quarters.

We believe we were in compliance with all covenants set forth in the Fourth Amended Credit Agreement as of June 30, 2023.

As of June 30, 2023, we had outstanding borrowings of $340.0 million and issued letter of credit guarantees of $3.2 million under the Fourth Amended Credit Agreement, with additional available borrowings of approximately $507 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of June 30, 2023 was a fixed rate of 2.64% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9), and a variable floating rate of 6.15% with respect to $265.0 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of June 30, 2023, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2023	$1,875
2024	3,750
2025	5,625
2026	7,500
2027	9,375
2028	311,875
Total future minimum principal payments	$340,000

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

Interest Rate Risk. Our debt bears interest at variable interest rates. Therefore, we are subject to variability in the cash payable for interest expense. In order to mitigate a portion of the risk attributable to such variability, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Fourth Amended Credit Agreement that varies in accordance with changes in the benchmark interest rate.

Derivative Instruments Designated as Cash Flow Hedges

On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $75 million with Wells Fargo. In June 2023, certain terms under the agreement were amended to reflect the transition from LIBOR to SOFR, an alternative reference rate. Under the interest rate swap agreement we fix the one-month SOFR rate on that portion of our borrowings under the Fourth Amended Credit Agreement at 1.64% for the period from June 1, 2023 to July 31, 2024. The variable portion of the interest rate swap is tied to the one-month SOFR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid.

On June 30, 2023 and December 31, 2022, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap on June 30, 2023 was an asset of $2.9 million, which was partially offset by $0.7 million in deferred taxes. The fair value of our interest rate swap on December 31, 2022 was an asset of $3.4 million, partially offset by $0.8 million in deferred taxes.

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

Derivative Instruments Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies.

We enter into approximately 100 cash flow foreign currency hedges every month. As of June 30, 2023 and December 31, 2022, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $122.5 million and $87.8 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of June 30, 2023 and December 31, 2022, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $116.9 million and $92.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2023 and December 31, 2022, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Interest rate swaps	Other assets (long-term)	$2,879	$3,444
Foreign currency forward contracts	Prepaid expenses and other assets	3,888	3,215
Foreign currency forward contracts	Other assets (long-term)	729	56

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(994)	(1,509)
Foreign currency forward contracts	Other long-term obligations	(289)	(531)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,736	$1,512

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,434)	(1,946)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2023	2022	Location in statements of income	2023	2022	2023	2022
Interest rate swaps	$719	$689	Interest expense	$(3,682)	$(1,348)	$631	$(179)
Foreign currency forward contracts	4,325	5,492	Revenue	320,056	294,976	658	198
			Cost of sales	(167,274)	(159,909)	333	(263)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2023	2022	Location in statements of income	2023	2022	2023	2022
Interest rate swaps	$600	$3,003	Interest expense	$(5,693)	$(2,350)	$1,165	$(473)
Foreign currency forward contracts	4,564	5,222	Revenue	617,621	570,391	1,985	(188)
			Cost of sales	(326,477)	(314,417)	283	(446)

As of June 30, 2023, $4.0 million, or $3.0 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2023, $2.7 million, or $2.0 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2023	2022	2023	2022
Foreign currency forward contracts	Other income (expense) — net	$2,141	$1,290	$3,200	$178

10.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various proceedings, legal actions and claims. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries, audits or proceedings, or other matters, including those more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain proceedings, actions and claims, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant amounts and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience, settlement strategies and the potential availability of insurance coverage. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to such proceedings, actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2023 and 2022 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$20,245	$15,298	$40,948	$25,843
Average common shares outstanding	57,537	56,691	57,445	56,642
Basic EPS	$0.35	$0.27	$0.71	$0.46

Average common shares outstanding	57,537	56,691	57,445	56,642
Effect of dilutive stock awards	936	909	884	923
Total potential shares outstanding	58,473	57,600	58,329	57,565
Diluted EPS	$0.35	$0.27	$0.70	$0.45

Equity awards excluded as the impact was anti-dilutive (1)	1,114	1,641	1,014	1,597
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales
Nonqualified stock options	$432	$509	$873	$1,097
Research and development
Nonqualified stock options	413	450	841	936
Selling, general and administrative
Nonqualified stock options	1,851	1,207	3,221	3,131
Performance-based restricted stock units	1,817	1,257	2,632	2,072
Restricted stock units	467	529	911	928
Cash-settled performance-based share-based awards ("Liability Awards")	600	499	1,071	929
Total selling, general and administrative	4,735	3,492	7,835	7,060

Stock-based compensation expense before taxes	$5,580	$4,451	$9,549	$9,093

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the six-month periods ended June 30, 2023 and 2022, we granted stock options representing 327,294 and 168,606 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six Months Ended
June 30,
	2023	2022
Risk-free interest rate	3.6% - 4.5%	1.4% - 3.0%
Expected option term	4.0 years	4.0 years
Expected dividend yield	—	—
Expected price volatility	46.7% - 47.1%	46.2% - 47.0%

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

As of June 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $23.6 million, which was expected to be recognized over a weighted average period of 2.4 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2023 and 2022, we granted performance stock units which represent up to 286,863 and 120,710 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.9% - 4.6%	1.6%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	31.4% - 32.6%	42.6%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of June 30, 2023, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $14.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

Liability Awards

During the six-month periods ended June 30, 2023 and 2022, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.3 million and $1.0 million, respectively. These awards entitle him to a target cash payment based upon the Company’s relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements.

During the six-month period ended June 30, 2023, we granted additional performance stock units to certain employees that will be settled in cash. The cash paid upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment probable of being awarded based on the performance metrics.

The fair value of these liability awards is measured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of June 30, 2023, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $4.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

During the three-month periods ended June 30, 2023 and 2022, we granted restricted stock units to our non-employee directors representing 20,358 and 30,500 shares of our common stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of June 30, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $1.5 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales
Cardiovascular	$311,275	$286,670	$599,251	$553,606
Endoscopy	8,781	8,306	18,370	16,785
Total net sales	320,056	294,976	617,621	570,391

Income from operations
Cardiovascular	26,464	21,275	50,398	34,401
Endoscopy	2,348	1,981	4,797	4,088
Total income from operations	28,812	23,256	55,195	38,489

Total other expense — net	(3,912)	(2,555)	(4,795)	(3,617)
Income tax expense	4,655	5,403	9,452	9,029

Net income	$20,245	$15,298	$40,948	$25,843

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$104	$104	$—	$—
Interest rate contract asset, long-term (2)	$2,879	$—	$2,879	$—
Foreign currency contract assets, current and long-term (3)	$7,353	$—	$7,353	$—
Foreign currency contract liabilities, current and long-term (4)	$(2,717)	$—	$(2,717)	$—
Contingent consideration liabilities	$(3,581)	$—	$—	$(3,581)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$138	$138	$—	—
Interest rate contract asset, long-term (2)	$3,444	$—	$3,444	$—
Foreign currency contract assets, current and long-term (3)	$4,783	$—	$4,783	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,986)	$—	$(3,986)	$—
Contingent consideration liabilities	$(18,073)	$—	$—	$(18,073)
(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported with other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$16,000	$26,333	$18,073	$48,234
Contingent consideration expense	1,094	1,187	1,615	3,787
Contingent payments made	(13,513)	(10,094)	(16,107)	(34,585)
Effect of foreign exchange	—	—	—	(10)
Ending balance	$3,581	$17,426	$3,581	$17,426

As of June 30, 2023, $3.2 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2022, $2.3 million in contingent consideration liability was included in other long-term obligations and $15.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $3.4 million and $32.8 million for the six-month periods ended June 30, 2023 and 2022, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $12.7 million and $1.8 million for the six-month periods ended June 30, 2023 and 2022, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair value at
	June 30,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$3,085	Discounted cash flow	Discount rate	12% - 16%	14.8%
			Projected year of payments	2023-2034	2028

Revenue milestones contingent liability	$95	Monte Carlo simulation	Discount rate	14.0%
			Projected year of payments	2023-2039	2039

Regulatory approval contingent liability	$401	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2023-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,097	Discounted cash flow	Discount rate	14% - 17%	15.7%
			Projected year of payments	2023-2034	2026

Revenue milestones contingent liability	$13,064	Monte Carlo simulation	Discount rate	5.1% - 14.0%	5.2%
			Projected year of payments	2023-2033	2023

Regulatory approval contingent liability	$2,912	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	90%
			Projected year of payment	2023-2030	2024
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

As a former shareholder of Cianna Medical Inc. (“Cianna Medical”), a former Merit director was eligible for payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical completed in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. During the six-month period ended June 30, 2023, we made the final contingent payment to Cianna Medical shareholders, including $0.9 million paid to the former Merit director who is a former Cianna Medical shareholder. During the six-month period ended June 30, 2022, we made a contingent payment of $1.6 million.

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

Equity Investments. During the six-month period ended June 30, 2023, we recorded impairment charges of $270,000 associated with our previously-held equity investment in Bluegrass in connection with the asset acquisition completed on May 4, 2023 (see Note 4).

Intangible Assets. During the six-month period ended June 30, 2023, we had no losses related to acquired intangible assets. During the six-month period ended June 30, 2022, we recorded an impairment charge of $1.7 million related to the acquired intangible assets from our August 2019 acquisition of STD Pharmaceutical (see Note 6). In addition to the intangible asset impairment, during the three-month period ended June 30, 2022, we recorded a loss within other expense – net of $1.3 million primarily associated with the transfer of net assets of the divested entity including approximately $1.0 million of cash and $1.2 million of inventory, partially offset by a gain of $1.0 million from reclassification of foreign currency translation gains.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $2.4 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an allowance for current expected credit losses of $296,000 and $281,000, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$290	$199	$281	$199
Provision for credit loss expense	6	(7)	15	(7)
Ending balance	$296	$192	$296	$192

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2023 and 2022 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2023	$3,081	$(14,010)	$(10,929)

Other comprehensive income (loss)	5,044	(1,201)	3,843
Income taxes	(821)	(15)	(836)
Reclassifications to:
Revenue	(658)		(658)
Cost of sales	(333)		(333)
Interest expense	(631)		(631)
Net other comprehensive income (loss)	2,601	(1,216)	1,385

Balance as of June 30, 2023	$5,682	$(15,226)	$(9,544)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2022	$(269)	$(6,384)	$(6,653)

Other comprehensive income (loss)	6,181	(7,943)	(1,762)
Income taxes	(1,572)	60	(1,512)
Reclassifications to:
Revenue	(198)		(198)
Cost of sales	263		263
Interest expense	179		179
Other expense - net		(1,036)	(1,036)
Net other comprehensive income (loss)	4,853	(8,919)	(4,066)

Balance as of June 30, 2022	$4,584	$(15,303)	$(10,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income (loss)	5,164	724	5,888
Income taxes	(415)	(34)	(449)
Reclassifications to:
Revenue	(1,985)		(1,985)
Cost of sales	(283)		(283)
Interest expense	(1,165)		(1,165)
Other expense — net			—
Net other comprehensive income (loss)	1,316	690	2,006

Balance as of June 30, 2023	$5,682	$(15,226)	$(9,544)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	8,225	(8,736)	(511)
Income taxes	(2,284)	(4)	(2,288)
Reclassifications to:
Revenue	188		188
Cost of sales	446		446
Interest expense	473		473
Other expense - net		(1,036)	(1,036)
Net other comprehensive income (loss)	7,048	(9,776)	(2,728)

Balance as of June 30, 2022	$4,584	$(15,303)	$(10,719)

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

For the three-month period ended June 30, 2023, we reported sales of $320.1 million, up $25.1 million or 8.5%, compared to sales for the three-month period ended June 30, 2022 of $295.0 million. For the six-month period ended June 30, 2023, we reported sales of $617.6 million, an increase of $47.2 million or 8.3%, compared to sales for the six-month period ended June 30, 2022 of $570.4 million. For the three and six-month periods ended June 30, 2023, foreign currency fluctuations (net of hedging) decreased our net sales by $2.6 million and $7.4 million, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 47.7% for the three-month period ended June 30, 2023, compared to 45.8% for the three-month period ended June 30, 2022. Gross profit as a percentage of sales increased to 47.1% for the six-month period ended June 30, 2023, compared to 44.9% for the six-month period ended June 30, 2022.

Net income for the three-month period ended June 30, 2023 was $20.2 million, or $0.35 per share, compared to net income of $15.3 million, or $0.27 per share, for the three-month period ended June 30, 2022. Net income for the six-month period ended June 30, 2023 was $40.9 million, or $0.70 per share, compared to net income of $25.8 million, or $0.45 per share, for the six-month period ended June 30, 2022.

Recent Developments and Trends

In addition to the trends identified in the 2022 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2023 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended June 30, 2023 were driven primarily by stronger than anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) regions.
●	On November 10, 2020, we introduced a corporate transformation initiative known as “Foundations for Growth” with multi-year financial targets for growth and improved profitability. Our dedication to our Foundations for Growth program helped offset inflationary cost pressures in certain raw materials, shipping, and freight expenses.
●	As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $74.2 million and net available borrowing capacity of approximately $507 million.

●	During the three months ended June 30, 2023, we completed the acquisition of a portfolio of dialysis catheter products and the BioSentry Biopsy Tract Sealant System from AngioDynamics and acquisition of the Surfacer Inside-Out Access Catheter System from Bluegrass.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Gross profit	47.7	45.8	47.1	44.9
Selling, general and administrative expenses	31.5	29.0	30.9	29.7
Research and development expenses	6.3	6.3	6.7	6.3
Impairment charges	0.1	—	0.0	0.3
Contingent consideration expense	0.3	0.4	0.3	0.7
Acquired in-process research and development expense	0.5	2.3	0.3	1.2
Income from operations	9.0	7.9	8.9	6.7
Other expense — net	(1.2)	(0.9)	(0.8)	(0.6)
Income before income taxes	7.8	7.0	8.2	6.1
Net income	6.3	5.2	6.6	4.5

Sales

Sales for the three-month period ended June 30, 2023 increased by 8.5%, or $25.1 million, compared to the corresponding period in 2022. Sales for the six-month period ended June 30, 2023 increased by 8.3%, or $47.2 million, compared to the corresponding period in 2022. Listed below are the sales by product category within each of our financial reporting segments for the three and six-month periods ended June 30, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2023	2022	% Change	2023	2022
Cardiovascular
Peripheral Intervention	13.5%	$125,909	$110,955	10.6%	$239,692	$216,728
Cardiac Intervention	4.7%	93,775	89,574	4.7%	179,103	171,061
Custom Procedural Solutions	0.6%	49,384	49,093	1.8%	97,085	95,355
OEM	13.9%	42,207	37,048	18.3%	83,371	70,462
Total	8.6%	311,275	286,670	8.2%	599,251	553,606

Endoscopy
Endoscopy Devices	5.7%	8,781	8,306	9.4%	18,370	16,785

Total	8.5%	$320,056	$294,976	8.3%	$617,621	$570,391

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2023 were $311.3 million, up 8.6% when compared to the corresponding period of 2022 of $286.7 million. Sales for the three-month period ended June 30, 2023 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $15.0 million, or 13.5%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, radar localization, embolotherapy, drainage, biopsy, and angiography products.

(b)	Cardiac intervention products, which increased by $4.2 million, or 4.7%, from the corresponding period of 2022. This increase was driven primarily by sales of our angiography, hemostasis, access and cardiac rhythm management/electrophysiology (“CRM/EP”) products, offset partially by decreased sales of our intervention products.
(c)	Custom procedural solutions products, which increased by $0.3 million, or 0.6%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of our procedure trays.
(d)	OEM products, which increased by $5.2 million, or 13.9%, from the corresponding period of 2022. This increase was driven primarily by sales of our CRM/EP, coatings, and kits, offset partially by intervention, angiography and access products.

Our cardiovascular sales for the six-month period ended June 30, 2023 were $599.3 million, up 8.2% when compared to the corresponding period of 2022 of $553.6 million. Sales for the six-month period ended June 30, 2023 were favorably affected by increased sales of:

(a)

Peripheral intervention products, which increased by $23.0 million, or 10.6%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, drainage, radar localization, biopsy, angiography and embolotherapy products, offset partially by decreased sales of our intervention products.

(b)

Cardiac intervention products, which increased by $8.0 million, or 4.7%, from the corresponding period of 2022. This increase was driven primarily by sales of our angiography, access, hemostasis and CRM/EP products, offset partially by decreased sales of our intervention products.

(c)

Custom procedural solutions products, which increased by $1.7 million, or 1.8%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits, offset partially by decreased sales of our critical care products and procedure trays.

(d)

OEM products, which increased by $12.9 million, or 18.3%, from the corresponding period of 2022. This increase was driven primarily by sales of our CRM/EP, kits, coatings and intervention products, offset partially by decreased sales of our angiography and access products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2023 were $8.8 million, up 5.7% when compared to sales in the corresponding period of 2022 of $8.3 million. Sales for the three-month period ended June 30, 2023 compared to the corresponding period in 2022 were favorably affected by increased sales of our EndoMAXX® fully covered esophageal stent, Elation® Pulmonary Balloon Dilator, Big 60TM AlphaTM inflation device, and other stents, offset partially by decreased sales of our probes.

Our endoscopy sales for the six-month period ended June 30, 2023 were $18.4 million, up 9.4%, when compared to sales in the corresponding period of 2022 of $16.8 million. Sales for the six-month period ended June 30, 2023 were favorably affected by increased sales of our EndoMAXX fully covered esophageal stent, Elation Pulmonary Balloon Dilator, Aero Mini tracheobronchial stent and Big 60 Alpha inflation device, offset partially by decreased sales of our probes and other stents.

Geographic Sales

Listed below are sales by geography for the three and six-month periods ended June 30, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2023	2022	% Change	2023	2022
United States	9.1%	$179,582	$164,674	10.5%	$350,942	$317,666
International	7.8%	140,474	130,302	5.5%	266,679	252,725
Total	8.5%	$320,056	$294,976	8.3%	$617,621	$570,391

United States Sales. U.S. sales for the three-month period ended June 30, 2023 were $179.6 million, or 56.1% of net sales, up 9.1% when compared to the corresponding period of 2022. U.S. sales for the six-month period ended June 30, 2023 were $350.9 million, or 56.8% of net sales, up 10.5% when compared to the corresponding period of 2022. The increase in our domestic sales was driven primarily by our U.S. Direct and OEM businesses.

International Sales. International sales for the three-month period ended June 30, 2023 were $140.5 million, or 43.9% of net sales, up 7.8% when compared to the corresponding period of 2022 of $130.3 million. The increase in our international sales for the three-month period ended June 30, 2023, compared to the corresponding period of June 30, 2022 included increased sales in our Asia Pacific operations of $6.7 million or 10.8%, in our EMEA operations of $2.9 million or 5.2%, and in our rest of world (”ROW”) operations of $0.5 million or 4.5%.

International sales for the six-month period ended June 30, 2023 were $266.7 million, or 43.2% of net sales, up 5.5% when compared to the corresponding period of 2022 of $252.7 million. The increase in our international sales for the six-month period ended June 30, 2023, compared to the six-month period ended June 30, 2022, included increased sales in our EMEA operations of $9.0 million or 8.3%, in our APAC operations of $3.8 million or 3.1%, and in our ROW operations of $1.2 million or 5.5%.

Gross Profit

Our gross profit as a percentage of sales increased to 47.7% for the three-month period ended June 30, 2023, compared to 45.8% for the three-month period ended June 30, 2022. The increase in gross profit percentage was primarily due to favorable changes in product mix, efficiencies gained in our Foundations for Growth program, and lower freight costs as a percentage of sales.

Our gross profit as a percentage of sales increased to 47.1% for the six-month period ended June 30, 2023, compared to  44.9% for the six-month period ended June 30, 2022. The increase in gross profit percentage was primarily due to favorable changes in product mix, favorable manufacturing variances from efficiencies gained in our Foundations for Growth program and lower freight costs as a percentage of sales.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $15.4 million, or 18.1%, for the three-month period ended June 30, 2023 compared to the corresponding period of 2022. As a percentage of sales, SG&A expenses were 31.5% for the three-month period ended June 30, 2023, compared to 29.0% for the corresponding period of 2022. SG&A expenses increased $21.6 million, or 12.7%, for the six-month period ended June 30, 2023 compared to the corresponding period of 2022. As a percentage of sales, SG&A expenses were 30.9% for the six-month period ended June 30, 2023, compared to 29.7% for the corresponding period of 2022. For the three and six-month periods ended June 30, 2023, SG&A expenses increased compared to the corresponding periods of 2022 primarily due to acquisition-related costs incurred in connection with the AngioDynamics and Bluegrass transactions, increased labor-related costs associated with headcount, increased loss for disposal of equipment, as well as increased travel and marketing costs to promote sales as restrictions continued to lift post-COVID 19 pandemic.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended June 30, 2023 were $20.1 million, up 9.0%, when compared to R&D expenses in the corresponding period of 2022 of $18.5 million. R&D expenses for the six-month period ended June 30, 2023 were $41.4 million, up 15.6%, when compared to R&D expenses in the corresponding period of 2022 of $35.9 million. The increases in R&D expenses for the three and six-month periods ended June 30, 2023 compared to the corresponding periods in 2022 were largely due to increased labor-related costs and higher regulatory costs.

Impairment Charges. For the three and six-month periods ended June 30, 2023, we recorded impairment charges of $270 thousand due to the acquisition and subsequent write-off of our equity investment in Bluegrass. For the six-month period ended June 30, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2023, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $1.1 million and $1.6 million, respectively, compared to contingent consideration expense of $1.2 million and $3.8 million for the three and six-month periods ended June 30, 2022, respectively. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three and six-month periods ended June 30, 2023, we recognized $1.6 million in acquired in-process research and development costs primarily associated with the assets we acquired from ART on May 1, 2023. For the three and six-month periods ended June 30, 2022, we recognized $6.7 million in acquired in-process research and development costs primarily associated with our acquisition of Restore Endosystems, LLC (“Restore Endosystems”).

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Income
Cardiovascular	$26,464	$21,275	$50,398	$34,401
Endoscopy	2,348	1,981	4,797	4,088
Total operating income	$28,812	$23,256	$55,195	$38,489

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2023 was $26.5 million, compared to cardiovascular operating income in the corresponding period of 2022 of $21.3 million. The increase in cardiovascular operating income during the three-month period ended June 30, 2023 compared to the corresponding period of 2022 was primarily a result of higher sales ($311.3 million compared to $286.7 million) and higher gross margin, lower acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses.

Our cardiovascular operating income for the six-month period ended June 30, 2023 was $50.4 million, compared to cardiovascular operating income in the corresponding period of 2022 of $34.4 million. The increase in cardiovascular operating income during the six-month period ended June 30, 2023 compared to the corresponding period of 2022 was primarily a result of higher sales ($599.3 million compared to $553.6 million) and higher gross margin, lower impairment charges, lower contingent consideration expense, and lower acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2023 was $2.3 million, compared to endoscopy operating income of $2.0 million for the corresponding period of 2022. Our endoscopy operating income for the six-month period ended June 30, 2023 was $4.8 million, compared to endoscopy operating income of $4.1 million for the corresponding period of 2022. The increase in endoscopy operating income for the three and six-month periods ended June 30, 2023 compared to the corresponding periods of 2022 was primarily a result of increased sales and gross margin, offset partially by higher SG&A expenses.

Other Expense – Net

Our other expense for the three-month periods ended June 30, 2023 and 2022 was $3.9 million and $2.6 million, respectively. The change in other expense was primarily related to an increase in interest expense associated with increased borrowings and rising interest rates, increased expense associated with realized and unrealized foreign currency losses, partially offset by a $1.3 million loss on the divestiture of the STD Pharmaceutical business in 2022.

Our other expense for the six-month periods ended June 30, 2023 and 2022 was $4.8 million and $3.6 million, respectively. The change in other expense was primarily related to an increase in interest expense associated with increased borrowings and rising interest rates, partially offset by decreased expense associated with realized and unrealized foreign currency losses and a $1.3 million loss on the divestiture of the STD Pharmaceutical business in 2022.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2023 and 2022 was a tax expense of $4.7 million and $5.4 million, respectively, which resulted in an effective tax rate of 18.7% and 26.1%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2023 and 2022 was a tax expense of $9.5 million and $9.0 million, respectively, which resulted in an effective tax rate of 18.8% and 25.9%, respectively. The decrease in the effective income tax rate for the three and six-month periods ended June 30, 2023, when compared to the prior-year periods, was primarily due to increased benefit from discrete items such as share-based compensation and deferred compensation, as well as foreign tax credit utilization. The change in income tax expense when compared to the prior-year periods was primarily due to differences in pre-tax book income.

Net Income

Our net income for the three-month periods ended June 30, 2023 and 2022 was $20.2 million and $15.3 million, respectively. The increase in our net income for the three-month period ended June 30, 2023 was primarily the result of higher sales, higher gross margins as a percentage of sales, and lower acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses.

Our net income for the six-month periods ended June 30, 2023 and 2022 was $40.9 million and $25.8 million, respectively. The increase in our net income for the six-month period ended June 30, 2023 was the result of several principal factors, including higher sales, improved gross margins as a percentage of sales, lower impairment charges and lower acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of June 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $404.9 million and $308.4 million, respectively, and we had cash, cash equivalents and restricted cash of $74.2 million and $60.6 million, respectively, of which $51.3 million and $49.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2023, and December 31, 2022, we had cash, cash equivalents and restricted cash of $26.2 million and $26.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $31.8 million and $50.8 million during the six-month periods ended June 30, 2023 and 2022, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $40.9 million and $25.8 million for the six-month periods ended June 30, 2023 and 2022, respectively.
●	Cash used for inventories was $(35.5) million and $(14.8) million for the six-month periods ended June 30, 2023 and 2022, respectively. The increase in inventory was associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash paid for income taxes was $(17.8) million and $(7.9) million for the six-month periods ended June 30, 2023 and 2022, respectively, due primarily due to increases in income before tax.

Cash flows used in investing activities. We used cash in investing activities of $157.8 million and $23.3 million for the six-month periods ended June 30, 2023 and 2022, respectively. We used cash for capital expenditures of property and equipment of $18.6 million and $16.8 million in the six-month periods ended June 30, 2023 and 2022, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2023 for property and equipment.

Cash outflows invested in acquisitions for the six-month period ended June 30, 2023 were $138.3 million and were primarily related to payments in our asset purchase agreements with AngioDynamics ($100 million), Bluegrass ($32.7 million) and ART ($1.5 million), and our investment in Solo Pace ($4.0 million). Cash outflows invested in acquisitions for the six-month period ended June 30, 2022 were approximately $4.7 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems and our additional equity investment in Fluidx Medical Technology, LLC of $1.4 million.

Cash flows used in financing activities. Cash provided by (used in) financing activities for the six-month periods ended June 30, 2023 and 2022 was $141.0 million and $(27.4) million, respectively. During the six-month period ended June 30, 2023 we increased our net borrowings by approximately $141.8 million to finance the acquisitions of AngioDynamics and Bluegrass. During the six-month period ended June 30, 2022 we increased our net borrowings by approximately $3.1 million to partially finance the payment of contingent consideration of $34.6 million, principally related to our acquisition of Cianna Medical and payment of the final sales milestone to Vascular Insights, LLC.

As of June 30, 2023, we had outstanding borrowings of $340.0 million and issued letter of credit guarantees of $3.2 million under the Fourth Amended Credit Agreement, with additional available borrowings of approximately $507 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of June 30, 2023 was a fixed rate of 2.64% with respect to $75 million of the principal amount as a result of an interest rate swap and a variable floating rate of 6.15% with respect to $265.0 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million.

We currently believe that our existing cash balances, anticipated future cash flows from operations and borrowings under the Fourth Amended Credit Agreement will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds will likely be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2023 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2022 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2022 Annual Report on Form 10-K. In the six-month period ended June 30, 2023, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

We have completed a series of significant acquisitions and, continue to evaluate other potential acquisitions and strategic transactions, certain of which may also be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other strategic transactions. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own, including sales models related to capital equipment. Our efforts to integrate acquisitions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. For example, in May and June 2023 we completed the acquisitions of substantially all the assets of Bluegrass and a portfolio of dialysis catheter products and the BioSentry Biopsy Tract Sealant System from AngioDynamics, respectively. Our integrations of the acquired assets are in their early stages and substantial risks and uncertainties exist with respect to our ability to achieve the operating and financial results, product and market development and other benefits we have projected with respect to the acquisitions. Among other challenges, these acquisitions will require us to transfer the manufacturing operations conducted with respect to the acquired assets, develop new manufacturing capabilities, enhance and expand our sales and marketing capabilities and extend the capacities of our regulatory, and research and development groups. There is no certainty that we will be able to effectively integrate, manufacture, market or commercialize the acquired assets. We could also face other challenges associated with completed or prospective acquisitions, which we may not currently anticipate.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation*
3.2	Third Amended and Restated Bylaws*
10.1

Form of Restricted Stock Unit Award Agreement, dated May 18, 2023, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, and Lynne N. Ward.†

10.2

Fouth Amended and Restated Credit Agreement by and Among Merit Medical Systems, Inc. as Borrower and the Lenders referred to herein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, U.S. Bank National Association and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association, U.S Bank National Association and Truist Bank as Co-Syndication Agents and TD Bank, N.A., as Documentation Agent dated June 6, 2023.

10.3	Asset Purchase Ageement, dated June 8, 2023, by and among Merit Medical Systems, Inc. and AngioDynamics, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: July 28, 2023	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: July 28, 2023	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer