Form 10-Q
period 2023-09-30
MERIT MEDICAL SYSTEMS INC
filed 2023-10-26
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of October 24, 2023
Common Stock, no par value	57,750,462

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2023	2022
	(unaudited)
Current assets:
Cash and cash equivalents	$58,673	$58,408
Trade receivables — net of allowance for credit losses — 2023 — $8,721 and 2022 — $8,423	167,824	164,677
Other receivables	13,576	12,992
Inventories	303,923	265,991
Prepaid expenses and other current assets	27,954	22,324
Prepaid income taxes	3,936	3,913
Income tax refund receivables	9,432	779
Total current assets	585,318	529,084

Property and equipment:
Land and land improvements	26,017	25,940
Buildings	190,825	189,148
Manufacturing equipment	313,600	299,089
Furniture and fixtures	66,451	61,128
Leasehold improvements	53,208	49,673
Construction-in-progress	60,492	61,269
Total property and equipment	710,593	686,247
Less accumulated depreciation	(327,267)	(303,271)
Property and equipment — net	383,326	382,976

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2023 — $308,889 and 2022 — $274,570	296,349	237,522
Other — net of accumulated amortization — 2023 — $76,909 and 2022 — $69,780	43,844	38,350
Goodwill	381,052	359,821
Deferred income tax assets	6,438	6,599
Right-of-use operating lease assets	63,633	65,262
Other assets	48,545	44,352
Total other assets	839,861	751,906

Total assets	$1,808,505	$1,663,966

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022
	(unaudited)
Current liabilities:
Trade payables	$48,862	$68,504
Accrued expenses	119,291	123,189
Current portion of long-term debt	3,750	11,250
Short-term operating lease liabilities	11,688	11,005
Income taxes payable	3,542	6,697
Total current liabilities	187,133	220,645

Long-term debt	282,370	186,759
Deferred income tax liabilities	18,458	18,462
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	15,508	15,264
Deferred credits	1,631	1,708
Long-term operating lease liabilities	57,455	59,736
Other long-term obligations	13,806	14,736
Total liabilities	578,620	519,569

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of September 30, 2023 - 57,746 and December 31, 2022 - 57,306	695,181	675,174
Retained earnings	547,555	480,773
Accumulated other comprehensive loss	(12,851)	(11,550)
Total stockholders’ equity	1,229,885	1,144,397

Total liabilities and stockholders’ equity	$1,808,505	$1,663,966

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$315,230	$287,175	$932,851	$857,566
Cost of sales	173,031	158,602	499,508	473,019
Gross profit	142,199	128,573	433,343	384,547

Operating expenses:
Selling, general and administrative	86,854	89,780	277,925	259,282
Research and development	19,646	19,221	61,089	55,074
Impairment charges	—	—	270	1,672
Contingent consideration expense	562	915	2,177	4,702
Acquired in-process research and development	—	—	1,550	6,671
Total operating expenses	107,062	109,916	343,011	327,401

Income from operations	35,137	18,657	90,332	57,146

Other income (expense):
Interest income	181	116	533	316
Interest expense	(4,841)	(1,831)	(10,534)	(4,180)
Other income (expense) — net	(255)	660	291	(808)
Total other expense — net	(4,915)	(1,055)	(9,710)	(4,672)

Income before income taxes	30,222	17,602	80,622	52,474

Income tax expense	4,388	2,330	13,840	11,359

Net income	$25,834	$15,272	$66,782	$41,115

Earnings per common share
Basic	$0.45	$0.27	$1.16	$0.73
Diluted	$0.44	$0.27	$1.14	$0.71

Weighted average shares outstanding
Basic	57,682	56,835	57,525	56,707
Diluted	58,375	57,586	58,345	57,573

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$25,834	$15,272	$66,782	$41,115
Other comprehensive income:
Cash flow hedges	(539)	3,850	1,192	13,182
Income tax benefit (expense)	129	(942)	(286)	(3,226)
Foreign currency translation adjustment	(2,914)	(9,003)	(2,190)	(18,775)
Income tax benefit (expense)	17	85	(17)	81
Total other comprehensive loss	(3,307)	(6,010)	(1,301)	(8,738)
Total comprehensive income	$22,527	$9,262	$65,481	$32,377

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	681,108	501,476	(10,929)	1,171,655
Net income			20,245		20,245
Other comprehensive income				1,385	1,385
Stock-based compensation expense		4,980			4,980
Options exercised	128	5,154			5,154
Issuance of common stock under Employee Stock Purchase Plan	4	281			281
Shares issued from time-vested restricted stock units	30	—			—
Balance — June 30, 2023	57,634	691,523	521,721	(9,544)	1,203,700
Net income			25,834		25,834
Other comprehensive loss				(3,307)	(3,307)
Stock-based compensation expense		5,206			5,206
Options exercised	247	7,555			7,555
Issuance of common stock under Employee Stock Purchase Plan	4	237			237
Shares surrendered in exchange for payment of payroll tax liabilities	(53)	(3,531)			(3,531)
Shares surrendered in exchange for exercise of stock options	(86)	(5,809)			(5,809)
Balance — September 30, 2023	57,746	$695,181	$547,555	$(12,851)	$1,229,885

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			10,545		10,545
Other comprehensive income				1,338	1,338
Stock-based compensation expense		4,212			4,212
Options exercised	52	1,320			1,320
Issuance of common stock under Employee Stock Purchase Plan	5	320			320
Shares issued from time-vested restricted stock units	44	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(16)	(1,015)			(1,015)
Balance — March 31, 2022	56,655	646,370	416,802	(6,653)	1,056,519
Net income			15,298		15,298
Other comprehensive loss				(4,066)	(4,066)
Stock-based compensation expense		3,952			3,952
Options exercised	58	1,303			1,303
Issuance of common stock under Employee Stock Purchase Plan	6	301			301
Shares issued from time-vested restricted stock units	26	—			—
Balance — June 30, 2022	56,745	651,926	432,100	(10,719)	1,073,307
Net income			15,272		15,272
Other comprehensive loss				(6,010)	(6,010)
Stock-based compensation expense		3,893			3,893
Options exercised	201	4,141			4,141
Issuance of common stock under Employee Stock Purchase Plan	5	246			246
Shares surrendered in exchange for payment of payroll tax liabilities	(18)	(1,110)			(1,110)
Shares surrendered in exchange for exercise of stock options	(15)	(898)			(898)
Balance — September 30, 2022	56,918	$658,198	$447,372	$(16,729)	$1,088,841

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,782	$41,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,359	61,312
Loss on disposition of business	—	1,389
Loss on sale or abandonment of property and equipment	4,761	196
Write-off of certain intangible assets and other long-term assets	461	1,733
Acquired in-process research and development	1,550	6,671
Amortization of right-of-use operating lease assets	8,621	7,819
Adjustments related to contingent consideration liabilities	2,177	2,888
Amortization of deferred credits	(78)	(81)
Amortization of long-term debt issuance costs	744	453
Stock-based compensation expense	15,346	13,691
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(3,852)	(9,063)
Other receivables	(1,040)	5,669
Inventories	(34,426)	(30,735)
Prepaid expenses and other current assets	(72)	(4,186)
Prepaid income taxes	(24)	—
Income tax refund receivables	(8,682)	(1,713)
Other assets	(719)	1,848
Trade payables	(20,332)	9,752
Accrued expenses	(599)	(8,861)
Income taxes payable	(3,431)	(1,374)
Deferred compensation payable	245	(3,325)
Operating lease liabilities	(8,573)	(8,406)
Other long-term obligations	(2,318)	(509)
Total adjustments	16,118	45,168
Net cash, cash equivalents, and restricted cash provided by operating activities	82,900	86,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(27,151)	(32,539)
Intangible assets	(1,756)	(1,909)
Proceeds from the sale of property and equipment	181	63
Payments from disposition of business	—	(971)
Cash paid in acquisitions, net of cash acquired	(138,278)	(4,712)
Net cash, cash equivalents, and restricted cash used in investing activities	$(167,004)	$(40,068)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$11,446	$6,733
Proceeds from issuance of long-term debt	480,499	172,336
Payments on long-term debt	(391,624)	(198,593)
Long-term debt issuance costs	(5,240)	—
Contingent payments related to acquisitions	(3,502)	(32,862)
Payment of taxes related to an exchange of common stock	(5,123)	(2,125)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	86,456	(54,511)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,181)	(5,862)
Net increase (decrease) in cash, cash equivalents and restricted cash	171	(14,158)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	60,558	67,750
End of period	$60,729	$53,592

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	58,673	51,481
Restricted cash reported in prepaid expenses and other current assets	2,056	2,111
Total cash, cash equivalents and restricted cash	$60,729	$53,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $941 and $565, respectively)	$9,572	$4,087
Income taxes	24,875	14,013

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$4,613	$1,899
Acquisition purchases in accrued expenses and other long-term obligations	3,674	4,526
Merit common stock surrendered (86 and 15 shares, respectively) in exchange for exercise of stock options	5,809	898
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	7,560	8,948

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2023 and 2022 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2023 and December 31, 2022, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three and nine-month periods ended September 30, 2023 and 2022 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

2.   Recently Adopted Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. During the quarter ended June 30, 2023, we transitioned our interest rate swap agreement to reference the Secured Overnight Financing Rate (“SOFR”) in connection with reference rate reform and adopted certain optional expedients provided in ASU 2020-04 in relation to contract modifications and hedge accounting that allowed us to continue hedge accounting for our interest rate swap cash flow hedges (see Note 9). The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographical region for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$78,617	$49,768	$128,385	$67,200	$43,498	$110,698
Cardiac Intervention	36,593	52,513	89,106	33,194	53,654	86,848
Custom Procedural Solutions	29,602	19,022	48,624	27,078	18,614	45,692
OEM	34,207	5,762	39,969	29,425	6,286	35,711
Total	179,019	127,065	306,084	156,897	122,052	278,949

Endoscopy
Endoscopy Devices	8,486	660	9,146	7,674	552	8,226

Total	$187,505	$127,725	$315,230	$164,571	$122,604	$287,175

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$219,257	$148,820	$368,077	$195,095	$132,331	$327,426
Cardiac Intervention	106,588	161,621	268,209	95,652	162,257	257,909
Custom Procedural Solutions	85,556	60,153	145,709	80,951	60,096	141,047
OEM	101,341	21,999	123,340	87,269	18,904	106,173
Total	512,742	392,593	905,335	458,967	373,588	832,555

Endoscopy
Endoscopy Devices	25,705	1,811	27,516	23,270	1,741	25,011

Total	$538,447	$394,404	$932,851	$482,237	$375,329	$857,566

4.   Acquisitions. On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this acquisition as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were approximately $7.3 and $8.3 million for the three and nine-month periods ended September 30, 2023, respectively. It is not practical to separately report earnings related to the acquisition, as we cannot split out sales costs related solely to the products acquired, principally because our sales representatives sell multiple products within our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $0.1 million and $4.9 million for the three and nine-month periods ended September 30, 2023, respectively. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Prepaid expenses	$2,000
Inventories	5,254
Property and equipment	108
Intangible assets
Developed technology	65,200
Trademarks	4,000
Customer list	5,800
Goodwill	17,638
Total net assets acquired	$100,000

We are amortizing the AngioDynamics developed technology intangible assets over nine years, the trademark intangible assets over 11 years, and the customer list intangible asset on an accelerated basis over ten years. We have estimated the weighted average life of the intangible assets acquired from AngioDynamics to be 10.5 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects to our consolidated results of operations of the AngioDynamics acquisition are not material in relation to reported sales and it was deemed impracticable to obtain information to determine earnings associated with the acquired product lines which represent only a small portion of the product lines of a large, consolidated company without standalone financial information.

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass Vascular Technologies, Inc. (“Bluegrass”), for a purchase price of $32.7 million. Prior to the acquisition, we held an equity investment of 1,251,878 Bluegrass common shares representing approximately 19.5% ownership in Bluegrass. The fair value of this previously-held equity investment of approximately $245,000 is included in the purchase price allocation. We accounted for this acquisition as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which were included in selling, general and administrative expenses in the accompanying consolidated statements of income, were not material. The purchase price was preliminarily allocated as follows (in thousands):

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

On May 1, 2023, we entered into an asset purchase agreement to acquire certain assets from Advanced Radiation Therapy, LLC (“ART”), related to intellectual property rights for soft tissue markers. The total purchase price of the ART assets included an up-front payment of $750,000, a deferred payment of $750,000 payable upon the first to occur of (1) shipment and installation of two commercial production winders used to manufacture the product or (2) 30 days after delivery of the winders to Merit, and, a deferred payment of $500,000 payable upon regulatory approval from the U.S. Food and Drug Administration for Merit to commence commercialization, marketing and sale of the product in the United States. We have accounted for this transaction as an asset purchase and recorded $1.5 million of acquired in-process research and development expense associated with the upfront payment and completion of the milestone related to the installation of the commercial production winders. The payments are reported within operating expenses because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

We entered into a stock purchase agreement on January 11, 2023, and an exclusive distribution agreement on April 5, 2023, with Solo Pace Inc. ("Solo Pace”), owner and developer of a temporary external pulse generator and grounding pad with associated remote control module. Pursuant to these agreements, we paid $4.0 million to acquire (a) shares of Series Seed-1 Preferred Stock of Solo Pace, (b) an option to purchase the outstanding equity of Solo Pace within the earlier of five years after product commercialization or within 120 days after the twelve-month period wherein sales of the Solo Pace product exceed $6.0 million, and (c) exclusive rights to distribute the Solo Pace product upon commercialization. The shares of Solo Pace stock have been reflected within other assets in the accompanying consolidated balance sheets. Our investment in Solo Pace represents an ownership of approximately 19% of its outstanding capital stock and has been recorded as an equity investment accounted for at cost because the equity interest does not have a readily determinable fair value and because we are not able to exercise significant influence over the operations of Solo Pace.

5. Inventories. Inventories at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$156,074	$147,051
Work-in-process	34,092	29,534
Raw materials	113,757	89,406
Total inventories	$303,923	$265,991

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the nine-month period ended September 30, 2023 is detailed as follows (in thousands):

2023
Goodwill balance at January 1	$359,821
Effect of foreign exchange	(305)
Additions and adjustments as the result of acquisitions	21,536
Goodwill balance at September 30	$381,052

Total accumulated goodwill impairment losses aggregated $8.3 million as of September 30, 2023 and December 31, 2022, respectively. We did not have any goodwill impairments for the nine-month periods ended September 30, 2023 or 2022. The total goodwill balances as of September 30, 2023 and December 31, 2022 were related to our cardiovascular segment.

Other intangible assets at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$30,969	$(12,657)	$18,312
Distribution agreements	3,250	(2,868)	382
License agreements	11,128	(8,076)	3,052
Trademarks	35,119	(19,998)	15,121
Customer lists	40,287	(33,310)	6,977
Total	$120,753	$(76,909)	$43,844

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,445	$(10,203)	$19,242
Distribution agreements	3,250	(2,715)	535
License agreements	11,109	(7,250)	3,859
Trademarks	30,221	(17,863)	12,358
Customer lists	34,105	(31,749)	2,356
Total	$108,130	$(69,780)	$38,350

Aggregate amortization expense for the three and nine-month periods ended September 30, 2023 was $15.4 million and $41.1 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2022 was $12.1 million and $36.3 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment in any intangible assets based on our qualitative assessment for the nine-month period ended September 30, 2023.

For the nine-month period ended September 30, 2022, we identified indicators of impairment associated with certain acquired intangible assets based on our qualitative assessment, which led us to complete an interim quantitative impairment assessment. The primary indicator of impairment was our divestiture of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited. On April 30, 2022, we completed the divestiture of Fibrovein Holdings Limited, in exchange for the termination of our obligations arising from the acquisition and the purchaser’s agreement to make potential future payments upon a qualifying disposition of the STD Pharmaceutical business. We recorded an impairment charge for the carrying value of $1.7 million of intangible assets during the nine months ended September 30, 2022, all of which pertained to our cardiovascular segment.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2023 (in thousands):

Estimated Amortization Expense
Remaining 2023	$15,764
2024	59,656
2025	57,661
2026	46,955
2027	43,774

7.   Income Taxes. Our provision for income taxes for the three-month periods ended September 30, 2023 and 2022 was a tax expense of $4.4 million and $2.3 million, respectively, which resulted in an effective tax rate of 14.5% and 13.2%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2023 and 2022 was a tax expense of $13.8 million and $11.4 million, respectively, which resulted in an effective tax rate of 17.2% and 21.6%, respectively. The increase in the income tax expense for the three and nine-month periods ended September 30, 2023, when compared to the respective prior-year periods, and the corresponding increase in the effective income tax rate for the three month period ended September 30, 2023, when compared to the prior-year period, was primarily due to increased pre-tax book income and decreased benefit from discrete items such as share-based compensation. The decrease in the effective income tax rate for the nine-month period ended September 30, 2023, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as contingent liabilities and deferred compensation, as well as decreased foreign inclusions. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other non-deductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules.

8.   Revolving Credit Facility and Long-Term Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loans	$149,063	$124,688
Revolving credit loans	138,000	73,500
Less unamortized debt issuance costs	(943)	(179)
Total long-term debt	286,120	198,009
Less current portion	3,750	11,250
Long-term portion	$282,370	$186,759

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

Term loans made under the Fourth Amended Credit Agreement bear interest, at our election, at either (i) the Base Rate (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement) or, (ii) Adjusted Term SOFR (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin or (d) Adjusted Daily Simple SONIA (as defined in the Fourth Amended Credit Agreement) plus the Applicable Margin. Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

We believe we were in compliance with all covenants set forth in the Fourth Amended Credit Agreement as of September 30, 2023.

As of September 30, 2023, we had outstanding borrowings of $287.1 million and issued letter of credit guarantees of $3.8 million under the Fourth Amended Credit Agreement, with additional available borrowings of approximately $558 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of September 30, 2023 was a fixed rate of 2.89% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9), and a variable floating rate of 6.67% with respect to $212.1 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Future minimum principal payments on our long-term debt, as of September 30, 2023, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2023	$938
2024	3,750
2025	5,625
2026	7,500
2027	9,375
2028	259,875
Total future minimum principal payments	$287,063

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

Derivative Instruments Designated as Cash Flow Hedges

On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $75 million with Wells Fargo. In June 2023, certain terms under the agreement were amended to reflect the transition from LIBOR to SOFR, an alternative reference rate. Under the interest rate swap agreement we fixed the one-month SOFR rate on that portion of our borrowings under the Fourth Amended Credit Agreement at 1.64% for the period from June 1, 2023 to July 31, 2024. The variable portion of the interest rate swap is tied to the one-month SOFR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid.

On September 30, 2023 and December 31, 2022, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap as of September 30, 2023 was an asset of $2.3 million, which was partially offset by $0.6 million in deferred taxes. The fair value of our interest rate swap as of December 31, 2022 was an asset of $3.4 million, partially offset by $0.8 million in deferred taxes.

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

We enter into approximately 100 cash flow foreign currency hedges every month. As of September 30, 2023 and December 31, 2022, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $155.7 million and $87.8 million, respectively.

Derivative Instruments Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. We enter into approximately 50 foreign currency fair value hedges every month. As of September 30, 2023 and December 31, 2022, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $96.0 million and $92.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2023 and December 31, 2022, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Interest rate swaps	Prepaid expenses and other assets	$2,320	$—
Interest rate swaps	Other assets (long-term)	—	3,444
Foreign currency forward contracts	Prepaid expenses and other assets	3,463	3,215
Foreign currency forward contracts	Other assets (long-term)	698	56

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(845)	(1,509)
Foreign currency forward contracts	Other long-term obligations	(238)	(531)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,874	$1,512

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,897)	(1,946)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2023	2022	Location in statements of income	2023	2022	2023	2022
Interest rate swaps	$126	$1,504	Interest expense	$(4,841)	$(1,831)	$685	$94
Foreign currency forward contracts	1,503	3,491	Revenue	315,230	287,175	866	1,491
			Cost of sales	(173,031)	(158,602)	617	(440)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2023	2022	Location in statements of income	2023	2022	2023	2022
Interest rate swaps	$726	$4,507	Interest expense	$(10,534)	$(4,180)	$1,850	$(379)
Foreign currency forward contracts	6,067	8,713	Revenue	932,851	857,566	2,851	1,303
			Cost of sales	(499,508)	(473,019)	900	(886)

As of September 30, 2023, $4.0 million, or $3.0 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of September 30, 2023, $2.3 million, or $1.8 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2023	2022	2023	2022
Foreign currency forward contracts	Other income (expense) — net	$(452)	$1,034	$2,748	$1,212

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2023 and 2022 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$25,834	$15,272	$66,782	$41,115
Average common shares outstanding	57,682	56,835	57,525	56,707
Basic EPS	$0.45	$0.27	$1.16	$0.73

Average common shares outstanding	57,682	56,835	57,525	56,707
Effect of dilutive stock awards	693	751	820	866
Total potential shares outstanding	58,375	57,586	58,345	57,573
Diluted EPS	$0.44	$0.27	$1.14	$0.71

Equity awards excluded as the impact was anti-dilutive (1)	1,242	1,641	1,091	1,612
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of sales
Nonqualified stock options	$367	$150	$1,240	$1,247
Research and development
Nonqualified stock options	488	476	1,329	1,412
Selling, general and administrative
Nonqualified stock options	2,083	2,166	5,304	5,297
Performance-based restricted stock units	1,838	647	4,470	2,719
Restricted stock units	430	454	1,341	1,382
Cash-settled performance-based share-based awards ("Liability Awards")	591	705	1,662	1,634
Total selling, general and administrative	4,942	3,972	12,777	11,032

Stock-based compensation expense before taxes	$5,797	$4,598	$15,346	$13,691

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the nine-month periods ended September 30, 2023 and 2022, we granted stock options representing 401,535 and 203,606 shares of our common stock, respectively. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
	2023	2022
Risk-free interest rate	3.6% - 4.6%	1.4% - 3.4%
Expected option term	4.0 years	4.0 years
Expected dividend yield	—	—
Expected price volatility	44.6% - 47.1%	46.2% - 47.4%

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

As of September 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $22.5 million, which was expected to be recognized over a weighted average period of 2.3 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2023 and 2022, we granted performance stock units which represent up to 286,863 and 120,710 shares of our common stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

Nine Months Ended
September 30,
	2023	2022
Risk-free interest rate	3.9% - 4.6%	1.6% - 2.7%
Performance period	2.8 years	2.6 - 2.8 years
Expected dividend yield	—	—
Expected price volatility	31.4% - 32.6%	38.5% - 46.2%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of September 30, 2023, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $12.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Liability Awards

During the nine-month periods ended September 30, 2023 and 2022, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.3 million and $1.0 million, respectively. These awards entitle him to a target cash payment based upon our relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements.

During the nine-month period ended September 30, 2023, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment probable of being awarded based on the performance metrics.

The fair value of these liability awards is measured at each reporting period until the awards are settled. These awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheet. As of September 30, 2023, the total remaining unrecognized compensation cost related to cash-settled performance-based share-based awards was $3.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

During the nine-month periods ended September 30, 2023 and 2022, we granted restricted stock units to our non-employee directors representing 20,358 and 30,500 shares of our common stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each director are subject to such director’s continued service through the vesting date, which is one year from the date of grant. As of September 30, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $1.1 million, which will be recognized over the remaining vesting period.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales
Cardiovascular	$306,084	$278,949	$905,335	$832,555
Endoscopy	9,146	8,226	27,516	25,011
Total net sales	315,230	287,175	932,851	857,566

Income from operations
Cardiovascular	32,622	17,435	82,966	51,836
Endoscopy	2,515	1,222	7,366	5,310
Total income from operations	35,137	18,657	90,332	57,146

Total other expense — net	(4,915)	(1,055)	(9,710)	(4,672)
Income tax expense	4,388	2,330	13,840	11,359

Net income	$25,834	$15,272	$66,782	$41,115

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$73	$73	$—	$—
Interest rate contract asset, current (2)	$2,320	$—	$2,320	$—
Foreign currency contract assets, current and long-term (3)	$6,035	$—	$6,035	$—
Foreign currency contract liabilities, current and long-term (4)	$(2,980)	$—	$(2,980)	$—
Contingent consideration liabilities	$(4,022)	$—	$—	$(4,022)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$138	$138	$—	—
Interest rate contract asset, long-term (2)	$3,444	$—	$3,444	$—
Foreign currency contract assets, current and long-term (3)	$4,783	$—	$4,783	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,986)	$—	$(3,986)	$—
Contingent consideration liabilities	$(18,073)	$—	$—	$(18,073)
(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is reported within prepaid expenses and other current assets as of September 30, 2023 and other long-term assets as of December 31, 2022 in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid expenses and other current assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$3,581	$17,426	$18,073	$48,234
Contingent consideration expense	563	915	2,177	4,702
Contingent payments made	(122)	(91)	(16,228)	(34,676)
Effect of foreign exchange	—	—	—	(10)
Ending balance	$4,022	$18,250	$4,022	$18,250

As of September 30, 2023, $3.6 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2022, $2.3 million in contingent consideration liability was included in other long-term obligations and $15.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $3.5 million and $32.9 million for the nine-month periods ended September 30, 2023 and 2022, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $12.7 million and $1.8 million for the nine-month period ended September 30, 2023 and 2022, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair value at
	September 30,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$3,534	Discounted cash flow	Discount rate	12% - 16%	14.9%
			Projected year of payments	2023-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2023-2039	2039

Regulatory approval contingent liability	$400	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	50.0%
			Projected year of payment	2023-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,097	Discounted cash flow	Discount rate	14% - 17%	15.7%
			Projected year of payments	2023-2034	2026

Revenue milestones contingent liability	$13,064	Monte Carlo simulation	Discount rate	5.1% - 14.0%	5.2%
			Projected year of payments	2023-2033	2023

Regulatory approval contingent liability	$2,912	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	90%
			Projected year of payment	2023-2030	2024
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties

As a former shareholder of Cianna Medical Inc. (“Cianna Medical”), a former Merit director was eligible for payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical completed in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. During the nine-month period ended September 30, 2023, we made the final contingent payment to Cianna Medical shareholders, including $0.9 million paid to the former Merit director who is a former Cianna Medical shareholder. During the nine-month period ended September 30, 2022, we made aggregate contingent payments of $1.6 million to the former Merit director as a former shareholder of Cianna Medical.

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

Equity Investments. During the nine-month period ended September 30, 2023, we recorded impairment charges of $270,000 associated with our previously-held equity investment in Bluegrass in connection with the Bluegrass asset acquisition completed on May 4, 2023 (see Note 4).

Intangible Assets. During the nine-month period ended September 30, 2023, we had no losses related to acquired intangible assets. During the nine-month period ended September 30, 2022, we recorded an impairment charge of $1.7 million related to the acquired intangible assets from our August 2019 acquisition of STD Pharmaceutical (see Note 6). In addition to the intangible asset impairment, during the three-month period ended June 30, 2022, we recorded a loss within other expense – net of $1.3 million primarily associated with the transfer of net assets of the divested entity including approximately $1.0 million of cash and $1.2 million of inventory, partially offset by a gain of $1.0 million from reclassification of foreign currency translation gains.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $2.4 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an allowance for current expected credit losses of $328,000 and $281,000, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$296	$192	$281	$199
Provision for credit loss expense	32	(6)	47	(13)
Ending balance	$328	$186	$328	$186

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2023 and 2022 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2023	$5,682	$(15,226)	$(9,544)

Other comprehensive income (loss)	1,629	(2,914)	(1,285)
Income taxes	129	17	146
Reclassifications to:
Revenue	(866)		(866)
Cost of sales	(617)		(617)
Interest expense	(685)		(685)
Net other comprehensive loss	(410)	(2,897)	(3,307)

Balance as of September 30, 2023	$5,272	$(18,123)	$(12,851)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2022	$4,584	$(15,303)	$(10,719)

Other comprehensive income (loss)	4,995	(9,003)	(4,008)
Income taxes	(942)	85	(857)
Reclassifications to:
Revenue	(1,491)		(1,491)
Cost of sales	440		440
Interest expense	(94)		(94)
Net other comprehensive income (loss)	2,908	(8,918)	(6,010)

Balance as of September 30, 2022	$7,492	$(24,221)	$(16,729)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income (loss)	6,793	(2,190)	4,603
Income taxes	(286)	(17)	(303)
Reclassifications to:
Revenue	(2,851)		(2,851)
Cost of sales	(900)		(900)
Interest expense	(1,850)		(1,850)
Net other comprehensive income (loss)	906	(2,207)	(1,301)

Balance as of September 30, 2023	$5,272	$(18,123)	$(12,851)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(2,464)	$(5,527)	$(7,991)

Other comprehensive income (loss)	13,220	(17,739)	(4,519)
Income taxes	(3,226)	81	(3,145)
Reclassifications to:
Revenue	(1,303)		(1,303)
Cost of sales	886		886
Interest expense	379		379
Other expense - net		(1,036)	(1,036)
Net other comprehensive income (loss)	9,956	(18,694)	(8,738)

Balance as of September 30, 2022	$7,492	$(24,221)	$(16,729)

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

For the three-month period ended September 30, 2023, we reported sales of $315.2 million, up $28.1 million or 9.8%, compared to sales for the three-month period ended September 30, 2022 of $287.2 million. For the nine-month period ended September 30, 2023, we reported sales of $932.9 million, an increase of $75.3 million or 8.8% compared to sales for the nine-month period ended September 30, 2022 of $857.6 million. Foreign currency fluctuations (net of hedging) increased (decreased) our net sales by $0.2 million and ($7.3) million for the three and nine-month periods ended September 30, 2023, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 45.1% for the three-month period ended September 30, 2023 compared to 44.8% for the three-month period ended September 30, 2022. Gross profit as a percentage of sales increased to 46.5% for the nine-month period ended September 30, 2023 compared to 44.8% for the nine-month period ended September 30, 2022.

Net income for the three-month period ended September 30, 2023 was $25.8 million, or $0.44 per share, compared to net income of $15.3 million, or $0.27 per share, for the three-month period ended September 30, 2022. Net income for the nine-month period ended September 30, 2023 was $66.8 million, or $1.14 per share, compared to net income of $41.1 million, or $0.71 per share, for the nine-month period ended September 30, 2022.

Recent Developments and Trends

In addition to the trends identified in the 2022 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2023 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended September 30, 2023 were driven primarily by stronger than anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in our Europe, Middle East and Africa (“EMEA”) and rest of world (“ROW”) regions.
●	On November 10, 2020, we introduced a corporate transformation initiative known as “Foundations for Growth” with multi-year financial targets for growth and improved profitability. Our dedication to our Foundations for Growth program helped offset inflationary cost pressures in certain raw materials, shipping, and freight expenses.

●	As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $60.7 million and net available borrowing capacity of approximately $558 million.
●	In June 2023, we completed the acquisition of a portfolio of dialysis catheter products and the BioSentry Biopsy Tract Sealant System from AngioDynamics and acquisition of the Surfacer Inside-Out Access Catheter System from Bluegrass.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Gross profit	45.1	44.8	46.5	44.8
Selling, general and administrative expenses	27.6	31.3	29.8	30.2
Research and development expenses	6.2	6.7	6.5	6.4
Impairment charges	—	—	0.0	0.2
Contingent consideration expense	0.2	0.3	0.2	0.5
Acquired in-process research and development expense	—	—	0.2	0.8
Income from operations	11.1	6.5	9.7	6.7
Other expense — net	(1.6)	(0.4)	(1.0)	(0.5)
Income before income taxes	9.6	6.1	8.6	6.1
Net income	8.2	5.3	7.2	4.8

Sales

Sales for the three-month period ended September 30, 2023 increased by 9.8%, or $28.1 million, compared to the corresponding period in 2022. Sales for the nine-month period ended September 30, 2023 increased by 8.8%, or $75.3 million, compared to the corresponding period in 2022. Listed below are the sales by product category within each of our financial reporting segments for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2023	2022	% Change	2023	2022
Cardiovascular
Peripheral Intervention	16.0%	$128,385	$110,698	12.4%	$368,077	$327,426
Cardiac Intervention	2.6%	89,106	86,848	4.0%	268,209	257,909
Custom Procedural Solutions	6.4%	48,624	45,692	3.3%	145,709	141,047
OEM	11.9%	39,969	35,711	16.2%	123,340	106,173
Total	9.7%	306,084	278,949	8.7%	905,335	832,555

Endoscopy
Endoscopy Devices	11.2%	9,146	8,226	10.0%	27,516	25,011

Total	9.8%	$315,230	$287,175	8.8%	$932,851	$857,566

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2023 were $306.1 million, up 9.7% when compared to the corresponding period of 2022 of $278.9 million. Sales for the three-month period ended September 30, 2023 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $17.7 million, or 16.0%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our access, biopsy, radar localization, drainage, angiography, delivery systems, and intervention products.
(b)	Cardiac intervention products, which increased by $2.3 million, or 2.6%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our access, hemostasis, and angiography products, offset partially by decreased sales of our intervention products.
(c)	Custom procedural solutions products, which increased by $2.9 million, or 6.4%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of our procedure trays.
(d)	OEM products, which increased by $4.3 million, or 11.9%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our angiography, coatings, cardiac rhythm management/electrophysiology (“CRM/EP”), intervention, access, and kits, offset partially by decreased sales of our fluid management products.

Our cardiovascular sales for the nine-month period ended September 30, 2023 were $905.3 million, up 8.7% when compared to the corresponding period of 2022 of $832.6 million. Sales for the nine-month period ended September 30, 2023 were favorably affected by increased sales of:

(a)

Peripheral intervention products, which increased by $40.7 million, or 12.4%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our access, radar localization, drainage, biopsy, angiography, delivery systems, and embolotherapy products, offset partially by decreased sales of our vertebral compression fracture products.

(b)

Cardiac intervention products, which increased by $10.3 million, or 4.0%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our angiography, access, hemostasis, and CRM/EP products, offset partially by decreased sales of our intervention products.

(c)

Custom procedural solutions products, which increased by $4.7 million, or 3.3%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits, offset partially by decreased sales of our procedure trays.

(d)

OEM products, which increased by $17.2 million, or 16.2%, from the corresponding period of 2022. This increase was driven primarily by increased sales of our CRM/EP, kits, coatings, angiography, and intervention products, offset partially by decreased sales of our fluid management products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2023 were $9.1 million, up 11.2% when compared to sales in the corresponding period of 2022 of $8.2 million. Sales for the three-month period ended September 30, 2023 compared to the corresponding period in 2022 were favorably affected by increased sales of our EndoMAXX® fully covered esophageal stent, AEROmini Tracheobronchial Stent, Elation® Pulmonary Balloon Dilator, and other stents, offset partially by decreased sales of our probes.

Our endoscopy sales for the nine-month period ended September 30, 2023 were $27.5 million, up 10.0%, when compared to sales in the corresponding period of 2022 of $25.0 million. Sales for the nine-month period ended September 30, 2023 were favorably affected by increased sales of our EndoMAXX fully covered esophageal stent, Elation Pulmonary Balloon Dilator, AEROmini Tracheobronchial Stent, and BIG60F Alpha™ inflation device, offset partially by decreased sales of our probes.

Geographic Sales

Listed below are sales by geography for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2023	2022	% Change	2023	2022
United States	13.9%	$187,505	$164,571	11.7%	$538,447	$482,237
International	4.2%	127,725	122,604	5.1%	394,404	375,329
Total	9.8%	$315,230	$287,175	8.8%	$932,851	$857,566

United States Sales. U.S. sales for the three-month period ended September 30, 2023 were $187.5 million, or 59.5% of net sales, up 13.9% when compared to the corresponding period of 2022. U.S. sales for the nine-month period ended September 30, 2023 were $538.4 million, or 57.7% of net sales, up 11.7% when compared to the corresponding period of 2022. The increase in our domestic sales was driven primarily by our U.S. Direct and OEM operations.

International Sales. International sales for the three-month period ended September 30, 2023 were $127.7 million, or 40.5% of net sales, up 4.2% when compared to the corresponding period of 2022 of $122.6 million. The increase in our international sales for the three-month period ended September 30, 2023, compared to the corresponding period of 2022 included increased sales in our EMEA operations of $3.1 million or 6.0% and in our ROW operations of $2.3 million or 22.4%, offset partially by decreased sales in our Asia Pacific (“APAC”) operations of ($0.3) million or (0.6%).

International sales for the nine-month period ended September 30, 2023 were $394.4 million, or 42.3% of net sales, up 5.1% when compared to the corresponding period of 2022 of $375.3 million. The increase in our international sales for the nine-month period ended September 30, 2023, compared to the nine-month period ended September 30, 2022, included increased sales in our EMEA operations of $12.1 million or 7.6%, in our ROW operations of $3.5 million or 11.0%, and in our APAC operations of $3.4 million or 1.9%.

Gross Profit

Our gross profit as a percentage of sales increased to 45.1% for the three-month period ended September 30, 2023, compared to 44.8% for the three-month period ended September 30, 2022. The increase in gross profit percentage was primarily due to increased sales combined with favorable changes in standard cost and product mix and lower freight costs as a percentage of sales.

Our gross profit as a percentage of sales increased to 46.5% for the nine-month period ended September 30, 2023, compared to  44.8% for the nine-month period ended September 30, 2022. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in standard cost and product mix, favorable manufacturing variances from efficiencies gained in our Foundations for Growth program and lower freight costs as a percentage of sales.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased ($2.9) million, or (3.3)%, for the three-month period ended September 30, 2023 compared to the corresponding period of 2022. As a percentage of sales, SG&A expenses were 27.6% for the three-month period ended September 30, 2023, compared to 31.3% for the corresponding period of 2022. For the three-month period ended September 30, 2023, SG&A expenses decreased compared to the corresponding period of 2022, primarily due to a decrease in consulting costs in connection with the Foundations for Growth program, offset partially by increased travel as restrictions continue to lift post-COVID 19 pandemic and increased amortization expense associated with acquisitions.

SG&A expenses increased $18.6 million, or 7.2%, for the nine-month period ended September 30, 2023 compared to the corresponding period of 2022. As a percentage of sales, SG&A expenses were 29.8% for the nine-month period ended September 30, 2023, compared to 30.2% for the corresponding period of 2022. For the nine-month period ended

September 30, 2023, SG&A expenses increased compared to the corresponding period of 2022 primarily due to increased labor-related costs associated with headcount, increased loss for disposal of equipment associated with restructuring, increased travel associated with acquisitions and restrictions continuing to lift post-COVID 19 pandemic, as well as increased marketing costs to promote sales, offset partially by a decrease in consulting costs in connection with the Foundations for Growth program.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended September 30, 2023 were $19.6 million, up 2.2%, when compared to R&D expenses in the corresponding period of 2022 of $19.2 million. R&D expenses for the nine-month period ended September 30, 2023 were $61.1 million, up 10.9%, when compared to R&D expenses in the corresponding period of 2022 of $55.1 million. The increases in R&D expenses for the three and nine-month periods ended September 30, 2023 compared to the corresponding periods in 2022 were largely due to increased labor-related costs, increased costs associated with clinical trials and R&D development projects, and for the nine-month period ended September 30, 2023, higher regulatory costs.

Impairment Charges. For the three-month periods ended September 30, 2023 and 2022, we recognized no impairment charges. For the nine-month period ended September 30, 2023, we recorded impairment charges of $270 thousand due to the acquisition and subsequent write-off of our equity investment in Bluegrass. For the  nine-month period ended September 30, 2022, we recorded impairment charges of $1.7 million of intangible assets due to the divestiture of the STD Pharmaceutical business, which we completed on April 30, 2022.

Contingent Consideration Expense. For the three and nine-month periods ended September 30, 2023, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.6 million and $2.2 million, respectively, compared to contingent consideration expense of $0.9 million and $4.7 million for the three and nine-month periods ended September 30, 2022, respectively. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three-month periods ended September 30, 2023 and 2022, we recognized no acquired in-process research and development costs. For the nine-month period ended September 30, 2023 we recognized $1.6 million in acquired in-process research and development costs primarily associated with the assets we acquired from ART on May 1, 2023. For the nine-month period ended September 30, 2022, we recognized $6.7 million in acquired in-process research and development costs primarily associated with our acquisition of Restore Endosystems, LLC (“Restore Endosystems”).

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Income
Cardiovascular	$32,622	$17,435	$82,966	$51,836
Endoscopy	2,515	1,222	7,366	5,310
Total operating income	$35,137	$18,657	$90,332	$57,146

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended September 30, 2023 was $32.6 million, compared to cardiovascular operating income in the corresponding period of 2022 of $17.4 million. The increase in cardiovascular operating income during the three-month period ended September 30, 2023 compared to the corresponding period of 2022 was primarily a result of higher sales ($306.1 million compared to $278.9 million), higher gross margin and lower SG&A and acquired in-process research and development charges, partially offset by higher R&D expenses.

Our cardiovascular operating income for the nine-month period ended September 30, 2023 was $83.0 million, compared to cardiovascular operating income in the corresponding period of 2022 of $51.8 million. The increase in cardiovascular operating income during the nine-month period ended September 30, 2023 compared to the corresponding period of 2022 was primarily a result of higher sales ($905.3 million compared to $832.6 million), higher gross margin, lower impairment charges, lower contingent consideration expense, and lower acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended September 30, 2023 was $2.5 million, compared to endoscopy operating income of $1.2 million for the corresponding period of 2022. Our endoscopy operating income for the nine-month period ended September 30, 2023 was $7.4 million, compared to endoscopy operating income of $5.3 million for the corresponding period of 2022. The increase in endoscopy operating income for the three and nine-month periods ended September 30, 2023 compared to the corresponding periods of 2022 was primarily a result of increased sales and gross margin, offset partially by higher SG&A expenses.

Other Expense – Net

Our other expense for the three-month periods ended September 30, 2023 and 2022 was $4.9 million and $1.1 million, respectively. The change in other expense was primarily related to an increase in interest expense associated with increased borrowings and rising interest rates.

Our other expense for the nine-month periods ended September 30, 2023 and 2022 was $9.7 million and $4.7 million, respectively. The change in other expense was primarily related to an increase in interest expense associated with increased borrowings and rising interest rates, partially offset by a $1.3 million loss on the divestiture of the STD Pharmaceutical business in 2022.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2023 and 2022 was a tax expense of $4.4 million and $2.3 million, respectively, which resulted in an effective tax rate of 14.5% and 13.2%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2023 and 2022 was a tax expense of $13.8 million and $11.4 million, respectively, which resulted in an effective tax rate of 17.2% and 21.6%, respectively. The increase in the income tax expense for the three and nine-month periods ended September 30, 2023, when compared to the respective prior year periods, and the corresponding increase in the effective income tax rate for the three-month period ended September 30, 2023, when compared to the prior-year period, was primarily due to increased pre-tax book income and decreased tax benefit from discrete items such as share-based compensation. The decrease in the effective income tax rate for the nine-month period ended September 30, 2023, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as contingent liabilities and deferred compensation, as well as decreased foreign inclusions.

Net Income

Our net income for the three-month periods ended September 30, 2023 and 2022 was $25.8 million and $15.3 million, respectively. The increase in our net income for the three-month period ended September 30, 2023 was primarily the result of higher sales, higher gross margin as a percentage of sales, and lower SG&A expenses, partially offset by higher R&D expenses and higher income tax expense.

Our net income for the nine-month periods ended September 30, 2023 and 2022 was $66.8 million and $41.1 million, respectively. The increase in our net income for the nine-month period ended September 30, 2023 was the result of several principal factors, including higher sales, higher gross margin as a percentage of sales, lower impairment charges, contingent consideration expense and acquired in-process research and development charges, partially offset by higher SG&A and R&D expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of September 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $398.2 million and $308.4 million, respectively, and we had cash, cash equivalents and restricted cash of $60.7 million and $60.6 million, respectively, of which $54.4 million and $49.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2023, and December 31, 2022, we had cash, cash equivalents and restricted cash of $24.9 million and $26.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $82.9 million and $86.3 million during the nine-month periods ended September 30, 2023 and 2022, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $66.8 million and $41.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively.
●	Cash used for inventories was ($34.4) million and ($30.7) million for the nine-month periods ended September 30, 2023 and 2022, respectively. The increase in inventory was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash provided by (used for) accounts payable was ($20.3) million and $9.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively, primarily due to an increase in operating expenses and timing of vendor payments.
●	Cash paid for income taxes was ($24.9) million and ($14.0) million for the nine-month periods ended September 30, 2023 and 2022, respectively, primarily due to increases in income before tax.

Cash flows used in investing activities. We used cash in investing activities of $167.0 million and $40.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively. We used cash for capital expenditures of property and equipment of $27.2 million and $32.5 million in the nine-month periods ended September 30, 2023 and 2022, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2023 for property and equipment.

Cash outflows invested in acquisitions for the nine-month period ended September 30, 2023 were $138.3 million and were primarily related to payments required by our asset purchase agreements with AngioDynamics ($100 million), Bluegrass ($32.7 million) and ART ($1.5 million), and our transaction with Solo Pace ($4.0 million). Cash outflows invested in acquisitions for the nine-month period ended September 30, 2022 were approximately $4.7 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems and our additional equity investment in Fluidx Medical Technology, LLC of $1.4 million.

Cash flows used in financing activities. Cash provided by (used in) financing activities for the nine-month periods ended September 30, 2023 and 2022 was $86.5 million and ($54.5) million, respectively. During the nine-month period ended September 30, 2023 we increased our net borrowings by approximately $88.9 million to finance the acquisitions of AngioDynamics and Bluegrass. During the nine-month period ended September 30, 2022 we decreased our net borrowings by approximately $26.3 million by paying down our debt.  We also paid contingent consideration of $32.8 million, principally as a consequence of our achievement of sales milestones related to our acquisitions of Cianna Medical and Vascular Insights, LLC, which were reflected within financing activities.

As of September 30, 2023, we had outstanding borrowings of $287.1 million and issued letter of credit guarantees of $3.8 million under the Fourth Amended Credit Agreement, with additional available borrowings of approximately $558 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of September 30, 2023 was a fixed rate of 2.89% with respect to $75 million of the principal amount as a result of an interest rate swap and a variable floating rate of 6.67% with respect to $212.1 million of the principal amount. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2023 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2022 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2022 Annual Report on Form 10-K. In the nine-month period ended September 30, 2023, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

We incur substantial costs when identifying, evaluating, negotiating and closing acquisitions, and failure to integrate acquired businesses may adversely impact our business and financial results.

We have completed a series of significant acquisitions and, continue to evaluate other potential acquisitions and strategic transactions, certain of which may also be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other strategic transactions. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own, including sales models related to capital equipment. Our efforts to integrate acquisitions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. For example, in May and June 2023 we completed the acquisitions of substantially all the assets of Bluegrass and a portfolio of dialysis catheter products and the BioSentry Biopsy Tract Sealant System from AngioDynamics. Our integrations of the acquired assets are in their early stages and substantial risks and uncertainties exist with respect to our ability to achieve the operating and financial results, product and market development and other benefits we have projected with respect to the acquisitions. Among other challenges, these acquisitions will require us to transfer the manufacturing operations conducted with respect to the acquired assets, develop new manufacturing capabilities, enhance and expand our sales and marketing capabilities and extend the capacities of our regulatory, and research and development groups. There is no certainty that we will be able to effectively integrate, manufacture, market or commercialize the acquired assets. We could also face other challenges associated with completed or prospective acquisitions, which we may not currently anticipate.

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

ITEM 5. OTHER INFORMATION

On August 7, 2023, F. Ann Millner, Ed.D., one of our directors, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Dr. Millner’s Rule 10b5-1 Trading Plan, which has a term of two years, provides for sales of up to 66,250 shares of common stock pursuant to the terms of the plan.

Other than with respect to Dr. Millner’s Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the fiscal quarter ended September 30, 2023.

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: October 26, 2023	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: October 26, 2023	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer