Form 10-K
period 2023-12-31
MERIT MEDICAL SYSTEMS INC
filed 2024-02-28
CIK 856982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $4.7 billion. As of February 26, 2024, the registrant had 57,930,050 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders.

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

Merit Medical Systems, Inc. was founded in 1987 by Fred P. Lampropoulos, Kent W. Stanger, Darla Gill and William Padilla. Initially, we focused our operations on injection and insert molding of plastics. Our first product was a specialized control syringe used to inject contrast solution into a patient’s arteries for a diagnostic cardiac procedure called an angiogram. Since that time, our products and product lines have expanded substantially, both through internal research and development projects and through strategic acquisitions.

Business Strategy

Our business strategy focuses on five target areas as follows:

●	enhancing global growth and profitability through research and development, sales model optimization, cost discipline and operational focus;
●	optimizing our operational capability through lean processes, cost effective environments and asset utilization;
●	targeting high-growth, high-return opportunities by understanding, innovating and delivering in our core divisions;
●	maintaining a highly disciplined, customer-focused enterprise guided by strong core values to globally address unmet or underserved healthcare needs; and
●	creating a sustainable business for our employees, shareholders and community.

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

We conduct our business through two operating segments: cardiovascular and endoscopy. For information relating to our operating segments and product categories, see Note 13 to our consolidated financial statements set forth in Item 8 of this report and Management’s Discussion and Analysis set forth in Item 7 of this report.

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

Merit Vascular – Peripheral

Our peripheral intervention products include product offerings in the following product portfolios: access (peripheral), angiography, drainage, delivery systems, embolotherapy, and intervention (peripheral). We recently expanded the renal therapies portion of our access (peripheral) portfolio, which now includes the following key products:

●	HeRO® (Hemodialysis Reliable Outflow) Graft, a fully subcutaneous vascular access system, which is intended for use in maintaining long-term vascular access for chronic hemodialysis patients;
●	CentrosFLO® Long-Term Hemodialysis Catheter and ProGuide® Chronic Dialysis Catheter;
●	Broad offering of peritoneal dialysis catheters, accessories and implantation kits for home dialysis therapy;
●	Merit Wrapsody ™ Endoprosthesis, a cell-impermeable endoprosthesis which is designed to maintain long-term vessel patency in patients with obstructions in the dialysis outflow circuit (this device is not currently available for use in the United States); and
●	Surfacer® Inside-Out® Access Catheter System that restores and preserves access in chronically occluded veins.

The products in our angiography portfolio are used to identify blockages and other disease states in the blood vessel. The principal product offerings in our angiography portfolio include our:

●	Newest offering of Merit SplashWire® hydrophilic Steerable Guide Wires, combining optimum lubricity, exceptional torque response and enhanced visibility;
●	Performa® and Impress® Diagnostic Catheters, a catheter offering designed for traversing difficult to access peripheral blood vessels; and
●	Performa Vessel Sizing Catheters for vessel measurement.

We offer a broad line of drainage products. The principal product offerings in our drainage portfolio include our:

●	Aspira® Pleural Effusion Drainage and Aspira® Peritoneal Drainage Systems, a compassionate treatment option for end-stage cancer, allowing patients to spend more time at home by reducing the need for frequent hospital visits to treat their drainage needs;
●	Family of ReSolve® Drainage Catheters, including our ReSolve ConvertX® Stent System and ReSolve Mini™ Locking Drainage Catheter, and our related tubing sets and drainage bag;
●	One-Step® and Valved One-Step® Drainage Catheters, sold individually and in kits, for quickly removing unwanted fluid accumulation; and
●	Revolution™ Catheter Securement Device and StayFIX® Fixation Device, used to stop migration, movement and accidental removal of percutaneous catheters.

The principal product offerings in our delivery systems portfolio include our:

●	SwiftNINJA® Steerable Microcatheter, an advanced microcatheter with a 180-degree articulating tip;
●	Merit Maestro® and Merit Pursue™ Microcatheters, small microcatheters designed for pushability and trackability through small and tortuous vessels; and

●	True Form™ Reshapable Guide Wire, designed to be reshaped multiple times, reducing the need for multiple guide wires.

Our embolotherapy products treat disease by blocking or slowing the flow of blood into the arteries or delivering chemotherapy drugs in the treatment of primary and metastatic liver cancer. The principal product offerings in our embolotherapy portfolio include our:

●	Embosphere® Microspheres, a highly-studied, round embolic for consistent and predictable results; and
●	HepaSphere® Microspheres, soft embolics with a consistent cross-sectional diameter for predictable, flow-directed targeting.

The products in our intervention (peripheral) portfolio are chiefly used to remove blood clots, retrieve foreign bodies in blood vessels and assist with placing balloons and stents to treat arterial disease. The principal product offerings in our intervention (peripheral) portfolio include our:

●	ClariVein® Specialty Infusion Catheter which is designed for controlled 360-degree dispersion of physician specified agents to the peripheral vasculature;
●	Dynamis AV™ PTA Dilatation Catheter, a line of balloon catheters that facilitates the opening of blockages located in the arteriovenous system of dialysis patients;
●	Q50X™ and Q50® Stent Graft Balloon Catheters, a line of catheters that treat abdominal and thoracic endovascular aortic repair procedures and reinterventions;
●	Fountain® Infusion System and Mistique® Infusion Catheters, a line of catheters that treat arterial and hemodialysis graft occlusions and deep vein thrombosis; and
●	EN Snare® and One Snare® Endovascular Snare Systems, a complete line of snares designed to manipulate, capture and retrieve foreign material in the body.

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

The bone biopsy systems portfolio comprises a full offering of manual bone biopsy products, including our Madison™, Huntington™, Kensington™, Preston™ and Westbrook™ biopsy products.

Merit Oncology

Our oncology products are dedicated to the accurate diagnosis and localization of breast and soft tissue tumors and the innovative treatment of early-stage breast cancer. We also offer an extensive line of soft tissue biopsy products and accessories. Our primary product offerings in our oncology portfolio include our:

●	SCOUT® Radar Localization System, a nonradioactive, wire-free tumor localization system that facilitates successful surgical removal of marked lesions and lymph nodes, improving workflow and the patient experience;

●	CorVocet® Biopsy System, one of our innovative soft tissue core needle biopsy and accessory products, designed to cut a full core of tissue and provide large specimens for pathological examination;
●	Achieve®, Temno® and Tru-Cut® Soft Tissue Biopsy Devices;
●	BioSentry® biopsy tract sealant system; and
●	SAVI® Brachytherapy, a precise, targeted approach to accelerated partial breast irradiation with lower toxicities and reduced treatment duration.

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

Electrophysiology is the study of diagnosing and treating abnormal electrical activities of the heart. Cardiac rhythm management (“CRM”) is the field of cardiac disease therapy that relates to the diagnosis and treatment of cardiac arrhythmias or the improper beating of the heart. The principal product offerings in our electrophysiology and CRM portfolio include our:

●	Worley™ Advanced LV Delivery System, used to aid in the insertion and implantation of left ventricular pacing leads;
●	HeartSpan® Transseptal Needle, for left-heart access procedures;
●	HeartSpan® Steerable and Fixed Curve Sheath Introducer, featuring a neutral position indicator and tactile click to help physicians identify curve orientation with an expanded product line that includes fixed curve shapes; and
●	SafeGuard FocusTM and Focus CoolTM compression devices, used to protect closed surgical sites in the immediate postoperative period.

The product offerings in our fluid management portfolio include manifolds, control syringes and tubing.

The principal products we offer in our hemodynamic monitoring portfolio include the Meritrans DTXPLUS® disposable transducer, SAFEDRAW® closed arterial sampling system and related accessories.

The principal product offerings in our hemostasis portfolio include our Prelude SYNC EVO™, PreludeSYNC Distal™, PreludeSYNC EZTM Radial Compression devices (designed to reduce and stop blood flow after radial access procedures), and the SafeGuard® Pressure Assisted Device which provides hemostasis after femoral procedures.

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

Marketing Strategy. Traditionally, as part of our product sales and marketing efforts, we attend major medical conventions throughout the world pertaining to our target markets and invest in market development including physician training, peer-to-peer education, and patient outreach. Additionally, we are developing digital and direct-to-customer programs to increase awareness of our products, and we work closely with major healthcare facilities and physicians involving our primary target markets in the areas of training, therapy awareness programs, clinical studies and ongoing product research and development. In general, our target markets are characterized by rapid change resulting from technological advances and scientific discoveries. We plan to continue to develop and launch innovative products to support clinical trends and to address the increasing demands of these markets.

Product Development Strategy. Our product development is focused on identifying and introducing a regular flow of profitable products that meet customer needs. To stay abreast of customer needs, we work closely with health care professionals working in the fields of medicine in which we offer or develop products. Suggestions for new products and product improvements may also come from engineers, marketing and sales personnel, and physicians and technicians who perform clinical procedures.

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

U.S. and International Sales. Sales of our products in the U.S. accounted for 58%, 57% and 57% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively. In the U.S., we have dedicated, direct sales organizations primarily focused on selling to end-user physicians, hospitals and alternate site facilities (e.g., office-based labs), major buying groups and integrated healthcare networks.

Internationally, we employ sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, the Middle East, Africa, Asia, Oceania, Central and South America, Mexico and Canada. In 2023, our international sales grew 6.0% over our 2022 international sales and accounted for 42% of our net sales. Our largest non-U.S. market is China, which represented 12% of our net sales in 2023 and reported net sales of $147.3 million, $149.3 million, and $138.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We maintain a distribution center and administrative office in Beijing and sales offices in a few major cities in China. We sell our products through more than 500 distributors in mainland China, who are responsible for reselling our products, primarily to hospitals. We use the “modified direct” sales approach in China, employing sales personnel throughout China who work with our distributors to promote the clinical advantages of our products to clinicians and other decision makers at hospitals.

In 2019, China announced a volume-based procurement (“VBP”) policy applicable to medical device manufacturers that is designed to reduce the price of medical devices sold in China. We began experiencing the impact of the VBP policy in 2022 and 2023 in the form of decreased sales prices and purchase volumes. We expect to continue to experience negative impacts from the VBP policy in 2024. For further discussion of the risks and uncertainties associated with the VBP policy, please refer to disclosure under the heading “Regulations and trade policies implemented by foreign governments to reduce the costs of healthcare or promote business in their countries have caused, and are likely to continue to cause our sales to decline in such countries” set forth in Item 1A “Risk Factors.”

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

Research and Development

Our research and development operations have been central to our historical growth, and we believe they will be critical to our continued growth. In recent years, our commitment to innovation has led to the introduction of several new products, improvements to our existing products and expansion of our product lines, as well as enhancements and new equipment in our research and development facilities.

We continue to develop new products and make improvements to our existing products utilizing many different sources. In 2023, our Chief Executive Officer and our Executive Vice President of Global Research & Development worked closely with our sales and marketing teams to incorporate feedback from physicians and clinicians in the field, which contributed to innovative new products and improvements to our existing products.

In 2023, we completed projects that resulted in the newest additions to our product lineup: BIG60 Alpha™ Inflation Device, Radial Length Merit Maestro® Microcatheters, Prelude Roadster® Guide Sheath Line Extensions, and the Micro ACE™ Advanced Micro-Access System, a novel addition to our Micro-Access lineup.

Currently, we have research and development facilities in California, Texas, Utah, Ireland and France.

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

We have specialized manufacturing personnel at most of our nine global manufacturing facilities. Consequently, we possess the capability to flexibly locate or shift the manufacture of products to the facilities providing the most strategic advantages. The determination of manufacturing location is based upon multiple factors, including facility technological capabilities, market demand, acquisition and integration activities and economic and competitive conditions.

We currently produce and package all of our embolotherapy products. Manufacturing of our embolotherapy products includes the synthesis and processing of raw materials and third-party manufactured compounds.

We have packaging and manufacturing facilities located in Texas, Virginia, Utah, Mexico, Brazil, Ireland, France, The Netherlands, and Singapore. See Item 2. “Properties.”

We ship our products through distribution centers located in Virginia, Utah, Canada, Brazil, The Netherlands, United Kingdom (“UK”), South Africa, South Korea, India, New Zealand, Japan, China, Hong Kong, Thailand and Australia.

Competition

The medical products industry is highly competitive. Many of our competitors are much larger than we are and have access to greater resources. We also compete with smaller companies that sell single or limited numbers of products in specific product lines or geographies. We compete globally in several market areas, including radiology; diagnostic and interventional cardiology; interventional radiology; neurointerventional radiology; vascular, general and thoracic surgery; electrophysiology; cardiac rhythm management; interventional pulmonology; interventional nephrology; orthopedic spine surgery; interventional oncology; pain management; outpatient access centers; intensive care; computed tomography; ultrasound; and interventional gastroenterology.

The principal competitive factors in the markets in which our products are sold are quality, price, product features, customer service, breadth of line, and customer relationships. We believe our products are attractive to customers due to their innovative designs, the quality of materials and workmanship, clinical performance, our strong focus on customer needs, and our prompt attention to customer requests. As a company, some of our primary competitive strengths are our relative stability in the marketplace; comprehensive, broad line of ancillary products; manufacturing integration to secure our supply chain; and strong cadence of new products and product line extensions that enhance our portfolio.

Our primary competitors in our peripheral intervention market are Teleflex Incorporated (“Teleflex”), Cook Medical Incorporated (“Cook Medical”), Medtronic plc (“Medtronic”), Boston Scientific Corporation (“Boston Scientific”), and Becton, Dickinson and Company (“BD”). Our primary competitors in our cardiac intervention market are BD, Teleflex, Medtronic, Abbott Laboratories, Terumo Corporation, Edwards Lifesciences Corporation, Cook Medical, and Boston Scientific. Our primary competitors in our spine market are Medtronic, Stryker Corporation, and Johnson & Johnson. Our primary competitors in our oncology market are BD, Hologic, Inc., Endomagnetics Ltd., Argon Medical Devices, Inc. and Cook Medical. Our primary competitors in our endoscopy market are Getinge AB, Boston Scientific, Cook Medical, and Olympus Corporation.

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

Proprietary Rights and Litigation

We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to protect our intellectual property. We have a number of U.S. and foreign-issued patents and pending patent applications, including rights to patents and patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and, for the U.S., is typically 20 years from the date of filing of the patent application. As of December 31, 2023, we owned approximately 1,700 U.S. and international patents and patent applications.

Additionally, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, our intellectual property assets are critical to our business, but no single patent, trademark or other intellectual property asset is of material importance to our business.

The Merit® name and logo are trademarks in the U.S. and other countries. In addition to the Merit name and logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries. See Item 1. “Business - Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we can generally maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. As of December 31, 2023, we owned approximately 700 U.S. and foreign trademark registrations and trademark applications.

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

Regulation

Corporate Integrity Agreement. In October 2020, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”), a five-year agreement that was a condition of our settlement with the United States Department of Justice (“DOJ”). The CIA subjects us to certain compliance, monitoring, reporting, certification, oversight and training obligations. The CIA requires, among other matters, that we (i) maintain a compliance officer, a compliance committee, board review and oversight of certain federal healthcare compliance matters and compliance and disclosure programs; (ii) establish compliance policies and procedures to meet the requirements of all federal health care programs and the U.S. Food and Drug Administration (“FDA”); (iii) provide management certifications and compliance training and education; (iv) engage an independent review organization to conduct a thorough review of our systems, policies, processes and procedures related to promotional materials, product evaluations, consulting agreements, trainings provided to healthcare professionals, sponsorships, grants and charitable contributions; (v) implement a risk assessment and internal review process; (vi) establish a disclosure program for whistleblowers; (vii) increase oversight of the interactions between our sales personnel and healthcare providers; and (viii) report or disclose certain events and physician payments. We recently completed our third reporting period under the CIA and continue to implement compliance program enhancements.

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

The time required to obtain approval by the FDA and foreign governmental agencies can be lengthy and the requirements may differ. In particular, in May 2017, the European Union (E.U.) adopted Regulation (EU) 2017/745 (“MDR”), which replaced Council Directive 93/92/EEC (“MDD”) as of May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021, for which we intend to seek approval under the MDR and which meet certain other requirements, may continue to be placed on the E.U. market until December 31, 2027 or December 31, 2028 depending on risk classification. After the expiry of the applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the E.U. For medical devices with notified body certificates issued under the MDD prior to May 26, 2021 for which we do not intend to seek approval under the MDR, these devices may continue to be placed on the E.U. market only until May 26, 2024.

We are preparing to comply with these new regulations under the MDR before the transitional period expires. However, there will be products that we will instead choose to discontinue or postpone introduction in the E.U. This decision will depend on a number of factors, including changing business strategies, timing and cost of obtaining MDR certification, availability of necessary data and the capacity of notified bodies. The MDR includes increasingly stringent requirements in multiple areas, such as pre-market clinical evidence, review of high-risk devices, labeling, post-market surveillance and post-market clinical follow-up. Under the MDR, pre-market clinical data will now be required to obtain CE mark approval for high-risk, new and modified medical devices.

U.S. and foreign counter-part regulatory approval processes for medical devices are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory approvals for any product on a timely basis or at all. Delays in, or failure to receive, such approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.

In May 2020, we received the CE mark for the Merit Wrapsody Cell-Impermeable Endoprosthesis, and we are pursuing regulatory approval in the U.S. and elsewhere. We are conducting a large, multinational pivotal human clinical trial of the Wrapsody Endoprosthesis, which is required for us to obtain approval from the FDA and some foreign regulatory agencies. Human clinical trials of a medical device are often required for regulatory clearance or approval for devices and are expensive, time-consuming and uncertain.

Quality System Requirements. The Federal Food, Drug and Cosmetic Act (“FDCA”) and its counterpart non-U.S. laws require us to comply with quality system regulations (“QSR”) pertaining to all aspects of our product design, purchasing and supplier controls, manufacturing, distribution, servicing, complaint handling, corrective and preventive action and internal quality system audits. The FDA, Notified Bodies, and foreign regulators enforce these requirements through periodic inspections of medical device manufacturers. These requirements are complex, technical and require substantial resources to remain compliant. Our failure or the failure of our suppliers to maintain compliance with these requirements could result in the shutdown of our manufacturing operations or the recall of our products, or could restrict our ability to obtain new product approvals or certificates from regulatory authorities, such as the FDA, that are necessary for import and export of our products. Any of these results could have a material adverse effect on our business. If one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizures, or civil or criminal penalties.

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

Import and Export Requirements. Our operations are global and are subject to complex federal and foreign laws relating to the import and export of medical devices. Among other requirements, the laws of the U.S. require imported articles to have their labels accurately marked with the appropriate country of origin, the violation of which may result in confiscation, fines and penalties.

Products for export are subject to foreign countries’ import requirements and the exporting requirements of the exporting countries’ regulating bodies, as applicable.

Additionally, the export of our products is subject to restrictions due to trade and economic sanctions imposed by the U.S., the E.U. and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control. With the U.S. and other countries imposing export sanctions on certain countries and actors in response to escalating tensions in certain parts of the world, any such export restrictions may affect the company’s business in certain regions of the world, including the requirement to obtain specific export licenses to enable the continuation of Merit’s business in those regions.

Additional Post-Market Requirements. As a medical device manufacturer, we are subject to other post-market requirements in multiple jurisdictions, including (i) product listing, (ii) establishment registration, (iii) Unique Device Identification (“UDI”), and (iv) reports of corrections and removals. We are also subject to regulations that require manufacturers to report to the FDA, or an equivalent foreign regulatory body, any incident in which their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur. The FDA also regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Please refer to our discussion of the risks and uncertainties associated with these post-market requirements under the heading “The FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.” set forth in Item 1A “Risk Factors.”

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

Anti-Kickback Statutes. The federal Anti-Kickback Statute prohibits persons and entities from, among other things, knowingly and willfully offering or paying remuneration, directly or indirectly, to induce the purchase, order, lease, or recommendation of a good or service for which payment may be made in whole or part under a federal healthcare program, such as Medicare or Medicaid, unless the arrangement fits within one of several statutory exemptions or regulatory “safe harbors.” The definition of remuneration has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for the manufacturer’s products. Under the Affordable Care Act, a violation of the Anti-Kickback Statute is deemed to be a violation of the False Claims Act, which is discussed in more detail below. A party’s failure to fully satisfy the obligations of a regulatory “safe harbor” provision may result in increased scrutiny by government enforcement authorities.

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

Environmental Regulation. We are subject to various environmental laws, directives and regulations both in the U.S. and internationally. Our operations involve the use of substances regulated under environmental laws, primarily in the manufacturing and sterilization process. We believe our policies and practices comply, in all material respects, with applicable environmental laws and regulations. We strive to continuously improve our environmental metrics with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions, water use and waste.

Privacy and Security. Due to Merit’s global presence, we are impacted by the privacy and data security requirements of U.S. and foreign governments, those of various regional, provincial, state and local governments, as well those targeted towards our specific industry. More privacy and data security laws and regulations are being adopted and enforced, with increasingly significant fines and financial penalties for violations in the jurisdictions in which we conduct our operations. Compliance with these evolving and complex data privacy and cybersecurity laws and regulations has resulted and will likely continue to result in new compliance challenges and increased costs. Our business relies on the secure electronic transmission, storage and hosting of personal and sensitive personal information, including protected health information, financial information, intellectual property and other sensitive information related to our customers and workforce.

Internationally, Merit is impacted by a number of stringent privacy regimes, such as the General Data Protection Regulation (“GDPR”) in the E.U. and the Personal Information Protection Law (“PIPL”) in China. Non-compliance could result in the imposition of significant fines, penalties, and/or orders to stop non-compliant activities.

In the U.S., data privacy is regulated at the federal and state levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records (“PHI”), and restrict the use and disclosure of patient health information by healthcare providers. “Privacy” and “Security” Rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), govern the use, disclosure, and security of protected health information.

Merit may be subject to these laws in certain instances. Additionally, several U.S. states have enacted comprehensive data privacy laws. In general, these laws give residents the right to obtain their personal information from companies, request to have their personal information deleted, and opt out of having that information sold to third parties. The state laws also compel companies to post clear privacy policies that detail the types of personal information they collect about consumers, with whom they share this data, and how consumers can control their personal data. We post on our websites our privacy notices, policies and practices regarding the collection, use and disclosure of user data, as well as providing our privacy policies to our employees (including job applicants) by linking to the Merit privacy policy (posted on the Merit website) from our Employee Handbook and our job application board. Any failure, or perceived failure, by us to comply with our posted privacy notices or policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. California’s Consumer Protection Act (“CCPA”) went into effect on January 1, 2020, giving consumers the right to (i) prevent businesses from sharing their personal information, (ii) correct inaccurate personal information, and (iii) restrict companies from utilizing sensitive data and personal information. The California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, amended the CCPA to include job applicants, employees, owners, officers, directors, and medical staff members of a business (collectively “employees”), give consumers even more control over their data, and increase the maximum penalties for violations against consumers who are less than 16 years old. The CPRA also prevents companies from keeping personal data longer than necessary. The addition of employees to the protections afforded by the CCPA can cause business concerns because we also have legal requirements to retain certain employee data, such as confidential disciplinary files, as well as legal document retention requirements. Virginia’s Consumer Data Protection Act, which also went into effect on January 1, 2023, sets forth regulations regarding how we can control and process data, giving consumers the right to access, delete, and correct their data, as well as opt-out of personal data processing for advertising purposes. The Colorado Privacy Act and the Connecticut Personal Data Privacy and Online Monitoring law, both of which establish standards for how companies control and process consumer personal data, are both scheduled to take effect July 1, 2023. The Utah Consumer Privacy Act, which is scheduled to take effect on December 31, 2023, gives consumers the right to know what type of data businesses collect about them, how their data is being used and whether or not businesses intend to sell their data to third parties. All five of these state laws let consumers access and delete their personal data that the business has collected on them and opt out of data collection.

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

We have identified sustainability opportunities, and have developed areas of focus where we are positioned to make a positive impact. These include programs designed to reduce waste, improve efficiencies, reduce greenhouse gas emissions, and protect the environment. Our sustainability values in action include:

•	achievement of ISO 14001 certification at seven facilities including six manufacturing facilities (seven in scope) and one large distribution facility (one in scope), with the goal of achieving ISO 14001certification at our seventh in scope facility by the end of 2024. (ISO 14001 is the international standard that specifies requirements for an effective environmental management system);
•	achievement of ISO 50001 certification at five manufacturing facilities (six in scope) with the goal of achieving of ISO 50001 certification at our sixth in scope manufacturing facility by the end of 2025 (ISO 50001 is the international standard that specifies requirements for an effective energy management system);
•	establishment and support of employee gardens that promote pollination and provide farm-to-table nutrition for our employees at our headquarters in South Jordan, Utah;
•	transition to re-usable pallets and methods to move products in reusable bulk containers, reducing intra-company shipping materials;
•	reduction in water consumption at our water-stressed location in South Jordan, Utah by investing in campus-wide xeriscaping and water recirculation systems within our most water intensive operations;
•	reduction in packaging materials by implementing product family packaging reviews to consolidate shipments by better understanding our customers’ purchasing practices—these reviews often allow us to increase quantities per box, eliminate the usage of intermediate packaging, reducing film thickness and use original product packaging where possible;

•	transition from paper work orders to electronic work orders through our internally designed eWorq program. At full completion, this project will save millions of pieces of paper and thousands of plastic sleeves annually. Currently, our eWorq program is in place at three of our largest manufacturing sites and in 2023 we eliminated 2,569,710 pages of paper. We plan to continue implementing this program at our manufacturing facilities globally to eliminate as much paper as we can within our operations;
•	recycling programs where our employees recycle materials, including food waste, paper, plastic, cardboard, beverage containers, scrap metal, and pallets, and re-use of our plastic scrap waste leftover from the manufacturing process of our molded parts;
•	placement of free car charging stations for employees who have transitioned to electric vehicles;
•	installation of efficient heating and cooling systems that operate on variable efficiency drives, increasing our energy efficiency at our headquarters in South Jordan, Utah and our transition to Light Emitting Diode (“LED”) lighting in our manufacturing facilities;
•	operation of an environmental tracking system at our world-wide facilities to facilitate monthly reporting and accountability for energy, water, waste, recycling, and scope 1 and 2 greenhouse gas emissions metrics—this system supports our 2030 operational sustainability goals; and
•	engaged in a comprehensive materiality assessment to better align ESG expectations from our internal and external stakeholders.

To learn more about our sustainability programs and accomplishments, you may visit www.merit.com/about/corporate-sustainability/; however, the information on this website is not, and will not be deemed, a part of this report or incorporated into any other filings we make with the SEC.

Our People

As of December 31, 2023, we had 6,950 employees located in approximately 40 different countries in a variety of different roles. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management, and other positions to be critical to our overall long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development, career opportunities, and work environment. We invest in our people and cultivate a company culture committed to supporting a diverse and inclusive workforce.

Diversity, Equity and Inclusion. Our goal is to create a diverse and inclusive global culture that reflects the diversity of the customers we serve and encourages an environment where employees feel welcomed, respected, and valued. With this goal in mind, our Chief Human Resources Officer has been charged with working with our leadership team to strengthen and enhance our diversity and inclusion efforts company wide. We are committed to providing equal opportunity in all aspects of employment. In the U.S., we are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law. Over 50% of our U.S. employee population identifies as non-white. To further promote a culture of inclusion, during 2021 we started the Women’s Leadership Initiative (“WLI”), our first ever affinity group led by women and open to all Merit employees. The WLI contributes to our long-term strategies by promoting a culture of diversity, equity and inclusion through (i) sponsoring professional development activities focused on overcoming barriers and restraints to the advancement of women’s careers, (ii) facilitating external interactions with organizations and thought leaders, and (iii) providing resources focused on improving diversity, equity, and inclusion.

Employee Engagement. The engagement of our workforce is critical to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently with our employees through a variety of communication methods, including video and written communications, town hall meetings, and our company intranet, and we acknowledge individual contributions to Merit by celebrating milestones of service in five-year increments. Since 2021, we have substantially strengthened our employee communications capabilities through the addition of dedicated internal resources and programs aimed at doing even more to communicate with and engage our workforce. In partnership with the Gallup organization, in 2022 we launched our first ever global employee engagement survey. We repeated this employee engagement survey in 2023. This survey provided us with many insights into the engagement of our employees from which we have been able to develop action plans at the team and company level in order to further strengthen employee engagement.

Compensation and Benefits. Because our mission is to create innovative medical devices that improve lives, we aim to hire and develop employees who want to build something special through hard work, team effort, and commitment. That is why we provide all our employees with competitive total rewards packages and strive to provide the most cost-effective medical benefits and wellness programs. As a result of our focus on competitive health and wellness benefits, we have achieved our ninth consecutive year of zero health care plan cost increases for our U.S. employees who participate in our group healthcare plans. Our total rewards package include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, paid parental leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development. In 2021, we hired our first ever Director of Global Talent Management who continues to be focused on building and strengthening global programs around strategic talent management, employee performance, development, succession planning and engagement. To improve employee performance, we have begun building out a global performance management program which will be officially launched in 2024 using our recently-launched human resources information system. Employee development programs are also being executed at different regional and local levels with a focus on management and leadership development.

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

Wellness. Wellness is at the foundation of creating a positive employee experience. At our company headquarters in Utah, we have an onsite medical clinic available for our employees and their families where we provide preventative and general medical care. In addition, we have a Chief Wellness Coordinator dedicated to designing programs and initiatives that support the physical, emotional, and mental health of our employees. We have a monthly wellness committee meeting and create a “Get Healthy” wellness program available to all sites across the globe. Programs include providing health information from medical and nutrition experts, newsletters with wellness and dietary tips, and activities promoting health and wellbeing such as walking groups and fitness challenges. Some programs include suicide prevention awareness, on-site diabetes screenings, mental health awareness, lifestyle modification to prevent diseases, tobacco cessation and breast cancer awareness. Additionally, we continue to offer our Smart Choice meal program designed by our onsite dietician and culinary team to provide a free healthy meal option to employees in our Utah headquarters.

Health and Safety. Ensuring our employees’ safety is a top priority. We strive to foster a safety-oriented culture, and we maintain an occupational health and safety management system that covers all our employees and contractors. By minimizing risks at our production facilities and implementing training to enhance awareness of hazards, we are able to promote safe practices that can preserve the health of our employees. We maintain high standards for workplace safety, and our orientation for employees includes training about safe procedures. Our programs and policies are in compliance with applicable local, regional, and federal laws, including U.S. Occupational Safety and Health Administration requirements. We have obtained ISO 45001 certification at six manufacturing facilities (seven in scope) and one distribution facility (one in scope). This is a globally recognized standard for employee occupational health and safety, established by the International Standards Organization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement. We plan to achieve this certification at our seventh in scope facility by the end of 2024.

We also have formal plans in place to protect our employee’s safety in the event of an emergency and maintain emergency action plans that employees receive training on annually. Our emergency action plans describe procedures that employees should follow when faced with a variety of unexpected health and safety events. As part of this initiative, we train certain employees to use automated external defibrillators, provide first aid, and perform cardiopulmonary resuscitation (CPR). In addition, we conduct periodic health and safety audits of our facilities to monitor the effectiveness of our programs and drive continual improvement in our overall safety performance.

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

Business, Economic, Industry and Operational Risks

Termination or interruption of our supply relationships and increases in the cost of component parts, finished products, third-party services and raw materials is negatively impacting our business and could have a further adverse effect on our business, operations or financial condition.

We rely on raw materials, component parts, finished products and third-party services in connection with our business. For example, substantially all of our products are sterilized by only a few different entities. If any of these entities goes out of business, ceases to provide services to us or fails to comply with quality or regulatory requirements, we may be unable to find a suitable supplier to replace them. This could significantly delay or stop production and adversely affect sales of such products. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. We are experiencing a growing trend among suppliers of polymer resins to refuse to supply resin to medical device manufacturers or to require such manufacturers to assume additional risks. Additionally, there is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. The escalating tensions in the Middle East and the military conflict in Ukraine may increase the likelihood of supply interruptions and hinder our ability to obtain the materials we need to make our products. Supply disruptions are making it harder for us to find reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to manufacture certain products.

The availability and price of these materials, parts, products and services are affected by a variety of factors beyond our control, including the willingness of suppliers to sell into the medical device industry, changes in supply and demand, general economic conditions, labor costs, fuel-related transportation costs, liability concerns, climate change (including existing and prospective laws and regulations), competition, import duties, tariffs, currency exchange rates and political uncertainty around the world. During 2023, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, packaging materials and other inputs necessary for the production and distribution of our products. Those elevated costs may continue in 2024. In addition to the effect on resin prices, transportation costs have generally increased and may further increase if crude oil prices increase. Our transportation and service providers typically pass any significant increases in oil prices on to us.

Our ability to recover such increased costs may depend upon our ability to raise prices on our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payers, we may be unable to pass along cost increases through higher prices. If we are unable to recover these costs through price increases or offset these increases through cost reductions, or we experience terminations or interruption of our relationships with our suppliers, we could experience lower margins and profitability, and our business, operations or financial condition could be materially harmed.

Changes in economic and geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations and financial condition.

Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. The global macroeconomic environment continues to be challenging due to the effects of increases in inflation globally, instability in global credit markets, uncertainty regarding global central bank monetary policy, instability in the geopolitical environment in many parts of the world, current economic challenges in China, and other factors. Periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine, tensions in the Middle East and China-Taiwan relations, may result in (i) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions, as well as general ecosystem disruptions, could result in reputational harm, operational delays, monetary fines, lost revenues, increased costs, lost export privileges or criminal sanctions. Furthermore, U.S. trade policy could trigger retaliatory actions by other countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing, foreign governments imposing tariffs on products that we export outside the U.S. or limitations on our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability.

The above factors, as well as other economic and geopolitical factors in the U.S. and abroad, could have a material adverse effect on our business, operations and financial condition, including:

●	changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	a global or regional economic slowdown in any of our market segments;
●	a regional epidemic or a global pandemic, such as COVID-19, and government and social responses;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	policies in various countries that favor domestic industries or restrict foreign companies;
●	trade policies and tariffs enacted by countries in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid escalation of the cost of regulatory compliance and litigation; and
●	credit risks, longer payment cycles and other challenges in collecting accounts receivable.

The military conflict between Russia and Ukraine, and the global response to it, has adversely affected, and will likely continue to adversely affect our business, and results of operations.

The war between Russia and Ukraine has increased global economic and political uncertainty and created barriers to doing business in Russia. Governments in the U.S., U.K. and E.U. have each imposed controls on certain products and financial and economic sanctions on certain industry sectors and parties. Additional controls and sanctions could be enacted in the future. We continue to actively monitor the situation in Russia and Ukraine and assess its impact on our business, including our suppliers and customers. We have no manufacturing facilities or significant operations in Russia or Ukraine and as such, the conflict has not had a material impact on our manufacturing operations to date; however, our sales into the region have been negatively impacted by expanded controls and sanctions and could be further impacted in the future. It is also possible that the conflict between Russia and Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future. The Russia and Ukraine conflict may also heighten the impact of other risks factors described herein.

Any damage or interruption to our operations, facilities, manufacturing processes or information technology systems, or those of our suppliers, could have an adverse effect on our business, operations or financial condition.

Damage or interruption to our facilities or systems because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, labor strikes, riots, cyber-attack, health epidemics or pandemics, unauthorized entry or other events could significantly disrupt our operations, the operations of suppliers and critical infrastructure. These events may also delay or prevent product manufacturing and shipment during the time required to repair, rebuild or replace the damaged facilities or systems. We have recently closed or reduced the operations of certain facilities and moved operations and resources to other facilities, and we are in the process of other facility consolidation initiatives. The resulting concentration of resources and the potential disruption and logistical challenges resulting from those initiatives may further exacerbate the adverse effects of these events or make it more difficult for us to respond to the effects of these events. Those initiatives may also divert the attention of our management team or other personnel, result in unanticipated expense and disrupt our operations. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. Although we maintain property damage and business interruption insurance coverage on our facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

Consolidation in the healthcare industry, group purchasing organizations and public procurement policies have led to demands for price concessions, which may reduce our revenues and harm our ability to sell our products at prices necessary to support our current business strategies.

Healthcare costs have risen significantly over the past decade, which has led to numerous cost reform initiatives by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which has created more requests for pricing concessions and is expected to continue in the future. Additionally, many of our customers belong to group purchasing organizations or integrated delivery networks that use their market power to consolidate purchasing decisions for these hospitals and healthcare providers. These customers are often able to obtain lower prices and more favorable terms because of the potential sales volume they represent, which has led to lower revenues and required us to take on additional liability. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.

We may be unable to compete in our markets, particularly if there is a significant change in practices or technology.

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

In addition, our ability to compete successfully is dependent, in part, upon our response to changes in technology and upon our efforts to develop and market new products which achieve significant market acceptance. Companies with substantially greater resources than us are actively engaged in research and development of new methods, treatments, drugs, and procedures to treat or prevent cardiovascular disease that could limit the market for our products and eventually make some of our products obsolete. A reduction in the demand for our products, could have a material adverse effect on our business, operations or financial condition.

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

We may incur substantial costs when evaluating, negotiating and closing acquisitions, and our failure to integrate acquired businesses may adversely impact our business and financial results.

We seek to supplement our internal growth through strategic acquisitions and transactions. We have completed a series of strategic acquisitions and transactions, some of which have been significant, and continue to evaluate other potential acquisitions and transactions, certain of which may also be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other transactions. As we grow through acquisitions, we face the additional challenges of integrating the operations, culture, systems and other characteristics of the acquired enterprises with our own. Our efforts to integrate acquisitions and transactions may be hampered by delays, the loss of certain employees, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated.

Additionally, past and future acquisitions and transactions may increase the risks of competition we face by, among other things, extending our operations into industry segments and product lines where we have few existing customers or qualified sales personnel and limited expertise. Further, as a result of certain acquisitions, we are selling capital equipment, in addition to our historical sales of disposable medical devices. The sale of capital equipment may create additional risks and potential liability, which may negatively affect our business, operations or financial condition.

In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition or other transaction. If we do not adequately identify and value targets for, or manage issues related to, acquisitions and other transactions, such transactions may not produce the anticipated benefits and have an adverse effect on our business, operations or financial condition. We have incurred expenses in connection with the disposition of businesses and assets which we acquired but determined that they did not produce the benefits contemplated at the time of acquisition. We may incur similar expenses in the future.

Our future growth is dependent in part upon the development of new products and the enhancement of existing products, and there can be no assurance that such products be developed or enhanced.

In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel-technology products. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, efficiently conduct and complete clinical trials, obtain regulatory approvals and reimbursement approvals in the U.S. and abroad, manufacture products in a cost-effective manner, obtain and enforce intellectual property rights and gain and maintain market approval of our products. There can be no assurance that any products we are preparing for launch, now developing or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted.

Additionally, the development or enhancement of certain products or groups of products, for example the Merit Wrapsody™ Cell-Impermeable Endoprosthesis, may have a disproportionate impact on our business, financial condition and results of operations. We have devoted and currently devote significant research and development resources to certain products and groups of products. In light of the significant investment of financial and personnel resources to the development of these products, failure to meet development timelines or growth projections, poor clinical outcomes, increasing regulatory requirements, launch delays and inability to effectively scale manufacturing and achieve targeted margins with respect to any of these products or groups of products in particular may adversely impact our business, operations and financial condition.

We may be unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate supply, we must forecast our inventory needs and place orders with our suppliers based on estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our growth strategy and customer acceptance of new products, product introductions by our competitors, an increase or decrease in customer demand for our products or for products of our competitors, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions, or decreased consumer confidence. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would impact our gross margin. Conversely, if we underestimate customer demand, our manufacturing facilities may not be able to deliver products to meet our order requirements, which could damage our reputation and customer relationships.

We do not maintain direct sales and marketing capabilities in many countries and are dependent on our distributors for the commercialization of our products in those countries. If we are unable to maintain or establish sales capabilities on our own or through third parties, we may not be able to effectively commercialize our products in those countries.

We have no or limited direct sales or marketing capabilities in some of the regions and countries in which our products are sold, including, among others, China, Japan, and India. We have entered into distribution agreements with third parties to market and sell our products in those countries in which we do not have a direct sales force and in those countries in which we utilize a “modified direct” sales approach. If we are unable to enter into or maintain such distribution arrangements on acceptable terms, we may not be able to successfully commercialize our products in certain countries. Moreover, to the extent that we enter into distribution arrangements with other companies, our revenues, if any, will depend on the terms of any such arrangements and the efforts of others. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products or may choose to instead sell competing products. In addition, although our contract terms require our distributors to comply with applicable laws regarding the sale of our products, including anti-competition, anti-corruption, anti-money laundering and sanctions laws, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in compliance with applicable laws, our results of operations and business could be impacted.

We are dependent upon key personnel and have announced the anticipated retirement of our Chief Executive Officer.

Our success is dependent on key management personnel, including Fred P. Lampropoulos, our Chairman of the Board, President and Chief Executive Officer. We do not maintain key man life insurance on Mr. Lampropoulos. The loss of Mr. Lampropoulos, or of certain other key management personnel, could have a materially adverse effect on our business, operations and financial condition. We have announced that a committee of our independent directors is developing and will oversee a succession plan in preparation for Mr. Lampropoulos’ retirement, which we currently anticipate will occur at the end of the fiscal year ending December 31, 2025. Despite the efforts of that committee and our senior management team to implement an effective succession plan that will position Merit for future growth, development and value creation, there can be no assurance that we will not experience disruption in our management team, departure of key management or other employees, loss of focus on our strategic business objectives or other adverse consequences resulting from the anticipated transition.

Our technical, sales, marketing and other specialized personnel also play an integral role in the development, marketing and sale of new and existing products. If we are unable to hire, develop and retain a competitive work force, or if we are unable to plan effective succession for the future, we may not be able to meet our strategic business objectives. In addition, if we are unable to maintain an inclusive culture that aligns our diverse workforce with our mission and values, this could adversely impact our ability to hire, develop and retain key talent.

Regulatory, Litigation, Tax and Legal Compliance Risks

Regulations and trade policies implemented by foreign governments to reduce the costs of healthcare or promote business in their countries have negatively impacted, and are likely to continue to negatively impact our sales in such countries.

Regulations and trade policies implemented by foreign governments have resulted in increased costs, lower margins and lower sales than we had forecast, and have had an adverse effect on our business. Our customers and suppliers may also be affected by these events. Thus, even if we are not directly impacted by these regulations and policies, we may still experience lower demand for our products, increases in our manufacturing costs and supply chain delays or disruptions because of the effects these events may have on our customers and suppliers.

For example, China, one of our largest international markets, has recently implemented the VBP policy which has the specific aim of decreasing prices for medical devices. China’s VBP policy decreased our sales prices and volumes in China in 2022 and 2023, which negatively impacted our revenues in China during those years. Due to uncertainties with the application of the VBP tender process, we are unable to reliably predict the impact of the VBP policy on our China revenues in 2024. However, we expect that the VBP tender process in China will continue to have a negative impact on the revenue we are able to generate in China in 2024, and there can be no assurance that the VBP policy will not have a materially adverse effect on our business and operations.

The FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Before we can introduce a new device or a new use of or a claim for an existing device in the U.S., we must generally obtain clearance from the FDA, unless an exemption from premarket review or an alternative procedure, such as a de novo risk-based classification or a humanitarian device exemption, applies. The FDA clearance and approval processes for medical devices are expensive, time-consuming and uncertain.

We may make changes to our cleared devices without seeking additional clearances or approvals if we determine such clearances or approvals are not necessary and document the basis for that conclusion. However, the FDA may disagree with our determination or may require additional information, including clinical data, to be submitted before a determination is made, in which case we may be required to delay the introduction and marketing of our modified products, redesign our products, conduct clinical trials to support any modifications and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization.

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

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product, including good manufacturing practices, timely adverse event reporting and other post-market requirements. We cannot provide assurance that we will comply with all of these requirements or successfully maintain the clearances or approvals we have received or may receive in the future. The loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could also have a material adverse effect on our business.

Our products are subject to regulation in foreign countries in which we sell them. We have expended significant resources and experienced delays in obtaining foreign approvals and clearances and we will likely continue to incur significant expense, and experience delays and uncertainty, as we seek to obtain further approvals or clearances.

In order to sell our products in foreign countries, generally we must obtain regulatory approvals and comply with applicable regulations of those countries. These regulations, including the requirements for approvals or clearances and the time required for regulatory review, vary from country to country. See our related discussion under Item 1. “Business – Regulation – Regulatory Approvals.”

In general, we intend to obtain MDR approvals for our principal products sold in the E.U. ahead of expiry dates; however for multiple reasons, including but not limited to changing business strategies, limited labor pool and contract resources, administrative delays, increased costs of obtaining MDR certification, availability of necessary data and notified body capacity, there will be some products that will not be fully compliant at the time of expiry. The additional time and resources required to obtain MDR certification has been a significant factor in, and will likely continue to influence, our decisions to discontinue sales and distribution of certain products in the E.U.

Complying with and obtaining regulatory approval in foreign countries, including our efforts to comply with changing requirements and with the requirements of the MDR, have caused and will likely continue to cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could have a material adverse impact on our net sales, market share and financial results from our international operations.

Some of our products are subject to clinical trials and other analyses, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, operations or financial condition.

As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in clinical trials and other analyses with a variety of study designs and patient populations. Pursuit of our business strategy will likely increase our need for, and dependance on, clinical trials and other analyses. Unexpected or inconsistent clinical data from existing or future clinical trials or other analyses conducted by us, by our competitors or by third parties, including acquired businesses prior to acquisition by us, or the FDA's, foreign regulatory authorities’ or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

We are developing and expect to continue to develop products that are increasingly therapeutic in nature. We anticipate that applicable regulatory requirements will necessitate clinical trials and other analyses relating to many of these therapeutic products. In particular, we are currently conducting a large, multinational pivotal human clinical trial of the Wrapsody Endoprosthesis. A successful outcome of this trial is required to obtain approval from the FDA and some international regulatory authorities. However, there is no assurance that we will be able to obtain the necessary regulatory clearances or approvals for the Wrapsody Endoprosthesis or any other products on a timely basis or at all.

The medical device industry is subject to extensive scrutiny and regulation by governmental and other authorities, and we are currently operating under a Corporate Integrity Agreement. If governmental authorities determine that we have violated laws, regulations or our Corporate Integrity Agreement, our company or our employees may be subject to various penalties, including civil or criminal penalties.

Our products and business activities are subject to rigorous regulation by the FDA and other federal, state and foreign authorities. These authorities and domestic and foreign legislators continue to scrutinize the medical device industry. In recent years, the U.S. Congress, DOJ, OIG, SEC and the Department of Defense, as well as foreign counterparts, have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and product promotional practices.

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

We are subject to laws targeting fraud and abuse in the healthcare industry, the violation of which could adversely affect our business, operations or financial condition.

Our operations are subject to various state and federal laws targeting fraud and abuse in the healthcare industry, including the U.S. federal Anti-Kickback Statute and other anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, any of which could harm our business or negatively impact our financial results. Allegations of such violations could lead to expensive and time-consuming investigations by government authorities and result in conviction of these violations or settlement costs and additional restrictions, like the CIA discussed above under Item 1. “Business - Regulation - Corporate Integrity Agreement.”

Furthermore, our contracts with government-sponsored healthcare entities are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions, and our failure, or the failure of our distributors or agents, to comply with these laws could subject us to civil and criminal penalties and adversely affect our business, operations or financial condition.

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

Compliance with the FCPA and other anti-bribery laws presents challenges to our operations. Our policies mandate compliance with the FCPA and all other applicable anti-bribery laws. Further, we expect our employees, distributors, agents and others who work for us or on our behalf to comply with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts or other violations committed by our employees, distributors or agents. If our employees, distributors or agents violate the provisions of the FCPA or other anti-bribery laws, or even if there are allegations of such violations, we could be subject to investigations or civil and criminal penalties or other sanctions, which could have a material, adverse effect on our reputation, business, operations or financial condition.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In general, a third-party payer covers a medical procedure only when the plan administrator is satisfied that the product or procedure is reasonable and necessary to the patient’s treatment; however, for certain payers (such as foreign governments and some commercial insurers) the cost-effectiveness of the treatment may also be a condition. In addition, in the U.S., no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payers. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payer to payer and, in some cases, jurisdiction to jurisdiction. In addition, payers continually review new and existing technologies for possible coverage and can, without notice, deny, change or reverse coverage decisions or alter prior authorization requirements for new or existing products and procedures. We cannot provide assurance that we will be successful in any efforts we may potentially undertake to reverse such non-coverage or unfavorable coverage decisions. If we are not successful in reversing non-coverage or unfavorable coverage policies, or if third-party payers that currently cover or reimburse certain procedures involving the use of our products reverse, change or limit their coverage of such procedures in the future, or if other third-party payers issue similar policies or adopt similar practices, our business and results of operation could be adversely impacted.

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

Our business is subject to evolving domestic and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

The U.S. and many other countries in which we operate have adopted laws and regulations protecting certain data, including medical and personal data (including HIPAA, the HITECH Act and the rules issued thereunder), and requiring data holders and controllers to implement administrative, logical and technical controls and procedures in order to protect the privacy of such data. Individual states have also begun to enact data privacy laws giving consumers the right to demand certain information and actions from companies who collect personal information. Internationally, some countries have also passed laws and regulations that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. In addition, regulatory authorities around the world are considering additional proposals concerning data protection. These laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of medical and personal data protection laws and regulations in the U.S., Europe, China and elsewhere are often uncertain and in flux. Further, we have incurred, and will likely continue to incur, significant expense in connection with our efforts to comply with those applicable laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices, may result in significant liability, fines or orders requiring that we change our data practices, which could, in turn, cause us to incur substantial costs and have a materially adverse effect on our business.

Use of our products in unapproved circumstances could expose us to liabilities.

The marketing clearances and approvals from the FDA and other authorities of certain of our products are, or are expected to be, limited to specific uses. We are prohibited from marketing or promoting any uncleared or unapproved use of our product. However, physicians may use these products in ways or circumstances other than those strictly within the scope of the regulatory approval or clearance. The use of our products for unauthorized purposes could arise from our sales personnel or third-party distributors violating our policies by providing information or recommendations about such unauthorized uses. Consequently, claims may be asserted by the FDA or other authorities that we are not in compliance with applicable laws or regulations or have improperly promoted our products for uncleared or unapproved uses. The FDA or such other authorities could require a recall of products or allege that our promotional activities misbrand or adulterate our products or violate other legal requirements, which could result in investigations, prosecutions, fines or other civil or criminal actions.

Our products may be subject to product liability claims and warranty claims.

The design, manufacture and marketing of medical devices involves various risks. Frequently, our products are used in connection with invasive procedures and in other medical contexts that entail an inherent risk of product liability claims. If medical personnel or their patients suffer injury or death in connection with the use of our products, whether as a result of a failure of our products to function as designed, an inappropriate design, inadequate disclosure of product-related risks or information, improper use, or for any other reason, we could be subject to lawsuits seeking significant compensatory and punitive damages. Product liability claims may be brought by individuals or by groups seeking to represent a class. We have previously faced, and currently face, claims by patients claiming injuries from our products. To date, these claims have not had a material adverse effect on our business, operations or financial condition. The outcome of this type of personal injury litigation is difficult to assess or quantify. We maintain product liability insurance; however, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. Moreover, any product liability claim brought against us could result in significant costs, divert our management’s attention from other business matters or operations, increase our product liability insurance rates, or prevent us from securing insurance coverage in the future. As a result, any lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

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

We are routinely a party to litigation, which could affect our financial condition and results of operations.

We are routinely a party, including as a defendant to or otherwise involved in legal proceedings, claims or other legal matters, arising in the course of our business. Although we endeavor to mitigate our legal risk, we are potentially subject to a wide variety of claims in the conduct of our business, including claims relating to products liability, labor matters, securities laws, regulatory compliance and breach of contract. Legal proceedings can be complex and time-consuming, with the final outcome depending on a number of variables, some of which are beyond our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although it is our intention to vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially and adversely affect our financial condition and results of operations.

Environmental, Health and Safety and Corporate Social Responsibility Risks

Our failure to comply with applicable environmental, health and safety laws and regulations could negatively affect our business, operations or financial condition.

We manufacture and assemble certain products that require the use of materials that are subject to domestic and foreign laws and regulations governing the protection of the environment, health and safety. Moreover, existing and prospective environmental, health and safety laws and regulation could lead to business interruption, increased costs and other adverse consequences to our business. Compliance with future regulations may also require additional capital investments or other expenses. Additionally, because we use a limited amount of hazardous and other regulated materials in our manufacturing processes, we are subject to certain risks of future liabilities, lawsuits and claims resulting from any substances we manufacture, dispose of or release. Certain environmental laws and regulations may impose “strict liability” for the conduct of, or conditions caused by, others, or for acts that were in non-compliance with applicable laws at the time the acts were performed, rendering us liable without regard to our negligence or fault. Because of these laws, the composition of our products and packaging or any accidental release may have an adverse effect on our business, operations or financial condition.

Some of our products are composed of materials that contain per- and polyfluoroalkyl substances (“PFAS”). Regulations are being considered in the European Union and other countries that would limit or ban the use of PFAS in consumer and medical products. If these regulations were to restrict our use of PFAS in the production of our products, our business, operations and financial condition could be materially harmed.

Environmental laws and regulations could also impact the way in which our finished products are sterilized. Most of our products are sterilized using Ethylene Oxide (“EtO”). Regulations are being considered in the U.S., EU and other countries that would limit the use of EtO for the sterilization of medical products. The impact of these regulations could have a material adverse effect on our business.

Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require significant expenditures.

We could be negatively impacted by corporate social responsibility laws, regulations, practices and expectations.

We are subject to corporate social responsibility (“CSR”) laws and regulations which require us to monitor the labor standards in our supply chain, including the California Transparency in Supply Chains Act, the UK Modern Slavery Act, and U.S. Federal Acquisition Regulations regarding Combating Trafficking in Persons. These labor laws and regulations may impose additional processes and supplier management systems and have led certain key customers to impose additional requirements on medical device companies, including audits, as a prerequisite to selling products to such customers, which could result in increased costs for our products, the termination or suspension of certain suppliers or customers, and reductions in our margins and profitability.

Governments, investors, customers, employees and other stakeholders are increasingly focusing on CSR practices and disclosures, and expectations in this area are rapidly evolving. On occasion, we announce new initiatives, including goals, under our corporate responsibility framework. This framework is aligned with areas of interest to us, which include sustainability, social impact, diversity, equity and inclusion and supply chain management, among others. The criteria by which our CSR practices are assessed may change due to the quickly evolving social and regulatory landscape, which could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention on CSR initiatives could also result in reduced demand for our products, reduced profits and increased investigations and litigation. If we are unable to satisfy evolving criteria, investors may conclude that our policies and actions with respect to CSR matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress, our reputation, business, financial condition and results of operations could be adversely impacted.

Our business and operations are subject to risks related to climate change.

Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are projected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

Intellectual Property

We may not be able to protect our intellectual property, which could harm our business and financial condition.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from infringing our intellectual property rights to produce competing products. We seek to protect our intellectual property rights through a combination of confidentiality and license agreements, maintaining trade secrets, and through registrations under patent, trademark, and copyright laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our intellectual property by consultants, vendors and former and current employees. Despite our efforts to restrict such unauthorized disclosure or use through nondisclosure agreements and other contractual restrictions, we may not be able to enforce these contractual provisions or we may incur substantial costs enforcing our legal rights.

Third parties may also develop similar or superior technology independently or by designing around our patents. In addition, the laws of some foreign countries do not offer the same level of protection for our intellectual property as the laws of the U.S. Further, no assurances can be given that any patent application we have filed or may file will result in a patent being issued, or that any existing or future patents will afford adequate or meaningful protection against competitors or against similar technologies. All of our patents and copyrights will eventually expire and some of our patents, including patents protecting significant elements of our technology, will expire within the next several years.

Filing, prosecuting and defending our intellectual property in countries throughout the world may be impractical and prohibitively expensive. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such lawsuits that we might initiate could be expensive, time consuming and divert management’s attention from our business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly. Additionally, we may provoke third parties to assert claims against us. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protections, which makes it difficult to stop infringement. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable.

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

We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to inadvertent leaks, computer viruses or other malicious code, unauthorized access attempts, and ransom or other cyber-attacks (including through phishing emails, attempts to fraudulently induce employees or others to disclose information, and the exploitation of software and operating vulnerabilities), any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Geopolitical events have also increased cybersecurity risks on a global basis. There can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation and financial condition, particularly attacks that result in our intellectual property and other confidential information being accessed or stolen.

We rely on third-party vendors to supply and support certain aspects of our information technology systems. These vendors could become vulnerable to cyber-attacks, malicious intrusions, breakdowns, interference or other significant disruptions, and their systems may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. In addition, we continue to grow in part through business and product acquisitions and may face risks associated with defects and vulnerabilities in the systems operated by the other parties to those transactions, or difficulties or other breakdowns or disruptions in connection with the integration of the acquired businesses and products into our information technology systems.

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

The SEC has adopted new rules that require us to provide greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability.

Market, Liquidity and Credit Risks

The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

On June 6, 2023, we entered into a Fourth Amended and Restated Credit Agreement (“Fourth Amended Credit Agreement”), with Wells Fargo Bank, National Association, and other financial institutions named therein. The Fourth Amended Credit Agreement amends and restates in its entirety our previously outstanding Third Amended and Restated Credit Agreement and all amendments thereto (the “Third Amended Credit Agreement”).

We have pledged substantially all of our assets as collateral for the Fourth Amended Credit Agreement. Our breach of any covenant in the Fourth Amended Credit Agreement, not otherwise cured, waived or amended, could result in a default under that agreement and could trigger acceleration of the underlying obligations. Any default under the Fourth Amended Credit Agreement could adversely affect our ability to service our debt and to fund our planned capital expenditures and ongoing operations. The administrative agent, joint lead arrangers, joint bookrunners and lenders under the Fourth Amended Credit Agreement have available to them the remedies typically available to lenders and secured parties, including the ability to foreclose on the collateral we have pledged. It could lead to an acceleration of indebtedness and foreclosure on our assets.

On December 8, 2023, we issued $747.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “Convertible Notes”) to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes are unsecured and bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Convertible Notes will mature on February 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

The Fourth Amended Credit Agreement and the Indenture which governs the Convertible Notes (the “Note Indenture”) contain restrictive covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity, payment of dividends and certain distributions and entry into related party transactions.

As currently amended, the Fourth Amended Credit Agreement provides for potential borrowings of up to $850 million. Such increased borrowing limits may make it more difficult for us to comply with leverage ratios and other restrictive covenants in the Fourth Amended Credit Agreement. We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payment obligations associated with this increased indebtedness.

Our management has broad discretion regarding the use of proceeds of the Convertible Notes and other borrowed funds.

Our management has broad discretion with respect to the use of the proceeds from the sale of the Convertible Notes and borrowed funds under the Fourth Amended Credit Agreement, including uses for acquisitions, capital expenditures, technological improvements, research and development projects and other items. Some of these uses could prove to be ineffective or unproductive and could negatively impact our business. We have not identified specific acquisitions or other uses for a significant portion of the proceeds from the sale of the Convertible Notes or borrowed funds under the Fourth Amended Credit Agreement. Investors will not have the opportunity to evaluate in advance the allocation of our available funds that our management decides to deploy. Rather, investors will rely on the judgment of our management regarding the application of our available funds. Our failure to utilize borrowed funds effectively and productively or find suitable investments or assets to acquire in a timely manner or on acceptable terms could result in financial losses, violation of financial covenants to which we are subject, harm our ability to access additional liquidity resources or have other negative consequences, any of which could result in a material adverse effect on our business, operations or financial condition.

We may not be able to service all of our indebtedness.

As of December 31, 2023, our total outstanding indebtedness under the Convertible Notes and the Fourth Amended Credit Agreement was $846.6 million. Under the terms of the Fourth Amended Credit Agreement, we are potentially able to borrow up to $626 million in additional funds, which could result in total indebtedness under the Convertible Notes and Fourth Amended Credit Agreement of $1,473 million.

We depend on our cash on hand and free cash flow from operations to fund our debt obligations, capital expenditures and ongoing operations. Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to continue to generate cash flow which, in turn, is dependent on a range of economic, competitive, and business factors, many of which are outside our control. If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service or repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs, any of which could have a material adverse effect on our business, financial condition or results of operations.

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire us.

Certain provisions in the Note Indenture may make it more difficult or expensive for a third party to acquire us. For example, the Note Indenture requires us, in certain circumstances, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of Merit may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of Merit that would otherwise be beneficial to investors.

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

In connection with the sale of the Convertible Notes, we entered into capped call transactions with certain of the initial purchasers of the Convertible Notes and/or their affiliates (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. Certain actions taken by the Option Counterparties, including modifying their hedge positions, purchasing or selling our common stock, or defaulting on their obligations, could cause or avoid an increase or decrease in the market price of our common stock.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

We report our financial results in United States Dollars. However, a substantial amount of our revenue is derived from international sales in foreign currencies. Thus, the revenues we report with respect to our operations outside the U.S. have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. These fluctuations in exchange rates are caused by a number of factors, including changes in a country's political and economic policies and inflationary conditions. Furthermore, currency exchange rates have been especially volatile in recent years, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. Those fluctuations could have a negative impact on our margins and financial results. During 2023, 2022 and 2021, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in a decrease in net sales of $6.4 million, a decrease in net sales of $23.8 million, and an increase in net sales of $10.3 million, respectively.

For the year ended December 31, 2023, $423.4 million, or 33.7%, of our net sales were denominated in foreign currencies, with our Chinese Yuan- and Euro-denominated sales representing our largest currency risks to net sales. If the rate of exchange between foreign currencies declines against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those respective foreign currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain strong cybersecurity systems to guard against unauthorized access, malicious software, corruption of data, disruption of our networks and systems and unauthorized release of confidential information. We employ an experienced and dedicated information security team, strive to follow industry best practices, and work with our employees globally to create awareness and mitigate cyber risk. On an ongoing basis, we assess risks (including our exposure from significant information technology suppliers, significant software as a service providers and major vendors with access to our information technology systems) and implement procedures and practices designed to improve the security, confidentiality, integrity and availability of our systems. We voluntarily engage third-party security auditors to test our systems and controls at least annually against the most widely recognized security standards and regulations. We have developed and continue to implement a continuing cyber awareness training program which is designed to increase awareness of cybersecurity threats throughout our company and reduce the risk of human error. We conduct periodic phishing testing on all our employees with e-mail access and emphasize information security in training events and programs we host throughout the year.

We have established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Our Board of Directors provides oversight of our enterprise risk management, including our approach to managing cybersecurity risk, and has delegated responsibility for review of information security risks to its Audit Committee. The Audit Committee regularly reviews information security risks and receives reports from our Chief Information Officer and other members of the Company’s management regarding those risks. Our cybersecurity program is managed by a dedicated Chief Information Officer whose global team, including the Director, Information Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our Chief Information Officer has over 28 years of relevant industry experience, including 17 years with Merit. Our Director, Information Security, functions as our senior information security officer and has over 17 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as Certified Information Systems Security Professional.

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

Item 2.Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Ireland and our principal office for Asian distribution located in Beijing, China. We also support our European operations from a distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease commercial space in India, Hong Kong, Italy, Dubai, Australia, Canada, Brazil, Malaysia, South Korea, Japan, South Africa, Singapore, Great Britain, Vietnam, Taiwan, New Zealand, Indonesia, and France, as well as in California and Texas. Our principal manufacturing and packaging facilities are located in Utah, Virginia, Texas, Ireland, Brazil, France, Singapore, Mexico, and The Netherlands. Our research and development activities are conducted principally at facilities located in Utah, California, Texas, Ireland and France.

Our total manufacturing, commercial, distribution, and research space is approximately 1.9 million square feet, of which approximately 1.0 million square feet is owned, and 0.9 million square feet is leased.

The following is a summary of the approximate square footage of our key facilities as of December 31, 2023:

Location	Main Purpose	Area (sq. ft.)
Utah	HQ, Manufacturing, Distribution, Research	724,170
Mexico	Manufacturing	196,690
Virginia	Manufacturing, Distribution	187,659
Ireland	Manufacturing, Research	139,680
The Netherlands	Manufacturing, Distribution	136,501
Texas	Manufacturing, Research	94,000
Singapore	Manufacturing	68,000
China	Distribution	59,708

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MMSI.” As of February 26, 2024, the number of shares of our common stock outstanding was 57,930,050 held by approximately 91 shareholders of record, not including shareholders whose shares are held in securities position listings. We did not repurchase any shares during the years ended December 31, 2023, 2022 and 2021.

Performance

The following graph compares the performance of our common stock with the performance of the NASDAQ US Benchmark TR Index and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in common stock prices from December 31, 2018 to December 31, 2023.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ US Benchmark (TR)
and NASDAQ Stocks (SIC 3840-3849)
250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Date
Merit Medical Systems, Inc.
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies Surgical, Medical, and Dental Instruments and Supplies)

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
Merit Medical Systems, Inc.	$100.00	$55.94	$99.46	$111.63	$126.52	$136.07
NASDAQ US Benchmark (TR)	100.00	131.17	159.07	200.26	160.75	203.23
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	130.29	193.37	219.67	155.78	163.47

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2018 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

Overview

We design, develop, manufacture, market and sell medical products for interventional and diagnostic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other nonvascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the year ended December 31, 2023, we reported sales of $1.257 billion, up $106.4 million or 9.2%, compared to 2022 sales of $1.151 billion. Our revenue results for the year ended December 31, 2023 were driven primarily by stronger-than-anticipated demand in the U.S. and more favorable than anticipated international sales trends, particularly in the EMEA and “Rest of World” (“ROW”) regions.

Gross profit as a percentage of sales was 46.4% for the year ended December 31, 2023 as compared to 45.1% for the year ended December 31, 2022.

Net income for the year ended December 31, 2023 was $94.4 million, or $1.62 per share, as compared to $74.5 million, or $1.29 per share, for the year ended December 31, 2022.

In June 2023, we completed the acquisition of a portfolio of dialysis catheter products and the BioSentry Biopsy Tract Sealant System from AngioDynamics and acquisition of the Surfacer Inside-Out Access Catheter System from Bluegrass.

On November 10, 2020, we introduced a corporate transformation initiative known as “Foundations for Growth” with multi-year financial targets for growth and improved profitability. We completed the final year of our Foundations for Growth Program, delivering or exceeding each of the financial targets we outlined for the three-year period ending December 31, 2023. We are introducing the “Continued Growth Initiatives” Program and new multi-year financial targets for the three-year period ending December 31, 2026.

On December 8, 2023, we closed an offering of $747.5 million aggregate principal amount of its 3.00% Convertible Senior Notes due 2029 (the “Convertible Notes”). We intend to use the proceeds from the Notes offering for general corporate purposes, which may include repayment or reduction of existing debt, sales and marketing activities, medical affairs and educational efforts, research and development, clinical studies, working capital, capital expenditures and investments in and acquisitions of other companies, products or technologies in the future.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2023	2022	2021
Net sales	100%	100%	100%
Gross profit	46.4	45.1	45.2
Selling, general and administrative expenses	29.7	29.8	31.2
Research and development expenses	6.6	6.6	6.6
Legal settlement	—	—	0.9
Impairment charges	—	0.2	0.4
Contingent consideration expense	0.1	0.4	0.3
Acquired in-process research and development expense	0.1	0.6	—
Income from operations	9.9	7.6	5.7
Other expense — net	(0.9)	(0.4)	(0.7)
Income before income taxes	8.9	7.2	5.0
Net income	7.5	6.5	4.5

Sales

Listed below are the sales by product category within each operating segment for the years ended December 31, 2023, 2022 and 2021 (in thousands, other than percentage changes):

	% Change	2023	% Change	2022	% Change	2021
Cardiovascular
Peripheral Intervention	14.2%	$502,220	8.6%	$439,810	18.6%	$405,116
Cardiac Intervention	4.4%	358,451	7.0%	343,186	14.6%	320,641
Custom Procedural Solutions	2.7%	195,333	(1.9)%	190,194	(4.6)%	193,942
OEM	13.5%	164,556	17.4%	145,034	12.5%	123,528
Total	9.2%	1,220,560	7.2%	1,118,224	11.7%	1,043,227

Endoscopy
Endoscopy Devices	12.4%	36,806	3.9%	32,757	6.2%	31,524

Total	9.2%	$1,257,366	7.1%	$1,150,981	11.5%	$1,074,751

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2023 were $1.221 billion, up 9.2%, when compared to the year ended December 31, 2022 of $1.118 billion. Sales for the year ended December 31, 2023 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $62.4 million, or 14.2%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, drainage, radar localization, and biopsy products.
(b)	Cardiac intervention products, which increased by $15.3 million, or 4.4%, from the corresponding period of 2022. This increase was driven primarily by sales of our access, hemostasis, angiography, and cardiac rhythm management/electrophysiology (“CRM/EP”) products, partially offset by a decrease in sales of our intervention products.
(c)	Custom procedural solutions products, which increased by $5.1 million, or 2.7% from the corresponding period of 2022. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of trays.
(d)	OEM products, which increased by $19.5 million, or 13.5% from the corresponding period of 2022. This increase was driven primarily by sales of our CRM/EP, angiography, intervention and coating products as well as our kits, partially offset by a decrease in sales of our fluid management products.

Our cardiovascular sales for the year ended December 31, 2022 were $1.118 billion, up 7.2%, when compared to the year ended December 31, 2021 of $1.043 billion. Sales for the year ended December 31, 2022 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $34.7 million, or 8.6%, from the corresponding period of 2021. This increase was driven primarily by sales of our access, embolotherapy, and radar localization products.
(b)	Cardiac intervention products, which increased by $22.5 million, or 7.0%, from the corresponding period of 2021. This increase was driven primarily by sales of our intervention, CRM/EP, and angiography products, partially offset by a decrease in sales of our fluid management products.
(c)	OEM products, which increased by $21.5 million, or 17.4% from the corresponding period of 2021. This increase was driven primarily by sales of our access, angiography, fluid management, intervention, coating products and kits, partially offset by a decrease in sales of our CRM/EP products.

The foregoing increase in sales for the year ended December 31, 2022 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by $(3.7) million, or (1.9)% from the corresponding period of 2021. This decrease was driven primarily by decreased sales of our critical care products, offset partially by increased sales of trays.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2023 were $36.8 million, up 12.4%, when compared to sales for the year ended December 31, 2022 of $32.8 million. Sales for the year ended December 31, 2023 were favorably affected by increased sales of our EndoMAXX fully covered esophageal stent, Elation Balloon Dilator, and AERO Mini tracheobronchial stent, partially offset by a decrease in sales of our probes.

Our endoscopy sales for the year ended December 31, 2022 were $32.8 million, up 3.9%, when compared to sales for the corresponding period in 2021 of $31.5 million. Sales for the year ended December 31, 2022 were favorably affected by increased sales of our Elation Balloon Dilator and other stents, partially offset by a decrease in sales of our EndoMAXX fully covered esophageal stent.

Geographic Sales

Listed below are sales by geography for the years ended December 31, 2023, 2022, and 2021 (in thousands, other than percentage changes):

	% Change	2023	% Change	2022	% Change	2021
United States	11.7%	726,989	6.8%	650,559	10.7%	608,878
International	6.0%	530,377	7.4%	500,422	12.6%	465,873
Total	9.2%	$1,257,366	7.1%	$1,150,981	11.5%	$1,074,751

United States Sales: U.S. sales for the year ended December 31, 2023 were $727.0 million, or 57.8% of net sales, up 11.7% when compared to 2022. The increase in our domestic sales in 2023 was driven primarily by our U.S. direct, OEM and oncology businesses. U.S. sales for the year ended December 31, 2022 were $650.6 million, or 56.5% of net sales, up 6.8% when compared to 2021. The increase in our domestic sales in 2022 was driven primarily by our U.S. direct, sensors and OEM businesses.

International Sales. International sales for the year ended December 31, 2023 were $530.4 million, or 42.2% of net sales, up 6.0% when compared to 2022. The increase in our international sales during 2023 was primarily a result of higher sales in EMEA, which increased $18.0 million or 8.3%, higher rest of world sales which increased $7.0 million or 16.6%, and higher sales in APAC, which increased $4.9 million or 2.1%, compared to the corresponding period of 2022. International sales for the year ended December 31, 2022 were $500.4 million, or 43.5% of net sales, up 7.4% when compared to 2021. The increase in our international sales during 2022 was primarily a result of higher sales in APAC, which increased $13.3 million or 5.9%, higher sales in EMEA, which increased $11.4 million or 5.5%, and higher rest of world sales which increased $9.9 million or 30.8%, compared to the corresponding period of 2021.

Our international sales are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations, calculated by using the applicable average foreign exchange rates for the prior year decreased sales (0.5)% for the year ended December 31, 2023 compared to 2022 and decreased sales (2.2)% for the year ended December 31, 2022 compared to 2021.

Gross Profit

Our gross profit as a percentage of sales was 46.4%, 45.1%, and 45.2% for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in gross profit as a percentage of sales for 2023, as compared to 2022, was primarily due to increased sales combined with changes in standard costs and product mix, lower freight expenses due to focus on increasing ocean freight and lowering air shipments, partially offset by higher royalty costs associated with sales and higher intangible amortization expense as a percentage of sales associated with acquisitions. The decrease in gross profit as a percentage of sales for 2022, as compared to 2021, was primarily due to less favorable manufacturing variances and higher freight costs as a percentage of sales, partially offset by more favorable changes in standard cost and product mix, decreased intangible amortization expense as a percentage of sales, and lower obsolescence expense, among other factors.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses increased $31.2 million, or 9.1%, for the year ended December 31, 2023 compared to 2022 and increased $6.8 million, or 2.0%, for the year ended December 31, 2022 compared to 2021. SG&A expenses as a percentage of sales were 29.7%, 29.8% and 31.2% for the years ended December 31, 2023, 2022 and 2021, respectively.

The increase in SG&A expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to increased labor-related costs associated with an increase in headcount and higher variable compensation linked to company performance, increase in loss for disposal of equipment associated with restructuring, higher travel related expenses as restrictions from the pandemic continued to decline, and an increase in depreciation and amortization associated with acquisitions.

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

Research and Development Expenses. Our research and development (“R&D”) expenses as a percentage of sales were 6.6%, 6.6% and 6.6% for the years ended December 31 2023, 2022, and 2021, respectively. R&D expenses increased by $7.2 million or 9.6% to $82.7 million for the year ended December 31, 2023, compared to $75.5 million in 2022. The increase in R&D expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to labor-related costs consistent with an increase in headcount and an increase in regulatory expense and costs for clinical trials.

R&D expenses increased by $4.3 million or 6.0% to $75.5 million for the year ended December 31, 2022, compared to $71.2 million for the year ended December 31, 2021. The increase in R&D expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to labor-related costs consistent with an increase in headcount. We also incurred increased outside service and consulting costs due to higher costs from clinical trials and the implementation of the MDR in the E.U.

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

Impairment Charges. For the year ended December 21, 2023, we recorded impairment charges of $270 thousand due to the acquisition and subsequent write-off of our equity investment in Bluegrass Vascular Technologies, Inc. (“Bluegrass”).

For the year ended December 31, 2022, we recorded impairment charges of $2.2 million. These impairments included $1.7 million of intangible assets for our divestiture of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings and $0.5 million impairment of our equity investment in XableCath, Inc. as this business ceased operations.

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

Contingent Consideration Expense. For the years ended December 31, 2023, 2022 and 2021, we recorded $1.7 million, $4.6 million and $3.2 million, respectively, of net contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. The expense in each fiscal year relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. During the year ended December 31, 2023, we incurred in-process research and development charges of $1.6 million primarily associated with the assets we acquired from Advanced Radiation Therapy, LLC (“ART”) on May 1, 2023. We incurred $6.7 million for in-process research and development charges associated with our acquisition of Restore Endosystems, LLC (“Restore Endosystems”) during the year ended December 31, 2022. We did not incur in-process research and development charges during the year ended December 31, 2021.

Operating Income

Our operating profit by operating segment for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

Operating Income	2023	2022	2021
Cardiovascular	$114,440	$80,946	$53,415
Endoscopy	9,504	6,617	7,501
Total operating income	$123,944	$87,563	$60,916

Cardiovascular Operating Income. Our cardiovascular operating income for the year ended December 31, 2023 was $114.4 million, compared to cardiovascular operating income of $80.9 million for the year ended December 31, 2022. This increase in cardiovascular operating income was primarily related to higher sales and gross profit, decreased impairment charges ($270 thousand in 2023 compared to $2.2 million in 2022), decreased acquired in-process research and development charges, and decreased contingent consideration expense ($1.7 million in 2023 compared to $4.6 million in 2022), partially offset by higher SG&A and R&D expenses.

Our cardiovascular operating income for the year ended December 31, 2022 was $80.9 million, compared to cardiovascular operating income of $53.4 million for the year ended December 31, 2021. This increase in cardiovascular operating income was primarily related to higher sales, decreased legal settlement costs, including $10 million in 2021 in connection with an agreement in principle to settle a securities class action lawsuit, and decreased impairment charges within our cardiovascular operating segment ($2.2 million in 2022 compared to $4.3 million in 2021), partially offset by increased labor-related and travel costs, and increased contingent consideration expense ($4.6 million in 2022 compared to $3.2 million in 2021).

Endoscopy Operating Income. Our endoscopy operating income for the year ended December 31, 2023 was $9.5 million, compared to operating income of $6.6 million for the year ended December 31, 2022. This increase in endoscopy operating income relative to 2022 was primarily due to higher sales and gross profit, partially offset by higher SG&A expenses.

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

Other Income (Expense)

Our other expense for the years ended December 31, 2023, 2022 and 2021 was $11.9 million, $4.9 million, and $7.0 million, respectively. The increase in other expense for 2023 compared to 2022 was principally the result of an increase in interest expense associated with increased borrowings under our Credit Agreement, issuance of convertible debt and rising interest rates, partially offset by an increase in interest income associated with an increase in cash and cash equivalents.

The decrease in other expense for 2022 compared to 2021 was principally the result of an increase in other income associated with realized and unrealized foreign currency gain (loss), partially offset by an increase in interest expense associated with rising interest rates and an increase in other expense related to the divestiture of the STD Pharmaceutical business.

Effective Tax Rate

Our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was a tax expense of $17.7 million, $8.1 million and $5.5 million, respectively, which resulted in an effective income tax rate of 15.8%, 9.8%, and 10.1%, respectively. The increase in the effective income tax rate for 2023 compared to 2022 was primarily the result of decreased benefit from items such as stock-based compensation, the foreign-derived intangible income (FDII) deduction, as well as the foreign tax credits being utilized. The decrease in the effective income tax rate for 2022 compared to 2021 was primarily the result of a benefit from the change in foreign withholding taxes on unremitted foreign earnings due to the restructuring of our foreign entities, more foreign tax credits being utilized, as well as additional benefit from the FDII deduction.

Net Income

Our net income for the years ended December 31, 2023, 2022 and 2021 was $94.4 million, $74.5 million, and $48.5 million, respectively. The increase in net income for 2023, when compared to 2022, was primarily related to higher sales, higher gross margin as a percentage of sales, decreased impairment charges ($270 thousand in 2023 compared to $2.2 million in 2022), decreased contingent consideration expense ($1.7 million in 2023 compared to $4.6 million in 2022), decreased acquired in-process research and development expense ($1.6 million in 2023 compared to $6.7 million in 2022); partially offset by higher SG&A and R&D expenses.

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

Liquidity and Capital Resources

Capital Commitments and Contractual Obligations

Our most significant contractual obligations as of December 31, 2023 included total long-term debt obligations of $846.6 million, of which $0.0 million is recorded in current liabilities, interest payments on this debt, contingent consideration liabilities of $3.4 million, of which $0.4 million is recorded in current liabilities, and operating lease liabilities of $68.3 million, of which $12.1 million is recorded in current liabilities. Additional information about these obligations is contained in Notes 8, 15 and 17 to our consolidated financial statements set forth in Item 8 of this report.

Cash Flows

At December 31, 2023 and 2022, we had cash, cash equivalents and restricted cash of $589.1 million and $60.6 million respectively, of which $48.7 million and $49.6 million, respectively, were held by foreign subsidiaries. We do not consider our foreign earnings to be permanently reinvested. As of December 31, 2023 and 2022, approximately $2.1 million and $2.1 million respectively, of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. Cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2023 and 2022, we had cash and cash equivalents, including restricted cash, of $17.6 million and $26.1 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $145.2 million, $114.3 million and $147.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. Net cash provided by operating activities increased $30.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income was $94.4 million and $74.5 million for the years ended December 31, 2023 and 2022, respectively.
●	Cash used for inventories was $(32.1) million and $(47.9) million for the years ended December 31, 2023 and 2022, respectively. The increase in inventory was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash provided by (used for) accounts payable was $(7.3) million and $12.7 million for the years ended December 31, 2023 and 2022, respectively, primarily due to an increase in operating expenses and changes in the timing of vendor payments.
●	Cash paid for income taxes was $31.5 million and $17.1 million for the years ended December 31, 2023 and 2022, respectively, primarily due to increases in income before tax.

Net cash provided by operating activities decreased $32.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income was $74.5 million and $48.5 million for the years ended December 31, 2022 and 2021, respectively. This improvement in net income was partially offset by an increase in the non-cash adjustment for deferred income taxes within the statement of cash flows of $(14.9) million and $(4.6) million for the years ended December 31, 2022 and 2021, respectively.
●	Cash (used for) accounts receivable was $(15.1) million and $(8.6) million for the years ended December 31, 2022 and 2021, respectively, due primarily to increases in sales volume,
●	Cash provided by (used for) other receivables was $4.2 million and $(10.4) million for the years ended December 31, 2022 and 2021, respectively, due primarily to the collection of approximately $8.2 million of insurance proceeds in connection with the consolidated securities class action lawsuit we settled in April 2022,

●	Cash used for inventories was $(47.9) million and $(25.2) million for the years ended December 31, 2022 and 2021, respectively, due primarily to efforts to normalize inventory levels as well as build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays, and
●	Cash provided by (used for) accrued expenses was $(16.4) million and $36.5 million for the years ended December 31, 2022 and 2021, respectively, primarily related to payment of a legal settlement accrual of $18.25 million in 2022 associated with the agreement in principle to settle the Class Action Litigation and increased labor-related cost accruals associated with higher commissions and bonus expense in the prior-year period, among other items.

Cash flows used in investing activities. We used cash in investing activities of $175.3 million, $57.4 million, and $37.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We invested in capital expenditures for property and equipment of $34.3 million, $45.0 million, and $27.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 to $60 million in 2024 for property and equipment.

Cash outflows invested in acquisitions for the year ended December 31, 2023 were $138.3 million and were primarily related to payments required by our asset purchase agreements with AngioDynamics ($100 million), Bluegrass ($32.7 million), and ART ($1.5 million), and our transaction with Solo Pace ($4.0 million). Cash outflows invested in acquisitions for the year ended December 31, 2022 were $8.3  million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems, our $2.5 million payment in our purchase of BioTrace Medical, Inc., and our additional equity investment in FluidX Medical Technology, Inc. (“Fluidx”) of $1.4 million. Cash outflows invested in acquisitions for the year ended December 31, 2021 were $7.2 million and were primarily related to $4.1 million for the settlement of deferred payments and the working capital adjustment associated with our acquisition of KA Medical, LLC (“KA Medical”) completed in November 2020 and $2.7 million for an equity investment in Fluidx.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the years ended December 31, 2023, 2022 and 2021 was $559.3 million, $(60.3) million, and $(98.4) million, respectively. In 2023 we issued convertible debt of $747.5 million, paid $66.5 million for the purchase of capped call options, and decreased our net borrowings under our Fourth Amended Credit Agreement by $99.1 million. In 2022 we decreased our net borrowings under our Third Amended Credit Agreement by $44.9 million and paid contingent consideration of $32.9 million, which is classified as a financing activity, principally related to our acquisitions of Cianna Medical Inc. (“Cianna Medical”) and Vascular Insights LLC (“Vascular Insights”). In 2021 we decreased our net borrowings under our Third Amended Credit Agreement by $108.5 million and paid contingent consideration of $10.7 million, which is classified as a financing activity, principally related to our acquisition of Vascular Insights.

As of December 31, 2023, we had outstanding borrowings of $846.6 million and issued letter of credit guarantees of $2.7 million, with additional available borrowings of approximately $626 million under the Fourth Amended Credit Agreement, based on the leverage ratio required pursuant to the Fourth Amended Credit Agreement. Our interest rate as of December 31, 2023 was a fixed rate of 3.0% on our Convertible Notes, a fixed rate of 3.39% on $75 million as a result of an interest rate swap, and a variable floating rate of 7.21% on $24.1 million. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin associated with our variable rate debt under the Fourth Amended Credit Agreement. See Note 8 and Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding the Fourth Amended Credit Agreement, Convertible Notes,  and our interest rate swap.

We currently believe that our existing cash balances, anticipated future cash flows from operations and borrowings under our long-term debt agreements will be adequate to fund our current and currently planned future operations for the next twelve months and the foreseeable future. In the event we pursue and complete significant transactions or acquisitions in the future, additional funds may be required to meet our strategic needs, which may require us to raise additional funds in the debt or equity markets.

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

Inventory Obsolescence. Our management reviews inventory quantities on hand and records provisions for estimated excess, slow moving and obsolete inventory. Based on this review, we provide adjustments for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2023, 2022 and 2021, we recorded obsolescence expense of approximately $11.5 million, $9.8 million, and $10.9 million, respectively, and wrote off approximately $11.9 million, $10.2 million, and $11.6 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2023 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. During our annual impairment test performed as of July 1, we utilized four reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of the amount, timing and duration of future cash flows, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2023, which was completed during the third quarter of 2023, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During the years ended December 31, 2022 and 2021, we identified indicators of impairment associated with certain acquired intangible assets within the asset groups based on our qualitative assessment. During the years ended December 31, 2022 and 2021, we recorded total impairment charges associated with intangible assets in our cardiovascular segment of  $1.7 million and $1.6 million, respectively. We did not have any impairments for the year ended December 31, 2023. These expenses are reflected within impairment charges in our consolidated statements of income. The primary factors driving impairment of certain intangible assets were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies. See Note 5 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding impairments of intangible assets.

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

We re-measure the estimated liability each quarter and record changes in the estimated fair value through operating expense in our consolidated statements of income. Significant increases or decreases in our estimates could result in changes to the estimated fair value of our contingent consideration liability, as well as the result of changes in the timing and amount of revenue estimates and changes in the discount rate or periods. Our revenue milestones for the acquisition of Brightwater Medical, Inc. includes payment thresholds. This and other similar contract features of our contingent consideration liabilities create sensitivity regarding the occurrence, timing, and amount of future payments.

For the years ended December 31, 2023, 2022 and 2021, we recognized contingent consideration expense of $1.7 million, $4.6 million and $3.2 million, respectively, from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. Changes in the fair value of our contingent consideration liabilities were primarily attributable to changes in anticipated sales growth in the acquired products and the anticipated timing of milestone payments. See Note 15 to our consolidated financial statements set forth in Item 8 of this report for additional details regarding our contingent liabilities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Rate Risk

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2023, a portion of our net sales ($423.4 million, representing 33.7% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our principal market risk relates to changes in the value of the Chinese Yuan Renminbi (CNY) and Euro (EUR) relative to the U.S. Dollar (USD), with limited market risk relating to various other currencies. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. Our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge for Euro-denominated revenues. Accordingly, a strengthening of the U.S. Dollar against the Euro will generally have a positive effect on our operating income.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of December 31, 2023 and 2022, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $141.1 million and $87.8 million, respectively. We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2023 and 2022, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of $108.4 million and $92.4 million, respectively.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at December 31, 2023 and 2022 indicates that, if the U.S. Dollar strengthened or weakened by 10% against all currencies, it would have the following impact on the fair value of these contracts (in thousands):

	2023	2022
10% Strengthening	$7,264	$4,660
10% Weakening	$(7,264)	$(4,660)

Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction or net exposure. These offsetting gains and losses are not reflected above. See Note 9 to our consolidated financial statements set forth in Item 8 of this report for additional discussion of our foreign currency forward contracts.

Interest Rate Risk

As discussed in Note 8 to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2023, we had outstanding borrowings of $99.1 million under the Fourth Amended Credit Agreement. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with Wells Fargo Bank, with a notional amount of $75 million. In June 2023, certain terms under the agreement were amended to reflect the transition from LIBOR to SOFR, an alternative reference rate. Under the interest rate swap agreement we fixed the one-month SOFR rate on that portion of our borrowings under the Fourth Amended Credit Agreement at 1.64% for the period from June 1, 2023 to July 31, 2024. This interest rate swap is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Excluding the amount that is subject to a fixed rate under the interest rate swap and assuming the current level of borrowings remained the same, it is estimated that our interest expense and income before income taxes would change by approximately $0.2 million annually for each one percentage point change in the average interest rate under these borrowings.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the provision for estimated excess, slow moving and obsolete inventories as a critical audit matter because of management’s significant judgment and estimates in determining the provision for estimated excess, slow moving and obsolete inventories primarily around forecasted product demand derived from historical experience of product sale and production raw material usage. This required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the valuation of excess, slow moving and obsolete inventories included the following, among others:

●	We tested the effectiveness of controls over the provision for estimated excess, slow moving and obsolete inventories.
●	We evaluated management’s ability to accurately estimate the provision for estimated excess, slow moving and obsolete inventories by comparing actual write-downs of inventories to management’s historical estimates.
●	We tested the calculation of the estimated excess, slow moving and obsolete inventories, on a sample basis, including the completeness and accuracy of the data used in the calculation, such as future product demand based on historical sales and raw material usage and product expiration.
●	We assessed the reasonableness of the assumptions used in the calculations of the provision for estimated excess, slow moving and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculations.
●	We tested the mathematical accuracy of the Company’s calculations of excess, slow moving and obsolete inventories.

Intangible Assets – Bluegrass and AngioDynamics Developed Technology – Refer to Note 3 to the financial statements

Critical Audit Matter Description

On May 4, 2023, the Company entered into an asset purchase agreement to acquire specific assets related to catheter products from Bluegrass Vascular Technologies, Inc. (“Bluegrass”). The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangibles assets acquired based on their respective fair values, including developed technology intangible assets of $28 million.

On June 8, 2023, the Company entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of catheter products. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values, including developed technology intangible assets of $65.2 million.

The determination of the fair value of the developed technology intangible assets required management to make significant estimates and assumptions related to future cash flows and the discount rate.

We identified the valuation of the acquired developed technology intangible assets from Bluegrass and AngioDynamics as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future cash flows and discount rate for the acquired Bluegrass and AngioDynamics developed technology intangible assets included the following, among others:

●	We tested the effectiveness of internal controls over the valuation of the developed technology intangible assets, including those over estimates of future cash flows and the selection of the discount rate.
●	We assessed the reasonableness of management’s estimated cash flows by inquiring of management regarding its processes for developing estimated financial information and comparing the estimates to historical results achieved by the acquired assets, historical results of the Company and other acquisitions completed in recent years, and comparable peer companies.
●	We performed sensitivity analyses of the significant assumptions used in the developed technology valuation models to evaluate the change in fair value resulting from changes in the significant assumptions.
●	With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodology; (2) evaluated the reasonableness of the discount rate through comparing the data underlying the determination of the discount rate to independent sources and developing a range of independent estimates and comparing those to the discount rates selected by management; and (3) tested the mathematical accuracy of the discounted cash flow calculation.
●	We evaluated whether the estimated revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit, including a retrospective review of actual post-acquisition financial results.
/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 28, 2024
We have served as the Company’s auditor since 1988.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
ASSETS	2023	2022

Current assets:
Cash and cash equivalents	$587,036	$58,408
Trade receivables — net of allowance for credit losses — 2023 — $9,023 and 2022 — $8,423	177,885	164,677
Other receivables	10,517	12,992
Inventories	303,871	265,991
Prepaid expenses and other current assets	24,286	22,324
Prepaid income taxes	4,016	3,913
Income tax refund receivables	859	779
Total current assets	1,108,470	529,084

Property and equipment:
Land and land improvements	26,017	25,940
Buildings	191,491	189,148
Manufacturing equipment	316,930	299,089
Furniture and fixtures	63,044	61,128
Leasehold improvements	53,638	49,673
Construction-in-progress	61,439	61,269
Total property and equipment	712,559	686,247
Less accumulated depreciation	(329,036)	(303,271)
Property and equipment — net	383,523	382,976

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2023 — $321,488 and 2022 — $274,570	283,999	237,522
Other — net of accumulated amortization — 2023 — $76,887 and 2022 — $69,780	41,884	38,350
Goodwill	382,240	359,821
Deferred income tax assets	7,288	6,599
Right-of-use operating lease assets	63,047	65,262
Other assets	54,793	44,352
Total other assets	833,251	751,906

Total assets	$2,325,244	$1,663,966

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2023	2022

Current liabilities:
Trade payables	$65,944	$68,504
Accrued expenses	120,447	123,189
Current portion of long-term debt	—	11,250
Short-term operating lease liabilities	12,087	11,005
Income taxes payable	5,086	6,697
Total current liabilities	203,564	220,645

Long-term debt	823,013	186,759
Deferred income tax liabilities	5,547	18,462
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	17,167	15,264
Deferred credits	1,605	1,708
Long-term operating lease liabilities	56,259	59,736
Other long-term obligations	13,830	14,736
Total liabilities	1,123,244	519,569

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued	—	—
Common stock, no par value; 100,000 shares authorized; issued and outstanding as of December 31, 2023 - 57,858 and December 31, 2022 - 57,306	638,150	675,174
Retained earnings	575,184	480,773
Accumulated other comprehensive loss	(11,334)	(11,550)
Total stockholders’ equity	1,202,000	1,144,397

Total liabilities and stockholders’ equity	$2,325,244	$1,663,966

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2023	2022	2021
Net sales	$1,257,366	$1,150,981	$1,074,751
Cost of sales	673,494	631,882	589,418
Gross profit	583,872	519,099	485,333

Operating expenses:
Selling, general and administrative	373,676	342,525	335,690
Research and development	82,728	75,510	71,247
Legal settlement	—	—	10,036
Impairment charges	270	2,219	4,283
Contingent consideration expense	1,704	4,611	3,161
Acquired in-process research and development	1,550	6,671	—
Total operating expenses	459,928	431,536	424,417

Income from operations	123,944	87,563	60,916

Other income (expense):
Interest income	2,456	439	769
Interest expense	(15,511)	(6,339)	(5,261)
Other income (expense) — net	1,200	966	(2,507)
Total other expense — net	(11,855)	(4,934)	(6,999)

Income before income taxes	112,089	82,629	53,917

Income tax expense	17,678	8,113	5,463

Net income	$94,411	$74,516	$48,454

Earnings per common share
Basic	$1.64	$1.31	$0.86
Diluted	$1.62	$1.29	$0.84

Weighted average shares outstanding
Basic	57,593	56,806	56,145
Diluted	58,356	57,671	57,359

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2023	2022	2021
Net income	$94,411	$74,516	$48,454
Other comprehensive income:
Cash flow hedges	(3,570)	9,007	5,965
Income tax benefit (expense)	866	(2,177)	(1,489)
Foreign currency translation adjustment	2,959	(10,491)	(7,704)
Income tax benefit (expense)	(39)	102	689
Total other comprehensive income (loss)	216	(3,559)	(2,539)
Total comprehensive income	$94,627	$70,957	$45,915

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
BALANCE — January 1, 2021	55,623	$606,224	$357,803	$(5,452)	$958,575
Net income			48,454		48,454
Other comprehensive loss				(2,539)	(2,539)
Stock-based compensation expense		14,579			14,579
Options exercised	883	20,374			20,374
Issuance of common stock under Employee Stock Purchase Plans	18	1,112			1,112
Shares issued from time-vested restricted stock units	59	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(10)	(576)			(576)
Shares surrendered in exchange for exercise of stock options	(3)	(180)			(180)
BALANCE — December 31, 2021	56,570	641,533	406,257	(7,991)	1,039,799
Net income			74,516		74,516
Other comprehensive loss				(3,559)	(3,559)
Stock-based compensation expense		16,045			16,045
Options exercised	703	20,092			20,092
Issuance of common stock under Employee Stock Purchase Plans	19	1,118			1,118
Shares issued from time-vested restricted stock units	70	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(38)	(2,474)			(2,474)
Shares surrendered in exchange for exercise of stock options	(18)	(1,140)			(1,140)
BALANCE — December 31, 2022	57,306	675,174	480,773	(11,550)	1,144,397
Net income			94,411		94,411
Other comprehensive income				216	216
Stock-based compensation expense		19,043			19,043
Options exercised	606	20,312			20,312
Issuance of common stock under Employee Stock Purchase Plans	15	1,081			1,081
Shares issued from time-vested restricted stock units	92	—			—
Purchase of capped call option	—	(66,528)			(66,528)
Shares surrendered in exchange for payment of payroll tax liabilities	(75)	(5,123)			(5,123)
Shares surrendered in exchange for exercise of stock options	(86)	(5,809)			(5,809)
BALANCE — December 31, 2023	57,858	$638,150	$575,184	$(11,334)	$1,202,000

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,411	$74,516	$48,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,985	81,804	84,066
(Gain) loss on disposition of business	(431)	1,417	—
Loss on sale or abandonment of property and equipment	5,838	380	1,303
Write-off of certain intangible assets and other long-term assets	506	2,281	4,412
Acquired in-process research and development	1,550	6,671	—
Amortization of right-of-use operating lease assets	11,307	10,394	11,718
Fair value adjustments related to contingent consideration liabilities	1,704	4,611	3,161
Amortization of deferred credits	(104)	(107)	(108)
Amortization and write-off of long-term debt issuance costs	1,717	604	604
Deferred income taxes	(12,643)	(14,924)	(4,631)
Stock-based compensation expense	21,333	18,042	16,090
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(11,916)	(15,116)	(8,618)
Other receivables	2,429	4,154	(10,418)
Inventories	(32,105)	(47,929)	(25,183)
Prepaid expenses and other current assets	1,281	(1,798)	(3,555)
Prepaid income taxes	(92)	(379)	125
Income tax refund receivables	(58)	1,952	739
Other assets	(5,976)	657	(1,670)
Trade payables	(7,297)	12,661	6,050
Accrued expenses	(2,484)	(16,379)	36,462
Income taxes payable	(1,685)	4,521	(119)
Liabilities related to unrecognized tax benefits	—	(45)	314
Deferred compensation payable	1,903	(2,848)	1,303
Operating lease liabilities	(11,492)	(11,127)	(12,410)
Other long-term obligations	(2,530)	278	(858)
Total adjustments	50,740	39,775	98,777
Net cash, cash equivalents, and restricted cash provided by operating activities	145,151	114,291	147,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(34,290)	(45,029)	(27,939)
Intangible assets	(2,411)	(3,175)	(2,834)
Proceeds from the sale of property and equipment	201	65	1,037
Proceeds (payments) from disposition of business	431	(971)	—
Cash received for settlement of note receivable	—	—	2,000
Issuance of note receivable	(1,000)	—	(2,254)
Cash paid in acquisitions, net of cash acquired	(138,278)	(8,287)	(7,171)
Net cash, cash equivalents, and restricted cash used in investing activities	$(175,347)	$(57,397)	$(37,161)

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$15,584	$20,070	$21,306
Proceeds from issuance of long-term debt	1,199,203	215,205	98,421
Payments on long-term debt	(579,624)	(260,143)	(206,921)
Purchase of capped call option	(66,528)	—	—
Long-term debt issuance costs	(677)	—	—
Contingent payments related to acquisitions	(3,569)	(32,918)	(10,665)
Payment of taxes related to an exchange of common stock	(5,123)	(2,474)	(576)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	559,266	(60,260)	(98,435)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(484)	(3,826)	(801)
Net increase (decrease) in cash, cash equivalents and restricted cash	528,586	(7,192)	10,834

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	60,558	67,750	56,916
End of period	$589,144	$60,558	$67,750

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	587,036	58,408	67,750
Restricted cash reported in prepaid expenses and other current assets	2,108	2,150	—
Total cash, cash equivalents and restricted cash	$589,144	$60,558	$67,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $1,272, $858 and $480, respectively)	$14,051	$6,258	$5,261
Income taxes	31,534	17,092	8,828

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$8,267	$3,702	$2,558
Acquisition purchases in accrued expenses and other long-term obligations	3,713	3,526	—
Merit common stock surrendered (86, 18 and 3 shares, respectively) in exchange for exercise of stock options	5,809	1,140	180
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	8,891	11,130	1,524

See notes to consolidated financial statements.	(concluded)

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

We manufacture our products in plants located in the U.S., Mexico, The Netherlands, Ireland, France, Brazil and Singapore. We export sales to dealers and have direct or modified direct sales forces in the U.S., Canada, Western Europe, Australia, Brazil, Japan, China, Malaysia, South Korea, UAE, India, New Zealand and South Africa (see Note 13). Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following is a summary of the more significant of such policies.

Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts.

Cash and Cash Equivalents. We consider interest-bearing deposits with an original maturity date of three months or less to be cash equivalents. As of December 31, 2023 and 2022, we had restricted cash for the payment of certain import and other taxes for our subsidiary in China of $2.1 million and $2.1 million, respectively, which was reported within prepaid expenses and other assets on our consolidated balance sheets.

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

Inventories. We value our inventories at the lower of cost, at approximate costs determined on a first-in, first-out method, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory costs include material, labor and manufacturing overhead. We review inventories on hand and record provisions based on estimated excess, slow moving and obsolete inventories, as well as inventories with a carrying value in excess of net realizable value. The regular and systematic review of the valuation of inventories includes an assessment of future product demand based on historical sales and raw material usage and product expiration.

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

Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $34.0 million, $33.4 million, and $34.5 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled $18.3 million and $15.8 million at December 31, 2023 and 2022, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of $17.2 million and $15.3 million at December 31, 2023 and 2022, respectively, to reflect the liability to our employees under this plan.

Other Assets. Other assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Investments in privately held companies	$19,061	$15,576
Deferred compensation plan assets	18,309	15,767
Long-term notes receivable, net	3,241	2,397
Other	14,182	10,612
Total	$54,793	$44,352

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

Other Long-term Obligations. Other long-term obligations as of December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Contingent consideration liabilities	$3,039	$2,260
Other long-term obligations	10,791	12,476
Total	$13,830	$14,736

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021. In addition, we invoice our customers for taxes assessed by governmental authorities, such as sales tax and value-added taxes. We present these taxes on a net basis.

Shipping and Handling. When billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Cost of Sales. We include product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, product royalty expense, developed technology amortization expense, production-related depreciation expense and product license agreement expense in cost of sales.

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

Earnings per Common Share. Net income per common share is computed by both the basic method, which uses the weighted average number of our common shares outstanding, and the diluted method, which includes the potentially dilutive common equivalent shares outstanding. Performance stock units are considered contingently issuable awards and are excluded from the weighted average basic share calculation. These awards are included in the weighted average dilutive share calculation, to the extent they are dilutive, based on the number of shares, if any, that would be issuable as of the end of the reporting period assuming the end of the reporting period is also the end of the performance period. For  Convertible Notes, the dilutive effect is calculated using the if-converted method.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. The fair value of our performance stock units linked to total shareholder return is estimated using Monte-Carlo simulations. Compensation expense is adjusted each period based on the grant-date fair value and the number of shares that are probable of being awarded based on the performance conditions of the awards. Restricted stock units are valued based on the closing stock price on the date of grant. Cash-settled share-based awards, or liability awards, are remeasured at fair value each reporting period until the awards are settled. Total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $21.3 million, $18.0 million, and $16.1 million, respectively (see Note 12).

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

Foreign Currency. The financial statements of our foreign subsidiaries are measured using local currencies as the functional currency, with the exception of our manufacturing subsidiaries in Ireland and Mexico, which each use the U.S. Dollar as its functional currency. Assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Transactional exchange gains or losses are included in other income (expense) in determining net income for the period.

Derivatives. We use forward contracts to mitigate our exposure to volatility in foreign exchange rates, and we use an interest rate swap to hedge changes in the benchmark interest rate related to our Fourth Amended Credit Agreement described in Note 8. All derivatives are recognized in the consolidated balance sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. We do not purchase or hold derivative financial instruments for speculative or trading purposes (see Note 9).

Recently Adopted Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. During 2023, we transitioned our interest rate swap agreement to reference the Secured Overnight Financing Rate (“SOFR”) in connection with reference rate reform and adopted certain optional expedients provided in ASU 2020-04 in relation to contract modifications and hedge accounting that allowed us to continue hedge accounting for our interest rate swap cash flow hedge (see Note 9). The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The provisions of this update must be applied retrospectively to all periods presented in the financial statements. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

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

The following table presents sales by operating segment disaggregated based on product category and geographic region for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended			Year Ended			Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	United States	International	Total	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$299,313	$202,907	$502,220	$263,602	$176,208	$439,810	$244,459	$160,657	$405,116
Cardiac Intervention	143,755	214,696	358,451	128,711	214,475	343,186	122,452	198,189	320,641
Custom Procedural Solutions	114,010	81,323	195,333	108,778	81,416	190,194	108,068	85,874	193,942
OEM	135,525	29,031	164,556	118,869	26,165	145,034	104,436	19,092	123,528
Total	692,603	527,957	1,220,560	619,960	498,264	1,118,224	579,415	463,812	1,043,227

Endoscopy
Endoscopy Devices	34,386	2,420	36,806	30,599	2,158	32,757	29,463	2,061	31,524

Total	$726,989	$530,377	$1,257,366	$650,559	$500,422	$1,150,981	$608,878	$465,873	$1,074,751

3.ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS

2023 Acquisitions

On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were approximately $14.4 million for the year ended December 31, 2023. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $4.9 million for the year ended December 31, 2023. The purchase price was allocated as follows (in thousands):

Assets Acquired
Prepaid expenses	$2,000
Inventories	5,254
Property and equipment	108
Intangible assets
Developed technology	65,200
Trademarks	4,000
Customer list	5,800
Goodwill	17,638
Total net assets acquired	$100,000

We are amortizing the AngioDynamics developed technology intangible assets over ten years, the trademark intangible assets over 11 years, and the customer list intangible asset on an accelerated basis over ten years. We have estimated the weighted average life of the intangible assets acquired from AngioDynamics to be 10.5 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects on our consolidated results of operations of the AngioDynamics acquisition are not material in relation to reported sales and it was deemed impracticable to obtain information due to the unavailability of the information provided to the Company, management’s inability to reasonably estimate the amounts from the carve out of assets and differing fiscal year-end of the acquired business.

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass, for a purchase price of approximately $32.7 million. Prior to the acquisition, we held an equity investment of 1,251,878 Bluegrass common shares representing approximately 19.5% ownership in Bluegrass. The fair value of this previously held equity investment of approximately $245,000 is included in the purchase price allocation. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, are not material. The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$175
Intangible assets
Developed technology	28,000
Trademarks	900
Goodwill	3,898
Total net assets acquired	$32,973

We are amortizing the Bluegrass developed technology intangible asset over 15 years and the related trademarks over 13 years. We have estimated the weighted average life of the intangible assets acquired from Bluegrass to be 14.9 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects on our consolidated results of operations of the Bluegrass acquisition are not material.

On May 1, 2023, we entered into an asset purchase agreement to acquire certain assets from ART, related to intellectual property rights for soft tissue markers. The total purchase price of the ART assets included an up-front payment of $750,000, a deferred payment of $750,000 payable upon the first to occur of (1) shipment and installation of two commercial production winders used to manufacture the product or (2) 30 days after delivery of the winders to Merit, and, a deferred payment of $500,000 payable upon regulatory approval from the U.S. Food and Drug Administration for Merit to commence commercialization, marketing and sale of the product in the United States. We have accounted for this transaction as an asset purchase and recorded $1.5 million of acquired in-process research and development expense associated with the upfront payment and completion of the milestone related to the installation of the commercial production winders. The final payment will be capitalized as a developed technology intangible asset when paid upon completion of the regulatory approval milestone under the terms of the asset purchase agreement. The payments are reported within operating expenses because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

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

During April 2022, we paid $1.4 million to acquire shares of Series A Preferred Stock of Fluidx Medical Technology, Inc. ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased, and continue to hold, $4.7 million of participating preferred shares of Fluidx. Our investments have been recorded as equity investments accounted for at cost and reflected within Other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 17% of its outstanding capital stock at the date of this investment.

2021 Acquisitions

During September 2021, we paid $2.7 million to acquire Series A preferred shares of Fluidx. We had previously purchased $2 million of participating preferred shares during 2019. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 15.0% of the outstanding stock at the date of this investment.

4.INVENTORIES

Inventories at December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Finished goods	$158,893	$147,051
Work-in-process	25,420	29,534
Raw materials	119,558	89,406
Total inventories	$303,871	$265,991

5.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Goodwill balance at January 1	$359,821	$361,741
Effect of foreign exchange	883	(1,920)
Additions and adjustments as the result of acquisitions	21,536	—
Goodwill balance at December 31	$382,240	$359,821

Total accumulated goodwill impairment losses aggregated to $8.3 million as of December 31, 2023 and 2022. We did not have any goodwill impairments for the years ended December 31, 2023, 2022 and 2021. The total goodwill balance as of December 31, 2023 and 2022 is related to our cardiovascular segment.

Other intangible assets at December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,877	$(10,916)	$17,961
Distribution agreements	3,250	(2,919)	331
License agreements	11,142	(8,327)	2,815
Trademarks	35,135	(20,804)	14,331
Customer lists	40,367	(33,921)	6,446
Total	$118,771	$(76,887)	$41,884

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,445	$(10,203)	$19,242
Distribution agreements	3,250	(2,715)	535
License agreements	11,109	(7,250)	3,859
Trademarks	30,221	(17,863)	12,358
Customer lists	34,105	(31,749)	2,356
Total	$108,130	$(69,780)	$38,350

Aggregate amortization expense for the years ended December 31, 2023, 2022 and 2021 was $56.1 million, $48.4 million, and $49.6 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2023 (in thousands):

Estimated Amortization Expense
2024	$62,244
2025	60,127
2026	49,037
2027	45,619
2028	44,230

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the year ended December 31, 2023, we recorded no impairment charges related to our intangible assets. During the year ended December 31, 2022, we recorded total impairment charges related to our intangible assets of $1.7 million for our divestiture on April 30, 2022 of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited, which pertained to our cardiovascular segment. During the year ended December 31, 2021, we recorded total impairment charges related to our intangible assets of $1.6 million for the remaining carrying value of ArraVasc license agreements, which pertained to our cardiovascular segment. The primary indicators of impairment were restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies.

6.INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. We currently do not anticipate the recently enacted law, including the corporate alternative minimum tax, one percent excise tax on stock repurchases, or tax incentives to promote clean energy, to have a material impact on our consolidated financial statements.

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules.

For the years ended December 31, 2023, 2022 and 2021, income before income taxes is broken out between U.S. and foreign-sourced operations consisted of the following (in thousands):

	2023	2022	2021
Domestic	$60,935	$77,562	$21,328
Foreign	51,154	5,067	32,589
Total	$112,089	$82,629	$53,917

The components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Current expense:
Federal	$15,684	$9,584	$808
State	3,775	3,162	806
Foreign	10,862	10,291	8,480
Total current expense	30,321	23,037	10,094

Deferred expense (benefit):
Federal	(11,030)	(10,438)	(468)
State	(1,699)	(3,615)	(1,845)
Foreign	86	(871)	(2,318)
Total deferred benefit	(12,643)	(14,924)	(4,631)

Total income tax expense	$17,678	$8,113	$5,463

The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Computed federal income tax expense at applicable statutory rate of 21%	$23,539	$17,352	$11,323
State income tax expense (benefit)	1,627	35	(283)
Tax credits	(2,412)	(1,978)	(2,507)
Tax effect of international items	(3,994)	(10,698)	(281)
Uncertain tax positions	4	(47)	401
Deferred compensation insurance assets	(548)	706	(413)
Stock-based compensation	(3,001)	(3,423)	(5,571)
Valuation allowance	(90)	3,523	—
Remeasurement of state deferred taxes	(73)	(375)	(526)
Non-deductible expenses	2,101	2,027	2,455
Remeasurement of contingent consideration liabilities	317	1,061	733
Other — including the effect of graduated rates	208	(70)	132
Total income tax expense	$17,678	$8,113	$5,463

Deferred income tax assets and liabilities at December 31, 2023 and 2022, consisted of the following temporary differences and carry-forward items (in thousands):

	2023	2022
Deferred income tax assets:
Allowance for credit losses on trade receivables	$2,009	$1,925
Accrued compensation expense	10,285	9,968
Inventory differences	5,477	5,712
Net operating loss carryforwards	10,007	11,117
Stock-based compensation expense	7,913	7,167
Operating lease assets	11,331	12,801
Federal R&D tax credit	—	634
State R&D tax credits	5,237	4,679
IRC Section 174 capitalized R&D	26,370	15,012
Other	10,159	8,827
Total deferred income tax assets	88,788	77,842

Deferred income tax liabilities:
Prepaid expenses	(1,123)	(1,568)
Property and equipment	(23,539)	(20,925)
Intangible assets	(34,613)	(38,547)
Foreign withholding tax	(2,005)	(1,571)
Operating lease liabilities	(10,129)	(11,527)
Other	(1,898)	(2,040)
Total deferred income tax liabilities	(73,307)	(76,178)
Valuation allowance	(13,740)	(13,527)
Net deferred income tax assets (liabilities)	$1,741	$(11,863)

Reported as:
Deferred income tax assets	$7,288	$6,599
Deferred income tax liabilities	(5,547)	(18,462)
Net deferred income tax assets (liabilities)	$1,741	$(11,863)

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards, non-US net operating loss carryforwards, and capital loss carryforwards for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $213,000 during the year ended December 31, 2023, increased by $2.7 million during the year ended December 31, 2022, and increased by $573,000 during the year ended December 31, 2021.

As of December 31, 2023, we had U.S federal net operating loss carryforwards of $24.7 million, which were generated by Cianna Medical, Vascular Access Technologies, Inc., DFINE Inc., and Biosphere Medical, Inc., prior to our acquisition of these companies. These net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. If unused, $24.7 million of the net operating losses will expire between 2025 and 2037. We anticipate that we will utilize all current net operating loss carryforwards prior to their expiration dates over the next 12 years. We utilized a total of $5 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2023.

As of December 31, 2023, we had $22.6 million of non-U.S. net operating loss carryforwards, of which $20.6 million have no expiration date and $2 million expire at various dates through 2035. Non-U.S. net operating loss carryforwards utilized during the year ended December 31, 2023 were not material.

We do not consider our foreign earnings to be permanently reinvested. Consequently, we have recorded tax expense of $434,000, $320,000 and $288,000 for foreign withholding taxes on unremitted foreign earnings during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, for the year ended December 31, 2022, a tax benefit of $4.3 million was recorded with respect to the restructuring of our foreign entities and the associated change in foreign withholding taxes on the unremitted foreign earnings.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2017.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2023, including interest and penalties, was $1.9 million, of which $1.9 million would favorably impact our effective tax rate if recognized. The total liability for unrecognized tax benefits at December 31, 2022, including interest and penalties, was $1.9 million, of which $1.9 million would favorably impact our effective tax rate if recognized. At December 31, 2023 and 2022, none of the total liability was presented as a reduction to non-current deferred income tax assets on our consolidated balance sheet. As of December 31, 2023 and 2022, we had accrued $290,000 and $336,000 respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2023, 2022 and 2021, our liability for unrecognized tax benefit was increased (decreased) for interest and penalties by $(46,000), $14,000, and $46,000, respectively. We estimate it is reasonably possible that within the next 12 months the total liability for unrecognized tax benefits may increase, including expirations related to statutes of limitation, up to $7,000.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Unrecognized tax benefits, opening balance	$1,576	$1,635	$1,674
Gross increases (decreases) in tax positions taken in a prior year	112	(10)	82
Gross increases in tax positions taken in the current year	442	294	316
Lapse of applicable statute of limitations	(508)	(343)	(437)
Unrecognized tax benefits, ending balance	$1,622	$1,576	$1,635

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

7.ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Payroll and related liabilities	$66,929	$58,620
Current portion of contingent liabilities	408	15,813
Advances from employees	285	165
Accrued rebates payable	11,005	10,925
Accrued legal settlement	—	1,000
Other accrued expenses	41,820	36,666
Total	$120,447	$123,189

8.DEBT

Principal balances outstanding under our long-term debt obligations as of December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Term loans	$99,063	$124,688
Revolving credit loans	—	73,500
Convertible notes	747,500	—
Less unamortized debt issuance costs	(23,550)	(179)
Total long-term debt	823,013	198,009
Less current portion	—	11,250
Long-term portion	$823,013	$186,759

Future minimum principal payments on our long-term debt as of December 31, 2023, are as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
2024	$—
2025	—
2026	—
2027	—
2028	99,063
Thereafter	747,500
Total future minimum principal payments	$846,563

Fourth Amended and Restated Credit Agreement

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

On December 5, 2023, we executed an amendment to the Fourth Amended Credit Agreement (the "Fourth Amended Credit Agreement, as amended") to facilitate the issuance of our Convertible Notes described below. Among other things, the amendment also updated the definition of the Applicable Margin used in determining the interest rates and amended the financial covenants, all as described below.

Term loans made under the Fourth Amended Credit Agreement, as amended bear interest, at our election, at either (i) the Base Rate  plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement) or, (ii) Adjusted Term SOFR plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended), or (d) Adjusted Daily Simple SONIA plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended). Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

The Fourth Amended Credit Agreement, as amended is collateralized by substantially all of our assets. The Fourth Amended Credit Agreement contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Fourth Amended Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Net Leverage Ratio (1)	5.0 to 1.0
Consolidated Senior Secured Net Leverage Ratio (2)	3.0 to 1.0
Consolidated Interest Coverage Ratio (3)	3.0 to 1.0

(1)	Maximum Consolidated Total Net Leverage Ratio (as defined in the Fourth Amended Credit Agreement, as amended) as of any fiscal quarter end.
(2)	Maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Fourth Amended Credit Agreement, as amended) as of any fiscal quarter end.
(3)	Minimum ratio of Consolidated EBITDA (as defined in the Fourth Amended Credit Agreement and adjusted for certain expenditures) to Consolidated Interest Expense (as defined in the Fourth Amended Credit Agreement, as amended) for any period of four consecutive fiscal quarters.

As of December 31, 2023, we believe we were in compliance with all covenants set forth in the Fourth Amended Credit Agreement, as amended.

As of December 31, 2023, we had outstanding borrowings of $99.1 million and issued letter of credit guarantees of $2.7 million under the Fourth Amended Credit Agreement, as amended, with additional available borrowings of approximately $626 million, based on the leverage ratio required pursuant to the Fourth Amended Credit Agreement, as amended. Our interest rate as of December 31, 2023 was a fixed rate of 3.39% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9) and a variable floating rate of 7.21% on $24.1 million. Our interest rate as of December 31, 2022 was a fixed rate of 2.71% on $75 million as a result of an interest rate swap and a variable floating rate of 5.38% on $123.2 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin.

Convertible Notes

In December 2023, we issued Convertible Notes which bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Convertible Notes are senior unsecured obligations (as defined in the Note Indenture) of the Company and will mature on February 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the sale of the Convertible Notes were approximately $724.8 million after deducting offering and issuance costs and before the costs of the Capped Call transaction, as described below.

The initial conversion rate of the notes will be 11.5171 shares of common stock per $1,000 principal amount of notes equivalent to an initial conversion price of approximately $86.83 per share of common stock, subject to adjustments as provided in the Indenture upon the occurrence of certain specified events. In addition, Holders of the Convertible Notes (“Holders”) will have the right to require the Company to repurchase all or a part of their notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes) in cash at a fundamental change repurchase price of 100% of their principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; (2) The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the indenture governing the Convertible Notes; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if the Company calls any Convertible Notes for redemption. As of December 31, 2023, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met, therefore, they are classified as long-term.

On or after February 7, 2027, we may redeem for cash all or part of the Convertible Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption.

Upon conversion, the Company will (1) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and (2) pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of our common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

Capped Call Transaction

In December 2023, in connection with the pricing of the Convertible Notes, Merit entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain of the initial purchasers and/or their respective affiliates and certain other financial institutions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Merit’s common stock initially underlying the Convertible Notes and are generally expected to reduce potential dilution to Merit’s common stock upon any conversion of Convertible Notes and/or offset any cash payments Merit is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on a cap price initially equal to approximately $114.68 per share of Merit’s common stock, subject to certain adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was approximately $66.5 million. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to common stock within stockholders' equity.

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

Interest Rate Risk. Our debt under the Fourth Amended Credit Agreement bears interest at variable interest rates and, therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Fourth Amended Credit Agreement that is solely due to changes in the benchmark interest rate.

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

At December 31, 2023 and 2022, our interest rate swaps qualified as cash flow hedges. The fair value of our interest rate swap at December 31, 2023 was an asset of $1.5 million, partially offset by $0.4 million in deferred taxes. The fair value of our interest rate swaps at December 31, 2022 was an asset of $3.4 million, partially offset by $0.8 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of foreign currencies. As of December 31, 2023 and 2022, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $141.1 million and $87.8 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2023 and 2022, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $108.4 million and $92.4 million, respectively.

Balance Sheet Presentation of Derivatives. As of December 31, 2023 and 2022, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Interest rate swap	Prepaid expenses and other assets	$1,503	$—
Interest rate swap	Other assets (long-term)	—	3,444
Foreign currency forward contracts	Prepaid expenses and other assets	2,061	3,215
Foreign currency forward contracts	Other assets (long-term)	216	56

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,898)	(1,509)
Foreign currency forward contracts	Other long-term obligations	(499)	(531)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$828	$1,512

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,463)	(1,946)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income ("OCI") in our consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	Year Ended December 31,
Derivative instrument	2023	2022	2021
Interest rate swaps	$609	$4,879	$1,402
Foreign currency forward contracts	3,909	6,263	(1,521)

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on AOCI and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Consolidated Statements			Amount of Gain/(Loss)
	of Income			reclassified from AOCI
	Year Ended December 31,			Year ended December 31,
Location in statements of income	2023	2022	2021	2023	2022	2021
Interest expense	$(15,511)	$(6,339)	$(5,261)	$2,550	$(12)	$(1,509)
Revenue	1,257,366	1,150,981	1,074,751	4,081	3,583	(5,592)
Cost of sales	(673,494)	(631,882)	(589,418)	1,457	(1,436)	1,017

As of December 31, 2023, $0.9 million or $0.7 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of December 31, 2023, $1.5 million, or $1.1 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the years presented (in thousands):

		Year ended December 31,
Derivative Instrument	Location in statements of income	2023	2022	2021
Foreign currency forward contracts	Other income (expense) — net	$2,004	$1,420	$(1,598)

See Note 15 for additional information about our derivatives.

10.COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution centers, office space, equipment, vehicles, and land. See Note 17 for disclosures regarding these operating leases.

Royalties. As of December 31, 2023, we had entered into a number of agreements to license or acquire rights to certain intellectual property which require us to make royalty payments during the term of the agreements generally based on a percentage of sales. During the years ended December 31, 2023, 2022 and 2021, total royalty expense approximated $8.6 million, $7.3 million and $7.6 million, respectively, and is recorded in cost of sales on the consolidated statements of income. Minimum contractual commitments under royalty agreements to be paid within twelve months of December 31, 2023 were not significant. See Note 15 for discussion of future royalty commitments related to acquisitions.

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

11.EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands, except per share amounts):

	2023	2022	2021
Net income	$94,411	$74,516	$48,454
Average common shares outstanding	57,593	56,806	56,145
Basic EPS	$1.64	$1.31	$0.86

Average common shares outstanding	57,593	56,806	56,145
Effect of dilutive stock awards	763	865	1,214
Total potential shares outstanding	58,356	57,671	57,359
Diluted EPS	$1.62	$1.29	$0.84

Equity awards excluded as the impact was anti-dilutive (1)	1,143	1,438	799

_______________________________________________

(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes issued in December 2023, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Merit’s common stock or a combination of cash and shares of Merit’s common stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing prices of our common stock for the year ended December 31, 2023 were used as the basis for determining the dilutive effect on EPS. The average closing prices for our common stock did not exceed the conversion price of $86.83, and therefore all associated shares were anti-dilutive.

12.EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTIONS AND WARRANTS

Our stock-based compensation primarily consists of the following plans:

2018 Long-Term Incentive Plan. In June 2018, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan, which was subsequently amended effective December 14, 2018 (the “2018 Incentive Plan”) to supplement the Merit Medical Systems, Inc. 2006 Long-Term Incentive plan (the "2006 Incentive Plan"). The 2018 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards (including performance stock units). Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options typically vest on an annual basis over a three to five-year life with a contractual life of seven years. As of December 31, 2023, a total of 1,709,391 shares remained available to be issued under the 2018 Incentive Plan.

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted, and our shareholders approved, the 2006 Incentive Plan. As of December 31, 2023, the 2006 Incentive Plan was no longer being used for new equity award grants. However, as of December 31, 2023, options granted under this plan were still outstanding, vesting, and being exercised and will continue to be outstanding until the vesting periods end and the terms of the equity awards expire.

Employee Stock Purchase Plan. We have a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2026. As of December 31, 2023, the total number of shares of common stock that remained available to be issued under our non-qualified plan was 87,673 shares. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the common stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Cost of sales
Nonqualified stock options	$1,647	$1,606	$1,476
Research and development
Nonqualified stock options	1,739	1,789	1,343
Selling, general and administrative
Nonqualified stock options	7,542	7,305	6,678
Performance-based restricted stock units	6,344	3,509	3,525
Restricted stock units	1,771	1,836	1,557
Cash-settled performance-based share-based awards ("Liability Awards")	2,290	1,997	1,511
Total selling, general and administrative	17,947	14,647	13,271

Stock-based compensation expense before taxes	$21,333	$18,042	$16,090

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

As of December 31, 2023, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $20.4 million and is expected to be recognized over a weighted average period of 2.2 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	3.6% - 4.8%	1.4% - 4.3%	0.5% - 1.1%
Expected option term	4.0 years	4.0 years	4.0 years
Expected dividend yield	—	—	—
Expected price volatility	39.6% - 47.1%	46.2% - 47.5%	46.1% - 46.7%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined based upon the historical volatility for our stock. We recognize compensation expense for options on a straight-line basis over the service period, which corresponds to the vesting period. During the years ended December 31, 2023, 2022 and 2021, approximately 444,000, 251,000 and 716,000 nonqualified stock option grants were made, respectively, for a total fair value of $13.1 million, $6.3 million and $17.5 million.

The table below presents information related to stock option activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Total intrinsic value of stock options exercised	$23,300	$27,110	$36,086
Cash received from stock option exercises	14,503	18,952	20,194
Excess tax benefit from the exercise of stock options	3,001	3,423	5,571

Changes in stock options for the year ended December 31, 2023, consisted of the following (shares and intrinsic value in thousands):

	Number	Weighted Average	Remaining Contractual	Intrinsic
	of Shares	Exercise Price	Term (in years)	Value
Beginning balance	3,077	$49.62
Granted	444	72.36
Exercised	(606)	33.48
Forfeited/expired	(47)	60.08
Outstanding at December 31	2,868	56.39	3.44	$56,333
Exercisable	1,714	50.73	2.40	43,234
Ending vested and expected to vest	2,868	56.39	3.44	56,333

The weighted average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $29.58, $24.98 and $24.38, respectively.

Stock-Settled Performance-Based Restricted Stock Units (“PSUs”) and Time-Vested Restricted Stock Units (“RSUs”)

Since 2020, we have granted PSUs which vest at the end of one, two and three-year performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. PSUs convey no shareholder rights unless and until shares are issued in settlement of the award.

We use Monte-Carlo simulations to estimate the grant-date fair value of the PSUs linked to total shareholder return. Compensation expense is recognized using the grant-date fair value for the number of shares that are probable of being awarded based on the performance conditions. Each reporting period, this probability assessment is updated, and cumulative catchups are recorded based on the performance metrics that are expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual financial performance metrics attained.

We have granted RSUs to our non-employee directors, which are subject to continued service through the vesting date, which is one year from the date of grant. The expense recognized for RSUs is equal to the closing stock price on the date of grant, which is recognized over the vesting period.

Changes in PSUs and RSUs for the year ended December 31, 2023, consisted of the following:

	PSUs			RSUs
			Weighted Average		Weighted Average
	Stock Units		Grant Date	Stock Units	Grant Date
	(In Thousands)	(1)	Fair Value	(In Thousands)	Fair Value
Beginning nonvested balance	179		$63.90	31	$59.02
Granted	229		72.26	20	83.99
rTSR adjustment	8	(2)	70.58	—	—
Vested	(61)		70.58	(31)	59.02
Forfeited	—		—	—	—
Nonvested balance at December 31	355		71.15	20	83.99

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier. The actual number of shares which vest is determined based on the satisfaction of performance conditions and the application of an rTSR multiplier between 75% and 125%.
(2)	Represents the application of an rTSR multiplier of 125% to certain awards vested in 2023 based on the performance of our common stock and the terms of the awards.

The following table summarizes PSUs and RSUs granted during the years ended December 31, 2023, 2022, and 2021 (units and shares in thousands):

	2023	2022	2021
PSUs
Target units granted	115	48	52
Maximum units granted (1)	229	97	103
Maximum potential shares (1)(2)	287	121	129
Weighted average grant date fair value	$72.26	$64.54	$61.39
RSUs
Units granted	20	31	26
Weighted average grant date fair value	$83.99	$59.02	$61.77

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier.
(2)	Includes the impact of the maximum potential rTSR multiplier of 125%.

During the years ended December 31, 2023, 2022 and 2021, there were approximately 61,000, 44,000 and 26,000 shares, respectively, that vested under PSUs, prior to the reduction of shares withheld to satisfy tax withholding obligations. Vested shares were calculated based upon achievement of the financial performance multipliers and market conditions related to the rTSR multiplier. During the years ended December 31, 2023, 2022 and 2021, there were approximately 31,000, 26,000 and 34,000 shares, respectively, that vested under RSUs.

The fair value of each PSU was estimated as of the grant date using the following assumptions for awards granted in the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	3.9% - 4.6%	1.6% - 2.7%	0.1% - 0.3%
Performance period	2.8 years	2.6 - 2.8 years	1.8 - 2.8 years
Expected dividend yield	—	—	—
Expected price volatility	31.4% - 32.6%	38.5% - 46.2%	43.7% - 49.3%

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

As of December 31, 2023, the total remaining unrecognized compensation cost related to stock-settled performance stock units and restricted stock units, net of expected forfeitures, was $10.5 million and $0.6 million, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 0.4 years, respectively.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the years ended December 31, 2023, 2022 and 2021, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.3 million, $1.0 million, and $1.0 million, respectively. These awards entitle him to a target cash payment based upon our relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements.

During the years ended December 31, 2023, 2022 and 2021, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment probable of being awarded based on the performance metrics.

The potential maximum payout of these liability awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.3 million, $2.5 million and $2.5 million for liability awards granted during the years ended December 31, 2023, 2022 and 2021, respectively. Settlement generally occurs at the end of one, two and three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheets. The fair value of these awards is remeasured at each reporting period until the awards are settled. As of December 31, 2023, our recorded liabilities associated with these awards was $3.4 million, and we had remaining unrecognized compensation cost related to cash-settled performance-based share-based awards of $3.1 million, which is expected to be recognized over a weighted average period of 1.8 years. During 2023, 2022 and 2021, we paid $1.7 million, $833,000 and $417,000, respectively, in connection with liability awards, and no awards were forfeited.

13.SEGMENT REPORTING AND FOREIGN OPERATIONS

We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our operating segments based on net sales and operating income. See Note 2 to our consolidated financial statements set forth in Item 8 of this report for a detailed breakout of our sales by operating segment and product category, disaggregated between domestic and international sales.

During the years ended December 31, 2023, 2022 and 2021, we had international sales of $530.4 million, $500.4 million and $465.9 million, respectively, or 42%, 43% and 43%, respectively, of net sales. Our largest international markets include China, Japan, Germany, France and the United Kingdom, with China representing our most significant international sales market with sales of $147.3 million, $149.3 million, and $138.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. International sales are attributed based on location of the customer receiving the product.

Our long-lived assets (which are comprised of our net property and equipment) by geographic area at December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
United States	$273,105	$281,290	$275,311
Ireland	42,333	40,749	39,863
Other foreign countries	68,085	60,937	56,484
Total	$383,523	$382,976	$371,658

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	2023	2022	2021
Net sales
Cardiovascular	$1,220,560	$1,118,224	$1,043,227
Endoscopy	36,806	32,757	31,524
Total net sales	1,257,366	1,150,981	1,074,751

Income from operations
Cardiovascular	114,440	80,946	53,415
Endoscopy	9,504	6,617	7,501
Total income from operations	123,944	87,563	60,916

Total other expense — net	(11,855)	(4,934)	(6,999)
Income tax expense	17,678	8,113	5,463

Net income	$94,411	$74,516	$48,454

Total assets by operating segment at December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Cardiovascular	$2,308,217	$1,652,145	$1,635,676
Endoscopy	17,027	11,821	12,618
Total	$2,325,244	$1,663,966	$1,648,294

Total depreciation and amortization by operating segment for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Cardiovascular	$88,960	$80,777	$83,000
Endoscopy	1,025	1,027	1,066
Total	$89,985	$81,804	$84,066

Total capital expenditures for property and equipment by operating segment for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	2023	2022	2021
Cardiovascular	$33,985	$44,925	$27,557
Endoscopy	305	104	382
Total	$34,290	$45,029	$27,939

14.EMPLOYEE BENEFIT PLANS

We have defined contribution plans covering all U.S. full-time adult employees and certain of our foreign employees. Our contributions to these plans are discretionary in certain countries, including the U.S. In September 2019, we ceased discretionary contributions to certain of our defined contribution plans and subsequently reinstated those contributions in May 2021. Total expense for contributions made to these plans for the years ended December 31, 2023, 2022 and 2021 was $8.8 million, $7.7 million and $6.5 million, respectively.

15.FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2023 and 2022, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$78	$78	$—	$—
Interest rate contract asset, current (2)	$1,503	$—	$1,503	$—
Foreign currency contract assets, current and long-term (3)	$3,105	$—	$3,105	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,860)	$—	$(3,860)	$—
Contingent consideration liabilities	$(3,447)	$—	$—	$(3,447)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$138	$138	$—	$—
Interest rate contract asset, long-term (2)	$3,444	$—	$3,444	$—
Foreign currency contract assets, current and long-term (3)	$4,783	$—	$4,783	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,986)	$—	$(3,986)	$—
Contingent consideration liabilities	$(18,073)	$—	$—	$(18,073)

(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contracts is determined using Level 2 fair value inputs and is recorded as prepaid and other current assets or other long-term assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid and other assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. Contingent consideration liabilities are re-measured to fair value at each reporting period, with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the years ended December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Beginning balance	$18,073	$48,234
Contingent consideration expense	1,704	4,610
Contingent payments made	(16,330)	(34,762)
Effect of foreign exchange	—	(9)
Ending balance	$3,447	$18,073

As of December 31, 2023, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. As of December 31, 2022, $2.3 million in contingent consideration liability was included in other long-term obligations and $15.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities.

Cash payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $12.8 million and $1.8 million for the years ended December 31, 2023 and 2022 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities includes the following significant unobservable inputs at December 31, 2023 and 2022 (amounts in thousands):

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,945	Discounted cash flow	Discount rate	12.0% - 16.0%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$409	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2022	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,097	Discounted cash flow	Discount rate	14% - 17%	15.7%
			Projected year of payments	2023-2034	2026

Revenue milestones contingent liability	$13,064	Monte Carlo simulation	Discount rate	5.1% - 14.0%	5.2%
			Projected year of payments	2023-2033	2023

Regulatory approval contingent liability	$2,912	Scenario-based method	Discount rate	5.7%
			Probability of milestone payment	90%
			Projected year of payment	2023-2030	2024
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties. As a former shareholder of Cianna Medical, a former Merit director was eligible for payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical completed in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. During 2023, we made the final contingent payment to Cianna Medical Shareholders, including $0.9 million paid to the former Merit director who is a former Cianna Medical shareholder. During the year ended December 31, 2022, we made contingent payments of approximately $1.6 million to the former director, and no such payments during 2021.

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt under our Fourth Amended Credit Agreement re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. We believe the fair value our long-term debt under our convertible notes approximates carrying value as the notes were issued in December 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are Level 1 inputs.

Impairment Charges

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, right-of-use operating lease assets, equity investments in privately held companies, intangible assets and goodwill in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

Intangible Assets. During the years ended December 31, 2023, 2022 and 2021, we had losses of $0.0 million, $1.7 million and $1.6 million, respectively, related to certain acquired intangible assets (see Note 5).

Right of Use Operating Lease Assets. We identified changes in events and circumstances relating to certain right-of-use (“ROU”) operating lease assets. We compared the anticipated undiscounted cash flows generated by a sublease to the carrying value of the ROU operating lease and related long-lived assets and determined that the carrying values were not recoverable. Consequently, we recorded an impairment loss during the year ended December 31, 2021 of $1.4 million, which is equal to the excess of the carrying value of the assets over their estimated fair value. The impairment loss was driven primarily by site consolidation decisions and changes in our projected cash flows for the ROU operating lease asset and related long-lived assets, due to changes in the real estate market as a result of the COVID-19 pandemic. These changes included an increase in the anticipated time to identify a lessee, an increase in anticipated lease concessions, and a decrease in the expected lease rates for the property. The ROU operating lease asset impairment losses pertained to our cardiovascular segment. We had no such losses during the years ended December 31, 2023 and 2022.

Property and Equipment. During the year ended December 31, 2021, we had losses of $1.3 million related to the measurement of property and equipment at fair value based on the planned discontinuance of the Advocate™ Peripheral Angioplasty Balloon product line, sold under our license agreements with ArraVasc, which pertained to our cardiovascular segment. We had no such losses during the years ended December 31, 2023 and 2022.

Equity Investments, Purchase Options and Notes Receivable. During the year ended December 31, 2023, we recorded impairment charges of $0.3 million associated with our previously held equity investment in Bluegrass in connection with the Bluegrass asset acquisition completed on May 4, 2023 (see Note 3). During the year ended December 31, 2022, we recognized $0.5 million of impairment expense related to our equity method investment in XableCath, as business ceased operations. We had no such losses during the years ended December 31, 2021. Our equity investments in privately held companies were $19.1 million and $15.6 million at December 21, 2023 and 2022, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $3.2 million and $2.4 million, as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an allowance for current expected credit losses of $568,000 and $281,000, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Beginning balance	$281	$199
Provision for credit loss expense	287	82
Ending balance	$568	$281

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
BALANCE — January 1, 2021	$(6,940)	$1,488	$(5,452)
Other comprehensive loss	(119)	(7,704)	(7,823)
Income taxes	(1,489)	689	(800)
Reclassifications to:
Revenue	5,592		5,592
Cost of sales	(1,017)		(1,017)
Interest expense	1,509		1,509
Net other comprehensive income (loss)	4,476	(7,015)	(2,539)

BALANCE — December 31, 2021	(2,464)	(5,527)	(7,991)
Other comprehensive income (loss)	11,142	(10,491)	651
Income taxes	(2,177)	102	(2,075)
Reclassifications to:
Revenue	(3,583)		(3,583)
Cost of sales	1,436		1,436
Interest expense	12		12
Net other comprehensive income (loss)	6,830	(10,389)	(3,559)

BALANCE — December 31, 2022	4,366	(15,916)	(11,550)
Other comprehensive income	4,518	2,959	7,477
Income taxes	866	(39)	827
Reclassifications to:
Revenue	(4,081)		(4,081)
Cost of sales	(1,457)		(1,457)
Interest expense	(2,550)		(2,550)
Net other comprehensive income (loss)	(2,704)	2,920	216

BALANCE — December 31, 2023	$1,662	$(12,996)	$(11,334)

17.LEASES

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms ranging from less than one year to approximately 26 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate ROU assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of December 31, 2023 recorded on our consolidated balance sheet are related to our cardiovascular segment.

From time to time, we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the years ended December 31, 2023, 2022 and 2021 was not significant.

The following was included in our consolidated balance sheet as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Assets
ROU operating lease assets	$63,047	$65,262

Liabilities
Short-term operating lease liabilities	$12,087	$11,005
Long-term operating lease liabilities	56,259	59,736
Total operating lease liabilities	$68,346	$70,741

We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Net lease cost for the years ended December 31, 2023, 2022 and 2021 was $14.4 million, $13.8 million, and $15.9 million, respectively. The components of lease costs for the years ended December 31, 2023, 2022 and 2021 were as follows, in thousands:

Lease Cost	Classification	2023	2022	2021
Operating lease cost (a)	Selling, general and administrative expenses	$14,879	$14,219	$16,013
Sublease (income) (b)	Selling, general and administrative expenses	(488)	(409)	(75)
Net lease cost		$14,391	$13,810	$15,938

(a)	Includes expense related to short-term leases and variable payments, which were not significant.

(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 was as follows, in thousands:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$13,804	$13,710	$14,970
Right-of-use assets obtained in exchange for lease obligations	$8,891	$11,130	$1,524

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2023, 2022 and 2021, our lease agreements had the following remaining lease term and discount rates:

	2023	2022	2021
Weighted average remaining lease term	9.6 years	10.4 years	11.4 years
Weighted average discount rate	3.4%	3.4%	3.4%

As of December 31, 2023, maturities of operating lease liabilities were as follows, in thousands:

Year ended December 31,	Amounts due under operating leases
2024	$13,706
2025	10,718
2026	8,867
2027	7,432
2028	6,089
Thereafter	33,950
Total lease payments	80,762
Less: Imputed interest	(12,416)
Total	$68,346

As of December 31, 2023, we had entered into an agreement related to an operating lease in Mexico for manufacturing space that had not yet commenced. The lease will commence in March 2024 with average annual maturities of approximately $700,000 expected for a period of approximately 11 years.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the criteria discussed above and our management’s assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

February 28, 2024

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2023, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedules.

—	Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Balance at	Additions Charged to		Balance at
Allowance for Credit Losses:	Beginning of Year	Costs and Expenses (a)	Deduction (b)	End of Year
2021	$(5,313)	$(2,678)	$1,224	$(6,767)
2022	$(6,767)	$(1,858)	$202	$(8,423)
2023	$(8,423)	$(1,772)	$1,172	$(9,023)
(a)	We record a provision for credit losses based upon historical bad debt experience, current economic conditions, expectations of future economic conditions, and management’s evaluation of our ability to collect individual outstanding balances.

(b)	When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for credit losses.

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Balance at	Additions Charged to		Balance at
Tax Valuation Allowance:	Beginning of Year	Costs and Expenses (a)	Deduction	End of Year
2021	$(10,213)	$(573)	$-	$(10,786)
2022	$(10,786)	$(2,741)	$-	$(13,527)
2023	$(13,527)	$(213)	$-	$(13,740)
(a)	We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Index to Exhibits

2.1	Asset Purchase Agreement by and between Merit Medical Systems, Inc. and AngioDynamics, Inc. dated as of June 8, 2023.*

3.1	Amended and Restated Articles of Incorporation dated May 31, 2018.*

3.2	Third Amended and Restated Bylaws dated May 31, 2018.*

4.1	Specimen Certificate of the Common Stock.*

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Merit Medical Systems, Inc. 2006 Long Term Incentive Plan.*†

10.2	First Amendment to the Merit Medical Systems 2006 Long-Term Incentive Plan, dated May 31, 2007.*†

10.3	Lease Agreement, dated as of June 8, 1993, by and between QRS 11-20 (UT), Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*

10.4	Amended and Restated Deferred Compensation Plan, dated January 1, 2004.*†

10.5	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008.*†

10.6	Second Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan, made and adopted effective May 31, 2009.*†

10.7	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, made and adopted effective May 31, 2009.*†

10.8	First Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective September 19, 2010.*†

10.9	Second Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated November 29, 2010.*†

10.10	Third Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective October 1, 2010.*†

10.11	Fourth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2011.*†

10.12	Fifth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 28, 2012.*†

10.13	Sixth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2013.*†

10.14	Seventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 10, 2014.*†

10.15	Eighth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 29, 2014.*†

10.16	Form of Employment Agreement, dated May 26, 2016 between Merit Medical Systems, Inc. and each of the following individuals: Joseph C. Wright, and Brian G. Lloyd.*†

10.17	Third Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan dated February 13, 2015.*†

10.18	Merit Medical Systems, Inc., Restatement of the 1996 Employee Stock Purchase Plan dated July 1, 2000.*†

10.19	First Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 1, 2001.*†

10.20	Second Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated January 1, 2006.*†

10.21	Third Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 7, 2006.*†

10.22	Fourth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated February 13, 2015.*†

10.23	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021.*†

10.24	Form of First Amendment to Employment Agreement for each of Joseph C. Wright, and Brian G. Lloyd.*†

10.25	First Amendment to Lease Agreement dated May 22, 2017 for office and manufacturing facility.*

10.26	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective May 24, 2018.*†

10.27	First Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective December 14, 2018.*†

10.28	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021.*†

10.29	Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Raul Parra as of the 1st day of August, 2018.*†

10.30	Merit Medical Systems, Inc. 2019 Executive Bonus Plan, dated January 1, 2019.*†

10.31	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated August 1, 2016.*†

10.32	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2017.*†

10.33	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2019.*†

10.34	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 1, 2018.*†

10.35

Third Amended and Restated Credit Agreement entered into by and among Merit Medical Systems, Inc., Wells Fargo Bank National Association and the lenders and subsidiary guarantors named therein, dated July 9, 2019.*

10.36	Thirteenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective January 1, 2019.*†

10.37	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.38

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2020, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Joseph C. Wright, and Brian G. Lloyd.*†

10.39	First Amendment to the Merit Medical Systems, Inc. 2019 Executive Bonus Plan, effective June 22, 2020.*†

10.40

Settlement Agreement, dated October 13, 2020, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (“OIG-HHS”) of the Department of Health and Human Services (“HHS”), and the Defense Health Agency (“DHA”), acting on behalf of the TRICARE Program (collectively, the “United States”); Merit Medical Systems, Inc.; and Charles J. Wolf, M.D. (“Relator”), through their authorized representatives.*

10.41	Corporate Integrity Agreement, dated October 13, 2020, by and between the OIG-HHS and Merit Medical Systems, Inc.*

10.42

Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, F. Ann Millner, Ed. D., Lynne N. Ward, and Thomas J. Gunderson.*†

10.43	Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, David K. Floyd, and James T. Hogan.*†

10.44	Form of Indemnification Agreement between Merit Medical Systems, Inc. and each executive officer.*†

10.45	Indemnification Agreement, dated as of June 17, 2021, between Merit Medical Systems, Inc. and Stephen C. Evans.*†

10.46	Form of Indemnification Agreement, dated as of May 19, 2022, between Merit Medical Systems, Inc. and each of Laura Kaiser and Michael McDonnell.*†

10.47	Employment Agreement between Merit Medical Systems, Inc. and Michel J. Voigt, dated December 11, 2020.*†

10.48	Employment Agreement between Merit Medical Systems, Inc. and Neil Peterson, dated May 19, 2022.*†

10.49	Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.50	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.51

Form of Performance Stock Unit Award Agreement (Two Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.52

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 19, 2021, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.53	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.54	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Raul Parra.*†

10.55

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.56	Performance Stock Unit Award Agreement (Three Year Performance Period), dated May 19, 2022, by and between Merit Medical Systems, Inc. and Neil Peterson.*†
10.57

Form of Restricted Stock Unit Award Agreement, dated May 24, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, James T. Hogan, Thomas J. Gunderson, Laura s. Kaiser, Michael R. McDonnell, F. Ann Millner, and Lynne N. Ward.*†

10.58	Second Amendment to Lease Agreement dated March 10, 2022, by and between MM (UT) QRS 11-59, Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*
10.59	Deferred Compensation Plan for Non-Employee Directors, effective as of July 22, 2022.*†

10.60	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.61

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.62

Form of Restricted Stock Unit Award Agreement, dated May 18, 2023, by and between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, and Lynne N. Ward.*†

10.63

Fourth Amended and Restated Credit Agreement, dated June 6, 2023, by and among Merit Medical Systems, Inc. as Borrower and the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, U.S. Bank National Association and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association, U.S Bank National Association and Truist Bank as Co-Syndication Agents and TD Bank, N.A., as Documentation Agent.*

10.64	Amended and Restated Employment Agreement, dated June 8, 2023, by and between Merit Medical Systems, Inc. and Fred P. Lampropoulos.*

10.65	Indenture, dated as of December 8, 2023, among Merit Medical Systems, Inc., and U.S. Bank Trust Company, National Association, as trustee.*

10.66	Form of 3.00% Convertible Senior Note due 2029 (included in Exhibit 10.68).*

10.67	Form of Capped Call Confirmation.*

10.68

First Amendment to the Fourth Amended and Restated Credit Agreement dated December 5, 2023, by and among certain subsidiaries of Merit Medical Systems, Inc., Wells Fargo Bank, National Association, as administrative agent for Lenders, Bank of America, N.A., HSBC Bank USA, National Association, U.S. Bank National Association, Truist Bank, TD Bank, N.A., Huntington National Bank, and Regions Bank.

10.69	Rule 10b5-1 Trading Plan, dated August 7, 2023, between F. Ann Millner and E*TRADE Securities LLC.
21	Subsidiaries of Merit Medical Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

97	Policy Relating to the Recovery of Erroneously Awarded Compensation.†

101

The following materials from the Merit Medical Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
(c)	Schedules:

None

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2024.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on February 28, 2024.

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