Form 10-Q
period 2024-03-31
MERIT MEDICAL SYSTEMS INC
filed 2024-04-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of April 26, 2024
Common Stock, no par value	58,105,654

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2024	2023
	(unaudited)
Current assets:
Cash and cash equivalents	$581,921	$587,036
Trade receivables — net of allowance for credit losses — 2024 — $9,327 and 2023 — $9,023	180,663	177,885
Other receivables	10,980	10,517
Inventories	302,733	303,871
Prepaid expenses and other current assets	24,437	24,286
Prepaid income taxes	4,088	4,016
Income tax refund receivables	453	859
Total current assets	1,105,275	1,108,470

Property and equipment:
Land and land improvements	25,982	26,017
Buildings	191,218	191,491
Manufacturing equipment	327,628	316,930
Furniture and fixtures	63,790	63,044
Leasehold improvements	53,772	53,638
Construction-in-progress	58,296	61,439
Total property and equipment	720,686	712,559
Less accumulated depreciation	(337,025)	(329,036)
Property and equipment — net	383,661	383,523

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2024 — $333,920 and 2023 — $321,488	277,085	283,999
Other — net of accumulated amortization — 2024 — $78,771 and 2023 — $76,887	40,399	41,884
Goodwill	381,539	382,240
Deferred income tax assets	7,072	7,288
Right-of-use operating lease assets	72,639	63,047
Other assets	58,682	54,793
Total other assets	837,416	833,251

Total assets	$2,326,352	$2,325,244

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023
	(unaudited)
Current liabilities:
Trade payables	$48,377	$65,944
Accrued expenses	113,220	120,447
Short-term operating lease liabilities	12,472	12,087
Income taxes payable	9,275	5,086
Total current liabilities	183,344	203,564

Long-term debt	800,136	823,013
Deferred income tax liabilities	5,519	5,547
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	18,228	17,167
Deferred credits	1,579	1,605
Long-term operating lease liabilities	60,141	56,259
Other long-term obligations	14,956	13,830
Total liabilities	1,086,162	1,123,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of March 31, 2024 and December 31, 2023	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of March 31, 2024 - 58,102 and December 31, 2023 - 57,858	649,222	638,150
Retained earnings	603,424	575,184
Accumulated other comprehensive loss	(12,456)	(11,334)
Total stockholders’ equity	1,240,190	1,202,000

Total liabilities and stockholders’ equity	$2,326,352	$2,325,244

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$323,508	$297,565
Cost of sales	171,793	159,203
Gross profit	151,715	138,362

Operating expenses:
Selling, general and administrative	94,428	90,144
Research and development	21,482	21,314
Contingent consideration (benefit) expense	(117)	521
Total operating expenses	115,793	111,979

Income from operations	35,922	26,383

Other income (expense):
Interest income	7,276	131
Interest expense	(8,046)	(2,011)
Other income (expense) — net	(804)	997
Total other expense — net	(1,574)	(883)

Income before income taxes	34,348	25,500

Income tax expense	6,108	4,797

Net income	$28,240	$20,703

Earnings per common share
Basic	$0.49	$0.36
Diluted	$0.48	$0.36

Weighted average shares outstanding
Basic	57,958	57,352
Diluted	58,567	58,183

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$28,240	$20,703
Other comprehensive income (loss):
Cash flow hedges	2,972	(1,691)
Income tax benefit (expense)	(702)	406
Foreign currency translation adjustment	(3,404)	1,925
Income tax benefit (expense)	12	(19)
Total other comprehensive income (loss)	(1,122)	621
Total comprehensive income	$27,118	$21,324

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	$649,222	$603,424	$(12,456)	$1,240,190

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	$681,108	$501,476	$(10,929)	$1,171,655

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,240	$20,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,599	20,537
Loss on sale or abandonment of property and equipment	35	207
Write-off of certain intangible assets and other long-term assets	202	—
Amortization of right-of-use operating lease assets	3,122	2,662
Adjustments related to contingent consideration liabilities	(117)	521
Amortization of deferred credits	(26)	(26)
Amortization of long-term debt issuance costs	1,477	151
Stock-based compensation expense	5,234	3,969
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(4,182)	(4,880)
Other receivables	(705)	(1,465)
Inventories	(382)	(22,974)
Prepaid expenses and other current assets	765	1,386
Income tax refund receivables	305	(270)
Other assets	(2,947)	(79)
Trade payables	(14,148)	(2,963)
Accrued expenses	(8,891)	(3,571)
Income taxes payable	3,651	2,658
Deferred compensation payable	1,061	605
Operating lease liabilities	(2,931)	(2,237)
Other long-term obligations	2,854	(389)
Total adjustments	7,976	(6,158)
Net cash, cash equivalents, and restricted cash provided by operating activities	36,216	14,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(11,682)	(12,785)
Intangible assets	(861)	(271)
Proceeds from the sale of property and equipment	—	200
Issuance of note receivables	(6,162)	—
Cash paid in acquisitions, net of cash acquired	(3,346)	(2,000)
Net cash, cash equivalents, and restricted cash used in investing activities	$(22,051)	$(14,856)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$7,730	$4,028
Proceeds from issuance of long-term debt	—	49,687
Payments on long-term debt	(24,063)	(50,052)
Contingent payments related to acquisitions	(78)	(2,568)
Payment of taxes related to an exchange of common stock	(1,592)	(1,592)
Net cash, cash equivalents, and restricted cash used in financing activities	(18,003)	(497)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,319)	376
Net decrease in cash, cash equivalents and restricted cash	(5,157)	(432)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	589,144	60,558
End of period	$583,987	$60,126

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	581,921	57,945
Restricted cash reported in prepaid expenses and other current assets	2,066	2,181
Total cash, cash equivalents and restricted cash	$583,987	$60,126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $207 and $311, respectively)	$2,393	$2,002
Income taxes	2,066	2,467

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,163	$3,587
Acquisition purchases in accrued expenses and other long-term obligations	6,417	3,596
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	7,759	87

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2024 and 2023 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2024 and December 31, 2023, and our results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month periods ended March 31, 2024 and 2023 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

2.   Recently Issued Accounting Standards. In November 2023, the Financial Accounting Standards Board (“FASB’) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The provisions of this update must be applied retrospectively to all periods presented in the financial statements. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our financial statements.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2023 Annual Report on Form 10-K.

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

The following table presents revenue from contracts with customers by reporting segment, product category and geographical region for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$79,259	$55,367	$134,626	$68,667	$45,116	$113,783
Cardiac Intervention	35,343	55,345	90,688	34,305	51,023	85,328
Custom Procedural Solutions	29,294	19,500	48,794	26,799	20,902	47,701
OEM	32,649	6,617	39,266	32,564	8,600	41,164
Total	176,545	136,829	313,374	162,335	125,641	287,976

Endoscopy
Endoscopy Devices	9,549	585	10,134	9,025	564	9,589

Total	$186,094	$137,414	$323,508	$171,360	$126,205	$297,565

4.   Acquisitions. On March 8, 2024, we entered into an asset purchase agreement with Scholten Surgical Instruments, Inc. (“SSI”) to acquire the assets associated with the Biptomoe, Novatome, and Sensatome devices. The total purchase price of the SSI assets included an up-front payment of $3 million, and three deferred payments, including (1) $1 million payable upon the earlier of (a) the first anniversary of the closing date or (b) the date on which Merit can independently manufacture the purchased devices (“Deferred Payment Date”), (2) $1 million payable upon the first anniversary of the Deferred Payment Date, and (3) $1 million payable upon the second anniversary of the Deferred Payment Date. We have accounted for this transaction as an asset purchase, and recorded the amount paid and deferred payments as a developed technology intangible asset, which we are amortizing over eight years.

During March 2024, we paid $0.3 million to acquire additional Series A Preferred Stock of Fluidx Medical Technology, Inc. ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased and continue to hold $4.7 million of participating preferred shares of Fluidx. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represents an ownership of approximately 19.9% of the outstanding capital stock at the date of this investment.

On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were $6.7 million for the three-month period ended March 31, 2024. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income, in the 2023 Annual Report on Form 10-K, were approximately $4.9 million. The purchase price was allocated as follows (in thousands):

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

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass Vascular Technologies, Inc. (“Bluegrass”), for a purchase price of $32.7 million. Prior to the acquisition, we held an equity investment of 1,251,878 Bluegrass common shares representing approximately 19.5% ownership in Bluegrass. The fair value of this previously-held equity investment of approximately $245,000 is included in the purchase price allocation. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2023 Annual Report on Form 10-K, were not material. The purchase price was allocated as follows (in thousands):

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

5. Inventories. Inventories at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$152,881	$158,893
Work-in-process	36,278	25,420
Raw materials	113,574	119,558
Total inventories	$302,733	$303,871

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the three-month period ended March 31, 2024 is detailed as follows (in thousands):

2024
Goodwill balance at January 1	$382,240
Effect of foreign exchange	(701)
Goodwill balance at March 31	$381,539

Total accumulated goodwill impairment losses aggregated $8.3 million as of March 31, 2024 and December 31, 2023, respectively. We did not have any goodwill impairments for the three-month periods ended March 31, 2024 or 2023. The total goodwill balances as of March 31, 2024 and December 31, 2023 were related to our cardiovascular segment.

Other intangible assets at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$29,379	$(11,400)	$17,979
Distribution agreements	3,250	(2,938)	312
License agreements	11,130	(8,555)	2,575
Trademarks	35,126	(21,581)	13,545
Customer lists	40,285	(34,297)	5,988
Total	$119,170	$(78,771)	$40,399

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,877	$(10,916)	$17,961
Distribution agreements	3,250	(2,919)	331
License agreements	11,142	(8,327)	2,815
Trademarks	35,135	(20,804)	14,331
Customer lists	40,367	(33,921)	6,446
Total	$118,771	$(76,887)	$41,884

Aggregate amortization expense for the three-month periods ended March 31, 2024 and 2023 was $14.6 million and $12.3 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our qualitative assessment for the three-month periods ended March 31, 2024 and 2023, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2024 (in thousands):

Estimated Amortization Expense
Remaining 2024	$47,036
2025	60,894
2026	49,648
2027	46,373
2028	45,111

7.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2024 and 2023 was a tax expense of $6.1 million and $4.8 million, respectively, which resulted in an effective tax rate of 17.8% and 18.8%, respectively. The decrease in the effective income tax rate for the three-month period ended March 31, 2024, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as share-based compensation and payroll tax credits, and the increase in the income tax expense when compared to the prior-year period was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not anticipate a material impact to our fiscal 2024 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules.

8.   Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loans	$75,000	$99,063
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(22,364)	(23,550)
Total long-term debt	800,136	823,013
Less current portion	—	—
Long-term portion	$800,136	$823,013

Future minimum principal payments on our long-term debt, as of March 31, 2024, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2024	$—
2025	—
2026	—
2027	—
2028	75,000
Thereafter	747,500
Total future minimum principal payments	$822,500

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

Term loans made under the Fourth Amended Credit Agreement, as amended bear interest, at our election, at either (i) the Base Rate  plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended) or, (ii) Adjusted Term SOFR plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended), or (d) Adjusted Daily Simple SONIA plus the Applicable Margin (as defined in the Fourth Amended Credit Agreement, as amended). Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

Covenant Requirement
Consolidated Total Net Leverage Ratio (1)	5.0 to 1.0
Consolidated Senior Secured Net Leverage Ratio (2)	3.0 to 1.0
Consolidated Interest Coverage Ratio (3)	3.0 to 1.0

(1)	Maximum Consolidated Total Net Leverage Ratio (as defined in the Fourth Amended Credit Agreement, as amended) as of any fiscal quarter end.
(2)	Maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Fourth Amended Credit Agreement, as amended) as of any fiscal quarter end.
(3)	Minimum ratio of Consolidated EBITDA (as defined in the Fourth Amended Credit Agreement, as amended and adjusted for certain expenditures) to Consolidated Interest Expense (as defined in the Fourth Amended Credit Agreement, as amended) for any period of four consecutive fiscal quarters.

We believe we were in compliance with all covenants set forth in the Fourth Amended Credit Agreement as of March 31, 2024.

As of March 31, 2024, we had outstanding borrowings of $75.0 million and issued letter of credit guarantees of $2.7 million under the Fourth Amended Credit Agreement, with additional available borrowings of approximately $657 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of March 31, 2024 was a fixed rate of 3.39% with respect to the principal amount, as a result of an interest rate swap (see Note 9). Our interest rate as of December 31, 2023 was a fixed rate of 3.39% on $75 million as a result of an interest rate swap and a variable floating rate of 7.21% on $24.1 million. The foregoing fixed rates do not reflect potential future changes in the applicable margin.

Convertible Notes

In December 2023, we issued Convertible Notes which bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Convertible Notes are senior unsecured obligations (as defined in the indenture governing the Convertible Notes (the “Indenture”)) of the Company and will mature on February 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the sale of the Convertible Notes were approximately $724.8 million after deducting offering and issuance costs and before the costs of the Capped Call Transactions, as described below.

The initial conversion rate of the notes will be 11.5171 shares of our common stock (the “Common Stock”) per $1,000 principal amount of notes equivalent to an initial conversion price of approximately $86.83 per share of Common Stock, subject to adjustments as provided in the Indenture upon the occurrence of certain specified events. In addition, Holders of the Convertible Notes (“Holders”) will have the right to require the Company to repurchase all or a part of their notes upon the occurrence of a “fundamental change” (as defined in the Indenture) in cash at a fundamental change repurchase price of 100% of their principal amount plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter

(and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if the Company calls any Convertible Notes for redemption. As of March 31, 2024, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met, therefore, they are classified as long-term.

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

Upon conversion, the Company will (1) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and (2) pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

Capped Call Transactions

In December 2023, in connection with the pricing of the Convertible Notes, Merit entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain of the initial purchasers and/or their respective affiliates and certain other financial institutions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Common Stock initially underlying the Convertible Notes and are generally expected to reduce potential dilution to the Common Stock upon any conversion of Convertible Notes and/or offset any cash payments Merit is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on a cap price initially equal to approximately $114.68 per share of Common Stock, subject to certain adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was approximately $66.5 million. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Common Stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to Common Stock within stockholders' equity.

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

On March 31, 2024 and December 31, 2023, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap as of March 31, 2024 was an asset of $1.1 million, which was partially offset by $0.3 million in deferred taxes. The fair value of our interest rate swap as of December 31, 2023 was an asset of $1.5 million, partially offset by $0.4 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of March 31, 2024 and December 31, 2023, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $139.2 million and $141.1 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of March 31, 2024 and December 31, 2023, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $92.7 million and $108.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2024 and December 31, 2023, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Interest rate swaps	Prepaid expenses and other assets	$1,150	$1,503
Foreign currency forward contracts	Prepaid expenses and other assets	3,414	2,061
Foreign currency forward contracts	Other assets (long-term)	508	216

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(636)	(1,898)
Foreign currency forward contracts	Other long-term obligations	(74)	(499)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$789	$828

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(626)	(1,463)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2024	2023	Location in statements of income	2024	2023	2024	2023
Interest rate swaps	$348	$(119)	Interest expense	$(8,046)	$(2,011)	$702	$534
Foreign currency forward contracts	4,166	239	Revenue	323,508	297,565	413	1,327
			Cost of sales	(171,793)	(159,203)	427	(50)

As of March 31, 2024, $3.4 million, or $2.6 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of March 31, 2024, $1.1 million, or $0.9 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2024	2023
Foreign currency forward contracts	Other income (expense) — net	$883	$1,059

10.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various claims and litigation matters. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters, including the matter described below. These matters generally involve inherent uncertainties and often require prolonged periods of time to resolve. In certain proceedings, the claimants may seek damages, as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows. Unless included in our legal accrual, we are unable to estimate a reasonably possible loss or range of loss associated with any individual material legal proceeding. Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

SEC Inquiry

We have received requests from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China (the “SEC Inquiry”). We are cooperating with the requests and investigating the matter.  Currently, we are unable to predict the scope, timing, significance or outcome of the SEC Inquiry or estimate a reasonably possible loss or range of loss associated with the matter. It is possible that the ultimate resolution of the SEC Inquiry, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial position, results of operations or liquidity.

In management's opinion, based on its examination of these matters, its experience to date and discussion with counsel, other than the SEC Inquiry, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material adverse effect on our financial position, results of operations or cash flows. Our management regularly assesses the risks of legal proceedings in which we are involved, and management’s view of these matters may change in the future.

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three-month periods ended March 31, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net income	$28,240	$20,703
Average common shares outstanding	57,958	57,352
Basic EPS	$0.49	$0.36

Average common shares outstanding	57,958	57,352
Effect of dilutive stock awards	609	831
Total potential shares outstanding	58,567	58,183
Diluted EPS	$0.48	$0.36

Equity awards excluded as the impact was anti-dilutive (1)	1,216	912
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes issued in December 2023, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing price of the Common Stock for the period ended March 31, 2024 was used as the basis for determining the dilutive effect on EPS. The average closing price for the Common Stock on March 31, 2024 did not exceed the conversion price of $86.83, and therefore all associated shares were deemed anti-dilutive.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of sales
Nonqualified stock options	$362	$441
Research and development
Nonqualified stock options	436	428
Selling, general and administrative
Nonqualified stock options	1,682	1,370
Performance-based restricted stock units	1,867	815
Restricted stock units	587	444
Cash-settled performance-based awards	300	471
Total selling, general and administrative	4,436	3,100

Stock-based compensation expense before taxes	$5,234	$3,969

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the three-month period ended March 31, 2023, we granted stock options representing 293,294 shares of our Common Stock. We did not grant any stock options during the three-month period ended March 31, 2024. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Three Months Ended
March 31,
2023
Risk-free interest rate	3.7% - 4.5%
Expected option term	4.0 years
Expected dividend yield	—
Expected price volatility	47.1%

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

As of March 31, 2024, the total remaining unrecognized compensation cost related to non-vested stock options was $17.6 million, which was expected to be recognized over a weighted average period of 2.3 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2024 and 2023, we granted performance stock units which represent up to 364,810 and 301,230 shares of Common Stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.4%	4.6%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	31.1%	32.6%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of March 31, 2024, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $21.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

Cash-Settled Performance-Based Awards

During the three-month periods ended March 31, 2024 and 2023, we granted performance stock units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.6 million and $1.3 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the three-month periods ended March 31, 2024 and 2023, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.3 million and $4.3 million for Liability Awards granted during the three-month periods ended March 31, 2024 and 2023, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. These Liability Awards are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of March 31, 2024, the total remaining unrecognized compensation cost related to Liability Awards was $5.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

During the three-month period ended March 31, 2024 we granted restricted stock units to certain employees representing 134,553 shares of Common Stock. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is four years from the date of grant. As of March 31, 2024, the total remaining unrecognized compensation cost related to restricted stock units was $9.3 million, which will be recognized over a weighted average period of 3.8 years.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net sales
Cardiovascular	$313,374	$287,976
Endoscopy	10,134	9,589
Total net sales	323,508	297,565

Income from operations
Cardiovascular	32,907	23,934
Endoscopy	3,015	2,449
Total income from operations	35,922	26,383

Total other expense — net	(1,574)	(883)
Income tax expense	6,108	4,797

Net income	$28,240	$20,703

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$59	$59	$—	$—
Interest rate contract asset, current (2)	$1,150	$—	$1,150	$—
Foreign currency contract assets, current and long-term (3)	$4,711	$—	$4,711	$—
Foreign currency contract liabilities, current and long-term (4)	$(1,336)	$—	$(1,336)	$—
Contingent consideration liabilities	$(3,225)	$—	$—	$(3,225)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$78	$78	$—	—
Interest rate contract asset, long-term (2)	$1,503	$—	$1,503	$—
Foreign currency contract assets, current and long-term (3)	$3,105	$—	$3,105	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,860)	$—	$(3,860)	$—
Contingent consideration liabilities	$(3,447)	$—	$—	$(3,447)

(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is recorded as prepaid and other current assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$3,447	$18,073
Contingent consideration expense	(117)	521
Contingent payments made	(105)	(2,594)
Ending balance	$3,225	$16,000

As of March 31, 2024, $2.8 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2023, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $78,000 and $2.6 million for the three-month periods ended March 31, 2024 and 2023, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $27,000 and $26,000 for the three-month period ended March 31, 2024 and 2023, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2024 and December 31, 2023 (amounts in thousands):

	Fair value at
	March 31,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,728	Discounted cash flow	Discount rate	12% - 15%	14.4%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$404	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,945	Discounted cash flow	Discount rate	12.0% - 16.0%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$409	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property and equipment, right-of-use operating lease assets, equity investments, intangible assets and goodwill in connection with impairment evaluations. Such assets are reported at carrying value and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is generally determined based on discounted future cash flow. All our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three-month periods ending March 31, 2024 and 2023, respectively, we recorded no impairment charges.

Our equity investments in privately held companies were $19.4 million and $19.1 million at March 31, 2024 and December 31, 2023, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $8.5 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively. Long-term notes receivable issued were $6.2 million for the three-month period ended March 31, 2024 and were related to loans issued to Selio Medical Limited (“Selio”) of $1.7 million, Solo Pace Inc. (“Solo Pace”) of $1.5 million and Fluidx of $3.0 million. As of March 31, 2024 and December 31, 2023, we had an allowance for current expected credit losses of $1.4 million and $0.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$568	$281
Provision for credit loss expense	820	9
Ending balance	$1,388	$290

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2024 and 2023 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive income (loss)	4,514	(3,404)	1,110
Income taxes	(702)	12	(690)
Reclassifications to:
Revenue	(413)		(413)
Cost of sales	(427)		(427)
Interest expense	(702)		(702)
Net other comprehensive income (loss)	2,270	(3,392)	(1,122)

Balance as of March 31, 2024	$3,932	$(16,388)	$(12,456)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income (loss)	120	1,925	2,045
Income taxes	406	(19)	387
Reclassifications to:
Revenue	(1,327)		(1,327)
Cost of sales	50		50
Interest expense	(534)		(534)
Net other comprehensive income (loss)	(1,285)	1,906	621

Balance as of March 31, 2023	$3,081	$(14,010)	$(10,929)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2023 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report.

OVERVIEW

We are a leading manufacturer and marketer of proprietary medical devices used in interventional, diagnostic and therapeutic procedures, particularly in cardiology, radiology, oncology, critical care and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors.

For the three-month period ended March 31, 2024, we reported sales of $323.5 million, an increase of $25.9 million or 8.7% compared to sales for the three-month period ended March 31, 2023 of $297.6 million. Foreign currency fluctuations (net of hedging) decreased our net sales by $1.7 million for the three-month period ended March 31, 2024, assuming applicable foreign exchange rates in effect during the comparable prior-year period.

Gross profit as a percentage of sales increased to 46.9% for the three-month period ended March 31, 2024 compared to 46.5% for the three-month period ended March 31, 2023.

Net income for the three-month period ended March 31, 2024 was $28.2 million, or $0.48 per share, compared to net income of $20.7 million, or $0.36 per share, for the three-month period ended March 31, 2023.

Recent Developments and Trends

In addition to the trends identified in the 2023 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2024 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended March 31, 2024 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in our Asia Pacific (“APAC”) region.
●	On February 28, 2024, we introduced our “Continued Growth Initiatives” Program and related financial targets for the three-year period ending December 31, 2026, which reflects our commitment to better-position the Company for long-term, sustainable growth and enhanced profitability.
●	As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $584.0 million and net available borrowing capacity of approximately $657 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Net sales	100%	100%
Gross profit	46.9	46.5
Selling, general and administrative expenses	29.2	30.3
Research and development expenses	6.6	7.2
Contingent consideration (benefit) expense	(0.0)	0.2
Income from operations	11.1	8.9
Other expense — net	(0.5)	(0.3)
Income before income taxes	10.6	8.6
Net income	8.7	7.0

Sales

Sales for the three-month period ended March 31, 2024 increased by 8.7%, or $25.9 million, compared to the corresponding period in 2023. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2024	2023
Cardiovascular
Peripheral Intervention	18.3%	$134,626	$113,783
Cardiac Intervention	6.3%	90,688	85,328
Custom Procedural Solutions	2.3%	48,794	47,701
OEM	(4.6)%	39,266	41,164
Total	8.8%	313,374	287,976

Endoscopy
Endoscopy Devices	5.7%	10,134	9,589

Total	8.7%	$323,508	$297,565

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2024 were $313.4 million, up 8.8% when compared to the corresponding period of 2023 of $288.0 million. Sales for the three-month period ended March 31, 2024 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $20.8 million, or 18.3%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our access, biopsy, delivery systems, radar localization, drainage, and embolotherapy products.
(b)	Cardiac intervention products, which increased by $5.4 million, or 6.3%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our intervention, access, and cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(c)	Custom procedural solutions products, which increased by $1.1 million, or 2.3%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of our procedure trays.

The foregoing increase in sales for the three-month period ended March 31, 2024 was partially offset by decreased sales of:

(d)	OEM products, which decreased by ($1.9) million, or (4.6)%, from the corresponding period of 2023. This decrease was driven primarily by decreased sales of our intervention, access, fluid management, and coating products to our OEM customers, offset partially by increased sales of our kits, CRM/EP, and critical care products to those customers.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2024 were $10.1 million, up 5.7% when compared to sales in the corresponding period of 2023 of $9.6 million. Sales for the three-month period ended March 31, 2024 compared to the corresponding period in 2023 were favorably affected by increased sales of our other stents and Elation® Pulmonary Balloon Dilator, offset partially by decreased sales of our probes and EndoMAXX fully covered esophageal stent.

Geographic Sales

Listed below are sales by geography for the three-month periods ended March 31, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2024	2023
United States	8.6%	$186,094	$171,360
International	8.9%	137,414	126,205
Total	8.7%	$323,508	$297,565

United States Sales. U.S. sales for the three-month period ended March 31, 2024 were $186.1 million, or 57.5% of net sales, up 8.6% when compared to the corresponding period of 2023. The increase in our domestic sales was driven primarily by our U.S. Direct and oncology businesses.

International Sales. International sales for the three-month period ended March 31, 2024 were $137.4 million, or 42.5% of net sales, up 8.9% when compared to the corresponding period of 2023 of $126.2 million. The increase in our international sales for the three-month period ended March 31, 2024, compared to the three-month period ended March 31, 2023, included increased sales in our Europe, the Middle East and Africa operations of $3.0 million or 5.1%, in our “Rest of World” operations of $2.9 million or 27.6%, and in our APAC operations of $5.3 million or 9.3%.

Gross Profit

Our gross profit as a percentage of sales increased to 46.9% for the three-month period ended March 31, 2024, compared to  46.5% for the three-month period ended March 31, 2023. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix and lower freight costs as a percentage of sales due to focus on increasing ocean freight and lowering air shipments, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions and an increase in provisions for estimated excess, slow moving and obsolete inventories.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $4.3 million, or 4.8%, for the three-month period ended March 31, 2024 compared to the corresponding period of 2023. As a percentage of sales, SG&A expenses were 29.2% for the three-month period ended March 31, 2024, compared to 30.3% for the corresponding period of 2023. For the three-month period ended March 31, 2024, SG&A expenses increased compared to the corresponding period of 2023 primarily due to increased labor-related costs in our sales and marketing operations and higher variable compensation linked to company performance, offset partially by a decrease in consulting costs in connection with the Foundations for Growth Program which was completed in 2023 and lower severance costs.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended March 31, 2024 were $21.5 million, up 0.8%, when compared to R&D expenses in the corresponding period of 2023 of $21.3 million. The increase in R&D expenses for the three-month period ended March 31, 2024 compared to the corresponding period in 2023 was largely due to increased costs associated with clinical trials and increased labor-related costs, offset partially by lower regulatory costs related to implementation of the Medical Device Regulation in the E.U.

Contingent Consideration (Benefit) Expense. For the three-month period ended March 31, 2024, we recognized contingent consideration benefit from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $(0.1) million compared to contingent consideration expense of $0.5 million for the three-month period ended March 31, 2023, respectively. (Benefit) expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating Income
Cardiovascular	$32,907	$23,934
Endoscopy	3,015	2,449
Total operating income	$35,922	$26,383

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2024 was $32.9 million, compared to cardiovascular operating income in the corresponding period of 2023 of $23.9 million. The increase in cardiovascular operating income during the three-month period ended March 31, 2024 compared to the corresponding period of 2023 was primarily a result of higher sales ($313.4 million compared to $288.0 million), higher gross margin and lower contingent consideration expense, partially offset by higher SG&A expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2024 was $3.0 million, compared to endoscopy operating income of $2.4 million for the corresponding period of 2023. The increase in endoscopy operating income for the three-month period ended March 31, 2024 compared to the corresponding periods of 2023 was primarily a result of increased sales and gross margin, offset partially by higher SG&A expenses.

Other Expense – Net

Our other expense for the three-month periods ended March 31, 2024 and 2023 was $1.6 million and $0.9 million, respectively. The change in other expense was primarily related to increased interest expense associated with the new convertible debt offering completed in December 2023 and increased realized and unrealized foreign currency losses, partially offset by an increase in interest income associated with higher cash levels of cash.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2024 and 2023 was a tax expense of $6.1 million and $4.8 million, respectively, which resulted in an effective tax rate of 17.8% and 18.8%, respectively. The increase in the income tax expense for the three-month period ended March 31, 2024, when compared to the prior year period, was primarily due to increased pre-tax book income. The decrease in the effective income tax rate for the three-month period ended March 31, 2024, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as share-based compensation and payroll tax credits.

Net Income

Our net income for the three-month periods ended March 31, 2024 and 2023 was $28.2 million and $20.7 million, respectively. The increase in our net income for the three-month period ended March 31, 2024 was the result of several principal factors, including higher sales and higher gross margin as a percentage of sales, partially offset by higher SG&A and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of March 31, 2024 and December 31, 2023, our current assets exceeded current liabilities by $921.9 million and $904.9 million, respectively, and we had cash, cash equivalents and restricted cash of $584.0 million and $589.1 million, respectively, of which $51.2 million and $48.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2024, and December 31, 2023, we had cash, cash equivalents and restricted cash of $20.5 million and $17.6 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $36.2 million and $14.5 million during the three-month periods ended March 31, 2024 and 2023, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $28.2 million and $20.7 million for the three-month periods ended March 31, 2024 and 2023, respectively.
●	Cash used for inventories was approximately ($0.4) million and ($23.0) million for the three-month periods ended March 31, 2024 and 2023, respectively. The increase in inventories during 2023 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash used for accounts payable was ($14.1) million and ($3.0) million for the three-month periods ended March 31, 2024 and 2023, respectively, and the increase was primarily due to an increase in operating expenses and timing of vendor payments.

Cash flows used in investing activities. We used cash in investing activities of $22.1 million and $14.9 million for the three-month periods ended March 31, 2024 and 2023, respectively. We used cash for capital expenditures of property and equipment of $11.7 million and $12.8 million in the three-month periods ended March 31, 2024 and 2023, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 to $60 million in 2024 for property and equipment.

Cash outflows for the issuance of notes receivable were $6.2 million for the three-month period ended March 31, 2024 and were related to loans issued to Selio of $1.7 million, Solo Pace of $1.5 million and Fluidx of $3.0 million. Cash outflows invested in acquisitions for the three-month period ended March 31, 2024 were $3.3 million and were related to assets acquired from SSI and our investment in Fluidx. Cash outflows invested in acquisitions for the three-month period ended March 31, 2023 were $2.0 million and were related to our investment in Solo Pace.

Cash flows used in financing activities. Cash used in financing activities for the three-month periods ended March 31, 2024 and 2023 was $18.0 million and $0.5 million, respectively. For the three-month period ended March 31, 2024, we decreased our net borrowings under our Fourth Amended Credit Agreement by $24.1 million. We had cash proceeds from the issuance of common stock of $7.7 million and $4.0 million for the three-month periods ended March 31, 2024 and 2023, respectively, related to the exercise of non-qualified stock options. We completed payment of contingent consideration of $0.1 million and $2.6 million for the three-month periods ended March 31, 2024 and 2023, respectively, principally related to sales milestone payments connected to our acquisition of Brightwater Medical, Inc. in 2019.

As of March 31, 2024, we had outstanding borrowings of $822.5 million and issued letter of credit guarantees of $2.7 million, with additional available borrowings of approximately $657 million under the Fourth Amended Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Fourth Amended Credit Agreement. Our interest rate as of March 31, 2024 was a fixed rate of 3.0% on our Convertible Notes and a fixed rate of 3.39% with respect to the principal amount outstanding under the Fourth Amended Credit Agreement as a result of an interest rate swap. Our interest rate as of December 31, 2023 was a fixed rate of 3.0% on our Convertible Notes, a fixed rate of 3.39% on $75 million as a result of an interest rate swap, and a variable floating rate of 7.21% on $24.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2024 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2023 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2023 Annual Report on Form 10-K. In the three-month period ended March 31, 2024, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2023 Annual Report on Form 10-K. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described in our 2023 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

On March 11, 2024, Neil Peterson, our Chief Operating Officer, adopted a trading arrangement (the “Peterson Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Peterson Rule 10b5-1 Trading Plan, which has a term of approximately one year, provides for sales of up to 7,500 shares of Common Stock pursuant to the terms of the plan.

On March 15, 2024, Raul Parra, our Chief Financial Officer and Treasurer, adopted a trading arrangement (the “Parra Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Parra Rule 10b5-1 Trading Plan, which has a term of approximately 22 months, provides for the sale of shares of Common Stock issuable under the terms of certain performance stock units granted to Mr. Parra by Merit. The exact number of shares of Common Stock that will be issued to Mr. Parra under the terms of the applicable performance stock units, and then subject to sale pursuant to the terms of the Parra Rule 10b5-1 Trading Plan, is currently unknown and will depend upon the achievement of certain corporate financial metrics.

Other than with respect to the Peterson Rule 10b5-1 Trading Plan and the Parra Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended March 31, 2024. The foregoing description of the Peterson Rule 10b5-1 Trading Plan and the Parra Rule 10b5-1 Trading Plan are summaries only and are qualified in their entirety by reference to those plans, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation.*
3.2	Third Amended and Restated Bylaws.*
10.1	Rule 10b5-1 Trading Plan, dated March 11, 2024, between Neil W. Peterson and Morgan Stanley Smith Barney LLC.
10.2	Rule 10b5-1 Trading Plan, dated March 15, 2024, between Raul Parra and Morgan Stanley Smith Barney LLC.
10.3	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.4

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian Lloyd and JoeWright.†

10.5	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by Merit Medical Systems, Inc. and Mike Voigt.†
10.6	Restricted Stock Unit Award Agreement, dated March 9, 2024, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.7	Form of Restricted Stock Unit Award Agreement, dated March 4, 2024, by Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian Lloyd and Joe Wright.†
10.8	Restricted Stock Unit Award Agreement, dated March 8, 2024, by Merit Medical Systems, Inc. and Mike Voigt.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: April 30, 2024	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: April 30, 2024	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer