Form 10-Q
period 2024-06-30
MERIT MEDICAL SYSTEMS INC
filed 2024-08-01
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of July 30, 2024
Common Stock, no par value	58,208,536

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2024	2023
	(unaudited)
Current assets:
Cash and cash equivalents	$636,658	$587,036
Trade receivables — net of allowance for credit losses — 2024 — $9,276 and 2023 — $9,023	182,415	177,885
Other receivables	10,612	10,517
Inventories	298,224	303,871
Prepaid expenses and other current assets	26,179	24,286
Prepaid income taxes	4,123	4,016
Income tax refund receivables	4,335	859
Total current assets	1,162,546	1,108,470

Property and equipment:
Land and land improvements	25,952	26,017
Buildings	191,030	191,491
Manufacturing equipment	330,290	316,930
Furniture and fixtures	64,755	63,044
Leasehold improvements	58,595	53,638
Construction-in-progress	61,060	61,439
Total property and equipment	731,682	712,559
Less accumulated depreciation	(345,743)	(329,036)
Property and equipment — net	385,939	383,523

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2024 — $346,763 and 2023 — $321,488	264,195	283,999
Other — net of accumulated amortization — 2024 — $80,628 and 2023 — $76,887	39,227	41,884
Goodwill	381,433	382,240
Deferred income tax assets	7,013	7,288
Right-of-use operating lease assets	69,903	63,047
Other assets	61,583	54,793
Total other assets	823,354	833,251

Total assets	$2,371,839	$2,325,244

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023
	(unaudited)
Current liabilities:
Trade payables	$55,573	$65,944
Accrued expenses	117,574	120,447
Short-term operating lease liabilities	11,743	12,087
Income taxes payable	1,325	5,086
Total current liabilities	186,215	203,564

Long-term debt	801,321	823,013
Deferred income tax liabilities	5,510	5,547
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	18,588	17,167
Deferred credits	1,553	1,605
Long-term operating lease liabilities	58,036	56,259
Other long-term obligations	15,912	13,830
Total liabilities	1,089,394	1,123,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of June 30, 2024 and December 31, 2023	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of June 30, 2024 - 58,192 and December 31, 2023 - 57,858	658,724	638,150
Retained earnings	639,150	575,184
Accumulated other comprehensive loss	(15,429)	(11,334)
Total stockholders’ equity	1,282,445	1,202,000

Total liabilities and stockholders’ equity	$2,371,839	$2,325,244

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$338,003	$320,056	$661,511	$617,621
Cost of sales	176,903	167,274	348,696	326,477
Gross profit	161,100	152,782	312,815	291,144

Operating expenses:
Selling, general and administrative	94,585	100,927	189,013	191,071
Research and development	20,263	20,129	41,745	41,443
Impairment charges	—	270	—	270
Contingent consideration expense	306	1,094	189	1,615
Acquired in-process research and development	—	1,550	—	1,550
Total operating expenses	115,154	123,970	230,947	235,949

Income from operations	45,946	28,812	81,868	55,195

Other income (expense):
Interest income	7,561	221	14,837	352
Interest expense	(7,679)	(3,682)	(15,725)	(5,693)
Other income (expense) — net	15	(451)	(789)	546
Total other expense — net	(103)	(3,912)	(1,677)	(4,795)

Income before income taxes	45,843	24,900	80,191	50,400

Income tax expense	10,117	4,655	16,225	9,452

Net income	$35,726	$20,245	$63,966	$40,948

Earnings per common share
Basic	$0.61	$0.35	$1.10	$0.71
Diluted	$0.61	$0.35	$1.09	$0.70

Weighted average shares outstanding
Basic	58,139	57,537	58,049	57,445
Diluted	58,740	58,473	58,653	58,329

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$35,726	$20,245	$63,966	$40,948
Other comprehensive income (loss):
Cash flow hedges	(1,711)	3,422	1,261	1,731
Income tax benefit (expense)	404	(821)	(298)	(415)
Foreign currency translation adjustment	(1,688)	(1,201)	(5,092)	724
Income tax benefit (expense)	22	(15)	34	(34)
Total other comprehensive income (loss)	(2,973)	1,385	(4,095)	2,006
Total comprehensive income	$32,753	$21,630	$59,871	$42,954

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	649,222	603,424	(12,456)	1,240,190
Net income			35,726		35,726
Other comprehensive loss				(2,973)	(2,973)
Stock-based compensation expense		6,301			6,301
Options exercised	66	2,913			2,913
Issuance of common stock under Employee Stock Purchase Plan	4	288			288
Shares issued from time-vested restricted stock units	20	—			—
Balance — June 30, 2024	58,192	$658,724	$639,150	$(15,429)	$1,282,445

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	681,108	501,476	(10,929)	1,171,655
Net income			20,245		20,245
Other comprehensive income				1,385	1,385
Stock-based compensation expense		4,980			4,980
Options exercised	128	5,154			5,154
Issuance of common stock under Employee Stock Purchase Plan	4	281			281
Shares issued from time-vested restricted stock units	30	—			—
Balance — June 30, 2023	57,634	$691,523	$521,721	$(9,544)	$1,203,700

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,966	$40,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,690	42,316
Loss on sale or abandonment of property and equipment	79	4,677
Write-off of certain intangible assets and other long-term assets	280	328
Acquired in-process research and development	—	1,550
Amortization of right-of-use operating lease assets	6,063	5,935
Fair value adjustments related to contingent consideration liabilities	189	1,615
Amortization of deferred credits	(52)	(52)
Amortization of long-term debt issuance costs	2,954	462
Stock-based compensation expense	12,245	9,549
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(6,901)	(5,980)
Other receivables	(499)	287
Inventories	3,119	(35,502)
Prepaid expenses and other current assets	(2,306)	78
Income tax refund receivables	(3,621)	(3,577)
Other assets	(2,968)	(1,558)
Trade payables	(7,096)	(7,253)
Accrued expenses	(2,804)	(10,295)
Income taxes payable	(3,869)	(4,896)
Deferred compensation payable	1,421	1,154
Operating lease liabilities	(5,962)	(5,711)
Other long-term obligations	2,794	(2,244)
Total adjustments	40,756	(9,117)
Net cash, cash equivalents, and restricted cash provided by operating activities	104,722	31,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(22,309)	(18,556)
Intangible assets	(1,576)	(1,047)
Proceeds from the sale of property and equipment	2	201
Issuance of note receivables	(6,162)	—
Cash paid in acquisitions and investments, net of cash acquired	(8,493)	(138,349)
Net cash, cash equivalents, and restricted cash used in investing activities	$(38,538)	$(157,751)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$10,931	$9,463
Proceeds from issuance of long-term debt	—	460,283
Payments on long-term debt	(24,063)	(318,471)
Long-term debt issuance costs	—	(5,240)
Contingent payments related to acquisitions	(142)	(3,434)
Payment of taxes related to an exchange of common stock	(1,592)	(1,592)
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(14,866)	141,009
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,750)	(1,497)
Net increase in cash, cash equivalents and restricted cash	49,568	13,592

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	589,144	60,558
End of period	$638,712	$74,150

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	636,658	72,084
Restricted cash reported in prepaid expenses and other current assets	2,054	2,066
Total cash, cash equivalents and restricted cash	$638,712	$74,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $428 and $597, respectively)	$4,404	$3,681
Income taxes	22,619	17,787

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,411	$4,291
Acquisition purchases in accrued expenses and other long-term obligations	4,553	3,635
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	8,167	3,399

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2024 and 2023 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2024 and December 31, 2023, and our results of operations and cash flows for the three and six-month periods ended June 30, 2024 and 2023. The results of operations for the three and six-month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Disaggregation of Revenue

Our revenue is disaggregated based on reporting segment, product category and geographic region. We design, develop, manufacture and market medical products for interventional, diagnostic and therapeutic procedures. For financial reporting purposes, we report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and original equipment manufacturer (“OEM”). Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures.

The following table presents revenue from contracts with customers by reporting segment, product category and geographic region for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$82,356	$56,891	$139,247	$71,973	$53,936	$125,909
Cardiac Intervention	36,840	57,023	93,863	35,690	58,085	93,775
Custom Procedural Solutions	30,496	19,920	50,416	29,155	20,229	49,384
OEM	35,460	8,829	44,289	34,570	7,637	42,207
Total	185,152	142,663	327,815	171,388	139,887	311,275

Endoscopy
Endoscopy Devices	9,512	676	10,188	8,194	587	8,781

Total	$194,664	$143,339	$338,003	$179,582	$140,474	$320,056

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$161,615	$112,258	$273,873	$140,640	$99,052	$239,692
Cardiac Intervention	72,183	112,368	184,551	69,995	109,108	179,103
Custom Procedural Solutions	59,790	39,420	99,210	55,954	41,131	97,085
OEM	68,109	15,446	83,555	67,134	16,237	83,371
Total	361,697	279,492	641,189	333,723	265,528	599,251

Endoscopy
Endoscopy Devices	19,061	1,261	20,322	17,219	1,151	18,370

Total	$380,758	$280,753	$661,511	$350,942	$266,679	$617,621

4.   Acquisitions and Investments. On May 17, 2024, Merit Medical Ireland Limited (“MM Ireland”), our indirect wholly-owned subsidiary, entered into a Subscription and Shareholder Agreement (the “CrannMed Agreement”) with CrannMed Limited, a company organized under the laws of Ireland (“CrannMed”). Pursuant to the terms of the CrannMed Agreement, MM Ireland paid €3.0 million to purchase preferred shares of CrannMed. At CrannMed’s election at any time after August 16, 2024, MM Ireland is obligated to pay an additional €3.0 million to acquire additional preferred shares of CrannMed, subject to certain conditions (the “Second Tranche Investment”). Additionally, upon the request of CrannMed and subject to the completion of the Second Tranche Investment and other conditions, MM Ireland may pay to CrannMed up to an additional €2.0 million in the form of equity, debt or other investment for the purpose of funding clinical trial activities of CrannMed. MM Ireland’s investment in CrannMed has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because MM Ireland is not able to exercise significant influence over the operations of CrannMed. MM Ireland’s total current investment in CrannMed represented an ownership interest of approximately 10.8% of the outstanding capital stock of CrannMed at the date of the initial purchase.

On March 8, 2024, we entered into an asset purchase agreement with Scholten Surgical Instruments, Inc. (“SSI”) to acquire the assets associated with the Bioptome, Novatome, and Sensatome devices. The total purchase price of the SSI assets included an up-front payment of $3 million, and three deferred payments, including (i) $1 million payable upon the earlier of (a) the first anniversary of the closing date or (b) the date on which Merit can independently manufacture the purchased devices (“Deferred Payment Date”), (ii) $1 million payable upon the first anniversary of the Deferred Payment Date, and (iii) $1 million payable upon the second anniversary of the Deferred Payment Date. We have accounted for this transaction as an asset purchase, and recorded the amount paid and deferred payments as a developed technology intangible asset, which we are amortizing over eight years.

During March 2024, we paid $0.3 million to acquire additional Series A Preferred Stock of Fluidx Medical Technology, Inc. ("Fluidx"), owner of certain technology proposed to be used in the development of embolic and adhesive agents for use in arterial, venous, vascular graft and cardiovascular applications inside and outside the heart and related appendages. We had previously purchased and continue to hold $4.7 million of participating preferred shares of Fluidx. Our investment has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because we are not able to exercise significant influence over the operations of Fluidx. Our total current investment in Fluidx represented an ownership interest of approximately 19.9% of the outstanding capital stock of Fluidx at the date of this investment.

On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were $11.6 million and $0.9 million for the six-month periods ended June 30, 2024 and 2023, respectively. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2023 Annual Report on Form 10-K, were approximately $4.9 million. The purchase price was allocated as follows (in thousands):

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

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass Vascular Technologies, Inc. (“Bluegrass”), for a purchase price of $32.7 million. Prior to the acquisition, we held an equity investment of 1,251,878 Bluegrass common shares, representing an approximately 19.5% ownership interest in Bluegrass. The fair value of this previously-held equity investment of approximately $245,000 is included in the purchase price allocation. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2023 Annual Report on Form 10-K, were not material. The purchase price was allocated as follows (in thousands):

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

5. Inventories. Inventories at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$152,180	$158,893
Work-in-process	38,049	25,420
Raw materials	107,995	119,558
Total inventories	$298,224	$303,871

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the six-month period ended June 30, 2024 is detailed as follows (in thousands):

2024
Goodwill balance at January 1	$382,240
Effect of foreign exchange	(807)
Goodwill balance at June 30	$381,433

Total accumulated goodwill impairment losses aggregated to $8.3 million as of June 30, 2024 and December 31, 2023, respectively. We did not have any goodwill impairments for the six-month periods ended June 30, 2024 or 2023. The total goodwill balances as of June 30, 2024 and December 31, 2023 were related to our cardiovascular segment.

Other intangible assets at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$30,163	$(11,876)	$18,287
Distribution agreements	3,250	(2,956)	294
License agreements	11,094	(8,759)	2,335
Trademarks	35,123	(22,343)	12,780
Customer lists	40,225	(34,694)	5,531
Total	$119,855	$(80,628)	$39,227

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,877	$(10,916)	$17,961
Distribution agreements	3,250	(2,919)	331
License agreements	11,142	(8,327)	2,815
Trademarks	35,135	(20,804)	14,331
Customer lists	40,367	(33,921)	6,446
Total	$118,771	$(76,887)	$41,884

Aggregate amortization expense for the three and six-month periods ended June 30, 2024 was $14.8 million and $29.4 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2023 was $13.4 million and $25.7 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. We determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the six-month periods ended June 30, 2024 and 2023, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2024 (in thousands):

Estimated Amortization Expense
Remaining 2024	$31,367
2025	60,826
2026	49,776
2027	46,440
2028	45,024

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2024 and 2023 was a tax expense of $10.1 million and $4.7 million, respectively, which resulted in an effective tax rate of 22.1% and 18.7%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2024 and 2023 was a tax expense of $16.2 million and $9.5 million, respectively, which resulted in an effective tax rate of 20.2% and 18.8%, respectively. The increase in the effective income tax rate for the three and six-month periods ended June 30, 2024, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation and decreased foreign tax credit utilization. The increase in the income tax expense for the six-month period ended June 30, 2024, when compared to the prior-year period, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

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

8.   Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loans	$75,000	$99,063
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(21,179)	(23,550)
Total long-term debt	801,321	823,013
Less current portion	—	—
Long-term portion	$801,321	$823,013

Future minimum principal payments on our long-term debt, as of June 30, 2024, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2024	$—
2025	—
2026	—
2027	—
2028	75,000
Thereafter	747,500
Total future minimum principal payments	$822,500

Fourth Amended and Restated Credit Agreement

On June 6, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Fourth A&R Credit Agreement"). The Fourth A&R Credit Agreement is a syndicated loan agreement with Wells Fargo Bank, National Association and other parties. The Fourth A&R Credit Agreement amended and restated in its entirety our previously outstanding Third Amended and Restated Credit Agreement and all amendments thereto. The Fourth A&R Credit Agreement provides for a term loan of $150 million and a revolving credit commitment of up to an aggregate amount of $700 million, inclusive of sub-facilities for multicurrency borrowings, standby letters of credit and swingline loans. On June 6, 2028, all principal, interest and other amounts outstanding under the Fourth Amended Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all term loans and revolving credit loans in whole or in part, without premium or penalty.

On December 5, 2023, we executed an amendment to the Fourth Amended Credit Agreement (as amended, the "Amended Fourth A&R Credit Agreement") to facilitate the issuance of our Convertible Notes described below. Among other things, the amendment also updated the definition of the “Applicable Margin” as used in the Amended Fourth A&R Credit Agreement to determine the interest rates and amended the financial covenants, all as described below.

Term loans made under the Amended Fourth A&R Credit Agreement bear interest, at our election, at either (i) the Base Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement) or, (ii) Adjusted Term SOFR plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement), or (d) Adjusted Daily Simple SONIA plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

The Amended Fourth A&R Credit Agreement is collateralized by substantially all of our assets. The Amended Fourth A&R Credit Agreement contains affirmative and negative covenants, representations and warranties, events of default and other terms customary for loans of this nature. In particular, the Amended Fourth A&R Credit Agreement requires that we maintain certain financial covenants, as follows:

Covenant Requirement
Consolidated Total Net Leverage Ratio (1)	5.0 to 1.0
Consolidated Senior Secured Net Leverage Ratio (2)	3.0 to 1.0
Consolidated Interest Coverage Ratio (3)	3.0 to 1.0

(1)	Maximum Consolidated Total Net Leverage Ratio (as defined in the Amended Fourth A&R Credit Agreement) as of any fiscal quarter end.
(2)	Maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Amended Fourth A&R Credit Agreement) as of any fiscal quarter end.
(3)	Minimum ratio of Consolidated EBITDA (as defined in the Amended Fourth A&R Credit Agreement and adjusted for certain expenditures) to Consolidated Interest Expense (as defined in the Amended Fourth A&R Credit Agreement) for any period of four consecutive fiscal quarters.

We believe we were in compliance with all covenants set forth in the Amended Fourth A&R Credit Agreement as of June 30, 2024.

As of June 30, 2024, we had outstanding borrowings of $75.0 million and issued letter of credit guarantees of $2.4 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $680 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of June 30, 2024 was a fixed rate of 3.39% with respect to the outstanding principal amount as a result of an interest rate swap (see Note 9). Our interest rate as of December 31, 2023 was a fixed rate of 3.39% on $75 million as a result of an interest rate swap and a variable floating rate of 7.21% on $24.1 million. The foregoing fixed rates do not reflect potential future changes in the Applicable Margin.

Convertible Notes

In December 2023, we issued convertible notes which bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations (as defined in the indenture governing the Convertible Notes (the “Indenture”)) of Merit and will mature on February 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the sale of the Convertible Notes were approximately $724.8 million after deducting offering and issuance costs and before the costs of the Capped Call Transactions, as described below.

The initial conversion rate of the notes will be 11.5171 shares of our common stock (the “Common Stock”) per $1,000 principal amount of notes, which equates to an initial conversion price of approximately $86.83 per share of Common Stock, subject to adjustments as provided in the Indenture upon the occurrence of certain specified events. In addition, holders of the Convertible Notes (“Holders”) will have the right to require Merit to repurchase all or a part of their notes upon the occurrence of a “fundamental change” (as defined in the Indenture) in cash at a fundamental change repurchase price of 100% of their principal amount plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of June 30, 2024, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

Upon conversion, Merit will (1) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and (2) pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

9.   Derivatives.

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of the risks attributable to those fluctuations by entering into derivative contracts. The derivative instruments we use are interest rate swaps and foreign currency forward contracts. We recognize derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative contracts are classified as operating activities in the accompanying consolidated statements of cash flows.

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

Interest Rate Risk. Our debt bears interest at variable interest rates. Therefore, we are subject to variability in the cash payable for interest expense. In order to mitigate a portion of the risk attributable to such variability, we use a hedging strategy to reduce the variability of cash flows in the interest payments associated with a portion of the variable-rate debt outstanding under our Amended Fourth A&R Credit Agreement that varies in accordance with changes in the benchmark interest rate.

Derivatives Designated as Cash Flow Hedges

On December 23, 2019, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $75 million with Wells Fargo. In June 2023, certain terms under the swap agreement were amended to reflect the transition from LIBOR to SOFR, an alternative reference rate. Under the interest rate swap agreement, we fixed the one-month SOFR rate on that portion of our borrowings under the Amended Fourth A&R Credit Agreement at 1.64% for the period from June 1, 2023 to July 31, 2024. The variable portion of the interest rate swap is tied to the one-month SOFR rate (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt reset, the swap is settled with the counterparty, and interest is paid.

On June 30, 2024 and December 31, 2023, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap as of June 30, 2024 was an asset of $0.3 million, which was partially offset by $0.1 million in deferred taxes. The fair value of our interest rate swap as of December 31, 2023 was an asset of $1.5 million, partially offset by $0.4 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of June 30, 2024 and December 31, 2023, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $134.0 million and $141.1 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of June 30, 2024 and December 31, 2023, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $110.8 million and $108.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2024 and December 31, 2023, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Interest rate swap	Prepaid expenses and other assets	$254	$1,503
Foreign currency forward contracts	Prepaid expenses and other assets	2,877	2,061
Foreign currency forward contracts	Other assets (long-term)	497	216

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(954)	(1,898)
Foreign currency forward contracts	Other long-term obligations	(343)	(499)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,572	$828

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(953)	(1,463)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2024	2023	Location in statements of income	2024	2023	2024	2023
Interest rate swap	$(197)	$719	Interest expense	$(7,679)	$(3,682)	$699	$631
Foreign currency forward contracts	(31)	4,325	Revenue	338,003	320,056	427	658
			Cost of sales	(176,903)	(167,274)	357	333

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2024	2023	Location in statements of income	2024	2023	2024	2023
Interest rate swap	$151	$600	Interest expense	$(15,725)	$(5,693)	$1,401	$1,165
Foreign currency forward contracts	4,135	4,564	Revenue	661,511	617,621	840	1,985
			Cost of sales	(348,696)	(326,477)	784	283

As of June 30, 2024, $2.9 million, or $2.2 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months. As of June 30, 2024, $0.3 million, or $0.2 million after taxes, was expected to be reclassified from AOCI to earnings in interest expense over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2024	2023	2024	2023
Foreign currency forward contracts	Other income (expense) — net	$645	$2,141	$1,528	$3,200

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

In management's opinion, based on its examination of these matters, its experience to date and discussions with counsel, other than the SEC Inquiry, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material adverse effect on our financial position, results of operations or cash flows. Our management regularly assesses the risks of legal proceedings in which we are involved, and management’s view of these matters may change in the future.

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$35,726	$20,245	$63,966	$40,948
Average common shares outstanding	58,139	57,537	58,049	57,445
Basic EPS	$0.61	$0.35	$1.10	$0.71

Average common shares outstanding	58,139	57,537	58,049	57,445
Effect of dilutive stock awards	601	936	604	884
Total potential shares outstanding	58,740	58,473	58,653	58,329
Diluted EPS	$0.61	$0.35	$1.09	$0.70

Equity awards excluded as the impact was anti-dilutive (1)	802	1,114	1,009	1,014
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing price of the Common Stock for the period ended June 30, 2024 was used as the basis for determining the dilutive effect on EPS. The average closing price for the Common Stock on June 30, 2024 did not exceed the conversion price of $86.83, and therefore all associated shares were deemed anti-dilutive.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales
Nonqualified stock options	$363	$432	$725	$873
Research and development
Nonqualified stock options	345	413	781	841
Selling, general and administrative
Nonqualified stock options	1,565	1,851	3,247	3,221
Performance-based restricted stock units	2,897	1,817	4,764	2,632
Restricted stock units	1,131	467	1,718	911
Cash-settled performance-based awards	710	600	1,010	1,071
Total selling, general and administrative	6,303	4,735	10,739	7,835

Stock-based compensation expense before taxes	$7,011	$5,580	$12,245	$9,549

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the six-month period ended June 30, 2023, we granted stock options representing 327,294 shares of our Common Stock. We did not grant any stock options during the six-month period ended June 30, 2024. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Six Months Ended
June 30,
2023
Risk-free interest rate	3.6% - 4.5%
Expected option term	4.0 years
Expected dividend yield	—
Expected price volatility	46.7% - 47.1%

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

As of June 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options was $15.4 million, which was expected to be recognized over a weighted average period of 2.0 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2024 and 2023, we granted performance stock units which represented up to 364,810 and 286,863 shares of Common Stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the performance stock units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	4.4%	3.9% - 4.6%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	31.1%	31.4% - 32.6%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of June 30, 2024, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $20.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Cash-Settled Performance-Based Awards

During the six-month periods ended June 30, 2024 and 2023, we granted performance stock units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.6 million and $1.3 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the six-month periods ended June 30, 2024 and 2023, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.4 million and $4.4 million for Liability Awards granted during the six-month periods ended June 30, 2024 and 2023, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. As of June 30, 2024 and December 31, 2023, the recorded balance associated with these Liability Awards is $3.4 million and $3.4 million, respectively, which are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of June 30, 2024, the total remaining unrecognized compensation cost related to Liability Awards was $4.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

During the six-month periods ended June 30, 2024 and 2023, we granted restricted stock units to certain employees and and non-employee directors representing 158,719 and 20,358 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of June 30, 2024, the total remaining unrecognized compensation cost related to restricted stock units was $10.2 million, which will be recognized over a weighted average period of 3.3 years.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures. Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our operating segments based on net sales and income from operations.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales
Cardiovascular	$327,815	$311,275	$641,189	$599,251
Endoscopy	10,188	8,781	20,322	18,370
Total net sales	338,003	320,056	661,511	617,621

Income from operations
Cardiovascular	42,912	26,464	75,819	50,398
Endoscopy	3,034	2,348	6,049	4,797
Total income from operations	45,946	28,812	81,868	55,195

Total other expense — net	(103)	(3,912)	(1,677)	(4,795)
Income tax expense	10,117	4,655	16,225	9,452

Net income	$35,726	$20,245	$63,966	$40,948

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$61	$61	$—	$—
Interest rate contract asset, current (2)	$254	$—	$254	$—
Foreign currency contract assets, current and long-term (3)	$4,946	$—	$4,946	$—
Foreign currency contract liabilities, current and long-term (4)	$(2,250)	$—	$(2,250)	$—
Contingent consideration liabilities	$(3,435)	$—	$—	$(3,435)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$78	$78	$—	—
Interest rate contract asset, current (2)	$1,503	$—	$1,503	$—
Foreign currency contract assets, current and long-term (3)	$3,105	$—	$3,105	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,860)	$—	$(3,860)	$—
Contingent consideration liabilities	$(3,447)	$—	$—	$(3,447)

(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is recorded as prepaid and other current assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$3,225	$16,000	$3,447	$18,073
Contingent consideration expense	305	1,094	188	1,615
Contingent payments made	(95)	(13,513)	(200)	(16,107)
Ending balance	$3,435	$3,581	$3,435	$3,581

As of June 30, 2024, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2023, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $0.1 million and $3.4 million for the six-month periods ended June 30, 2024 and 2023, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $12.7 million for the six-month periods ended June 30, 2024 and 2023, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair value at
	June 30,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,937	Discounted cash flow	Discount rate	12% - 16%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$91	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2040	2040

Regulatory approval contingent liability	$407	Scenario-based method	Discount rate	6.1%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,945	Discounted cash flow	Discount rate	12.0% - 16.0%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$409	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt under our Amended Fourth A&R Credit Agreement re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. We believe the fair value our long-term debt under our Convertible Notes approximates carrying value as the notes were issued in December 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $22.6 million and $19.1 million at June 30, 2024 and December 31, 2023, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. During the six-month period ended June 30, 2023, we recorded impairment charges of $0.3 million associated with our previously-held equity investment in Bluegrass in connection with the asset acquisition completed on May 4, 2023 (see Note 4). During the six-month period ended June 30, 2024, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $8.7 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively. Long-term notes receivable issued were $6.2 million for the six-month period ended June 30, 2024 and were related to loans issued to Selio Medical Limited (“Selio”) of $1.7 million, Solo Pace Inc. (“Solo Pace”) of $1.5 million and Fluidx of $3.0 million. As of June 30, 2024 and December 31, 2023, we had an allowance for current expected credit losses of $1.4 million and $0.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$1,388	$290	$568	$281
Provision for credit loss expense	18	6	838	15
Ending balance	$1,406	$296	$1,406	$296

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2024 and 2023 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2024	$3,932	$(16,388)	$(12,456)

Other comprehensive loss	(228)	(1,688)	(1,916)
Income taxes	404	22	426
Reclassifications to:
Revenue	(427)		(427)
Cost of sales	(357)		(357)
Interest expense	(699)		(699)
Net other comprehensive loss	(1,307)	(1,666)	(2,973)

Balance as of June 30, 2024	$2,625	$(18,054)	$(15,429)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2023	$3,081	$(14,010)	$(10,929)

Other comprehensive income (loss)	5,044	(1,201)	3,843
Income taxes	(821)	(15)	(836)
Reclassifications to:
Revenue	(658)		(658)
Cost of sales	(333)		(333)
Interest expense	(631)		(631)
Net other comprehensive income (loss)	2,601	(1,216)	1,385

Balance as of June 30, 2023	$5,682	$(15,226)	$(9,544)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive income (loss)	4,286	(5,092)	(806)
Income taxes	(298)	34	(264)
Reclassifications to:
Revenue	(840)		(840)
Cost of sales	(784)		(784)
Interest expense	(1,401)		(1,401)
Net other comprehensive income (loss)	963	(5,058)	(4,095)

Balance as of June 30, 2024	$2,625	$(18,054)	$(15,429)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income	5,164	724	5,888
Income taxes	(415)	(34)	(449)
Reclassifications to:
Revenue	(1,985)		(1,985)
Cost of sales	(283)		(283)
Interest expense	(1,165)		(1,165)
Net other comprehensive income	1,316	690	2,006

Balance as of June 30, 2023	$5,682	$(15,226)	$(9,544)

16. Subsequent Events. On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc., a Delaware corporation (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million, which amount we financed at closing through current borrowings under our long-term debt obligations, plus the assumption or reimbursement of certain liabilities of EGS. We are currently evaluating the accounting treatment of the EGS Acquisition, as well as performing the valuation of the assets acquired and the related purchase price allocation.

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

OVERVIEW

We are a leading manufacturer and marketer of proprietary medical devices used in interventional, diagnostic and therapeutic procedures, particularly in cardiology, radiology, oncology, critical care and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures.

For the three-month period ended June 30, 2024, we reported sales of $338.0 million, an increase of $17.9 million or 5.6% compared to sales for the three-month period ended June 30, 2023 of $320.1 million. For the six-month period ended June 30, 2024, we reported sales of $661.5 million, an increase of $43.9 million or 7.1% compared to sales for the six-month period ended June 30, 2023 of $617.6 million. Foreign currency fluctuations (net of hedging) decreased our net sales by ($3.0) million and ($4.7) million, respectively, for the three and six-month periods ended June 30, 2024, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales was 47.7% for the three-month periods ending June 30, 2023 and 2024. Gross profit as a percentage of sales increased to 47.3% for the six-month period ended June 30, 2024 compared to 47.1% for the six-month period ended June 30, 2023.

Net income for the three-month period ended June 30, 2024 was $35.7 million, or $0.61 per share, compared to net income of $20.2 million, or $0.35 per share, for the three-month period ended June 30, 2023. Net income for the six-month period ended June 30, 2024 was $64.0 million, or $1.09 per share, compared to net income of $40.9 million, or $0.70 per share, for the six-month period ended June 30, 2023.

Recent Developments and Trends

In addition to the trends identified in the 2023 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2024 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended June 30, 2024 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in our Europe, Middle East and Africa (“EMEA”) and Rest of World (“ROW”) regions.
●	On February 28, 2024, we introduced our “Continued Growth Initiatives” Program and related financial targets for the three-year period ending December 31, 2026, which reflects our commitment to better-position Merit for long-term, sustainable growth and enhanced profitability.
●	As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $638.7 million and net available borrowing capacity of approximately $680 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Gross profit	47.7	47.7	47.3	47.1
Selling, general and administrative expenses	28.0	31.5	28.6	30.9
Research and development expenses	6.0	6.3	6.3	6.7
Impairment charges	—	0.1	—	0.0
Contingent consideration expense	0.1	0.3	0.0	0.3
Acquired in-process research and development expense	—	0.5	—	0.3
Income from operations	13.6	9.0	12.4	8.9
Other expense — net	(0.0)	(1.2)	(0.3)	(0.8)
Income before income taxes	13.6	7.8	12.1	8.2
Net income	10.6	6.3	9.7	6.6

Sales

Sales for the three-month period ended June 30, 2024 increased by 5.6%, or $17.9 million, compared to the corresponding period in 2023. Sales for the six-month period ended June 30, 2024 increased by 7.1%, or $43.9 million, compared to the corresponding period in 2023. Listed below are the sales by product category within each of our financial reporting segments for the three and six-month periods ended June 30, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2024	2023	% Change	2024	2023
Cardiovascular
Peripheral Intervention	10.6%	$139,247	$125,909	14.3%	$273,873	$239,692
Cardiac Intervention	0.1%	93,863	93,775	3.0%	184,551	179,103
Custom Procedural Solutions	2.1%	50,416	49,384	2.2%	99,210	97,085
OEM	4.9%	44,289	42,207	0.2%	83,555	83,371
Total	5.3%	327,815	311,275	7.0%	641,189	599,251

Endoscopy
Endoscopy Devices	16.0%	10,188	8,781	10.6%	20,322	18,370

Total	5.6%	$338,003	$320,056	7.1%	$661,511	$617,621

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2024 were $327.8 million, up 5.3% when compared to the corresponding period of 2023 of $311.3 million. Sales for the three-month period ended June 30, 2024 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $13.3 million, or 10.6%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our access, biopsy, radar localization, delivery systems, and drainage products.
(b)	Cardiac intervention products, which increased by $0.1 million, or 0.1%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) and fluid management products, offset partially by decreased sales of our angiography and hemostasis products.

(c)	Custom procedural solutions products, which increased by $1.0 million, or 2.1%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits, offset partially by decreased sales of our critical care products and procedure trays.
(d)	OEM products, which increased by $2.1 million, or 4.9%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and access, fluid management, intervention, and angiography products, offset partially by decreased sales of our CRM/EP products.

Our cardiovascular sales for the six-month period ended June 30, 2024 were $641.2 million, up 7.0% when compared to the corresponding period of 2023 of $599.3 million. Sales for the six-month period ended June 30, 2024 were favorably affected by increased sales of:

(a)

Peripheral intervention products, which increased by $34.2 million, or 14.3%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our access, biopsy, delivery systems, radar localization, drainage, embolotherapy, and angiography products.

(b)

Cardiac intervention products, which increased by $5.4 million, or 3.0%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our CRM/EP, intervention, and access products, offset partially by decreased sales of our angiography products.

(c)

Custom procedural solutions products, which increased by $2.1 million, or 2.2%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits, offset partially by decreased sales of our procedure trays.

(d)

OEM products, which increased by $0.2 million, or 0.2%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and access products, offset partially by decreased sales of our CRM/EP products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2024 were $10.2 million, up 16.0% when compared to sales in the corresponding period of 2023 of $8.8 million. Sales for the three-month period ended June 30, 2024 compared to the corresponding period in 2023 were favorably affected by increased sales of our EndoMAXX fully covered esophageal stent, other stents, Elation Pulmonary Balloon Dilators, and ReSolve Thoracostomy Trays.

Our endoscopy sales for the six-month period ended June 30, 2024 were $20.3 million, up 10.6%, when compared to sales in the corresponding period of 2023 of $18.4 million. Sales for the six-month period ended June 30, 2024 compared to the corresponding period in 2023 were favorably affected by increased sales of our other stents, ReSolve Thoracostomy Trays, and Elation Pulmonary Balloon Dilators, offset partially by decreased sales of our AERO Tracheobronchial Stent and probes.

Geographic Sales

Listed below are sales by geography for the three and six-month periods ended June 30, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2024	2023	% Change	2024	2023
United States	8.4%	$194,664	$179,582	8.5%	$380,758	$350,942
International	2.0%	143,339	140,474	5.3%	280,753	266,679
Total	5.6%	$338,003	$320,056	7.1%	$661,511	$617,621

United States Sales. U.S. sales for the three-month period ended June 30, 2024 were $194.7 million, or 57.6% of net sales, up 8.4% when compared to the corresponding period of 2023. The increase in our domestic sales for the three-month period ended June 30, 2024, compared to the corresponding period of 2023 was driven primarily by our U.S. Direct and Endoscopy businesses.

U.S. sales for the six-month period ended June 30, 2024 were $380.8 million, or 57.6% of net sales, up 8.5% when compared to the corresponding period of 2023. The increase in our domestic sales for the six-month period ended June 30, 2024, compared to the corresponding period of 2023 was driven primarily by our U.S. Direct, Oncology and Endoscopy businesses.

International Sales. International sales for the three-month period ended June 30, 2024 were $143.3 million, or 42.4% of net sales, up 2.0% when compared to the corresponding period of 2023 of $140.5 million. The increase in our international sales for the three-month period ended June 30, 2024, compared to the corresponding period of 2023 included increased sales in our EMEA operations of $2.7 million or 4.5% and in our ROW operations of $2.1 million or 17.1%, offset partially by decreased sales in our Asia Pacific (“APAC”) operations of ($1.9) million or (2.8%).

International sales for the six-month period ended June 30, 2024 were $280.8 million, or 42.4% of net sales, up 5.3% when compared to the corresponding period of 2023 of $266.7 million. The increase in our international sales for the six-month period ended June 30, 2024, compared to the six-month period ended June 30, 2023, included increased sales in our EMEA operations of $5.7 million or 4.8%, in our ROW operations of $5.0 million or 22.0%, and in our APAC operations of $3.4 million or 2.7%.

Gross Profit

Our gross profit as a percentage of sales was 47.7% for both the three-month periods ended June 30, 2024 and 2023. The consistency in gross profit percentage was primarily due to increased sales combined with favorable changes in standard cost and product mix and lower obsolescence expense, offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Our gross profit as a percentage of sales increased to 47.3% for the six-month period ended June 30, 2024, compared to  47.1% for the six-month period ended June 30, 2023. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in standard cost and product mix, partially offset by unfavorable manufacturing variances and higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased ($6.3) million, or (6.3)%, for the three-month period ended June 30, 2024 compared to the corresponding period of 2023. As a percentage of sales, SG&A expenses were 28.0% for the three-month period ended June 30, 2024, compared to 31.5% for the corresponding period of 2023. For the three-month period ended June 30, 2024, SG&A expenses decreased compared to the corresponding period of 2023, primarily due to a decrease in loss on abandonment of property and equipment expense associated with the 2023 write-off of equipment related to our Spine business, a decrease in consulting costs in connection with the Foundations for Growth Program which was completed in 2023, a decrease in acquisition-related expenses associated with due diligence projects, and a decrease in costs associated with idle facilities during line transfers, offset partially by increased labor costs in our sales and marketing operations due to increased headcount to support growth and increased advertising and promotional expenses.

SG&A expenses decreased ($2.1) million, or (1.1)%, for the six-month period ended June 30, 2024 compared to the corresponding period of 2023. As a percentage of sales, SG&A expenses were 28.6% for the six-month period ended June 30, 2024, compared to 30.9% for the corresponding period of 2023. For the six-month period ended June 30, 2024, SG&A expenses decreased compared to the corresponding period of 2023 primarily due to a decrease in loss on abandonment of property and equipment expense associated with the 2023 write-off of equipment related to our Spine business, a decrease in consulting costs in connection with the Foundations for Growth Program which was completed in 2023, and a decrease in acquisition-related expenses associated with due diligence projects, offset partially by an increase in labor-related costs in our sales and marketing operations due to increased headcount to support growth, an increase of variable compensation linked to company performance, an increase of stock-based compensation expense associated with new equity grants, and an increased investment in advertising and promotional expenses.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended June 30, 2024 were $20.3 million, up 0.7%, when compared to R&D expenses in the corresponding period of 2023 of $20.1 million. For the three-month period ended June 30, 2024, R&D expenses increased compared to the corresponding period of 2023 primarily due to increased facility and support costs and increased materials for projects, offset partially by decreased regulatory costs related to implementation of the Medical Device Regulation in the E.U. and decreased costs related to clinical studies.

R&D expenses for the six-month period ended June 30, 2024 were $41.7 million, up 0.7%, when compared to R&D expenses in the corresponding period of 2023 of $41.4 million. For the six-month period ended June 30, 2024, R&D expenses increased compared to the corresponding period of 2023 primarily due to increased labor costs due to increased headcount, increased materials for projects, and increased costs related to clinical studies, offset partially by lower regulatory costs related to implementation of the Medical Device Regulation in the E.U.

Impairment Charges. For the three and six-month periods ended June 30, 2024, we recognized no impairment charges. For the three and six-month periods ended June 30, 2023, we recorded impairment charges of $270 thousand due to the acquisition and subsequent write-off of our equity investment in Bluegrass.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2024, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.3 million and $0.2 million compared to contingent consideration expense of $1.1 million and $1.6 million for the three and six-month periods ended June 30, 2023, respectively. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three and six-month periods ended June 30, 2024, we recognized no acquired in-process research and development costs. For the three and six-month periods ended June 30, 2023 we recognized $1.6 million in acquired in-process research and development costs primarily associated with the assets we acquired from Advanced Radiation Therapy, LLC (“ART”) on May 1, 2023.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Income
Cardiovascular	$42,912	$26,464	$75,819	$50,398
Endoscopy	3,034	2,348	6,049	4,797
Total operating income	$45,946	$28,812	$81,868	$55,195

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2024 was $42.9 million, compared to cardiovascular operating income in the corresponding period of 2023 of $26.5 million. The increase in cardiovascular operating income during the three-month period ended June 30, 2024 compared to the corresponding period of 2023 was primarily a result of higher sales ($327.8 million compared to $311,3 million), lower SG&A expenses, lower acquired in-process research and development charges, lower impairment charges, and lower contingent consideration expense, partially offset by higher R&D expenses.

Our cardiovascular operating income for the six-month period ended June 30, 2024 was $75.8 million, compared to cardiovascular operating income in the corresponding period of 2023 of $50.4 million. The increase in cardiovascular operating income during the six-month period ended June 30, 2024 compared to the corresponding period of 2023 was primarily a result of higher sales ($641.2 million compared to $599.3 million), higher gross margin, lower SG&A, lower acquired in-process research and development charges, lower impairment charges, and lower contingent consideration expense, partially offset by higher R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2024 was $3.0 million, compared to endoscopy operating income of $2.3 million for the corresponding period of 2023. Our endoscopy operating income for the six-month period ended June 30, 2024 was $6.0 million, compared to endoscopy operating income of $4.8 million for the corresponding period of 2023. The increase in endoscopy operating income for the three and six-month periods ended June 30, 2024 compared to the corresponding periods of 2023 was primarily a result of increased sales and lower SG&A expenses as a percentage of sales.

Other Expense – Net

Our other expense for the three-month periods ended June 30, 2024 and 2023 was $0.1 million and $3.9 million, respectively. Our other expense for the six-month periods ended June 30, 2024 and 2023 was $1.7 million and $4.8 million, respectively. The changes in other expense for the three and six-month periods ended June 30, 2024 compared to the corresponding periods of 2023 were primarily related to increased interest expense associated with the Convertible Note offering completed in December 2023, partially offset by an increase in interest income associated with higher cash and cash equivalents balances.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2024 and 2023 was a tax expense of $10.1 million and $4.7 million, respectively, which resulted in an effective tax rate of 22.1% and 18.7%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2024 and 2023 was a tax expense of $16.2 million and $9.5 million, respectively, which resulted in an effective tax rate of 20.2% and 18.8%, respectively. The increase in the effective income tax rate for the three and six-month periods ended June 30, 2024, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and deferred compensation and decreased foreign tax credit utilization. The increase in the income tax expense for the three and six-month periods ended June 30, 2024, when compared to the prior-year period, was primarily due to increased pre-tax book income.

Net Income

Our net income for the three-month periods ended June 30, 2024 and 2023 was $35.7 million and $20.2 million, respectively. The increase in our net income for the three-month period ended June 30, 2024 was primarily the result of higher sales, lower SG&A expenses, lower impairment charges, lower acquired in-process research and development charges, and lower contingent consideration expense, partially offset by higher R&D expenses and higher income tax expense.

Our net income for the six-month periods ended June 30, 2024 and 2023 was $64.0 million and $40.9 million, respectively. The increase in our net income for the six-month period ended June 30, 2024 was the result of several principal factors, including higher sales and gross margin, lower SG&A expenses, lower impairment charges, lower acquired in-process research and development charges, and lower contingent consideration expense, partially offset by higher R&D expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of June 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $976.3 million and $904.9 million, respectively, and we had cash, cash equivalents and restricted cash of $638.7 million and $589.1 million, respectively, of which $54.0 million and $48.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2024, and December 31, 2023, we had cash, cash equivalents and restricted cash of $22.0 million and $17.6 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $104.7 million and $31.8 million during the six-month periods ended June 30, 2024 and 2023, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $64.0 million and $40.9 million for the six-month periods ended June 30, 2024 and 2023, respectively.
●	Cash provided by (used for) inventories was approximately $3.1 million and ($35.5) million for the six-month periods ended June 30, 2024 and 2023, respectively. The increase in inventories during 2023 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash used for accrued expenses was ($2.8) million and ($10.3) million for the six-month periods ended June 30, 2024 and 2023, respectively, due primarily to the timing and payment of compensation-related accruals, partially offset by an increase in accrued interest associated with the convertible debt.
●	Cash paid for income taxes was $(22.6) million and $(17.8) million for the six-month periods ended June 30, 2024 and 2023, respectively, due primarily due to an increase in the income tax expense related to increased pre-tax book income.

Cash flows used in investing activities. We used cash in investing activities of $38.5 million and $157.8 million for the six-month periods ended June 30, 2024 and 2023, respectively. We used cash for capital expenditures of property and equipment of $22.3 million and $18.6 million in the six-month periods ended June 30, 2024 and 2023, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 to $60 million in 2024 for property and equipment.

Cash outflows for the issuance of notes receivable were $6.2 million for the six-month period ended June 30, 2024 and were related to loans issued to Selio of $1.7 million, Solo Pace of $1.5 million and Fluidx of $3.0 million. Cash outflows invested in acquisitions for the six-month period ended June 30, 2024 were $8.5 million and were related to assets acquired from SSI ($3.0 million), our investments in Fluidx ($0.3 million) and CrannMed ($3.2 million), and payment of the first deferred payment from our asset purchase agreement with Restore Endosystems, LLC ($2.0 million). Cash outflows invested in acquisitions for the six-month period ended June 30, 2023 were $138.3 million and were primarily related to payments in our asset purchase agreements with AngioDynamics ($100 million), Bluegrass ($32.7 million) and ART ($1.5 million), and our investment in Solo Pace ($4.0 million).

Cash flows used in financing activities. Cash (used in) provided by financing activities for the six-month periods ended June 30, 2024 and 2023 was ($14.9) million and $141.0 million, respectively. For the six-month period ended June 30, 2024, we decreased our net borrowings under our Amended Fourth A&R Credit Agreement by ($24.1) million. During the six-month period ended June 30, 2023 we increased our net borrowings by approximately $141.8 million to finance the acquisitions of AngioDynamics and Bluegrass. We had cash proceeds from the issuance of common stock of $10.9 million and $9.5 million for the six-month periods ended June 30, 2024 and 2023, respectively, related to the exercise of non-qualified stock options. We completed payment of contingent consideration of ($0.1) million and ($3.4) million for the six-month periods ended June 30, 2024 and 2023, respectively, principally related to sales milestone payments connected to our acquisition of Brightwater Medical, Inc. in 2019.

As of June 30, 2024, we had outstanding borrowings of $822.5 million and had issued letter of credit guarantees of $2.4 million, with additional available borrowings of approximately $680 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of June 30, 2024 was a fixed rate of 3.0% on our Convertible Notes and a fixed rate of 3.39% with respect to the principal amount outstanding under the Amended Fourth A&R Credit Agreement as a result of an interest rate swap. Our interest rate as of December 31, 2023 was a fixed rate of 3.0% on our Convertible Notes, a fixed rate of 3.39% on $75 million as a result of an interest rate swap, and a variable floating rate of 7.21% on $24.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2024 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2023 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2023 Annual Report on Form 10-K. In the six-month period ended June 30, 2024, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2023 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2023 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same headings in the 2023 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2023 Annual Report on Form 10-K.

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

In addition, our ability to compete successfully is dependent, in part, upon our response to changes in technology and upon our efforts to develop and market new products which achieve significant market acceptance. Companies with substantially greater resources than us are actively engaged in research and development of new methods, treatments, drugs, and procedures to treat or prevent cardiovascular disease that could limit the market for our products and eventually make some of our products obsolete. Furthermore, our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning in their product offerings, which could also limit the market for our products. A reduction in demand for our products could have a material adverse effect on our business, operations or financial condition.

We rely on the proper function, availability and security of information technology systems to operate our business, and a material disruption of critical information systems or a material breach in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. We also rely on our technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to inadvertent leaks, computer viruses or other malicious code, unauthorized access attempts, and ransom or other cyber-attacks (including through phishing emails, attempts to fraudulently induce employees or others to disclose information, and the exploitation of software and operating vulnerabilities), any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Geopolitical events have also increased cybersecurity risks on a global basis. Additionally, the continuing evolution of technology used by us and the third-party providers we rely upon, including cloud-based computing, data hosting and artificial intelligence, create additional exposure to security breaches and loss of access to our confidential or proprietary information. There can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation and financial condition, particularly attacks that result in our intellectual property and other confidential information being accessed or stolen.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated July 1, 2024, by and between Merit Medical Systems, Inc. and Endogastric Solutions, Inc.
3.1	Second Amended and Restated Articles of Incorporation.*
3.2	Fourth Amended and Restated Bylaws.*
10.1	Indemnification Agreement dated May 15, 2024 between Merit Medical Systems, Inc. and Silvia M. Perez.*
10.2

Form of Restricted Stock Unit Award Agreement, dated May 16, 2024, by and between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, Lynne N. Ward and Silvia M. Perez.†

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
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: August 1, 2024	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Date: August 1, 2024	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer