Form 10-Q
period 2024-09-30
MERIT MEDICAL SYSTEMS INC
filed 2024-10-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of October 28, 2024
Common Stock, no par value	58,279,409

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2024	2023
	(unaudited)
Current assets:
Cash and cash equivalents	$523,128	$587,036
Trade receivables — net of allowance for credit losses — 2024 — $9,266 and 2023 — $9,023	189,831	177,885
Other receivables	15,325	10,517
Inventories	310,527	303,871
Prepaid expenses and other current assets	27,105	24,286
Prepaid income taxes	4,216	4,016
Income tax refund receivables	8,185	859
Total current assets	1,078,317	1,108,470

Property and equipment:
Land and land improvements	26,108	26,017
Buildings	192,323	191,491
Manufacturing equipment	334,787	316,930
Furniture and fixtures	66,593	63,044
Leasehold improvements	59,005	53,638
Construction-in-progress	66,699	61,439
Total property and equipment	745,515	712,559
Less accumulated depreciation	(355,862)	(329,036)
Property and equipment — net	389,653	383,523

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2024 — $361,725 and 2023 — $321,488	322,325	283,999
Other — net of accumulated amortization — 2024 — $82,979 and 2023 — $76,887	49,839	41,884
Goodwill	399,448	382,240
Deferred income tax assets	7,253	7,288
Right-of-use operating lease assets	68,867	63,047
Other assets	62,382	54,793
Total other assets	910,114	833,251

Total assets	$2,378,084	$2,325,244

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023
	(unaudited)
Current liabilities:
Trade payables	$60,808	$65,944
Accrued expenses	127,255	120,447
Short-term operating lease liabilities	11,469	12,087
Income taxes payable	1,547	5,086
Total current liabilities	201,079	203,564

Long-term debt	750,505	823,013
Deferred income tax liabilities	5,571	5,547
Long-term income taxes payable	347	347
Liabilities related to unrecognized tax benefits	1,912	1,912
Deferred compensation payable	19,218	17,167
Deferred credits	1,527	1,605
Long-term operating lease liabilities	57,178	56,259
Other long-term obligations	17,341	13,830
Total liabilities	1,054,678	1,123,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of September 30, 2024 and December 31, 2023	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of September 30, 2024 - 58,274 and December 31, 2023 - 57,858	669,207	638,150
Retained earnings	667,594	575,184
Accumulated other comprehensive loss	(13,395)	(11,334)
Total stockholders’ equity	1,323,406	1,202,000

Total liabilities and stockholders’ equity	$2,378,084	$2,325,244

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$339,845	$315,230	$1,001,356	$932,851
Cost of sales	182,310	173,031	531,006	499,508
Gross profit	157,535	142,199	470,350	433,343

Operating expenses:
Selling, general and administrative	99,644	86,854	288,657	277,925
Research and development	20,527	19,646	62,272	61,089
Impairment charges	—	—	—	270
Contingent consideration expense	103	562	292	2,177
Acquired in-process research and development	—	—	—	1,550
Total operating expenses	120,274	107,062	351,221	343,011

Income from operations	37,261	35,137	119,129	90,332

Other income (expense):
Interest income	6,652	181	21,489	533
Interest expense	(7,501)	(4,841)	(23,226)	(10,534)
Other income (expense) — net	245	(255)	(544)	291
Total other expense — net	(604)	(4,915)	(2,281)	(9,710)

Income before income taxes	36,657	30,222	116,848	80,622

Income tax expense	8,213	4,388	24,438	13,840

Net income	$28,444	$25,834	$92,410	$66,782

Earnings per common share
Basic	$0.49	$0.45	$1.59	$1.16
Diluted	$0.48	$0.44	$1.57	$1.14

Weighted average shares outstanding
Basic	58,231	57,682	58,110	57,525
Diluted	59,537	58,375	58,948	58,345

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$28,444	$25,834	$92,410	$66,782
Other comprehensive income (loss):
Cash flow hedges	(6,585)	(539)	(5,324)	1,192
Income tax benefit (expense)	1,555	129	1,257	(286)
Foreign currency translation adjustment	7,153	(2,914)	2,061	(2,190)
Income tax benefit (expense)	(89)	17	(55)	(17)
Total other comprehensive income (loss)	2,034	(3,307)	(2,061)	(1,301)
Total comprehensive income	$30,478	$22,527	$90,349	$65,481

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	649,222	603,424	(12,456)	1,240,190
Net income			35,726		35,726
Other comprehensive loss				(2,973)	(2,973)
Stock-based compensation expense		6,301			6,301
Options exercised	66	2,913			2,913
Issuance of common stock under Employee Stock Purchase Plan	4	288			288
Shares issued from time-vested restricted stock units	20	—			—
Balance — June 30, 2024	58,192	658,724	639,150	(15,429)	1,282,445
Net income			28,444		28,444
Other comprehensive income				2,034	2,034
Stock-based compensation expense		5,990			5,990
Options exercised	80	4,247			4,247
Issuance of common stock under Employee Stock Purchase Plan	2	246			246
Balance — September 30, 2024	58,274	$669,207	$667,594	$(13,395)	$1,323,406

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2023	57,306	$675,174	$480,773	$(11,550)	$1,144,397
Net income			20,703		20,703
Other comprehensive income				621	621
Stock-based compensation expense		3,498			3,498
Options exercised	123	3,726			3,726
Issuance of common stock under Employee Stock Purchase Plan	4	302			302
Shares issued from time-vested restricted stock units	61	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(22)	(1,592)			(1,592)
Balance — March 31, 2023	57,472	681,108	501,476	(10,929)	1,171,655
Net income			20,245		20,245
Other comprehensive income				1,385	1,385
Stock-based compensation expense		4,980			4,980
Options exercised	128	5,154			5,154
Issuance of common stock under Employee Stock Purchase Plan	4	281			281
Shares issued from time-vested restricted stock units	30	—			—
Balance — June 30, 2023	57,634	691,523	521,721	(9,544)	$1,203,700
Net income			25,834		25,834
Other comprehensive loss				(3,307)	(3,307)
Stock-based compensation expense		5,206			5,206
Options exercised	247	7,555			7,555
Issuance of common stock under Employee Stock Purchase Plan	4	237			237
Shares surrendered in exchange for payment of payroll tax liabilities	(53)	(3,531)			(3,531)
Shares surrendered in exchange for exercise of stock options	(86)	(5,809)			(5,809)
Balance — September 30, 2023	57,746	$695,181	$547,555	$(12,851)	$1,229,885

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,410	$66,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,093	66,359
Loss on sale or abandonment of property and equipment	215	4,761
Write-off of certain intangible assets and other long-term assets	401	461
Acquired in-process research and development	—	1,550
Amortization of right-of-use operating lease assets	9,043	8,621
Fair value adjustments related to contingent consideration liabilities	292	2,177
Amortization of deferred credits	(77)	(78)
Amortization of long-term debt issuance costs	4,431	744
Stock-based compensation expense	18,958	15,346
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(9,540)	(3,852)
Other receivables	(4,670)	(1,040)
Inventories	(2,844)	(34,426)
Prepaid expenses and other current assets	(5,871)	(72)
Prepaid income taxes	—	(24)
Income tax refund receivables	(7,530)	(8,682)
Other assets	(3,860)	(719)
Trade payables	(6,489)	(20,332)
Accrued expenses	(614)	(599)
Income taxes payable	(2,246)	(3,431)
Deferred compensation payable	2,051	245
Operating lease liabilities	(9,056)	(8,573)
Other long-term obligations	2,958	(2,318)
Total adjustments	59,645	16,118
Net cash, cash equivalents, and restricted cash provided by operating activities	152,055	82,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(31,668)	(27,151)
Intangible assets	(2,138)	(1,756)
Proceeds from the sale of property and equipment	5	181
Issuance of note receivables	(6,662)	—
Cash paid in acquisitions and investments, net of cash acquired	(113,743)	(138,278)
Net cash, cash equivalents, and restricted cash used in investing activities	$(154,206)	$(167,004)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$15,424	$11,446
Proceeds from issuance of long-term debt	—	480,499
Payments on long-term debt	(76,063)	(391,624)
Long-term debt issuance costs	—	(5,240)
Contingent payments related to acquisitions	(209)	(3,502)
Payment of taxes related to an exchange of common stock	(1,592)	(5,123)
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(62,440)	86,456
Effect of exchange rates on cash, cash equivalents, and restricted cash	724	(2,181)
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,867)	171

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	589,144	60,558
End of period	$525,277	$60,729

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	523,128	58,673
Restricted cash reported in prepaid expenses and other current assets	2,149	2,056
Total cash, cash equivalents and restricted cash	$525,277	$60,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $712 and $941, respectively)	$20,977	$9,572
Income taxes	33,054	24,875

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$8,907	$4,613
Acquisition purchases in accrued expenses and other long-term obligations	4,894	3,674
Merit common stock surrendered (0 and 86 shares, respectively) in exchange for exercise of stock options	—	5,809
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	9,191	7,560

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2024 and 2023 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2024 and December 31, 2023, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2024 and 2023. The results of operations for the three and nine-month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

2.   Recently Issued Accounting Standards. In November 2023, the Financial Accounting Standards Board (“FASB’) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The provisions of this update must be applied retrospectively to all periods presented in the financial statements. We are currently assessing the anticipated impact of this standard on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographic region for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$84,217	$53,715	$137,932	$78,617	$49,768	$128,385
Cardiac Intervention	37,248	53,521	90,769	36,593	52,513	89,106
Custom Procedural Solutions	30,774	19,994	50,768	29,602	19,022	48,624
OEM	38,093	5,293	43,386	34,207	5,762	39,969
Total	190,332	132,523	322,855	179,019	127,065	306,084

Endoscopy
Endoscopy Devices	16,160	830	16,990	8,486	660	9,146

Total	$206,492	$133,353	$339,845	$187,505	$127,725	$315,230

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$245,832	$165,973	$411,805	$219,257	$148,820	$368,077
Cardiac Intervention	109,431	165,889	275,320	106,588	161,621	268,209
Custom Procedural Solutions	90,564	59,414	149,978	85,556	60,153	145,709
OEM	106,202	20,739	126,941	101,341	21,999	123,340
Total	552,029	412,015	964,044	512,742	392,593	905,335

Endoscopy
Endoscopy Devices	35,221	2,091	37,312	25,705	1,811	27,516

Total	$587,250	$414,106	$1,001,356	$538,447	$394,404	$932,851

4.   Acquisitions and Investments. On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc., a Delaware corporation (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million, which amount we financed at closing through current borrowings under our long-term debt obligations, plus the assumption or reimbursement of certain liabilities of EGS. We accounted for the EGS Acquisition under the acquisition method of accounting as a business combination. The sales related to the EGS Acquisition have been included in our endoscopy segment since the acquisition date and were $6.8 million for the three and nine-month periods ended September 30, 2024. It is not practical to separately report earnings related to the EGS Acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our endoscopy business segment. Acquisition-related costs associated with the EGS Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $1.8 million. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Trade receivables	$2,568
Inventories	3,553
Prepaid expenses and other current assets	99
Property and equipment	258
Intangible assets
Developed technology	72,800
Trademarks	5,400
Customer list	6,600
Goodwill	16,997
Total assets acquired	108,275

Liabilities Assumed
Trade payables	494
Accrued expenses	2,752
Total liabilities assumed	3,246

Total net assets acquired	$105,029

We are amortizing the EGS developed technology intangible assets over ten years, the trademark intangible assets over 11 years, and the customer list intangible asset on an accelerated basis over 11 years. We have estimated the weighted average life of the intangible assets acquired from EGS to be 10.1 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects to our consolidated results of operations of the EGS Acquisition are not material in relation to reported sales.

On May 17, 2024, Merit Medical Ireland Limited (“MM Ireland”), our indirect wholly-owned subsidiary, entered into a Subscription and Shareholder Agreement (the “CrannMed Agreement”) with CrannMed Limited, a company organized under the laws of Ireland (“CrannMed”). Pursuant to the terms of the CrannMed Agreement, MM Ireland paid €3.0 million to purchase preferred shares of CrannMed. At CrannMed’s election at any time after August 16, 2024, MM Ireland is obligated to pay an additional €3.0 million to acquire additional preferred shares of CrannMed, subject to certain conditions (the “Second Tranche Investment”); no additional amount has been distributed to CrannMed as of September 30, 2024. Additionally, upon the request of CrannMed and subject to the completion of the Second Tranche Investment and other conditions, MM Ireland may pay to CrannMed up to an additional €2.0 million in the form of equity, debt or other investment for the purpose of funding clinical trial activities of CrannMed. MM Ireland’s investment in CrannMed has been recorded as an equity investment accounted for at cost and reflected within other assets in the accompanying consolidated balance sheets because MM Ireland is not able to exercise significant influence over the operations of CrannMed. MM Ireland’s total current investment in CrannMed represented an ownership interest of approximately 10.8% of the outstanding capital stock of CrannMed at the date of the initial purchase.

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

On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million (collectively, the “AngioDynamics Acquisition”). We accounted for the AngioDynamics Acquisition under the acquisition method of accounting as a business combination. The sales related to the AngioDynamics Acquisition have been included in our cardiovascular segment since the acquisition date and were $21.0 million and $8.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively. It is not practical to separately report earnings related to the AngioDynamics Acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2023 Annual Report on Form 10-K, were approximately $4.9 million. The purchase price was allocated as follows (in thousands):

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

5. Inventories. Inventories at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$159,647	$158,893
Work-in-process	37,694	25,420
Raw materials	113,186	119,558
Total inventories	$310,527	$303,871

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill by segment for the nine-month period ended September 30, 2024 is detailed as follows (in thousands):

	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$382,240	$—	$382,240
Effect of foreign exchange	211	—	211
Additions and adjustments as the result of acquisitions	—	16,997	16,997
Goodwill balance at September 30	$382,451	$16,997	$399,448

Total accumulated goodwill impairment losses aggregated to $8.3 million as of September 30, 2024 and December 31, 2023, respectively. We did not have any goodwill impairments for the nine-month periods ended September 30, 2024 or 2023.

Other intangible assets at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$30,472	$(12,315)	$18,157
Distribution agreements	3,250	(2,975)	275
License agreements	11,599	(8,979)	2,620
Trademarks	40,538	(23,235)	17,303
Customer lists	46,959	(35,475)	11,484
Total	$132,818	$(82,979)	$49,839

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,877	$(10,916)	$17,961
Distribution agreements	3,250	(2,919)	331
License agreements	11,142	(8,327)	2,815
Trademarks	35,135	(20,804)	14,331
Customer lists	40,367	(33,921)	6,446
Total	$118,771	$(76,887)	$41,884

Aggregate amortization expense for the three and nine-month periods ended September 30, 2024 was $16.9 million and $46.4 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2023 was $15.4 million and $41.1 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the nine-month periods ended September 30, 2024 and 2023, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2024 (in thousands):

Estimated Amortization Expense
Remaining 2024	$17,783
2025	69,119
2026	58,484
2027	54,947
2028	53,409

7.   Income Taxes. Our provision for income taxes for the three-month periods ended September 30, 2024 and 2023 was a tax expense of $8.2 million and $4.4 million, respectively, which resulted in an effective tax rate of 22.4% and 14.5%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2024 and 2023 was a tax expense of $24.4 million and $13.8 million, respectively, which resulted in an effective tax rate of 20.9% and 17.2%, respectively. The increase in the effective income tax rate for the three and nine-month periods ended September 30, 2024, when compared to the respective prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and decreased foreign tax credit utilization. The increase in the income tax expense for the nine-month period ended September 30, 2024, when compared to the prior-year period, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

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

8.   Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loans	$23,000	$99,063
Revolving credit loans	—	—
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(19,995)	(23,550)
Total long-term debt	750,505	823,013
Less current portion	—	—
Long-term portion	$750,505	$823,013

Future minimum principal payments on our long-term debt, as of September 30, 2024, were as follows (in thousands):

Years Ending	Future Minimum
December 31,	Principal Payments
Remaining 2024	$—
2025	—
2026	—
2027	—
2028	23,000
Thereafter	747,500
Total future minimum principal payments	$770,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of September 30, 2024.

As of September 30, 2024, we had outstanding borrowings of $23.0 million and issued letter of credit guarantees of $2.4 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of September 30, 2024 was a variable rate of 6.70% with respect to the outstanding principal amount. Our interest rate as of December 31, 2023 was a fixed rate of 3.39% on $75 million as a result of an interest rate swap and a variable floating rate of 7.21% on $24.1 million. The foregoing interest rates do not reflect potential future changes in the Applicable Margin.

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

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of September 30, 2024, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

As of September 30, 2024, the term of our interest rate swap has expired. On December 31, 2023, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap as of December 31, 2023 was an asset of $1.5 million, partially offset by $0.4 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of September 30, 2024 and December 31, 2023, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $155.4 million and $141.1 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of September 30, 2024 and December 31, 2023, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $115.6 million and $108.4 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2024 and December 31, 2023, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Interest rate swap	Prepaid expenses and other assets	$—	$1,503
Foreign currency forward contracts	Prepaid expenses and other assets	612	2,061
Foreign currency forward contracts	Other assets (long-term)	137	216

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,968)	(1,898)
Foreign currency forward contracts	Other long-term obligations	(1,085)	(499)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$685	$828

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,753)	(1,463)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2024	2023	Location in statements of income	2024	2023	2024	2023
Interest rate swap	$1	$126	Interest expense	$(7,501)	$(4,841)	$255	$685
Foreign currency forward contracts	(5,443)	1,503	Revenue	339,845	315,230	709	866
			Cost of sales	(182,310)	(173,031)	179	617

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2024	2023	Location in statements of income	2024	2023	2024	2023
Interest rate swap	$152	$726	Interest expense	$(23,226)	$(10,534)	$1,656	$1,850
Foreign currency forward contracts	(1,308)	6,067	Revenue	1,001,356	932,851	1,549	2,851
			Cost of sales	(531,006)	(499,508)	963	900

As of September 30, 2024, $2.0 million, or $1.5 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2024	2023	2024	2023
Foreign currency forward contracts	Other income (expense) — net	$(2,124)	$(452)	$(596)	$2,748

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$28,444	$25,834	$92,410	$66,782
Average common shares outstanding	58,231	57,682	58,110	57,525
Basic EPS	$0.49	$0.45	$1.59	$1.16

Average common shares outstanding	58,231	57,682	58,110	57,525
Effect of dilutive stock awards	866	693	691	820
Effect of dilutive convertible notes	440	—	147	—
Total potential shares outstanding	59,537	58,375	58,948	58,345
Diluted EPS	$0.48	$0.44	$1.57	$1.14

Equity awards excluded as the impact was anti-dilutive (1)	448	1,242	821	1,091
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the period ended September 30, 2024 was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales
Nonqualified stock options	$150	$367	$875	$1,240
Research and development
Nonqualified stock options	440	488	1,221	1,329
Selling, general and administrative
Nonqualified stock options	1,442	2,083	4,689	5,304
Performance-based restricted stock units	2,884	1,838	7,648	4,470
Restricted stock units	1,074	430	2,792	1,341
Cash-settled performance-based awards	723	591	1,733	1,662
Total selling, general and administrative	6,123	4,942	16,862	12,777

Stock-based compensation expense before taxes	$6,713	$5,797	$18,958	$15,346

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the nine-month period ended September 30, 2023, we granted stock options representing 401,535 shares of our Common Stock. We did not grant any stock options during the nine-month period ended September 30, 2024. We use the Black-Scholes methodology to value the stock-based compensation expense for options. In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the periods indicated below:

Nine Months Ended
September 30,
2023
Risk-free interest rate	3.6% - 4.6%
Expected option term	4.0 years
Expected dividend yield	—
Expected price volatility	44.6% - 47.1%

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

As of September 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options was $13.2 million, which was expected to be recognized over a weighted average period of 1.9 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2024 and 2023, we granted performance stock units which represented up to 364,810 and 286,863 shares of Common Stock, respectively. Conversion of the performance stock units occurs at the end of the relevant performance periods, or one year after the agreement date, whichever is later. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of September 30, 2024, the total remaining unrecognized compensation cost related to stock-settled performance stock units was $17.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

Cash-Settled Performance-Based Awards

During the nine-month periods ended September 30, 2024 and 2023, we granted performance stock units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.6 million and $1.3 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the nine-month periods ended September 30, 2024 and 2023, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.4 million and $4.6 million for Liability Awards granted during the nine-month periods ended September 30, 2024 and 2023, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. As of September 30, 2024 and December 31, 2023, the recorded balance associated with these Liability Awards is $4.1 million and $3.4 million, respectively, which are classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of September 30, 2024, the total remaining unrecognized compensation cost related to Liability Awards was $3.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

During the nine-month periods ended September 30, 2024 and 2023, we granted restricted stock units to certain employees and non-employee directors representing 158,719 and 20,358 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of September 30, 2024, the total remaining unrecognized compensation cost related to restricted stock units was $9.1 million, which will be recognized over a weighted average period of 3.1 years.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales
Cardiovascular	$322,855	$306,084	$964,044	$905,335
Endoscopy	16,990	9,146	37,312	27,516
Total net sales	339,845	315,230	1,001,356	932,851

Income from operations
Cardiovascular	37,555	32,622	113,374	82,966
Endoscopy	(294)	2,515	5,755	7,366
Total income from operations	37,261	35,137	119,129	90,332

Total other expense — net	(604)	(4,915)	(2,281)	(9,710)
Income tax expense	8,213	4,388	24,438	13,840

Net income	$28,444	$25,834	$92,410	$66,782

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$78	$78	$—	$—
Foreign currency contract assets, current and long-term (3)	$1,434	$—	$1,434	$—
Foreign currency contract liabilities, current and long-term (4)	$(5,806)	$—	$(5,806)	$—
Contingent consideration liabilities	$(3,419)	$—	$—	$(3,419)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (1)	$78	$78	$—	—
Interest rate contract asset, current (2)	$1,503	$—	$1,503	$—
Foreign currency contract assets, current and long-term (3)	$3,105	$—	$3,105	$—
Foreign currency contract liabilities, current and long-term (4)	$(3,860)	$—	$(3,860)	$—
Contingent consideration liabilities	$(3,447)	$—	$—	$(3,447)

(1)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

(2)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is recorded as prepaid and other current assets in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$3,435	$3,581	$3,447	$18,073
Contingent consideration expense	103	563	292	2,177
Contingent payments made	(119)	(122)	(320)	(16,228)
Ending balance	$3,419	$4,022	$3,419	$4,022

As of September 30, 2024, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2023, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $0.2 million and $3.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $12.7 million for the nine-month periods ended September 30, 2024 and 2023, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair value at
	September 30,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,897	Discounted cash flow	Discount rate	11% - 15%	14.4%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$98	Monte Carlo simulation	Discount rate	12.0%
			Projected year of payments	2024-2040	2040

Regulatory approval contingent liability	$424	Scenario-based method	Discount rate	5.4%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,945	Discounted cash flow	Discount rate	12.0% - 16.0%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$409	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Our equity investments in privately-held companies were $22.6 million and $19.1 million at September 30, 2024 and December 31, 2023, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. During the nine-month period ended September 30, 2023, we recorded impairment charges of $0.3 million associated with our previously-held equity investment in Bluegrass in connection with the asset acquisition completed on May 4, 2023 (see Note 4). During the nine-month period ended September 30, 2024, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $9.3 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively. Long-term notes receivable issued were $6.7 million for the nine-month period ended September 30, 2024 and were related to loans issued to Selio Medical Limited (“Selio”) of $1.7 million, Solo Pace Inc. (“Solo Pace”) of $2.0 million and Fluidx of $3.0 million. As of September 30, 2024 and December 31, 2023, we had an allowance for current expected credit losses of $1.6 million and $0.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$1,406	$296	$568	$281
Provision for credit loss expense	189	32	1,027	47
Ending balance	$1,595	$328	$1,595	$328

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2024 and 2023 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2024	$2,625	$(18,054)	$(15,429)

Other comprehensive income (loss)	(5,442)	7,153	1,711
Income taxes	1,555	(89)	1,466
Reclassifications to:
Revenue	(709)		(709)
Cost of sales	(179)		(179)
Interest expense	(255)		(255)
Net other comprehensive income (loss)	(5,030)	7,064	2,034

Balance as of September 30, 2024	$(2,405)	$(10,990)	$(13,395)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2023	$5,682	$(15,226)	$(9,544)

Other comprehensive income (loss)	1,629	(2,914)	(1,285)
Income taxes	129	17	146
Reclassifications to:
Revenue	(866)		(866)
Cost of sales	(617)		(617)
Interest expense	(685)		(685)
Net other comprehensive loss	(410)	(2,897)	(3,307)

Balance as of September 30, 2023	$5,272	$(18,123)	$(12,851)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive income (loss)	(1,156)	2,061	905
Income taxes	1,257	(55)	1,202
Reclassifications to:
Revenue	(1,549)		(1,549)
Cost of sales	(963)		(963)
Interest expense	(1,656)		(1,656)
Net other comprehensive income (loss)	(4,067)	2,006	(2,061)

Balance as of September 30, 2024	$(2,405)	$(10,990)	$(13,395)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2023	$4,366	$(15,916)	$(11,550)

Other comprehensive income (loss)	6,793	(2,190)	4,603
Income taxes	(286)	(17)	(303)
Reclassifications to:
Revenue	(2,851)		(2,851)
Cost of sales	(900)		(900)
Interest expense	(1,850)		(1,850)
Net other comprehensive income (loss)	906	(2,207)	(1,301)

Balance as of September 30, 2023	$5,272	$(18,123)	$(12,851)

16. Subsequent Events. On September 16, 2024, we entered into an Asset Purchase Agreement (the “Cook Purchase Agreement”) with Cook Medical Holdings LLC, an Indiana limited liability company (“Cook Medical”), to purchase Cook Medical’s lead management portfolio of medical devices and certain related assets for total cash consideration of approximately $210 million (collectively, the “Cook Acquisition”). The closing of the proposed Cook Acquisition is expected to occur during the fourth quarter of 2024, subject to the receipt or waiver (in accordance with the provisions of the Cook Purchase Agreement) of certain closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to fund the Cook Acquisition through a combination of cash on hand and borrowings under our long-term credit facility. In connection with the projected closing of the Cook Acquisition, we propose to enter into a transition services agreement with Cook Medical, pursuant to which Cook Medical would provide manufacturing and other services to us during a two-year transition period. We are currently evaluating the accounting treatment of the Cook Acquisition, as well as performing the valuation of the assets acquired and the related purchase price allocation.

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

For the three-month period ended September 30, 2024, we reported sales of $339.8 million, an increase of $24.6 million or 7.8% compared to sales for the three-month period ended September 30, 2023 of $315.2 million. For the nine-month period ended September 30, 2024, we reported sales of $1,001.4 million, an increase of $68.5 million or 7.3% compared to sales for the nine-month period ended September 30, 2023 of $932.9 million. Foreign currency fluctuations (net of hedging) decreased our net sales by ($0.3) million and ($5.0) million, respectively, for the three and nine-month periods ended September 30, 2024, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 46.4% for the three-month period ended September 30, 2024 compared to 45.1% for the three-month period ended September 30, 2023. Gross profit as a percentage of sales increased to 47.0% for the nine-month period ended September 30, 2024 compared to 46.5% for the nine-month period ended September 30, 2023.

Net income for the three-month period ended September 30, 2024 was $28.4 million, or $0.48 per share, compared to net income of $25.8 million, or $0.44 per share, for the three-month period ended September 30, 2023. Net income for the nine-month period ended September 30, 2024 was $92.4 million, or $1.57 per share, compared to net income of $66.8 million, or $1.14 per share, for the nine-month period ended September 30, 2023.

Recent Developments and Trends

In addition to the trends identified in the 2023 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2024 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended September 30, 2024 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in our Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions.
●	On February 28, 2024, we introduced our “Continued Growth Initiatives” Program and related financial targets for the three-year period ending December 31, 2026, which reflects our commitment to better-position Merit for long-term, sustainable growth and enhanced profitability.
●	On July 1, 2024, we completed the acquisition of certain assets from EndoGastric Solutions, Inc., which included the EsophyX® Z+, a device intended for the treatment of chronic gastroesophageal reflux disease.

●	We entered into an asset purchase agreement for the acquisition of the lead management portfolio of medical devices and certain related asset from Cook Medical Holdings LLC; closing of the acquisition is expected to occur on November 1, 2024.
●	As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $525.3 million and net available borrowing capacity under our Fourth A&R Credit Agreement of approximately $697 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Gross profit	46.4	45.1	47.0	46.5
Selling, general and administrative expenses	29.3	27.6	28.8	29.8
Research and development expenses	6.0	6.2	6.2	6.5
Impairment charges	—	—	—	0.0
Contingent consideration expense	0.0	0.2	0.0	0.2
Acquired in-process research and development expense	—	—	—	0.2
Income from operations	11.0	11.1	11.9	9.7
Other expense — net	(0.2)	(1.6)	(0.2)	(1.0)
Income before income taxes	10.8	9.6	11.7	8.6
Net income	8.4	8.2	9.2	7.2

Sales

Sales for the three-month period ended September 30, 2024 increased by 7.8%, or $24.6 million, compared to the corresponding period in 2023. Sales for the nine-month period ended September 30, 2024 increased by 7.3%, or $68.5 million, compared to the corresponding period in 2023. Listed below are the sales by product category within each of our financial reporting segments for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2024	2023	% Change	2024	2023
Cardiovascular
Peripheral Intervention	7.4%	$137,932	$128,385	11.9%	$411,805	$368,077
Cardiac Intervention	1.9%	90,769	89,106	2.7%	275,320	268,209
Custom Procedural Solutions	4.4%	50,768	48,624	2.9%	149,978	145,709
OEM	8.5%	43,386	39,969	2.9%	126,941	123,340
Total	5.5%	322,855	306,084	6.5%	964,044	905,335

Endoscopy
Endoscopy Devices	85.8%	16,990	9,146	35.6%	37,312	27,516

Total	7.8%	$339,845	$315,230	7.3%	$1,001,356	$932,851

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2024 were $322.9 million, up 5.5% when compared to the corresponding period of 2023 of $306.1 million. Sales for the three-month period ended September 30, 2024 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $9.5 million, or 7.4%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our radar localization, drainage, access, and delivery systems products.
(b)	Cardiac intervention products, which increased by $1.7 million, or 1.9%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) and fluid management products, offset partially by decreased sales of our intervention and hemostasis products.
(c)	Custom procedural solutions products, which increased by $2.1 million, or 4.4%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our critical care products.
(d)	OEM products, which increased by $3.4 million, or 8.5%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and access, vertebral compression fracture, and fluid management products, offset partially by decreased sales of our CRM/EP, intervention and angiography products.

Our cardiovascular sales for the nine-month period ended September 30, 2024 were $964.0 million, up 6.5% when compared to the corresponding period of 2023 of $905.3 million. Sales for the nine-month period ended September 30, 2024 were favorably affected by increased sales of:

(a)

Peripheral intervention products, which increased by $43.7 million, or 11.9%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our access, radar localization, drainage, delivery systems, and biopsy products.

(b)

Cardiac intervention products, which increased by $7.1 million, or 2.7%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our CRM/EP and fluid management products, offset partially by decreased sales of our hemostasis products.

(c)

Custom procedural solutions products, which increased by $4.3 million, or 2.9%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of our procedure trays.

(d)

OEM products, which increased by $3.6 million, or 2.9%, from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and access, vertebral compression fracture, and fluid management products, offset partially by decreased sales of our CRM/EP and intervention products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2024 were $17.0 million, up 85.8% when compared to sales in the corresponding period of 2023 of $9.1 million. Sales for the three-month period ended September 30, 2024 compared to the corresponding period in 2023 were favorably affected by $6.8 million in sales of the EsophyX® Z+ device acquired from EGS in July 2024 as well as increased sales of our EndoMAXX fully covered esophageal stent and ReSolve Thoracostomy Trays.

Our endoscopy sales for the nine-month period ended September 30, 2024 were $37.3 million, up 35.6%, when compared to sales in the corresponding period of 2023 of $27.5 million. Sales for the nine-month period ended September 30, 2024 compared to the corresponding period in 2023 were favorably affected by $6.8 million in sales of the EsophyX® Z+ device acquired from EGS in July 2024 as well as by increased sales of our EndoMAXX fully covered esophageal stent, Elation Pulmonary Balloon Dilators, BIG60F Alpha™ inflation device, and AERO Tracheobronchial Stent.

Geographic Sales

Listed below are sales by geography for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2024	2023	% Change	2024	2023
United States	10.1%	$206,492	$187,505	9.1%	$587,250	$538,447
International	4.4%	133,353	127,725	5.0%	414,106	394,404
Total	7.8%	$339,845	$315,230	7.3%	$1,001,356	$932,851

United States Sales. U.S. sales for the three-month period ended September 30, 2024 were $206.5 million, or 60.8% of net sales, up 10.1% when compared to the corresponding period of 2023. The increase in our domestic sales for the three-month period ended September 30, 2024, compared to the corresponding period of 2023 was driven primarily by our U.S. Direct and Endoscopy businesses.

U.S. sales for the nine-month period ended September 30, 2024 were $587.3 million, or 58.6% of net sales, up 9.1% when compared to the corresponding period of 2023. The increase in our domestic sales for the nine-month period ended September 30, 2024, compared to the corresponding period of 2023 was driven primarily by our U.S. Direct and Endoscopy businesses.

International Sales. International sales for the three-month period ended September 30, 2024 were $133.4 million, or 39.2% of net sales, up 4.4% when compared to the corresponding period of 2023 of $127.7 million. The increase in our international sales for the three-month period ended September 30, 2024, compared to the corresponding period of 2023 included increased sales in our EMEA operations of $3.3 million or 5.9%, in our Rest of World (“ROW”) operations of $1.8 million or 14.3%, and in our APAC operations of $0.6 million or 0.9%.

International sales for the nine-month period ended September 30, 2024 were $414.1 million, or 41.4% of net sales, up 5.0% when compared to the corresponding period of 2023 of $394.4 million. The increase in our international sales for the nine-month period ended September 30, 2024, compared to the nine-month period ended September 30, 2023, included increased sales in our EMEA operations of $8.9 million or 5.2%, in our ROW operations of $6.8 million or 19.2%, and in our APAC operations of $4.0 million or 2.1%.

Gross Profit

Our gross profit as a percentage of sales increased to 46.4% for the three-month period ended September 30, 2024, compared to 45.1% for the three-month period ended September 30, 2023. The increase in gross profit percentage was primarily due to increased sales combined with favorable changes in product mix partially offset by higher obsolescence expense and higher intangible amortization expense as a percentage of sales associated with acquisitions.

Our gross profit as a percentage of sales increased to 47.0% for the nine-month period ended September 30, 2024, compared to 46.5% for the nine-month period ended September 30, 2023. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix, partially offset by unfavorable manufacturing variances and higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $12.8 million, or 14.7%, for the three-month period ended September 30, 2024 compared to the corresponding period of 2023. As a percentage of sales, SG&A expenses were 29.3% for the three-month period ended September 30, 2024, compared to 27.6% for the corresponding period of 2023. For the three-month period ended September 30, 2024, SG&A expenses increased compared to the corresponding period of 2023, primarily due to an increase in labor related costs associated with headcount additions and employee termination benefits in connection with the integration activities for the EGS Acquisition, increased consulting and legal costs associated with acquisition due diligence, increased advertising and promotional expenses.

SG&A expenses increased $10.7 million, or 3.9%, for the nine-month period ended September 30, 2024 compared to the corresponding period of 2023. As a percentage of sales, SG&A expenses were 28.8% for the nine-month period ended September 30, 2024, compared to 29.8% for the corresponding period of 2023. For the nine-month period ended September 30, 2024, SG&A expenses increased compared to the corresponding period of 2023 primarily due to an increase in labor-related costs in our sales and marketing operations due to increased headcount to support growth and acquisitions, an increase of variable compensation linked to company performance, an increase of stock-based compensation expense associated with new equity grants, and an increased investment in advertising and promotional expenses.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended September 30, 2024 were $20.5 million, up 4.5%, when compared to R&D expenses in the corresponding period of 2023 of $19.6 million. For the three-month period ended September 30, 2024, R&D expenses increased compared to the corresponding period of 2023 primarily due to increased labor costs due to increased headcount and increased materials for projects, offset partially by decreased regulatory costs related to clinical studies.

R&D expenses for the nine-month period ended September 30, 2024 were $62.3 million, up 1.9%, when compared to R&D expenses in the corresponding period of 2023 of $61.1 million. For the nine-month period ended September 30, 2024, R&D expenses increased compared to the corresponding period of 2023 primarily due to increased labor costs due to increased headcount, increased materials for projects, and increased costs related to clinical studies, offset partially by lower regulatory costs related to implementation of the Medical Device Regulation in the E.U.

Impairment Charges. For the three and nine-month periods ended September 30, 2024, we recognized no impairment charges. For the three-month period ended September 30, 2023, we recognized no impairment charges. For the nine-month period ended September 30, 2023, we recorded impairment charges of $270 thousand due to the acquisition and subsequent write-off of our equity investment in Bluegrass.

Contingent Consideration Expense. For the three and nine-month periods ended September 30, 2024, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.1 million and $0.3 million, respectively, compared to contingent consideration expense of $0.6 million and $2.2 million for the three and nine-month periods ended September 30, 2023, respectively. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. For the three and nine-month periods ended September 30, 2024, we recognized no acquired in-process research and development costs. For the three-month period ended September 30, 2023, we recognized no acquired in-process research and development costs. For the nine-month period ended September 30, 2023, we recognized $1.6 million in acquired in-process research and development costs primarily associated with the assets we acquired from Advanced Radiation Therapy, LLC (“ART”) on May 1, 2023.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Income
Cardiovascular	$37,555	$32,622	$113,374	$82,966
Endoscopy	(294)	2,515	5,755	7,366
Total operating income	$37,261	$35,137	$119,129	$90,332

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended September 30, 2024 was $37.6 million, compared to cardiovascular operating income in the corresponding period of 2023 of $32.6 million. The increase in cardiovascular operating income during the three-month period ended September 30, 2024 compared to the corresponding period of 2023 was primarily a result of higher sales ($322.9 million compared to $306.1 million), higher gross margin, and lower contingent consideration expense, partially offset by higher SG&A and R&D expenses.

Our cardiovascular operating income for the nine-month period ended September 30, 2024 was $113.4 million, compared to cardiovascular operating income in the corresponding period of 2023 of $83.0 million. The increase in cardiovascular operating income during the nine-month period ended September 30, 2024 compared to the corresponding period of 2023 was primarily a result of higher sales ($964.0 million compared to $905.3 million), higher gross margin, lower acquired in-process research and development charges, lower impairment charges, and lower contingent consideration expense, partially offset by higher SG&A and R&D expenses.

Endoscopy Operating Income (Loss). Our endoscopy operating loss for the three-month period ended September 30, 2024 was ($0.3) million, compared to endoscopy operating income of $2.5 million for the corresponding period of 2023. Our endoscopy operating income for the nine-month period ended September 30, 2024 was $5.8 million, compared to endoscopy operating income of $7.4 million for the corresponding period of 2023. The decrease in endoscopy operating income for the three and nine-month periods ended September 30, 2024 compared to the corresponding periods of 2023 was primarily a result of increased SG&A expenses associated with higher labor related costs due to headcount additions and employee termination benefits in connection with the integration activities for the EGS Acquisition, partially offset by increased sales.

Other Expense – Net

Our other expense for the three-month periods ended September 30, 2024 and 2023 was $0.6 million and $4.9 million, respectively. Our other expense for the nine-month periods ended September 30, 2024 and 2023 was $2.3 million and $9.7 million, respectively. The changes in other expense for the three and nine-month periods ended September 30, 2024 compared to the corresponding periods of 2023 were primarily related to increased interest expense associated with the Convertible Note offering completed in December 2023, partially offset by an increase in interest income associated with higher cash and cash equivalents balances.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2024 and 2023 was a tax expense of $8.2 million and $4.4 million, respectively, which resulted in an effective tax rate of 22.4% and 14.5%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2024 and 2023 was a tax expense of $24.4 million and $13.8 million, respectively, which resulted in an effective tax rate of 20.9% and 17.2%, respectively. The increase in the effective income tax rate for the three and nine-month periods ended September 30, 2024, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and decreased foreign tax credit utilization. The increase in the income tax expense for the nine-month period ended September 30, 2024, when compared to the prior-year period, was primarily due to increased pre-tax book income.

Net Income

Our net income for the three-month periods ended September 30, 2024 and 2023 was $28.4 million and $25.8 million, respectively. The increase in our net income for the three-month period ended September 30, 2024 was primarily a result of higher sales, higher gross margin associated and lower contingent consideration expense, partially offset by higher SG&A and R&D expenses and higher income tax expense.

Our net income for the nine-month periods ended September 30, 2024 and 2023 was $92.4 million and $66.8 million, respectively. The increase in our net income for the nine-month period ended September 30, 2024 was the result of several principal factors, including higher sales and gross margin, lower impairment charges, lower acquired in-process research and development charges, and lower contingent consideration expense, partially offset by higher SG&A and R&D expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of September 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $877.2 million and $904.9 million, respectively, and we had cash, cash equivalents and restricted cash of $525.3 million and $589.1 million, respectively, of which $55.8 million and $48.7 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2024, and December 31, 2023, we had cash, cash equivalents and restricted cash of $23.1 million and $17.6 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $152.1 million and $82.9 million during the nine-month periods ended September 30, 2024 and 2023, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $92.4 million and $66.8 million for the nine-month periods ended September 30, 2024 and 2023, respectively.
●	Cash used for inventories was approximately $2.8 million and $34.4 million for the nine-month periods ended September 30, 2024 and 2023, respectively. The increase in inventories during 2023 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash used for trade payables was $6.5 million and $20.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively, due primarily to the timing of payments.

Cash flows used in investing activities. We used cash in investing activities of $154.2 million and $167.0 million for the nine-month periods ended September 30, 2024 and 2023, respectively. We used cash for capital expenditures of property and equipment of $31.7 million and $27.2 million in the nine-month periods ended September 30, 2024 and 2023, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $50 million in 2024 for property and equipment.

Cash outflows for the issuance of notes receivable were $6.6 million for the nine-month period ended September 30, 2024 and were related to loans issued to Selio of $1.7 million, Solo Pace of $2.0 million and Fluidx of $3.0 million. Cash outflows invested in acquisitions for the nine-month period ended September 30, 2024 were $113.7 million and were related to assets acquired from EGS ($105.0 million), assets acquired from SSI ($3.0 million), our investments in Fluidx ($0.3 million) and CrannMed ($3.2 million), and payment of the first deferred payment from our asset purchase agreement with Restore Endosystems, LLC ($2.0 million). Cash outflows invested in acquisitions for the nine-month period ended September 30, 2023 were $138.3 million and were primarily related to payments in our asset purchase agreements with AngioDynamics ($100 million), Bluegrass ($32.7 million) and ART ($1.5 million), and our investment in Solo Pace ($4.0 million).

Cash flows (used in) provided by financing activities. Cash (used in) provided by financing activities for the nine-month periods ended September 30, 2024 and 2023 was $(62.4) million and $86.5 million, respectively. For the nine-month period ended September 30, 2024, we decreased our net borrowings under our Amended Fourth A&R Credit Agreement by $(76.1) million. During the nine-month period ended September 30, 2023 we increased our net borrowings by approximately $88.9 million to finance the acquisitions of AngioDynamics and Bluegrass. We had cash proceeds from the issuance of common stock of $15.4 million and $11.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively, related to the exercise of non-qualified stock options. We completed payment of contingent consideration of $(0.2) million and $(3.5) million for the nine-month periods ended September 30, 2024 and 2023, respectively, principally related to sales milestone payments connected to our acquisitions of Brightwater Medical, Inc. in 2019 and Cianna Medical, Inc. in 2018.

As of September 30, 2024, we had outstanding borrowings of $770.5 million and had issued letter of credit guarantees of $2.4 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of September 30, 2024 was a fixed rate of 3.0% on our Convertible Notes and a variable rate of 6.70% with respect to the principal amount outstanding under the Amended Fourth A&R Credit Agreement. Our interest rate as of December 31, 2023 was a fixed rate of 3.0% on our Convertible Notes, a fixed rate of 3.39% on $75 million as a result of an interest rate swap, and a variable floating rate of 7.21% on $24.1 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2024 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of the 2023 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2023 Annual Report on Form 10-K. In the nine-month period ended September 30, 2024, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2023 Annual Report on Form 10-K, as updated and supplemented below and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Second Quarter 2024 Form 10-Q”). Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2023 Annual Report on Form 10-K and Second Quarter 2024 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same heading in the 2023 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2023 Annual Report on Form 10-K.

We may incur substantial costs when evaluating, negotiating and closing acquisitions, and our failure to integrate acquired businesses may adversely impact our business and financial results.

We seek to supplement our internal growth through strategic acquisitions and transactions. We have completed a series of strategic acquisitions and transactions in recent years, some of which have been significant, such as the AngioDynamics Acquisition and the EGS Acquisition. We are in the process of completing the proposed Cook Acquisition. We continue to evaluate other potential acquisitions and transactions, certain of which may also be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other transactions.

Our integration of acquired businesses requires considerable efforts, including corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. In addition, we have and may in the future acquire less than full ownership interests in other businesses, which involve unique challenges for effective collaboration. Further, other parties that hold remaining ownership interests in such businesses may at any time have economic or business goals that are inconsistent with our goals or the goals of such businesses. Our failure to manage these challenges successfully and coordinate the growth of such businesses or other investments could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire or invest in will become profitable or remain so, and if our acquisitions or investments are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1*	Asset Purchase Agreement, dated September 16, 2024, by and between Merit Medical Systems, Inc. and Cook Medical Holdings LLC.
3.1†	Second Amended and Restated Articles of Incorporation.
3.2†	Fourth Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

* Portions of this exhibit have been omitted.

† These exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

Date: October 30, 2024	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos
Chief Executive Officer

Date: October 30, 2024	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer