Form 10-K
period 2024-12-31
MERIT MEDICAL SYSTEMS INC
filed 2025-02-25
CIK 856982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $4.9 billion. As of February 21, 2025, the registrant had 58,834,568 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders.

PART I

Unless otherwise indicated in this report, “Merit,” “we,” “us,” “our,” and similar terms refer to Merit Medical Systems, Inc. and our consolidated subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

●	statements proceeded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
●	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenues or other financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
●	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements proceeded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

The forward-looking statements contained in this report are based on our management’s current expectations and assumptions regarding future events or outcomes. If underlying expectations or assumptions prove inaccurate, or risks or uncertainties materialize, actual results will likely differ, and could differ materially, from our expectations reflected in any forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

The following are some of the important risks and uncertainties that could cause our actual results to differ from our expectations in any forward-looking statements: inherent risks and uncertainties associated with Merit’s integration of businesses or products acquired from third parties, including the businesses and products acquired from Cook Medical Holdings LLC and EndoGastric Solutions, Inc. in 2024, and Merit’s ability to achieve the anticipated financial results, product development and other anticipated benefits of such acquisitions; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other judicial proceedings affecting Merit; failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect our effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors affecting our business, see Item 1A. Risk Factors in this report and our subsequent Quarterly Reports on Form 10-Q.

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

DISCLOSURE REGARDING WEBSITE REFERENCES

In this report, we make reference to our website at www.merit.com. References to our website in this report are provided for convenience only. The content of our website does not constitute part of, and shall not be deemed incorporated by reference into, this report.

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

Products

We design, develop, market and manufacture, through our own operations and contract manufacturers, medical products that offer a high level of quality, value and safety to our customers, as well as the patients they serve. Our products are used in the following clinical areas: radiology; diagnostic and interventional cardiology; interventional radiology; neurointerventional radiology; vascular, general and thoracic surgery; electrophysiology; cardiac rhythm management; interventional pulmonology; interventional nephrology; orthopedic spine surgery; interventional oncology; pain management; breast cancer surgery, outpatient access centers; intensive care; imaging; and interventional gastroenterology.

The success of our products is enhanced by the extensive experience of our management team in the healthcare industry, our experienced direct sales force and distributors, our ability to provide custom procedural solutions such as kits, trays and procedural packs at the request of our customers, and our dedication to offering facility-unique solutions in the markets we serve worldwide.

We conduct our business through two operating segments: cardiovascular and endoscopy. For information relating to our operating segments and product categories, see Note 13 Segment Reporting and Foreign Operations to our consolidated financial statements set forth in Item 8 of this report and Management’s Discussion and Analysis set forth in Item 7 of this report.

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

Merit Vascular – Peripheral

Our peripheral intervention products include product offerings in the following product portfolios: access (peripheral), angiography, drainage, delivery systems, embolotherapy, and intervention (peripheral). We recently expanded the renal therapies portion of our access (peripheral) portfolio, which now includes the following key products:

●	Merit Wrapsody® Cell-Impermeable Endoprosthesis (the “Wrapsody Device”), a cell-impermeable endoprosthesis which is designed to maintain long-term vessel patency in patients with obstructions in the dialysis outflow circuit;
●	HeRO® (Hemodialysis Reliable Outflow) Graft, a fully subcutaneous vascular access system, which is intended for use in maintaining long-term vascular access for chronic hemodialysis patients;
●	CentrosFLO® Long-Term Hemodialysis Catheter and ProGuide® Chronic Dialysis Catheter;
●	BioFlo DuraMax® Catheter, which provides optimal ease of insertion and high flow rates at modest arterial pressure;
●	Broad offering of peritoneal dialysis catheters, accessories and implantation kits for home dialysis therapy; and
●	Surfacer® Inside-Out® Access Catheter System that restores and preserves access in chronically occluded veins.

The products in our angiography portfolio are used to identify blockages and other disease states in blood vessels. The principal product offerings in our angiography portfolio include our:

●	Merit SplashWire® hydrophilic Steerable Guide Wires, combining optimum lubricity, exceptional torque response and enhanced visibility;
●	Performa® and Impress® Diagnostic Catheters, a catheter offering designed for traversing difficult to access peripheral blood vessels; and
●	Performa Vessel Sizing Catheters for vessel measurement.

We offer a broad line of drainage products. The principal product offerings in our drainage portfolio include our:

●	Aspira® Pleural Effusion Drainage and Aspira® Peritoneal Drainage Systems, a compassionate treatment option for end-stage cancer, allowing patients to spend more time at home by reducing the need for frequent hospital visits to treat their drainage needs;
●	Family of ReSolve® Drainage Catheters, including our ReSolve ConvertX® Stent System and ReSolve Mini™ Locking Drainage Catheter, and our related tubing sets and drainage bag;
●	One-Step® and Valved One-Step® Drainage Catheters, sold individually and in kits, for quickly removing unwanted fluid accumulation; and
●	Revolution™ Catheter Securement Device and StayFIX® Fixation Device, used to stop migration, movement and accidental removal of percutaneous catheters.

The principal product offerings in our delivery systems portfolio include our:

●	SwiftNINJA® Steerable Microcatheter, an advanced microcatheter with a 180-degree articulating tip;
●	Merit Maestro® and Merit Pursue™ Microcatheters, small microcatheters designed for pushability and trackability through small and tortuous vessels; and
●	True Form™ Reshapable Guide Wire, designed to be reshaped multiple times, reducing the need for multiple guide wires.

Our embolotherapy products treat disease by blocking or slowing the flow of blood into the arteries or delivering chemotherapy drugs in the treatment of primary and metastatic liver cancer. The principal product offerings in our embolotherapy portfolio include our:

●	Embosphere® Microspheres, a highly-studied, round embolic for consistent and predictable results;
●	HepaSphere® Microspheres, soft embolics with a consistent cross-sectional diameter for predictable, flow-directed targeting; and
●	Recently-launched Siege™ Vascular Plug, a self-expanding vascular implant designed for peripheral arterial embolization in vessels measuring 1.5mm to 6.0mm in diameter.

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

Electrophysiology is the study of diagnosing and treating abnormal electrical activities of the heart. Cardiac rhythm management (“CRM”) is the field of cardiac disease therapy that relates to the diagnosis and treatment of cardiac arrhythmias or the improper beating of the heart. The principal product offerings in our electrophysiology and CRM portfolio include our:

●	Recently-acquired Evolution® system for lead removal procedures relating to pacemakers and implantable cardioverter defibrillators;
●	Worley™ Advanced LV Delivery System, used to aid in the insertion and implantation of left ventricular pacing leads;
●	HeartSpan® Transseptal Needle, for left-heart access procedures;
●	HeartSpan® Steerable and Fixed Curve Sheath Introducer, featuring a neutral position indicator and tactile click to help physicians identify curve orientation with an expanded product line that includes fixed curve shapes; and
●	SafeGuard FocusTM and Focus CoolTM compression devices, used to protect closed surgical sites in the immediate postoperative period.

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

The principal product offerings in our intervention (cardiac) portfolio include a full line of inflation devices and hemostasis valves, including the BasixSKY™, BasixCompak™, basixTOUCH™, Blue Diamond™ and DiamondTouch™ inflation devices and the PhD™ Hemostasis Valve, the latest addition to our hemostasis valve portfolio.

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

OEM

Our global OEM Division sells components and finished devices, including molded components, sub-assembled goods, custom kits and bulk non-sterile goods, to other medical device manufacturers. Additionally, we provide coating services for medical tubes and wires under OEM brands in addition to many of the products identified above. We offer coated tubes and wires to customers on a spool or as further manufactured components including guide wire components, coated mandrels/stylets and coated needles.

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

Our gastroenterology products include a complete range of innovative, gastrointestinal solutions. Our primary product offerings in our gastroenterology portfolio include our:

●	Recently-acquired EsophyX® Z+ system for minimally invasive non-pharmacological treatment of gastroesophageal reflux disease;
●	Alimaxx-ES™ and EndoMAXX® Fully Covered Esophageal Stents, for maintaining esophageal luminal patency in certain esophageal strictures;
●	BIG60® and BIG60 ALPHA™ Inflation Devices, 60-mL syringes and gauges designed to inflate and deflate non-vascular balloon dilators while monitoring and displaying inflation pressures up to 12 atmospheres; and
●	Elation® Fixed Wire, Wire Guided and new 5-stage Balloon Dilators, intended for use in the alimentary tract.

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

Marketing and Sales

Target Market/Industry. Our principal target markets are peripheral intervention (including, renal therapies), cardiac intervention, interventional oncology, critical care and endoscopy. Within these markets our products are used in the following clinical areas: diagnostic and interventional cardiology; interventional radiology; neurointerventional radiology; vascular, general and thoracic surgery; electrophysiology; cardiac rhythm management; interventional pulmonology; interventional nephrology; orthopedic spine surgery; interventional oncology; pain management; breast cancer surgery; outpatient access centers; intensive care; imaging; and interventional gastroenterology.

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

U.S. and International Sales. Sales of our products in the U.S. accounted for 59%, 58% and 57% of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively. In the U.S., we have dedicated, direct sales organizations primarily focused on selling to end-user physicians, hospitals and alternate site facilities (e.g., office-based labs), major buying groups and integrated healthcare networks.

Internationally, we employ sales representatives and contract with independent dealer organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, the Middle East, Africa, Asia, Oceania, Central and South America, Mexico and Canada. In 2024, our international sales grew 4.8% over our 2023 international sales and accounted for 41% of our net sales. Our largest non-U.S. market is China, which represented 11% of our net sales in 2024 and reported net sales of $149.8 million, $147.3 million, and $149.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We maintain a distribution center and administrative office in Beijing and sales offices in a few major cities in China. We sell our products through more than 500 distributors in mainland China, who are responsible for reselling our products, primarily to hospitals. We use the “modified direct” sales approach in China, employing sales personnel throughout China who work with our distributors to promote the clinical advantages of our products to clinicians and other decision makers at hospitals.

In 2019, China announced a volume-based procurement (“VBP”) policy applicable to medical device manufacturers that is designed to reduce the price of medical devices sold in China. We began experiencing the impact of the VBP policy in

2022 and 2023 in the form of decreased sales prices and revenue. The negative impacts of the VBP policy persisted in 2024 and we expect to continue to experience these negative impacts in 2025. For further discussion of the risks and uncertainties associated with the VBP policy, please refer to disclosure under the heading “Consolidation in the healthcare industry, group purchasing organizations and public cost-containment measures have led to demands for price concessions, which may reduce our revenues and harm our ability to sell our products at prices necessary to support our current business strategies.” set forth in Item 1A “Risk Factors.”

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

We continue to develop new products and make improvements to our existing products utilizing many different sources. In 2024, our Chief Executive Officer and our Executive Vice President of Global Research & Development worked closely with our sales and marketing teams to incorporate feedback from physicians and clinicians in the field, which contributed to innovative new products and improvements to our existing products.

In 2024, we completed projects that resulted in the newest additions to our product lineup: the Wrapsody Device, basixSky™ Inflation Device, MIGHTYwire® Guide Wire, Siege™ Vascular Plug, Bearing nsPVA Express™ Syringe, and 10FoRe™ hemostasis valve. Other products added to our new product portfolio include simplified connections to our Centesis and Aspira® drainage systems to facilitate compatibility with a broader range of drainage tools.

Currently, we have research and development facilities in California, Texas, Utah, Ireland and France.

Manufacturing

We manufacture many of our products using our proprietary technology and our expertise in plastic injection molding, insert molding and extrusion, along with many other technologically advanced manufacturing processes. We generally contract with third parties for the tooling of our molds, but we design and own most of our molds. We have also received various International Standards Organization (“ISO”) certifications for many of our facilities; for further details, please refer to Item 1. “Business - Sustainability” below. Merit Sensor Systems, Inc. (“Merit Sensors”) develops and markets silicon pressure sensors to a range of enterprises and presently supplies the sensors we use in our digital inflation devices and blood pressure sensors.

We have specialized manufacturing personnel at most of our ten global manufacturing facilities. Consequently, we possess the capability to flexibly locate or shift the manufacture of products to the facilities providing the most strategic advantages. The determination of manufacturing location is based upon multiple factors, including facility technological capabilities, market demand, acquisition and integration activities and economic and competitive conditions.

We currently produce and package all of our embolotherapy products. Manufacturing of our embolotherapy products includes the synthesis and processing of raw materials and third-party manufactured compounds.

We have packaging and manufacturing facilities located in Texas, Virginia, Utah, Minnesota, Mexico, Brazil, Ireland, France, The Netherlands, and Singapore. See Item 2. “Properties.”

We ship our products through distribution centers located in Virginia, Utah, Canada, Brazil, The Netherlands, United Kingdom (“UK”), South Africa, South Korea, India, New Zealand, Japan, China, Hong Kong, Thailand, Mexico, Colombia and Australia.

Competition

Merit operates in the complex, highly competitive and challenging global medical technology marketplace, specifically in the areas of cardiology, radiology, oncology, critical care and endoscopy. This marketplace is characterized by rapid technological advancement, industry and customer consolidation, customer demands for price reductions, regulatory reform, and evolving patient needs. We compete with companies of varying sizes. Many of our competitors are much larger than we are and have access to greater resources. We also compete with smaller companies that sell single or limited numbers of products in specific product lines or geographies. In certain countries, and particularly in China and Japan, we also face competition from domestic medical device companies that may benefit from their status as local suppliers. We also face competition from non-medical device companies offering alternative therapies for disease states that could also be treated using our products.

The principal competitive factors in the markets in which our products are sold are quality, price, product features, customer service, breadth of line, and customer relationships. We believe our products are attractive to customers due to their innovative designs, the quality of materials and workmanship, clinical performance, our strong focus on customer needs, and our prompt attention to customer requests. As a company, some of our primary competitive strengths are our relative stability in the marketplace; comprehensive, broad line of ancillary products; manufacturing integration to secure our supply chain; commitment to innovation and strong cadence of new products and product line extensions that enhance our portfolio.

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

Sources and Availability of Raw Materials

Raw materials essential to our business are generally purchased worldwide and are normally available in quantities adequate to meet the needs of our business. Where there are exceptions, the temporary unavailability of those raw materials has not historically had a material adverse effect on our financial results; however, fluctuations and uncertainties in supply chain, transportation logistics, and freight expenses that we have experienced during the past several years have challenged our operating capabilities and could result in disruptions in our operations and materially impact our financial results. For further discussion of the risks and uncertainties associated with recent disruptions in supply chain and logistics, please refer to disclosure under the heading “Disruptions in the supply from third-party vendors of the materials and components used in manufacturing or sterilizing our products could adversely affect our business, operations or financial condition.” set forth in Item 1A “Risk Factors.”

Proprietary Rights and Litigation

We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to protect our intellectual property. We have a number of U.S. and foreign-issued patents and pending patent applications, including rights to patents and patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and, for the U.S., is typically 20 years from the date of filing of the patent application. As of December 31, 2024, we owned approximately 1,900 U.S. and international patents and patent applications.

Additionally, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, our intellectual property assets are critical to our business, but no single patent, trademark or other intellectual property asset is of material importance to our business.

The Merit® name and logo are trademarks in the U.S. and other countries. In addition to the Merit name and logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries. See Item 1. “Business - Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we can generally maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. As of December 31, 2024, we owned approximately 800 U.S. and foreign trademark registrations and trademark applications.

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

Regulation

Corporate Integrity Agreement. In October 2020, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”), a five-year agreement that was a condition of our settlement with the United States Department of Justice (“DOJ”). The CIA subjects us to certain compliance, monitoring, reporting, certification, oversight and training obligations. The CIA requires, among other matters, that we (i) maintain a compliance officer, a compliance committee, board review and oversight of certain federal healthcare compliance matters and compliance and disclosure programs; (ii) establish compliance policies and procedures to meet the requirements of all federal health care programs and the U.S. Food and Drug Administration (“FDA”); (iii) provide management certifications and compliance training and education; (iv) engage an independent review organization to conduct a thorough review of our systems, policies, processes and procedures related to promotional materials, product evaluations, consulting agreements, trainings provided to healthcare professionals, sponsorships, grants and charitable contributions; (v) implement a risk assessment and internal review process; (vi) establish a disclosure program for whistleblowers; (vii) increase oversight of the interactions between our sales personnel and healthcare providers; and (viii) report or disclose certain events and physician payments. We recently completed our fourth reporting period under the CIA and continue to implement compliance program enhancements.

Our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participation in federal health care programs.

The foregoing description of the CIA is qualified in its entirety by the full terms of the CIA, which is attached as Exhibit 10.39 hereto and incorporated herein by reference.

Regulatory Approvals. Our products and operations are global and are subject to regulations by the FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that control the design, development, testing, clinical trials, manufacturing, labeling, storage, advertising, marketing, distribution, import and export, and post-market surveillance of our medical products. Further, approval by one governmental agency does not assure approval by another governmental agency, although sometimes test results from one country can be used in applications for regulatory approval in another country. Finally, changes in government administrations may result in changed administrative or legislative priorities and could also prevent or delay approval of our current or future products, restrict or regulate post-approval activities and affect our ability to profitably sell our current or future products for which we obtain marketing approval.

The time required to obtain approval by the FDA and foreign governmental agencies can be lengthy and complicated given that the regulatory requirements may differ in each jurisdiction. For example, in May 2017, the European Union (E.U.) adopted Regulation (EU) 2017/745 (“MDR”), which replaced Council Directive 93/92/EEC (“MDD”) as of May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021, for which we intend to seek approval under the MDR and which meet certain other requirements, may continue to be placed on the E.U. market until December 31, 2027 or December 31, 2028 depending on risk classification. After the expiry of the applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the E.U.

We are preparing to comply with these new regulations under the MDR before the transitional period expires. However, there will be products that we will instead choose to discontinue or postpone introduction in the E.U. This decision will depend on a number of factors, including, without limitation, changing business strategies, timing and cost of obtaining MDR certification, availability of necessary data and the capacity of notified bodies. The MDR includes increasingly stringent requirements in multiple areas, such as pre-market clinical evidence, review of high-risk devices, labeling, post-market surveillance and post-market clinical follow-up. Under the MDR, pre-market clinical data will now be required to obtain CE mark approval for high-risk, new and modified medical devices.

U.S. and foreign counter-part regulatory approval processes for medical devices are expensive, uncertain and lengthy. In certain circumstances, human clinical trials are required for regulatory clearance or approval for devices, which can be expensive, time-consuming and produce uncertain results. There can be no assurance that we will be able to obtain necessary regulatory approvals for any product on a timely basis or at all. Delays in, or failure to receive, such approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations or prospects. Further, even if a regulatory approval or clearance is issued by the FDA, the FDA may impose post-clearance or post-approval marketing restrictions or other regulatory requirements regarding a medical product that could have a material adverse effect on our business, financial conditions, operations or prospects. Finally, even after regulatory approval or clearance, Merit is subject to several laws, rules and regulations, and the failure to comply with any applicable laws, rules or regulations at any time during the lifecycle of a product, including without limitation, after approval or clearance, may subject us to a variety of administrative or judicial proceedings, penalties or sanctions, including refusal by the applicable regulatory authority to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

With respect to regulatory approvals for the Wrapsody Device, in May 2020, we received the CE mark and in December 2024, we received premarket approval from the FDA. We continue to seek regulatory approvals for the Wrapsody Device in other jurisdictions. We are conducting a large, multinational pivotal human clinical trial of the Wrapsody Device, which was required for us to obtain approval from the FDA and is required by some foreign regulatory agencies. Human clinical trials of a medical device are often required for regulatory clearance or approval for devices and are expensive, time-consuming and uncertain.

Quality System Requirements. The Federal Food, Drug and Cosmetic Act (“FDCA”) and its counterpart non-U.S. laws require us to comply with quality system regulations (“QSR”) pertaining to all aspects of our product design, purchasing and supplier controls, manufacturing, distribution, servicing, complaint handling, corrective and preventive action and internal quality system audits. The FDA, Notified Bodies, and foreign regulators enforce these requirements through periodic inspections of medical device manufacturers. These requirements are complex, technical and require substantial resources to remain compliant. Our failure or the failure of our distributors or suppliers to maintain compliance with these requirements could result in the shutdown of our manufacturing operations or the recall of our products, or could restrict our ability to obtain new product approvals or certificates from regulatory authorities, such as the FDA, that are necessary for import and export of our products. Any of these results could have a material adverse effect on our business. If one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizures, or civil or criminal penalties.

Labeling and Promotion. Our labeling and promotional activities are also subject to scrutiny by the FDA and foreign regulators. Labeling includes not only the label on a device, but also includes any descriptive or informational literature that accompanies or is used to promote the device. Among other things, labeling violates the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, product claims that are outside the approved or cleared labeling (for example, an uncleared or unapproved use) violate the FDCA and other applicable laws. If the FDA determines that our promotional materials constitute promotion of an uncleared or unapproved use, or otherwise violate the FDCA, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fines or criminal penalties. Allegations of off-label promotion can also result in enforcement action by federal, state, or foreign enforcement authorities and trigger significant civil or criminal penalties, including exclusion from the Medicare and Medicaid programs and liability under the False Claims Act, discussed further below.

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

Additional Post-Market Requirements. As a medical device manufacturer, we are subject to other post-market requirements in multiple jurisdictions, including (i) product listing, (ii) establishment registration, (iii) Unique Device Identification (“UDI”), and (iv) reports of corrections and removals. We are also subject to regulations that require manufacturers to report to the FDA, or an equivalent foreign regulatory body, any incident in which their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur. The FDA also regularly inspects companies to determine compliance with the QSRs and other post-market requirements. Please refer to our discussion of the risks and uncertainties associated with these post-market requirements under the heading “The FDA regulatory clearance process is extensive and dynamic, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.” set forth in Item 1A “Risk Factors.”

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

Transparency Laws. The U.S. Physician Payment Sunshine Act, and similar state laws, include annual reporting and disclosure requirements for device manufacturers aimed at increasing the transparency of the interactions between device manufacturers and healthcare providers. Reports submitted under these requirements are placed in a public database. A number of other jurisdictions outside the U.S. have also adopted or begun adopting similar transparency laws. In addition to the burden of establishing processes for compliance, if we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.

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

Environmental Regulation. We are subject to various environmental laws, directives and regulations both in the U.S. and internationally. Our operations involve the use of substances regulated under environmental laws, primarily in the manufacturing and sterilization process. We believe our policies and practices comply, in all material respects, with applicable environmental laws and regulations. We strive to continuously improve our environmental management system with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions, water use and waste.

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

Sustainability

Under the oversight of our Board of Directors and management team, we continue to make sustainability a key focus of our business. We have a cross-functional Corporate Sustainability Council that is driving long-term environment, social and governance goals across our enterprise. These efforts have included proactive actions to address both risks and opportunities related to our sustainability program, as we strive for continued growth and profitability.

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

We have identified sustainability opportunities, and have developed areas of focus where we are positioned to make a positive impact. These include programs designed to reduce waste, improve efficiencies, reduce greenhouse gas emissions, and protect the environment. Our sustainability values in action include:

●	achievement of the International Organization for Standardization (“ISO”) 14001 certification at nine facilities including eight manufacturing facilities (eight in scope) and one large distribution facility (one in scope). A key part of our ISO 14001 program is energy management which includes yearly energy reviews and procurement controls for energy efficient purchasing. (ISO 14001 is the international standard that specifies requirements for an effective environmental management system);
●	establishment and support of employee gardens that promote pollination and provide farm-to-table nutrition for our employees at our headquarters in South Jordan, Utah;
●	use of re-usable pallets where possible and methods to move products in reusable bulk containers, reducing intra-company shipping materials;
●	reduction in water consumption at our water-stressed location in South Jordan, Utah by investing in campus-wide xeriscaping and water recirculation systems within our most water intensive operations;
●	reduction in packaging materials by implementing product family packaging reviews to consolidate shipments by better understanding our customers' purchasing practices-these reviews often allow us to increase quantities per box, eliminate the usage of intermediate packaging, reduce film thickness and re-use original product packaging where possible;
●	transition from paper work orders to electronic work orders through our internally designed eWorq program. Currently, 69% of our global work orders are managed by eWorq, with a goal to be at 89% by the end of 2025. This project saves millions of pieces of paper and thousands of plastic sleeves annually. Currently, our eWorq program is in place at three of our largest manufacturing sites and in 2024 we estimate that we eliminated 4,223,770 pages of paper. We plan to continue implementing this program at our manufacturing facilities globally to eliminate as much paper as we can within our operations;
●	recycling programs where we recycle materials, including food waste, paper, plastic, cardboard, beverage containers, scrap metal, and pallets;
●	placement of free car charging stations for employees who have transitioned to electric vehicles;
●	installation of efficient heating and cooling systems that operate on variable efficiency drives, increasing our energy efficiency at our headquarters in South Jordan, Utah and our transition to Light Emitting Diode ("LED") lighting in our global facilities;
●	operation of an environmental tracking system at our world-wide facilities to facilitate monthly reporting and accountability for energy, water, waste, recycling, and scope 1 and 2 greenhouse gas emissions metrics—this system supports our 2030 operational sustainability goals; and
●	engaged in a comprehensive materiality assessment to better align environmental, social and governance expectations from our internal and external stakeholders.

To learn more about our sustainability programs and accomplishments, you may visit www.merit.com/about/corporate-sustainability/.

Our People

As of December 31, 2024, we had approximately 7,400 employees located in approximately 40 different countries in a variety of different roles. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management, and other positions to be critical to our overall long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including our work environment, employee engagement, compensation and benefits, talent and career development, and employee wellness. We invest in our people and cultivate a company culture committed to supporting an inclusive workforce.

Work Environment. We strive to create a global work environment where employees feel welcomed, respected, and valued. With this goal in mind, our Chief Human Resources Officer has been charged with working with our leadership team to strengthen and enhance our inclusion efforts company wide. We are committed to providing equal opportunity in all aspects of employment. In the U.S., we are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law. To further promote a culture of inclusion, during 2021 we started the Women’s Leadership Initiative (“WLI”), our first ever affinity group led by women and open to all Merit employees. The WLI contributes to our long-term strategies by promoting a culture of diversity, equity and inclusion through (i) sponsoring professional development activities focused on overcoming barriers and restraints to the advancement of women’s careers, (ii) facilitating external interactions with organizations and thought leaders, and (iii) providing resources focused on improving diversity, equity, and inclusion.

Employee Engagement. The engagement of our workforce is critical to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently with our employees through a variety of communication methods, including video and written communications, town hall meetings, and our company intranet, and we acknowledge individual contributions to Merit by celebrating milestones of service in five-year increments. Since 2021, we have substantially strengthened our employee communication capabilities through the addition of dedicated internal resources and programs aimed at doing even more to communicate with and engage our workforce. In partnership with the Gallup organization, in 2022 we launched our first ever global employee engagement survey. We repeated this employee engagement survey in 2024. This survey provided us with many insights into the engagement of our employees from which we have been able to develop action plans at the team and company level in order to further strengthen employee engagement.

Additionally, for four consecutive years, our subsidiary in China has been recognized as a “China Top Employer” by the Top Employers Institute. This award reflects our unwavering commitment to excellence in human resources practices. In selecting recipients of the award, the Top Employers Institute considers a variety of factors, including people strategy, work environment, talent acquisition, learning and development, employee well-being, and diversity and inclusion.

The Merit Way—Our Core Values. In 2024, Merit launched a new core values program known as “The Merit Way,” which is an employee culture initiative to preserve the workplace attributes that have contributed to Merit’s success while preparing the organization for the future. The Merit Way is further described with the acronym H.E.A.R.T. as follows:

●	Health – Committed to employee and patient well-being
●	Excellence – Deliver your best with the highest of standards
●	Agility – Decide, act, and adapt to change
●	Responsibility – Own your decisions, actions and results
●	Teamwork – Collaborate and communicate to achieve a common goal.

The Merit Way program aims to reinforce our purpose and create a consistent global culture with common terminology and expectations for all employees. The development of the Merit Way program was a cross-organizational effort which included interviews with employees and leaders, workshops across departments and survey feedback from over 5,000 employees.

Compensation and Benefits. Because our mission is to create innovative medical devices that improve lives, we aim to hire and develop employees who want to build something special through hard work, team effort, and commitment. That is why we provide all our employees with competitive total rewards packages and strive to provide the most cost-effective medical benefits and wellness programs. As a result of our focus on competitive health and wellness benefits, we have achieved our tenth consecutive year of zero health care plan cost increases for our U.S. employees who participate in our group healthcare plans. Our total rewards package include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, paid parental leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development. In 2021, we hired our first ever Director of Global Talent Management who continues to be focused on building and strengthening global programs around strategic talent management, employee performance, development, succession planning and engagement. To improve employee performance, we have begun developing a global performance management program which we expect to officially implement in 2025 using our recently-launched human resources information system. Employee development programs are also being executed at different regional and local levels with a focus on management and leadership development.

Community. Our employees are actively involved in their communities and supporting causes. At our headquarters, we provide an onsite garden where employees take part in growing and distributing produce to employees and to the local community. Employees also actively support causes by raising awareness and funds for non-profit organizations. Areas that our employees have supported in recent years include Breast Cancer Awareness Month, Heart Health Month, children’s charities and supporting those in need. In 2024, we continued our support of humanitarian missions through Merit product donations in Belize, Cape Verde, Ethiopia, Haiti, Honduras, Kenya, Mauritius, Nicaragua, Peru and Tanzania. Merit also conducts and/or participates in medical education conferences around the globe.

Wellness. Wellness is at the foundation of creating a positive employee experience. At our company headquarters in Utah, we have an onsite medical clinic available for our employees and their families where we provide preventative and general medical care. We have a monthly wellness committee meeting and create a “Get Healthy” wellness program available to all sites across the globe. Programs include providing health information from medical and nutrition experts, newsletters with wellness and dietary tips, and activities promoting health and wellbeing such as walking groups and fitness challenges. Some programs include suicide prevention awareness, on-site diabetes screenings, mental health awareness, lifestyle modification to prevent diseases, tobacco cessation and breast cancer awareness. Additionally, we continue to offer our Smart Choice meal program designed by our onsite dietician and culinary team to provide a free healthy meal option to employees at our Utah headquarters.

Additionally, Merit Medical Ireland has held the KeepWell Mark™ accreditation since 2021, recognizing our commitment to employee wellbeing. This year, our Ireland subsidiary was honored with the “Best in Class - Mental Health” award, reflecting our strong focus on mental health and wellness culture. Retaining the KeepWell Mark™ demonstrates our ongoing dedication to workplace health, safety, and wellbeing, with senior management playing an active role in promoting these values.

Health and Safety. Ensuring our employees’ safety is a top priority. We strive to foster a safety-oriented culture, and we maintain an occupational health and safety management system that covers all our employees and contractors. By minimizing risks at our production facilities and implementing training to enhance awareness of hazards, we are able to promote safe practices that can preserve the health of our employees. We maintain high standards for workplace safety, and our orientation for employees includes training about safe procedures. Our programs and policies are in compliance with applicable local, regional, and federal laws, including U.S. Occupational Safety and Health Administration requirements. We have obtained ISO 45001 certification at six manufacturing facilities (eight in scope) and one distribution facility (one in scope). This is a globally recognized standard for employee occupational health and safety, established by the International Standards Organization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement. We plan to achieve this certification at our seventh and eighth in scope facilities by the end of 2025.

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

Our internet address is www.merit.com. On our Investor Relations website, www.merit.com/investors, we make available, free of charge, a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

●	Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC.
●	Press releases on our quarterly earnings and other pertinent information, including product launches, corporate initiatives, and participation in upcoming investor conferences.
●	Corporate governance information including our corporate governance guidelines, committee charters, and codes of business conduct and ethics.

Additionally, we provide electronic and paper copies of such filings free of charge upon request.

Financial Information About Foreign and Domestic Sales

For financial information relating to our foreign and domestic sales see Note 2 Revenues and Note 13 Segment Reporting and Foreign Operations to our consolidated financial statements set forth in Item 8 of this report.

Item 1A.Risk Factors.

Our business, operations and financial condition are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on our business, operations or financial condition are the factors identified below:

Business, Economic, Industry and Operational Risks

Disruptions in the supply from third-party vendors of the materials and components used in manufacturing or sterilizing our products could adversely affect our business, operations or financial condition.

We rely on third-party vendors to supply raw materials, component parts, finished products and services in connection with our business. Our reliance on these third-party vendors exposes us to product or service shortages and unanticipated price increases, whether due to inflationary pressure, regulatory changes, geopolitical tensions, the discretion of such vendors or otherwise. For example, we rely on a relatively small number of service providers to sterilize our products prior to sale. If any of these service providers goes out of business, ceases to provide services to us or fails to comply with quality or regulatory requirements, we may be unable to find a suitable service provider to replace them. This could significantly delay or stop production and adversely affect sales of such products. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. There is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. Tensions in the Middle East and the military conflict in Ukraine may increase the likelihood of supply interruptions and hinder our ability to obtain the materials we need to make our products. Supply disruptions are making it harder for us to find reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to manufacture certain products.

The availability and price of these materials, parts, products and services are affected by a variety of factors beyond our control, including existing and potential tariffs, changes in supply and demand, general economic conditions, labor and transportation costs, climate change (including existing and prospective laws and regulations), competition, import duties, currency exchange rates and political uncertainty around the world. During 2024, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, packaging materials and other inputs necessary for the production and distribution of our products. Those elevated costs may continue in 2025, which could adversely affect our business, operations or financial condition.

Our ability to recover increased costs may depend upon our ability to raise prices on our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payers, we may be unable to pass along cost increases through higher prices. If we are unable to recover these costs through price increases or offset these increases through cost reductions, or we experience terminations or interruptions of our relationships with our suppliers, we could experience lower margins and profitability, and our business, operations or financial condition could be materially harmed.

Changes in economic and geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations and financial condition.

Our operations and performance are significantly impacted by global, regional and U.S. economic and geopolitical conditions. The global macroeconomic environment continues to be challenging due to the effects of inflation globally, instability in global credit markets, uncertainty regarding global central bank monetary policy, instability in the geopolitical environment in many parts of the world, current economic challenges in China, and other factors. Periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine, tensions in the Middle East and China-Taiwan relations, may result in (i) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions, as well as general ecosystem disruptions, could result in reputational harm, operational delays, monetary fines, lost revenues, increased costs, lost export privileges or criminal sanctions.

U.S. President Donald Trump has expressed a strong desire to impose new or increase existing tariffs on selected goods imported into the United States. Accordingly, on February 1, 2025, President Trump issued three executive orders directing the United States to impose new tariffs on imports from Canada, Mexico and China, and on February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for approximately 30 days. A significant portion of our raw materials, component parts and finished products are sourced or manufactured in Mexico and China and could be subject to these tariffs, thereby increasing our manufacturing costs. We are currently evaluating the potential impact of the imposition of potential tariffs on our business and financial condition. The ultimate impact of any announced or future tariffs will depend on various factors, including whether such tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. Additionally, potential tariffs or other U.S. trade policy measures could trigger retaliatory actions by other countries, including by countries that are significant markets for our products, resulting in a “trade war.” A trade war could cause increased manufacturing costs, including with respect to our products manufactured in Mexico, foreign governments imposing tariffs on products that we export outside of the U.S., or limitations on our ability to sell our products domestically or abroad, any of which would negatively affect our business, operations and financial condition.

The above factors, as well as other economic and geopolitical factors in the U.S. and abroad, could have a material adverse effect on our business, operations and financial condition, including:

●	changes in economic, monetary and fiscal policies in the U.S. and abroad;
●	a global or regional economic slowdown in any of our market segments;
●	public health crises, and government and social responses;
●	government cost-reduction initiatives, including such initiatives implemented by the administration of U.S. President Donald Trump;
●	policies in various countries that favor domestic industries or restrict foreign companies;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid escalation of the cost of regulatory compliance and litigation; and
●	credit risks, longer payment cycles and other challenges in collecting accounts receivable.

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.

We are a global company with international operations, and we sell our products in countries throughout the world. Regional conflicts, including the Russian invasion of Ukraine, tensions in the Middle East, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to sell our products in or source materials from sanctioned countries. In addition, international conflicts could further result in global or regional market instability; increased energy costs; and increased risk of cybersecurity attacks, any of which could adversely impact our financial results.

Any damage or interruption to our operations, facilities, manufacturing processes or information technology systems, or those of our suppliers, could have an adverse effect on our business, operations or financial condition.

Our products are designed and manufactured in facilities around the world, either by us or third parties. Damage or interruption to our facilities or systems, or those of our suppliers, because of extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, labor strikes, riots, cyber-attack, public health crises, unauthorized entry or other events could significantly disrupt our operations, the operations of suppliers or critical infrastructure. These events may delay or prevent product manufacturing and shipment during the time required to repair, rebuild or replace the damaged facilities or systems. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. In the event of any such delay or interruption of our operations, facilities or systems, or those of our suppliers, we may experience a loss of market share and harm to our reputation, which could adversely affect our business, operations or financial condition.

Consolidation in the healthcare industry, group purchasing organizations and public cost-containment measures have led to demands for price concessions, which may reduce our revenues and harm our ability to sell our products at prices necessary to support our current business strategies.

Healthcare costs have risen significantly over the past decade, which has led to numerous cost containment measures and other healthcare reforms by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which has created more requests for pricing concessions and is expected to continue in the future. Additionally, many of our customers belong to group purchasing organizations or integrated delivery networks that use their market power to consolidate purchasing decisions for these hospitals and healthcare providers. These customers are often able to obtain lower prices and more favorable terms because of the potential sales volume they represent, which has led to lower revenues and required us to take on additional liability.

The global trend toward limiting growth of healthcare costs has also impacted us in international markets, including China, our largest international market in terms of revenue. China has implemented the VBP policy, which has the specific aim of decreasing prices for medical devices. China’s VBP policy decreased our sales prices in China in 2022, 2023 and 2024, which negatively impacted our revenues. Due to uncertainties with the application of the VBP tender process, we are unable to reliably predict the impact of the VBP policy on our China revenues in 2025. However, we expect that the VBP tender process in China will continue to have a negative impact on the revenue we are able to generate in China in 2025, and there can be no assurance that the VBP policy will not have a materially adverse effect on our business, operations or financial condition.

We may be unable to compete in our markets, particularly if there is a significant change in practices or technology.

We are a global company that faces significant competition from a wide range of existing competitors and new market entrants. These include large medical device companies with extensive product lines, many of which may have greater financial and other resources than we do, as well as firms which are more specialized than we are with respect to particular markets or product lines. Nontraditional entrants, such as technology companies, are also entering into the healthcare industry and some may have greater financial or other resources than we do.

Additionally, the medical device industry is also subject to rapid technological change and frequent product introductions. Our ability to compete successfully is dependent, in part, upon our response to changes in technology and upon our efforts to develop and market new products which achieve significant market acceptance. Companies with substantially greater resources than us are actively engaged in research and development of new methods, treatments, drugs, and procedures that could limit the market for our products and eventually make our products obsolete. Furthermore, our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning in their product offerings, which could also limit the market for our products. A reduction in demand for our products could have a material adverse effect on our business, operations or financial condition.

Strategic, Business Development and Employee Attraction and Retention Risks

We may be unable to successfully manage growth.

Successful implementation and execution of our business strategy will require that we effectively manage our growth. As Merit grows, we are often faced with decisions to (i) expand certain product lines and discontinue others, (ii) open or expand new facilities and close others, (iii) allocate resources between new and established markets, or (iv) allocate resources between the expansion of organic business and the acquisition of new product lines. The outcome of each of these decisions is uncertain, and even with the exercise of excellent business judgment, results may not align with expectations. Our management will need to continue to implement changes in certain aspects of our business, improve our information systems, infrastructure and operations to respond to increased demand, attract and retain qualified personnel, and develop, train, and manage an increasing number of employees. We may not have the resources available to implement certain necessary changes, and as a result, growth may be delayed or we may not be able to take advantage of certain business opportunities. Growth has placed, and will likely continue to place, an increasing strain on our management, sales and other personnel, and on our financial, product design, marketing, distribution, technology and other resources. Any failure to manage growth effectively could have a material adverse effect on our business, operations or financial condition.

We may incur substantial costs when evaluating, negotiating and closing acquisitions, and our failure to integrate acquired businesses may adversely impact our business and financial results.

We seek to supplement our internal growth through strategic acquisitions and transactions. We regularly evaluate potential acquisitions and transactions, certain of which may be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating various acquisition and other transactions.

Our integration of acquired businesses requires considerable efforts, which may include corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and require significant management time. Some of the factors that could affect the success of our acquisitions include the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the performance of critical transition services, our ability to adequately fund acquired research and development projects and retain key employees and our ability to achieve synergies with the acquired businesses. Foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. In addition, we have and may in the future acquire less than full ownership interests in other businesses, which involve unique challenges for effective collaboration. Further, other parties that hold remaining ownership interests in such businesses may have economic or business goals that are inconsistent with our goals or the goals of such businesses. Our failure to manage these challenges successfully and coordinate the growth of such businesses or other investments could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire or invest in will become profitable or remain so, and if our acquisitions or investments are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.

Past and future acquisitions and transactions may increase the risks of competition we face by, among other things, extending our operations into industry segments and product lines where we have few existing customers or experienced sales personnel and limited expertise. Further, as a result of certain acquisitions, we are selling capital equipment, in addition to our historical sales of disposable medical devices. The sale of capital equipment may create additional risks and potential liability, which may negatively affect our business, operations or financial condition.

In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any such acquisition or other transaction. If we do not adequately identify and value targets for, or manage issues related to, acquisitions and other transactions, such transactions may not produce the anticipated benefits and could have an adverse effect on our business, operations or financial condition.

Failure to realize the benefits expected from recent acquisitions could adversely affect our business, operating results and financial condition.

We have completed a series of strategic acquisitions and transactions in recent years, some of which have been significant, such as the acquisitions of assets from each of the following companies: AngioDynamics, Inc. on June 8, 2023; EndoGastric Solutions, Inc. on July 1, 2024; and Cook Medical Holdings, LLC on November 1, 2024 (collectively, the “Recent Acquisitions”). The benefits we expect from the Recent Acquisitions are based on projections and assumptions about the performance of the acquired assets under our ownership and control, which may not materialize as expected or which may prove to be inaccurate. Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits, such as the anticipated cost and revenue synergies, from the Recent Acquisitions on a timely basis, if at all. Achieving the benefits of the Recent Acquisitions will depend, in part, on our ability to integrate the acquired businesses and operations successfully and efficiently with our business. The challenges involved in these integrations include the following:

●	integrating operations and production lines;
●	limiting business disruptions, preserving customer and other important relationships of the acquired businesses, and attracting new business and operational relationships;
●	coordinating and integrating research and development and engineering teams across technologies and product lines to enhance product development while reducing costs;
●	consolidating and integrating corporate, IT, cybersecurity, finance and administrative infrastructures;
●	coordinating branding, sales and marketing efforts to effectively position the products acquired in the Recent Acquisitions; and
●	integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, we may not achieve the anticipated benefits of the Recent Acquisitions on our anticipated timeframe, if at all, and our business, operations and financial condition could be materially adversely affected.

If we fail to achieve anticipated benefits from business acquisitions or strategic investments or identify underperforming products, we may dispose of the acquired or underperforming assets, which could adversely affect our results of operations.

We may acquire businesses or assets which do not produce the benefits projected at the time of acquisition or we may identify legacy operations and products that are underperforming, do not fit with our longer-term business strategy or that become subject to unforeseen operating difficulties. We may seek to divest these underperforming businesses, operations or products. The resulting divestiture may be financially disadvantageous to us, which could adversely affect our results of operations. If we cannot divest an underperforming business, operation or asset on acceptable terms, we may voluntarily cease operations related to that business, operation or asset. In such event, we may be required to take impairment charges or write-downs in connection with acquisitions and divestitures, which could adversely affect our results of operations.

Our future growth is dependent in part upon the development of new products and the enhancement of existing products, and there can be no assurance that such products be developed or enhanced.

An important component of our business strategy is to increase revenue growth through innovation and new product development. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, efficiently conduct and complete clinical trials, obtain regulatory approvals and reimbursement approvals in the U.S. and abroad, manufacture products in a cost-effective manner, obtain and enforce intellectual property rights and gain and maintain market approval of our products. There can be no assurance that any product we have recently launched (such as the Wrapsody Device), are preparing for launch, are now developing or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted.

Additionally, the development or enhancement of certain products or groups of products, for example the Wrapsody Device, may have a disproportionate impact on our business, financial condition and results of operations. We have devoted and currently devote significant research and development resources to certain products and groups of products. In light of the significant investment of financial and personnel resources to the development of these products, failure to meet development timelines or growth projections, poor clinical outcomes, increasing regulatory requirements, launch delays and inability to effectively scale manufacturing and achieve targeted margins with respect to any of these products or groups of products in particular may adversely impact our business, operations and financial condition.

We may be unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate supply, we must forecast our inventory needs and place orders with our suppliers based on estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including product introductions by our competitors, an increase or decrease in customer demand for our products or for products of our competitors, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions, or decreased consumer confidence. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would impact our results of operation. Conversely, if we underestimate customer demand, our manufacturing facilities may not be able to deliver products to meet our order requirements, which could damage our reputation and customer relationships.

Our reliance on third-party distributors in many countries could negatively impact the commercialization of our products in those countries.

In many countries, we rely on third-party distributors to market, distribute and sell our products, which exposes us to multiple risks. These distributors are often the main point of contact for the healthcare professionals and healthcare organization customers who buy and use our products. If we are unable to enter into or maintain distribution agreements with these third-party distributors on acceptable terms, we may not be able to successfully commercialize our products in certain countries. The sales of our products in these countries may be at risk if third-party distributors become insolvent, cease selling our products or choose to sell competing products. In addition, although our contract terms require our distributors to comply with applicable laws regarding the sale of our products, including anti-competition, anti-corruption, anti-money laundering and sanctions laws, we may not be able to ensure proper compliance. Our reliance on third-party distributors exposes us to various risks, including commercial, legal, compliance and reputational risks, the realization of any of which could harm our results of operations and business.

If we are unable to effectively execute our leadership succession plans and attract, develop and retain key employees, our business and results of operations could be harmed.

Effective succession planning is critical to our long-term success. Failure to ensure the transfer of knowledge and smooth transitions involving executives and other key employees could hinder our strategic planning and execution. Changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promote employees could adversely affect our operations. We have announced that a committee of our independent directors is overseeing a succession plan in preparation for the retirement of Fred P. Lampropoulos, our Chairman of the Board, Chief Executive Officer and President, which we currently anticipate will occur around December 31, 2025. Despite the efforts of that committee and our senior management team to implement an effective succession plan that will position Merit for future growth and development, there can be no assurance that we will not experience disruption in our management team, departure of key management or other employees, loss of focus on our strategic business objectives or other adverse consequences resulting from the anticipated transition. We do not maintain key man life insurance on Mr. Lampropoulos. The loss of Mr. Lampropoulos, or of certain other key management personnel, could have a materially adverse effect on our business, operations and financial condition.

Our ability to compete effectively depends on our ability to attract, develop and retain executives and key employees. The market for experienced and talented employees, particularly for persons with certain technical competencies, is highly competitive. Inflationary pressures, labor demand and shortages and other macroeconomic factors have increased and could further increase the cost of labor, particularly in Mexico, and could harm our ability to recruit, hire and retain talented employees. Further, if we are unable to maintain (i) competitive and equitable compensation and benefit programs, including incentive programs which reward financial and operational performance, and (ii) an inclusive work culture that aligns our diverse workforce with our mission and values, our ability to recruit, hire, develop, engage, motivate and retain talented and experienced employees could be negatively affected, which could adversely impact our operating results and financial condition.

Regulatory, Litigation, Tax and Legal Compliance Risks

The FDA regulatory clearance process is extensive and dynamic, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Before we can introduce a new device or a new claim for an existing device in the U.S., we must generally obtain clearance or approval from the FDA, unless an exemption from premarket review or an alternative clearance or approval procedure applies. The process of obtaining and maintaining FDA clearances and approvals for our medical devices could require a significant period of time, require the expenditure of substantial resources, involve rigorous clinical testing and post-market surveillance, require changes to our products or result in limitations on the indicated uses of our products.

We may make changes to our cleared or approved devices without seeking additional clearances or approvals if we determine such clearances or approvals are not necessary and document the basis for that conclusion. However, the FDA may disagree with our determination or may require additional information, including clinical data, to be submitted before a determination is made, in which case we may be required to delay the introduction and marketing of our modified products, redesign our products, conduct clinical trials to support any modifications or pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization.

Further, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products or impact our ability to modify our currently cleared products on a timely basis. Additionally, the recent reductions in the FDA workforce imposed by the administration of President Trump could cause delays in the product approval or clearance process of the FDA. Delays in receipt of, or failure to obtain, regulatory clearances or approvals for any product enhancements or new products we develop could result in delayed or no realization of revenue from such product enhancements or new products and in substantial additional costs, which could decrease our profitability.

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product, including good manufacturing practices, timely adverse event reporting, completion of required post-market studies, timely annual and other periodic reports, submission of significant changes and other post-market requirements. We cannot provide assurance that we will comply with all of these requirements or successfully maintain the clearances or approvals we have received or may receive in the future. The loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could have a material adverse effect on our business.

Our products are subject to regulation in foreign countries in which we sell them. We have expended significant resources and experienced delays in obtaining foreign approvals and clearances and we will likely continue to incur significant expense, and experience delays, as we seek to obtain further approvals or clearances.

In order to sell our products in foreign countries, generally we must obtain regulatory approvals and comply with applicable regulations of those countries. These regulations, including the requirements for approvals or clearances and the time required for regulatory review, vary from country to country. See our related discussion under Item 1. “Business – Regulation – Regulatory Approvals.”

In general, we intend to obtain MDR approvals for our principal products sold in the E.U. ahead of transition deadlines; however for multiple reasons, including but not limited to changing business strategies, limited labor pool and contract resources, administrative delays, increased costs of obtaining MDR certification, availability of necessary data and notified body capacity, there will be some products that will not be fully compliant by the transition deadline. The additional time and resources required to obtain MDR certification has been a significant factor in, and will likely continue to influence, our decisions to discontinue sales and distribution of certain products in the E.U.

The global regulatory environment is becoming increasingly stringent and unpredictable. Complying with and obtaining regulatory approval in foreign countries, including our efforts to comply with changing requirements and with the requirements of the MDR, have caused and will likely continue to cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could have a material adverse impact on our net sales, market share and financial results from our international operations.

Unsuccessful pre- and post-market clinical trials relating to our products could have a material adverse effect on our prospects.

As a part of the regulatory process of obtaining regulatory clearance or approval for new products and new indications for existing products, we conduct and participate in clinical trials with a variety of study designs and patient populations. We are developing and expect to continue to develop products that are increasingly therapeutic in nature. Pursuit of our business strategy for therapeutic products will likely increase our need for, and dependance on, clinical trials. Such clinical trials are inherently uncertain and there can be no assurance that these trials will be sufficiently enrolled or completed in a timely or cost-effective manner or result in a commercially viable product or indication. Unfavorable, unexpected or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the FDA's, foreign regulatory authorities’ or the market's perception of this clinical data, may adversely impact our ability to obtain and maintain product clearances and approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

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

Our products and business activities are subject to rigorous regulation by the FDA and other federal, state and foreign authorities. These authorities and domestic and foreign legislators continue to scrutinize the medical device industry. In recent years, the U.S. Congress and multiple federal agencies, as well as foreign counterparts, have issued subpoenas and other requests for information to medical device manufacturers.

In October 2020, we entered into a Settlement Agreement with the DOJ to resolve their investigation into our past marketing transactions and practices. Under the Settlement Agreement and related agreements, we paid $18.7 million (which includes interest and certain fees) in exchange for a release from liability for the alleged conduct. The settlement was also conditioned upon our entering into the CIA. Please refer to the discussion in Item 1. “Business - Regulation - Corporate Integrity Agreement.” Our compliance with the CIA has consumed a significant amount of our resources and management’s attention.

We anticipate that government authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to litigation and other adverse effects on our operations. If we fail to comply with applicable regulatory requirements, including the terms of the CIA, we may be subjected to a wide variety of sanctions, including warning letters that require corrective action, injunctions, product recalls, suspension of product manufacturing, revocation of approvals, import or export prohibitions, exclusion from participation in government healthcare programs, civil fines and/or criminal penalties, which in turn may have a negative impact on our business, results of operations or financial condition.

We are subject to laws targeting fraud and abuse in the healthcare industry, the violation of which could adversely affect our business, operations or financial condition.

Our operations are subject to various state and federal laws targeting fraud and abuse in the healthcare industry, including the U.S. federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid, any of which could harm our business or negatively impact our financial results. Allegations of such violations could lead to expensive and time-consuming investigations by government authorities and result in settlement costs and additional restrictions, like the CIA discussed above under Item 1. “Business - Regulation - Corporate Integrity Agreement.”

Furthermore, our contracts with government-sponsored healthcare entities are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties, as well as termination of our government contracts or our suspension or debarment from government contract work.

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

Compliance with the FCPA and other anti-bribery laws presents challenges to our operations. Our policies mandate compliance with the FCPA and all other applicable anti-bribery laws. Further, we expect our employees, distributors, agents and others who work for us or on our behalf to comply with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from negligent, reckless or criminal acts or other violations committed by our employees, distributors or agents. If our employees, distributors or agents violate the provisions of the FCPA or other anti-bribery laws, or even if there are allegations of such violations, we could be subject to investigations or civil and criminal penalties or other sanctions, which could have a material, adverse effect on our reputation, business, operations or financial condition.

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

Third-party payers, whether foreign, domestic, governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In general, a third-party payer covers a medical procedure only when the plan administrator is satisfied that the product or procedure is reasonable and necessary to the patient’s treatment; however, for certain payers (such as foreign governments and some commercial insurers) the cost-effectiveness of the treatment may also be a condition. In addition, in the U.S., no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payers. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payer to payer and, in some cases, jurisdiction to jurisdiction. In addition, payers continually review new and existing technologies for possible coverage and can, without notice, deny, change or reverse coverage decisions or alter prior authorization requirements for new or existing products and procedures. If we are not successful in reversing non-coverage or unfavorable coverage policies, or if third-party payers that currently cover or reimburse certain procedures involving the use of our products reverse, change or limit their coverage of such procedures in the future, our business and results of operation could be adversely impacted.

Our business is subject to evolving domestic and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

The U.S. and many other countries in which we operate have adopted laws and regulations protecting certain data, including medical and personal data (including HIPAA and the HITECH Act), and requiring data holders and controllers to implement administrative, logical and technical controls and procedures in order to protect the privacy of such data. Individual states have also begun to enact data privacy laws giving consumers the right to demand certain information and actions from companies who collect personal information. A significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, many of which restrict outbound data transfers and have extraterritorial scope, creating significant compliance challenges as we seek to maintain our global reach, with significant penalties for non-compliance. These domestic and international laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of medical and personal data protection laws and regulations in the U.S., Europe, China and elsewhere are often uncertain and in flux. Further, we have incurred, and will likely continue to incur, significant expense in connection with our efforts to comply with those applicable laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices, may result in significant liability, fines or orders requiring that we change our data practices, which could, in turn, have a materially adverse effect on our business.

Use of our products in unapproved circumstances could expose us to liabilities.

The marketing clearances and approvals from the FDA and other authorities of certain of our products are, or are expected to be, limited to specific uses. We are prohibited from marketing or promoting any uncleared or unapproved use of our products. However, physicians may use these products in ways or circumstances other than those strictly within the scope of the regulatory approval or clearance. The use of our products for unauthorized purposes could arise from our sales personnel or third-party distributors violating our policies by providing information or recommendations about such unauthorized uses. Consequently, claims may be asserted by the FDA or other authorities that we are not in compliance with applicable laws or regulations or have improperly promoted our products for uncleared or unapproved uses. The FDA or such other authorities could require a recall of products or allege that our promotional activities misbrand or adulterate our products or violate other legal requirements, which could result in investigations, prosecutions, fines or other civil or criminal actions.

Our products may be subject to product liability claims and warranty claims.

The design, manufacture and marketing of medical devices involves various risks. Frequently, our products are used in connection with invasive procedures, surgical and intensive care settings with seriously ill patients and in other medical contexts that entail an inherent risk of product liability claims. If medical personnel or their patients suffer injury or death in connection with the use of our products, whether as a result of a failure of our products to function as designed, an inappropriate design, inadequate disclosure of product-related risks or information, improper use, or for any other reason, we could be subject to lawsuits seeking significant compensatory and punitive damages, safety alerts or product recalls. We have previously faced, and currently face, claims by patients claiming injuries from our products. To date, these claims have not had a material adverse effect on our business, operations or financial condition. The outcome of this type of personal injury litigation is difficult to assess or quantify. We maintain product liability insurance; however, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. Moreover, any product liability claim brought against us could result in significant costs, divert our management’s attention from other business matters or operations, increase our product liability insurance rates, or prevent us from securing insurance coverage in the future.

We generally offer a limited warranty for the return of products due to defects in quality and workmanship. We attempt to estimate our potential liability for future product returns and establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves. If we underestimate our potential liability for future product returns, or if unanticipated events result in returns that exceed our historical experience, our financial condition and operating results could be materially harmed.

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

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct, or unauthorized activities that violate the laws and regulations of the FDA and other federal, state and international authorities. We have adopted a code of business conduct and ethics, and a global anti-corruption policy, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties.

We are routinely a party to litigation, which could affect our financial condition and results of operations.

We are routinely a party, including as a defendant to or otherwise involved in legal proceedings, claims or other legal matters. Although we endeavor to mitigate our legal risk, we are potentially subject to a wide variety of claims in the conduct of our business, including claims relating to products liability, labor matters, securities laws, regulatory compliance and breach of contract. Legal proceedings can be complex, expensive, time-consuming and disruptive to our operations, with the final outcome depending on a number of variables, many of which are beyond our control. The ultimate resolution and potential financial impact of any such proceedings on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially and adversely affect our financial condition and results of operations.

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

Changes in the tax laws and regulations of the jurisdictions in which we operate could increase our tax expense or tax payments, increase tax uncertainty and have a material adverse impact on our results of operations. For example, the Organization for Economic Cooperation and Development published Pillar Two Model Rules which impose a 15% minimum tax on income of large multinational enterprises in the jurisdictions in which they operate. In 2025, Pillar Two legislation became effective in some of the jurisdictions in which we operate. We continue to evaluate the impacts of the enacted Pillar Two legislation. Tax laws in the U.S. and in other countries in which we and our affiliates operate could change on a prospective or retroactive basis, and any such changes could have a material impact on our effective tax rate and on our business, results of operations, financial condition, and cash flows.

Environmental, Health and Safety and Corporate Social Responsibility Risks

Our failure to comply with applicable environmental, health and safety laws and regulations could negatively affect our business, operations or financial condition.

We manufacture and assemble certain products that require the use of materials that are subject to domestic and foreign laws and regulations governing the protection of the environment, health and safety. Existing and prospective environmental, health and safety laws and regulations could lead to business interruption, increased costs and other adverse consequences. Compliance with future regulations may also require additional capital investments or other expenses. Additionally, we are subject to certain risks of future liabilities, lawsuits and claims resulting from substances we manufacture, dispose of or release. Certain environmental laws and regulations may impose “strict liability” for the conduct of, or conditions caused by, others, or for acts that were in non-compliance with applicable laws at the time the acts were performed, rendering us liable without regard to our negligence or fault. Our failure to comply with these laws and regulations may have an adverse effect on our business, operations or financial condition.

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

Environmental laws and regulations could also impact the way in which our products are sterilized. Most of our products are sterilized using Ethylene Oxide (“EtO”). Regulations are being considered in the U.S., EU and other countries that would limit the use of EtO for the sterilization of medical products. The impact of these regulations could have a material adverse effect on our business.

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

We are subject to CSR laws and regulations which require us to monitor the labor standards in our supply chain, including the California Transparency in Supply Chains Act, the UK Modern Slavery Act, and U.S. Federal Acquisition Regulations regarding Combating Trafficking in Persons. These laws and regulations may impose additional processes and supplier management systems and have led certain key customers to impose additional requirements on medical device companies as a prerequisite to selling products to such customers, which could result in increased costs for our products, the termination or suspension of certain suppliers or customers, and reductions in our margins and profitability.

Governments, investors, customers, employees and other stakeholders have focused on CSR practices and disclosures, and expectations in this area are rapidly evolving. The criteria by which our CSR practices are assessed may change due to evolving social and regulatory landscape, which could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy evolving criteria, investors may conclude that our policies and actions with respect to CSR matters are inadequate and our reputation, business, financial condition and results of operations could be adversely impacted.

Our business and operations are subject to risks related to climate change.

Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are projected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components and increased liabilities, compared to our historical experience with such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

Intellectual Property

We may not be able to protect our intellectual property, which could harm our business and financial condition.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from infringing those rights. We seek to protect our intellectual property through a combination of confidentiality and license agreements, maintaining trade secrets, and through registrations under patent, trademark, and copyright laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our intellectual property by consultants, vendors and former and current employees. Despite our efforts to restrict such unauthorized disclosure or use through nondisclosure agreements and other contractual restrictions, we may not be able to enforce these contractual provisions or we may incur substantial costs enforcing our legal rights.

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

Filing, prosecuting and defending our intellectual property in countries throughout the world may be impractical and prohibitively expensive. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation could be expensive, time consuming and divert management’s attention from our business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protections, which makes it difficult to stop infringement. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable.

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

Information Technology and Cybersecurity Risks

We rely on the proper function, availability and security of information technology systems to operate our business, and a material disruption of critical information systems or a material breach in the security of our systems may adversely affect our business, reputation and financial condition.

We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our operations, including sensitive personal information and proprietary or confidential information. We also rely on our technology infrastructure to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to inadvertent leaks, computer viruses or other malicious code, unauthorized access attempts, and ransom or other cyber-attacks (including through phishing emails, attempts to induce employees to disclose information, and the exploitation of software and operating vulnerabilities), any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Geopolitical events have also increased cybersecurity risks on a global basis. Additionally, the continuing evolution of technology we use, including cloud-based computing, data hosting and artificial intelligence, create additional exposure to security breaches and loss of access to our confidential or proprietary information. There can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation and financial condition.

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

Cyber-attacks could also result in unauthorized access to our systems and products, including personal information of individuals, which could trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity, prompt us to offer credit support products or services to affected individuals and lead to litigation. If we fail to monitor, maintain or protect our information technology systems and data integrity or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians, other parties, be subjected to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation, or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, reputation or financial condition.

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

On June 6, 2023, we entered into a Fourth Amended and Restated Credit Agreement (“Fourth A&R Credit Agreement”), with Wells Fargo Bank, National Association, and other financial institutions named therein. On December 5, 2023, we executed an amendment to the Fourth A&R Credit Agreement (as amended, the "Amended Fourth A&R Credit Agreement”) to facilitate the issuance of our Convertible Notes described below.

We have pledged substantially all of our assets as collateral for the Amended Fourth A&R Credit Agreement. Our breach of any covenant in the Amended Fourth A&R Credit Agreement could result in a default under that agreement and could trigger acceleration of the underlying obligations. Any default under the Amended Fourth A&R Credit Agreement could adversely affect our ability to service our debt and to fund our planned capital expenditures and ongoing operations. The administrative agent, joint lead arrangers, joint bookrunners and lenders under the Amended Fourth A&R Credit Agreement have available to them the remedies typically available to lenders and secured parties, including the ability to foreclose on the collateral we have pledged.

On December 8, 2023, we issued $747.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “Convertible Notes”) pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes are unsecured and bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Convertible Notes will mature on February 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

The Amended Fourth A&R Credit Agreement and the Indenture which governs the Convertible Notes (the “Note Indenture”) contain restrictive covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity and payment of dividends and certain distributions.

As currently amended, the Amended Fourth A&R Credit Agreement provides for potential borrowings of up to $850 million. Such increased borrowing limits may make it more difficult for us to comply with leverage ratios and other restrictive covenants in the Amended Fourth A&R Credit Agreement. We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payment obligations associated with this increased indebtedness.

Our management has broad discretion regarding the use of proceeds of the Convertible Notes and other borrowed funds.

Our management has broad discretion with respect to the use of the proceeds from the sale of the Convertible Notes and borrowed funds under the Amended Fourth A&R Credit Agreement. Some of these uses could prove to be ineffective or unproductive and could negatively impact our business. We used a portion of the proceeds from the sale of the Convertible Notes and borrowed funds under the Amended Fourth A&R Credit Agreement to finance the Recent Acquisitions, but have not identified additional acquisitions or other uses for a significant portion of the proceeds from the sale of the Convertible Notes or borrowed funds under the Amended Fourth A&R Credit Agreement. Our failure to utilize borrowed funds effectively and productively or find suitable investments or assets to acquire in a timely manner or on acceptable terms could result in financial losses, violation of financial covenants, limitations on our ability to access additional liquidity resources or have other negative consequences, any of which could result in a material adverse effect on our business, operations or financial condition.

We may not be able to service all of our indebtedness.

As of December 31, 2024, our total outstanding indebtedness under the Convertible Notes and the Amended Fourth A&R Credit Agreement was $747.5 million. Under the terms of the Amended Fourth A&R Credit Agreement, we are potentially able to borrow up to $697 million in additional funds, which could result in total indebtedness under the Convertible Notes and Amended Fourth A&R Credit Agreement of up to $1,444.5 million.

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

The market price of our common stock has at times, been, and may in the future be, volatile for various reasons, including those discussed in these risk factors. Other events that could cause volatility in our stock include, without limitation, variances in our financial results; analysts’ and other projections or recommendations regarding our common stock specifically or medical technology stocks generally; any restatement of our financial statements; governmental or regulatory investigations; actions taken by activist investors or other shareholders; significant litigation or a decline, or rise, of stock prices in capital markets generally.

In connection with the sale of the Convertible Notes, we entered into capped call transactions with certain of the initial purchasers of the Convertible Notes and/or their affiliates (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. Certain actions taken by the Option Counterparties, including modifying their hedge positions, purchasing or selling our common stock, or defaulting on their obligations, could negatively impact the market price of our common stock.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

We report our financial results in United States Dollars. However, a substantial amount of our revenue is derived from sales in foreign currencies. Thus, the revenues we report with respect to our operations outside the U.S. have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. These exchange rate fluctuations are caused by a number of factors, including changes in a country's political and economic policies and inflationary conditions. Currency exchange rates have been especially volatile in recent years, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. Those fluctuations could have a negative impact on our margins and financial results. During 2024, 2023 and 2022, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in decreases in our net sales of $7.2 million, $6.4 million and $23.8 million, respectively.

For the year ended December 31, 2024, $464.9 million, or 34.3%, of our net sales, were denominated in foreign currencies, with our Chinese Yuan- and Euro-denominated sales representing our largest currency risks. If the rate of exchange between foreign currencies declines against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

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

We have established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Our Board of Directors provides oversight of our enterprise risk management, including our approach to managing cybersecurity risk, and has delegated responsibility for review of information security risks to its Audit Committee. The Audit Committee regularly reviews information security risks and receives reports from our Chief Information Officer and other members of the Company’s management regarding those risks. Our cybersecurity program is managed by a dedicated Chief Information Officer whose global team, including the Vice President, Information Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our Chief Information Officer has over 29 years of relevant industry experience, including 18 years with Merit. Our Vice President, Information Security, functions as our senior information security officer and has over 18 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as Certified Information Systems Security Professional.

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

Item 2.Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Ireland and our principal office for Asian distribution located in Beijing, China. We also support our European operations from a distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease commercial space in India, Hong Kong, Italy, Dubai, Australia, Canada, Brazil, Malaysia, South Korea, Japan, South Africa, Singapore, Great Britain, Vietnam, Taiwan, New Zealand, Indonesia, and France, as well as in California and Texas. Our principal manufacturing and packaging facilities are located in Utah, Virginia, Texas, Ireland, Brazil, Singapore, Mexico, France and The Netherlands. Our research and development activities are conducted principally at facilities located in Utah, California, Texas, Ireland and France.

Our total manufacturing, commercial, distribution, and research space is approximately 2.0 million square feet, of which approximately 1.0 million square feet is owned, and 1.0 million square feet is leased.

The following is a summary of the approximate square footage of our key facilities as of December 31, 2024:

Location	Main Purpose	Area (sq. ft.)
Utah	HQ, Manufacturing, Distribution, Research	724,170
Mexico	Manufacturing	262,020
Virginia	Manufacturing, Distribution	187,659
The Netherlands	Manufacturing, Distribution	162,646
Ireland	Manufacturing, Research	139,680
Texas	Manufacturing, Research	94,000
Singapore	Manufacturing	68,000
China	Distribution	57,520

Operations associated with our cardiovascular segment utilize all of our facilities, while operations associated with our endoscopy segment are conducted primarily from our facilities located in Utah and Texas.

We believe our existing and proposed facilities will generally be adequate for our present and future anticipated levels of operations.

Item 3.Legal Proceedings.

See Note 10 Commitments and Contingencies to our consolidated financial statements set forth in Item 8 of this report and incorporated herein by reference.

Item 4.Mine Safety Disclosures.

The disclosure required by this item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MMSI.” As of February 21, 2025, the number of shares of our common stock outstanding was 58,834,568 held by approximately 90 shareholders of record, not including shareholders whose shares are held in securities position listings. We did not repurchase any shares during the years ended December 31, 2024, 2023 and 2022.

Dividends

We have never declared or paid cash dividends on shares of our common stock. We presently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on shares of our common stock in the foreseeable future. In addition, (i) cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China (which may prevent such funds from being used to pay dividends) and (ii) our Amended Fourth A&R Credit Agreement contains covenants prohibiting the declaration and distribution of a cash dividend at any time prior to the termination of the Amended Fourth A&R Credit Agreement.

Performance

The following graph compares the performance of our common stock with the performance of the NASDAQ US Benchmark TR Index and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in common stock prices from December 31, 2019 to December 31, 2024.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ US Benchmark (TR)
and NASDAQ Stocks (SIC 3840-3849)
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Date
Merit Medical Systems, Inc.
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies Surgical, Medical, and Dental Instruments and Supplies)

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
Merit Medical Systems, Inc.	$100.00	$177.80	$199.55	$226.17	$243.24	$309.68
NASDAQ US Benchmark (TR)	100.00	121.27	152.67	122.55	154.93	192.86
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	133.88	153.19	107.20	114.09	130.41

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2019 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

Discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated by reference into this Form 10-K.

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

For the year ended December 31, 2024, we reported sales of $1.357 billion, up $99.1 million or 7.9%, compared to 2023 sales of $1.257 billion. Our revenue results for the year ended December 31, 2024 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in Europe, the Middle East and Africa (“EMEA”) and in the “Rest of World” (“ROW”) regions.

Gross profit as a percentage of sales was 47.4% for the year ended December 31, 2024 as compared to 46.4% for the year ended December 31, 2023.

Net income for the year ended December 31, 2024 was $120.4 million, or $2.03 per share, as compared to $94.4 million, or $1.62 per share, for the year ended December 31, 2023.

In July 2024, we executed an asset purchase agreement with EndoGastric Solutions, Inc. (“EGS”), acquiring the EsophyX® Z+ device which delivers a durable, minimally invasive non-pharmacological treatment option for patients suffering from GERD. In November 2024, we completed the acquisition of a portfolio of Lead Management products from Cook Medical.

On February 28, 2024, we introduced our “Continued Growth initiatives” Program with muti-year financial targets for the three-year period ending December 31, 2026, which reflects our commitment to better-position Merit for long-term, sustainable growth and enhanced profitability.

On December 20, 2024, we announced that the WRAPSODY® Cell-Impermeable Endoprosthesis has received premarket approval from the US Food and Drug Administration (FDA). With this approval, Merit can begin commercialization of the device in the U.S. in 2025.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2024	2023	2022
Net sales	100%	100%	100%
Gross profit	47.4	46.4	45.1
Selling, general and administrative expenses	29.5	29.7	29.8
Research and development expenses	6.4	6.6	6.6
Impairment charges	—	—	0.2
Contingent consideration expense	0.0	0.1	0.4
Acquired in-process research and development expense	—	0.1	0.6
Income from operations	11.5	9.9	7.6
Other expense — net	(0.4)	(0.9)	(0.4)
Income before income taxes	11.1	8.9	7.2
Net income	8.9	7.5	6.5

Sales

Listed below are the sales by product category within each operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands, other than percentage changes):

	% Change	2024	% Change	2023	% Change	2022
Cardiovascular
Peripheral Intervention	9.9%	$552,168	14.2%	$502,220	8.6%	$439,810
Cardiac Intervention	3.5%	370,993	4.4%	358,451	7.0%	343,186
Custom Procedural Solutions	3.0%	201,201	2.7%	195,333	(1.9)%	190,194
OEM	7.8%	177,382	13.5%	164,556	17.4%	145,034
Total	6.7%	1,301,744	9.2%	1,220,560	7.2%	1,118,224

Endoscopy
Endoscopy Devices	48.8%	54,770	12.4%	36,806	3.9%	32,757

Total	7.9%	$1,356,514	9.2%	$1,257,366	7.1%	$1,150,981

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2024 were $1.302 billion, up 6.7%, when compared to the year ended December 31, 2023 of $1.221 billion. Sales for the year ended December 31, 2024 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $49.9 million, or 9.9%, from the corresponding period of 2023. This increase was driven primarily by sales of our access, radar localization, delivery systems, and drainage products.
(b)	Cardiac intervention products, which increased by $12.5 million, or 3.5%, from the corresponding period of 2023. This increase was driven primarily by sales of our cardiac rhythm management/electrophysiology (“CRM/EP”), fluid management, and access products, partially offset by a decrease in sales of our hemostasis products.
(c)	Custom procedural solutions products, which increased by $5.9 million, or 3.0% from the corresponding period of 2023. This increase was driven primarily by increased sales of our kits and critical care products, offset partially by decreased sales of trays.
(d)	OEM products, which increased by $12.8 million, or 7.8% from the corresponding period of 2023. This increase was driven primarily by sales of our access, vertebral compression fracture, and fluid management products as well as our kits, partially offset by a decrease in sales of our CRM/EP products.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2024 were $54.8 million, up 48.8%, when compared to sales for the year ended December 31, 2023 of $36.8 million. Sales for the year ended December 31, 2024 were favorably affected by sales of our recently-acquired EsophyX® Z+ Device.

Geographic Sales

Listed below are sales by geography for the years ended December 31, 2024, 2023 and 2022 (in thousands, other than percentage changes):

	% Change	2024	% Change	2023	% Change	2022
United States	10.2%	800,780	11.7%	726,989	6.8%	650,559
International	4.8%	555,734	6.0%	530,377	7.4%	500,422
Total	7.9%	$1,356,514	9.2%	$1,257,366	7.1%	$1,150,981

United States Sales: U.S. sales for the year ended December 31, 2024 were $800.8 million, or 59.0% of net sales, up 10.2% when compared to 2023. The increase in our domestic sales in 2024 was driven primarily by our U.S. direct, OEM and endoscopy businesses.

International Sales. International sales for the year ended December 31, 2024 were $555.7 million, or 41.0% of net sales, up 4.8% when compared to 2023. The increase in our international sales during 2024 was primarily a result of higher sales in EMEA, which increased $11.2 million or 4.8%, higher ROW sales which increased $8.9 million or 18.1%, and higher sales in our Asia Pacific region, which increased $5.3 million or 2.1%, compared to the corresponding period of 2023.

Our international sales are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations, calculated by using the applicable average foreign exchange rates for the prior year decreased sales (0.6)% for the year ended December 31, 2024 compared to 2023.

Gross Profit

Our gross profit as a percentage of sales was 47.4%, 46.4%, and 45.1% for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in gross profit as a percentage of sales for 2024, as compared to 2023, was primarily due to increased sales combined with favorable changes in standard costs and product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses as a percentage of sales were 29.5%, 29.7% and 29.8% for the years ended December 31, 2024, 2023 and 2022, respectively. SG&A expenses increased $26.1 million, or 7.0%, for the year ended December 31, 2024 compared to 2023. The increase in SG&A expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to increased labor-related costs associated with an increase in headcount and higher variable compensation linked to company performance, an increase of stock-based compensation expense associated with new equity grants and variability in our stock price, and an increase in travel related costs associated with our sales and marketing activities, partially offset by a decrease in consulting costs primarily associated with our Foundations for Growth Program which ended in 2023.

Research and Development Expenses. Our research and development (“R&D”) expenses as a percentage of sales were 6.4%, 6.6% and 6.6% for the years ended December 31 2024, 2023, and 2022, respectively. R&D expenses increased by $4.7 million or 5.7% to $87.5 million for the year ended December 31, 2024, compared to $82.7 million in 2023. The increase in R&D expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to labor-related costs consistent with an increase in headcount and an increase materials and scrap utilized in R&D, partially offset by lower regulatory costs related to Medical Device Rgulation in the E.U.

Impairment Charges. During the year ended December 31, 2024, we recognized no impairment costs.

Contingent Consideration Expense. For the years ended December 31, 2024, 2023 and 2022, we recorded $0.4 million, $1.7 million and $4.6 million, respectively, of net contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. The expense in each fiscal year relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Acquired In-process Research and Development. During the year ended December 31, 2024, we recognized no acquired in-process research and development costs.

Operating Income

Our operating profit by operating segment for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

Operating Income	2024	2023	2022
Cardiovascular	$150,150	$114,440	$80,946
Endoscopy	5,543	9,504	6,617
Total operating income	$155,693	$123,944	$87,563

Cardiovascular Operating Income. Our cardiovascular operating income for the year ended December 31, 2024 was $150.2 million, compared to cardiovascular operating income of $114.4 million for the year ended December 31, 2023. This increase in cardiovascular operating income was primarily related to higher sales and gross profit, decreased acquired in-process research and development charges, and decreased contingent consideration expense ($0.4 million in 2024 compared to $1.7 million in 2023), partially offset by higher SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the year ended December 31, 2024 was $5.5 million, compared to operating income of $9.5 million for the year ended December 31, 2023. This decrease in endoscopy operating income relative to 2023 was primarily due to higher SG&A expense associated with the acquisition and integration of operations acquired from EGS and higher R&D expenses, partially offset by higher sales.

Other Income (Expense)

Our other expense for the years ended December 31, 2024, 2023 and 2022 was $5.7 million, $11.9 million, and $4.9 million, respectively. The decrease in other expense for 2024 compared to 2023 was principally the result of an increase in interest income associated with and increased cash and cash equivalents and reduced borrowings under the Amended Fourth A&R Credit Agreement, partially offset by interest expense associated with outstanding convertible debt.

Effective Tax Rate

Our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was a tax expense of $29.6 million, $17.7 million and $8.1 million, respectively, which resulted in an effective income tax rate of 19.8%, 15.8%, and 9.8%, respectively. The increase in the effective income tax rate for 2024 compared to 2023 was primarily the result of decreased benefit from items such as stock-based compensation and foreign tax credit utilization.

Net Income

Our net income for the years ended December 31, 2024, 2023 and 2022 was $120.4 million, $94.4 million, and $74.5 million, respectively. The increase in net income for 2024, when compared to 2023, was primarily related to higher sales, higher gross margin as a percentage of sales, decreased contingent consideration expense ($0.4 million in 2024 compared to $1.7 million in 2023), decreased acquired in-process research and development expense ($0 in 2024 compared to $1.6 million in 2023) and decreased other expenses; partially offset by higher SG&A, R&D, and income tax expense.

Liquidity and Capital Resources

Capital Commitments and Contractual Obligations

Our most significant contractual obligations as of December 31, 2024 included total long-term debt obligations of $747.5 million, interest payments on this debt, contingent consideration liabilities of $3.5 million, of which $0.4 million is recorded in current liabilities, and operating lease liabilities of $65.1 million, of which $10.3 million is recorded in current liabilities. Additional information about these obligations is contained in Notes 8, 15 and 17 to our consolidated financial statements set forth in Item 8 of this report.

Cash Flows

At December 31, 2024 and 2023, we had cash, cash equivalents and restricted cash of $378.8 million and $589.1 million respectively, of which $50.6 million and $48.7 million, respectively, were held by foreign subsidiaries. We do not consider our foreign earnings to be permanently reinvested. As of December 31, 2024 and 2023, approximately $2.1 million and $2.1 million respectively, of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. Cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2024 and 2023, we had cash and cash equivalents, including restricted cash, of $18.1 million and $17.6 million, respectively, held by our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $220.8 million, $145.2 million and $114.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Net cash provided by operating activities increased $75.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income was $120.4 million and $94.4 million for the years ended December 31, 2024 and 2023, respectively.
●	Cash used for inventories was $2.3 million and $32.1 million for the years ended December 31, 2024 and 2023, respectively due primarily to efforts to normalize inventory levels following prior year investments to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash provided by (used for) accrued expenses was $9.7 million and $(2.5) million for the years ended December 31, 2024 and 2023, respectively, primarily due to an increase in accrued interest and the associated expense related to our convertible debt.
●	Cash paid for income taxes was $45.0 million and $31.5 million for the years ended December 31, 2024 and 2023, respectively, primarily due to increases in income before tax.

Cash flows used in investing activities. We used cash in investing activities of $368.7 million, $175.3 million, and $57.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. We invested in capital expenditures for property and equipment of $35.1 million, $34.3 million, and $45.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $55 to $60 million in 2025 for property and equipment.

Cash outflows invested in acquisitions and other equity investments for the year ended December 31, 2024 were $320.2 million and were primarily related to payments required by our asset purchase agreements with Cook Medical Holdings LLC ($210.0 million), Endogastric Solutions, Inc. ($105.0 million) and Scholten Surgical Instruments, Inc. ($3.0 million). Cash outflows invested in acquisitions for the year ended December 31, 2023 were $134.5 million and were primarily related to payments required by our asset purchase agreements with AngioDynamics, Inc. ($100 million), Bluegrass Vascular Technologies, Inc. ($32.7 million) and ART ($1.5 million). Cash outflows invested in acquisitions for the year ended December 31, 2022 were $6.9 million and were primarily related to our $3.0 million upfront payment in our purchase of Restore Endosystems LLC and our $2.5 million payment in our purchase of BioTrace Medical, Inc.

Cash flows provided by (used in) financing activities. Cash (used in) provided by financing activities for the years ended December 31, 2024, 2023 and 2022 was $(60.0) million, $559.3 million, and $(60.3) million, respectively. In 2024 we decreased our net borrowings under our Amended Fourth A&R Credit Agreement by $99.1 million and had cash proceeds from the issuance of common stock of $40.9 million. In 2023 we issued convertible debt of $747.5 million, paid $66.5 million for the purchase of capped call options, and decreased our net borrowings under our Amended Fourth A&R Credit Agreement by $99.1 million. In 2022 we decreased our net borrowings under our Third Amended Credit Agreement by $44.9 million and paid contingent consideration of $32.9 million, which is classified as a financing activity, principally related to our acquisitions of Cianna Medical Inc. (“Cianna Medical”) and Vascular Insights LLC (“Vascular Insights”).

As of December 31, 2024, we had outstanding borrowings of $747.5 million and issued letter of credit guarantees of $2.9 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of December 31, 2024 was a fixed rate of 3.0% on our Convertible Notes. Our interest rate as of December 31, 2023 was a fixed rate of 3.0% on our Convertible Notes, a fixed rate of 3.39% on $75 million as a result of an interest rate swap, and a variable floating rate of 7.21%% on $24.1 million. The foregoing fixed rates are exclusive of potential future changes in the applicable margin associated with our variable rate debt under the Amended Fourth A&R Credit Agreement. See Note 8 Debt and Note 9 Derivatives to our consolidated financial statements set forth in Item 8 of this report for additional details regarding the Amended Fourth A&R Credit Agreement, Convertible Notes, and our interest rate swap.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 Organization and Summary of Significant Accounting Policies to our consolidated financial statements set forth in Item 8 of this report. While these significant accounting policies affect the reporting of our financial condition and results of operations, the SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. The following paragraphs identify our most critical accounting policies:

Inventory Obsolescence. Our management reviews inventory quantities on hand and records provisions for estimated excess, slow moving and obsolete inventory. Based on this review, we provide adjustments for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2024, 2023 and 2022, we recorded obsolescence expense of approximately $10.6 million, $11.5 million, and $9.8 million, respectively, and wrote off approximately $12.0 million, $11.9 million, and $10.2 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2024 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. During our annual impairment test performed as of July 1, we utilized four reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of the amount, timing and duration of future cash flows, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual test of goodwill balances in 2024, which was completed during the third quarter of 2024, we determined that the fair value of each reporting unit with goodwill exceeded the carrying amount by a significant amount.

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

During the year ended December 31, 2022, we identified indicators of impairment associated with certain acquired intangible assets within the asset groups based on our qualitative assessment. During the year ended December 31, 2022, we recorded total impairment charges associated with intangible assets in our cardiovascular segment of  $1.7 million. We did not have any goodwill or intangible asset impairments for the years ended December 31, 2024 and 2023. These expenses are reflected within impairment charges in our consolidated statements of income. The primary factors driving impairment of certain intangible assets were planned closure and restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies. See Note 5 Goodwill and Intangible Assets to our consolidated financial statements set forth in Item 8 of this report for additional details regarding impairments of intangible assets.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Rate Risk

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2024, a portion of our net sales ($464.9 million, representing 34.3% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our principal market risk relates to changes in the value of the Chinese Yuan Renminbi (CNY) and Euro (EUR) relative to the U.S. Dollar (USD), with limited market risk relating to various other currencies. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. Our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge for Euro-denominated revenues. Accordingly, a strengthening of the U.S. Dollar against the Euro will generally have a positive effect on our operating income.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of December 31, 2024 and 2023, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $117.5 million and $141.1 million, respectively. We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2024 and 2023, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of $95.7 million and $108.4 million, respectively.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at December 31, 2024 and 2023 indicates that, if the U.S. Dollar strengthened or weakened by 10% against all currencies, it would have the following impact on the fair value of these contracts (in thousands):

	2024	2023
10% Strengthening	$5,545	$7,264
10% Weakening	$(5,545)	$(7,264)

Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction or net exposure. These offsetting gains and losses are not reflected above. See Note 9 Derivatives to our consolidated financial statements set forth in Item 8 of this report for additional discussion of our foreign currency forward contracts.

Interest Rate Risk

As discussed in Note 8 Debt to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2024, we had no outstanding borrowings under the Amended Fourth A&R Credit Agreement. Our exposure to market risk for changes in interest rates relates primarily to variable interest earned on cash balances. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of cash balances remained the same and no additional borrowings are withdrawn, it is estimated that our interest income before income taxes would change by approximately $3.8 million annually for each one percentage point change in the average interest rate associated with these cash holdings.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the provision for estimated excess, slow moving and obsolete inventories as a critical audit matter because of management’s significant judgment and estimates in determining the provision for estimated excess, slow moving and obsolete inventories primarily around forecasted product demand derived from historical experience of product sales and production raw material usage. This required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the valuation of excess, slow moving and obsolete inventories included the following, among others:

●	We tested the effectiveness of controls over the provision for estimated excess, slow moving and obsolete inventories.
●	We evaluated management’s ability to accurately estimate the provision for estimated excess, slow moving and obsolete inventories by comparing actual write-downs of inventories to management’s historical estimates.
●	We tested the calculation of the estimated excess, slow moving and obsolete inventories, on a sample basis, including the completeness and accuracy of the data used in the calculation, such as future product demand based on historical sales and raw material usage and product expiration.
●	We assessed the reasonableness of the assumptions used in the calculations of the provision for estimated excess, slow moving and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.
●	We tested the mathematical accuracy of the Company’s calculation of excess, slow moving and obsolete inventories.

Intangible Assets – EGS and Cook Developed Technology – Refer to Note 3 to the financial statements

Critical Audit Matter Description

On July 1, 2024, the Company entered into an asset purchase agreement with Endogastric Solutions, Inc. (“EGS”) to acquire the assets associated with the EsophyX® Z+ device. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangibles assets acquired based on their respective fair values, including developed technology intangible assets of $72.8 million.

On November 1, 2024, the Company entered into an asset purchase agreement with Cook Medical Holdings, LLC (“Cook”) to acquire the assets associated with its lead management business. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values, including developed technology intangible assets of $126.1 million.

The determination of the fair value of the developed technology intangible assets required management to make significant estimates and assumptions related to future cash flows and the discount rate.

We identified the valuation of the acquired developed technology intangible assets from EGS and Cook as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the acquired developed technology. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future cash flows and discount rate for the acquired EGS and Cook developed technology intangible assets included the following, among others:

●	We tested the effectiveness of internal controls over the valuation of the developed technology intangible assets, including those over estimates of future cash flows and the selection of the discount rate.
●	We assessed the reasonableness of management’s estimated cash flows by inquiring of management regarding its processes for developing estimated cash flows and comparing the estimates to historical results achieved by the predecessor, historical results of the Company and other acquisitions completed in recent years, and comparable peer companies.
●	We performed sensitivity analyses of the significant assumptions used in the developed technology valuation models to evaluate the change in fair value resulting from changes in the significant assumptions.
●	With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodology; (2) evaluated the reasonableness of the discount rate through comparing the data underlying the determination of the discount rate to independent sources and developed a range of independent estimates and compared those to the discount rates selected by management; and (3) tested the mathematical accuracy of the discounted cash flow calculations.
●	We evaluated whether the estimated revenue growth rates and cash flows were consistent with evidence obtained as part of a retrospective review of actual post-acquisition financial results.
/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 25, 2025
We have served as the Company’s auditor since 1988.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
ASSETS	2024	2023

Current assets:
Cash and cash equivalents	$376,715	$587,036
Trade receivables — net of allowance for credit losses — 2024 — $9,729 and 2023 — $9,023	190,243	177,885
Other receivables	16,588	10,517
Inventories	306,063	303,871
Prepaid expenses and other current assets	28,544	24,286
Prepaid income taxes	3,286	4,016
Income tax refund receivables	2,335	859
Total current assets	923,774	1,108,470

Property and equipment:
Land and land improvements	25,846	26,017
Buildings	192,296	191,491
Manufacturing equipment	340,864	316,930
Furniture and fixtures	61,321	63,044
Leasehold improvements	58,770	53,638
Construction-in-progress	58,673	61,439
Total property and equipment	737,770	712,559
Less accumulated depreciation	(351,605)	(329,036)
Property and equipment — net	386,165	383,523

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2024 — $377,993 and 2023 — $321,488	431,766	283,999
Other — net of accumulated amortization — 2024 — $85,343 and 2023 — $76,887	66,499	41,884
Goodwill	463,511	382,240
Deferred income tax assets	16,044	7,288
Right-of-use operating lease assets	65,508	63,047
Other assets	65,336	54,793
Total other assets	1,108,664	833,251

Total assets	$2,418,603	$2,325,244

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2024	2023

Current liabilities:
Trade payables	$68,502	$65,944
Accrued expenses	134,077	120,447
Short-term operating lease liabilities	10,331	12,087
Income taxes payable	3,492	5,086
Total current liabilities	216,402	203,564

Long-term debt	729,551	823,013
Deferred income tax liabilities	240	5,547
Long-term income taxes payable	—	347
Liabilities related to unrecognized tax benefits	2,118	1,912
Deferred compensation payable	19,197	17,167
Deferred credits	1,502	1,605
Long-term operating lease liabilities	54,783	56,259
Other long-term obligations	15,451	13,830
Total liabilities	1,039,244	1,123,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of December 31, 2024 and December 31, 2023	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of December 31, 2024 - 58,743 and December 31, 2023 - 57,858	703,219	638,150
Retained earnings	695,541	575,184
Accumulated other comprehensive loss	(19,401)	(11,334)
Total stockholders’ equity	1,379,359	1,202,000

Total liabilities and stockholders’ equity	$2,418,603	$2,325,244

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2024	2023	2022
Net sales	$1,356,514	$1,257,366	$1,150,981
Cost of sales	713,181	673,494	631,882
Gross profit	643,333	583,872	519,099

Operating expenses:
Selling, general and administrative	399,731	373,676	342,525
Research and development	87,466	82,728	75,510
Impairment charges	—	270	2,219
Contingent consideration expense	443	1,704	4,611
Acquired in-process research and development	—	1,550	6,671
Total operating expenses	487,640	459,928	431,536

Income from operations	155,693	123,944	87,563

Other income (expense):
Interest income	26,230	2,456	439
Interest expense	(31,219)	(15,511)	(6,339)
Other income (expense) — net	(711)	1,200	966
Total other expense — net	(5,700)	(11,855)	(4,934)

Income before income taxes	149,993	112,089	82,629

Income tax expense	29,636	17,678	8,113

Net income	$120,357	$94,411	$74,516

Earnings per common share
Basic	$2.07	$1.64	$1.31
Diluted	$2.03	$1.62	$1.29

Weighted average shares outstanding
Basic	58,218	57,593	56,806
Diluted	59,365	58,356	57,671

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2024	2023	2022
Net income	$120,357	$94,411	$74,516
Other comprehensive income (loss):
Cash flow hedges	1,444	(3,570)	9,007
Income tax benefit (expense)	(341)	866	(2,177)
Foreign currency translation adjustment	(9,224)	2,959	(10,491)
Income tax benefit (expense)	54	(39)	102
Total other comprehensive income (loss)	(8,067)	216	(3,559)
Total comprehensive income	$112,290	$94,627	$70,957

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
BALANCE — January 1, 2022	56,570	$641,533	$406,257	$(7,991)	$1,039,799
Net income			74,516		74,516
Other comprehensive loss				(3,559)	(3,559)
Stock-based compensation expense		16,045			16,045
Options exercised	703	20,092			20,092
Issuance of common stock under Employee Stock Purchase Plans	19	1,118			1,118
Shares issued from time-vested restricted stock units	70	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(38)	(2,474)			(2,474)
Shares surrendered in exchange for exercise of stock options	(18)	(1,140)			(1,140)
BALANCE — December 31, 2022	57,306	675,174	480,773	(11,550)	1,144,397
Net income			94,411		94,411
Other comprehensive income				216	216
Stock-based compensation expense		19,043			19,043
Options exercised	606	20,312			20,312
Issuance of common stock under Employee Stock Purchase Plans	15	1,081			1,081
Shares issued from time-vested restricted stock units	92	—			—
Purchase of capped call option	—	(66,528)			(66,528)
Shares surrendered in exchange for payment of payroll tax liabilities	(75)	(5,123)			(5,123)
Shares surrendered in exchange for exercise of stock options	(86)	(5,809)			(5,809)
BALANCE — December 31, 2023	57,858	638,150	575,184	(11,334)	1,202,000
Net income			120,357		120,357
Other comprehensive loss				(8,067)	(8,067)
Stock-based compensation expense		25,753			25,753
Options exercised	824	39,746			39,746
Issuance of common stock under Employee Stock Purchase Plans	14	1,162			1,162
Shares issued from time-vested restricted stock units	68	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
BALANCE — December 31, 2024	58,743	$703,219	$695,541	$(19,401)	$1,379,359

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,357	$94,411	$74,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,709	89,985	81,804
(Gain) loss on disposition of business	—	(431)	1,417
Loss on sale or abandonment of property and equipment	1,490	5,838	380
Write-off of certain intangible assets and other long-term assets	456	506	2,281
Acquired in-process research and development	—	1,550	6,671
Amortization of right-of-use operating lease assets	12,023	11,307	10,394
Fair value adjustments related to contingent consideration liabilities	443	1,704	4,611
Amortization of deferred credits	(103)	(104)	(107)
Amortization and write-off of long-term debt issuance costs	6,769	1,717	604
Deferred income taxes	(14,873)	(12,643)	(14,924)
Stock-based compensation expense	28,473	21,333	18,042
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(13,686)	(11,916)	(15,116)
Other receivables	(6,482)	2,429	4,154
Inventories	(2,287)	(32,105)	(47,929)
Prepaid expenses and other current assets	(4,295)	1,281	(1,798)
Prepaid income taxes	709	(92)	(379)
Income tax refund receivables	(1,536)	(58)	1,952
Other assets	(6,066)	(5,976)	657
Trade payables	(2,314)	(7,297)	12,661
Accrued expenses	9,715	(2,484)	(16,379)
Income taxes payable	(1,785)	(1,685)	4,521
Liabilities related to unrecognized tax benefits	206	—	(45)
Deferred compensation payable	2,030	1,903	(2,848)
Operating lease liabilities	(12,183)	(11,492)	(11,127)
Other long-term obligations	1,029	(2,530)	278
Total adjustments	100,442	50,740	39,775
Net cash, cash equivalents, and restricted cash provided by operating activities	220,799	145,151	114,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(35,140)	(34,290)	(45,029)
Intangible assets	(2,903)	(2,411)	(3,175)
Proceeds from the sale of property and equipment	5	201	65
Proceeds (payments) from disposition of business	—	431	(971)
Cash paid for notes receivable and other investments	(10,433)	(4,755)	(1,412)
Cash paid in acquisitions, net of cash acquired	(320,182)	(134,523)	(6,875)
Net cash, cash equivalents, and restricted cash used in investing activities	$(368,653)	$(175,347)	$(57,397)

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$40,908	$15,584	$20,070
Proceeds from issuance of long-term debt	—	1,199,203	215,205
Payments on long-term debt	(99,063)	(579,624)	(260,143)
Purchase of capped call option	—	(66,528)	—
Long-term debt issuance costs	—	(677)	—
Contingent payments related to acquisitions	(261)	(3,569)	(32,918)
Payment of taxes related to an exchange of common stock	(1,592)	(5,123)	(2,474)
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(60,008)	559,266	(60,260)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,515)	(484)	(3,826)
Net increase (decrease) in cash, cash equivalents and restricted cash	(210,377)	528,586	(7,192)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	589,144	60,558	67,750
End of period	$378,767	$589,144	$60,558

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	376,715	587,036	58,408
Restricted cash reported in prepaid expenses and other current assets	2,052	2,108	2,150
Total cash, cash equivalents and restricted cash	$378,767	$589,144	$60,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $1,005, $1,272 and $858, respectively)	$23,244	$14,051	$6,258
Income taxes	45,047	31,534	17,092

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$13,244	$8,267	$3,702
Acquisition purchases in accrued expenses and other long-term obligations	4,956	3,713	3,526
Merit common stock surrendered (0, 86, and 18 shares, respectively) in exchange for exercise of stock options	—	5,809	1,140
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	9,947	8,891	11,130

See notes to consolidated financial statements.	(concluded)

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

We manufacture our products in plants located in the U.S., Mexico, The Netherlands, Ireland, France, Brazil and Singapore. We export sales to dealers and have direct or modified direct sales forces in the U.S., Canada, Western Europe, Australia, Brazil, Japan, China, Malaysia, South Korea, UAE, India, New Zealand and South Africa (see Note 13 Segment Reporting and Foreign Operations).

Principles of Consolidation and Basis of Presentation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts.

During the year ended December 31, 2024, we elected to change the presentation of investments in privately held companies within the statements of cash flows to be included within Cash paid for notes receivable and other investments. Previously, amounts paid to acquire such investments were presented within Cash paid in acquisitions, net of cash acquired. The change in presentation had no material impact on previously reported financial information and comparative periods have been adjusted to reflect this change in presentation.

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

Cash and Cash Equivalents. We consider interest-bearing deposits and money market funds with an original maturity date of three months or less to be cash equivalents. As of December 31, 2024 and 2023, we had restricted cash for the payment of certain import and other taxes for our subsidiary in China of $2.1 million and $2.1 million, respectively, which was reported within prepaid expenses and other assets on our consolidated balance sheets.

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

During the years ended December 31, 2024 and 2023, we recorded no impairment charges related to our intangible assets. During the year ended December 31, 2022, we recorded total impairment charges related to our intangible assets of $1.7 million for our divestiture on April 30, 2022 of the STD Pharmaceutical Products Limited (“STD Pharmaceutical”) business acquired in our August 2019 acquisition of Fibrovein Holdings Limited, which pertained to our cardiovascular segment. The primary indicators of impairment were restructuring activities and uncertainty about future product development and commercialization associated with certain acquired technologies.

Long-Lived Assets. We periodically review the carrying amount of our long-lived assets, including property and equipment, intangible assets, and right-of-use operating lease assets, for impairment. An asset is considered impaired when undiscounted estimated future cash flows are less than the carrying amount of the asset based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC 360, Property, Plant and Equipment. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. The Company recorded write downs of property and equipment in each of the years ended December 31, 2024, 2023 and 2022.

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

Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $37.2 million, $34.0 million, and $33.4 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled $20.7 million and $18.3 million at December 31, 2024 and 2023, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of $19.2 million and $17.2 million at December 31, 2024 and 2023, respectively, to reflect the liability to our employees under this plan.

Other Assets. Other assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Investments in privately held companies	$22,832	$19,061
Deferred compensation plan assets	20,716	18,309
Long-term notes receivable, net	9,423	3,241
Other	12,365	14,182
Total	$65,336	$54,793

We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Our share of earnings associated with equity method investments is reported within other income (expense) in our consolidated statements of income. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. We paid $3.8 million, $4.0 million, and $1.4 million in the acquisition of additional equity investments and have no cumulative impairments or other fair value adjustments associated with our existing investments. Refer to Note 15, Fair Value Measurements, for details of impairments of securities previously classified as equity investments.

Other Long-term Obligations. Other long-term obligations as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Contingent consideration liabilities	$3,128	$3,039
Other long-term obligations	12,323	10,791
Total	$15,451	$13,830

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities, such as sales tax and value-added taxes. We present these taxes on a net basis.

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

Restructuring. Restructuring charges consist primarily of termination benefits for employees effected by certain site consolidation and production line optimization transfers related to the company’s transformation initiatives. We account for involuntary employee termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates these actions to employees and other applicable criteria. We record such costs into expense over the employee’s future service period, if any. Other exit costs are accounted for under ASC 420 and are either deferred or expensed as incurred based on the nature of the expense. We recorded restructuring charges of $3.1 million, $2.7 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are reflected within selling, general and administrative expenses within our consolidated statements of income. The restructuring reserve balance as of December 31, 2024 and 2023 was $1.1 million and $4.1 million, respectively.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. The fair value of our performance stock units linked to total shareholder return is estimated using Monte-Carlo simulations. Compensation expense is adjusted each period based on the grant-date fair value and the number of shares that are probable of being awarded based on the performance conditions of the awards. Restricted stock units are valued based on the closing stock price on the date of grant. Cash-settled share-based awards, or liability awards, are remeasured at fair value each reporting period until the awards are settled. Total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $28.5 million, $21.3 million, and $18.0 million, respectively (see Note 12, Employee Stock Purchase Plan, Stock Options and Warrants).

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

Derivatives. We use forward contracts to mitigate our exposure to volatility in foreign exchange rates, and we used an interest rate swap to hedge changes in the benchmark interest rate related to our Amended Fourth A&R Credit Agreement described in Note 8, Debt. All derivatives are recognized in the consolidated balance sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. We do not purchase or hold derivative financial instruments for speculative or trading purposes (see Note 9, Derivatives).

Recently Adopted Financial Accounting Standards. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions in accounting for modifications of contracts that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date of the guidance in ASC 848 to December 31, 2024. During 2023, we transitioned our interest rate swap agreement to reference the Secured Overnight Financing Rate (“SOFR”) in connection with reference rate reform and adopted certain optional expedients provided in ASU 2020-04 in relation to contract modifications and hedge accounting that allowed us to continue hedge accounting for our interest rate swap cash flow hedge (see Note 9, Derivatives). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. We adopted this ASU on January 1, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 13, Segment Reporting and Foreign Operations). The adoption of this guidance did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

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

The following table presents sales by operating segment disaggregated based on product category and geographic region for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	United States	International	Total	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$331,514	$220,654	$552,168	$299,313	$202,907	$502,220	$263,602	$176,208	$439,810
Cardiac Intervention	147,992	223,001	370,993	143,755	214,696	358,451	128,711	214,475	343,186
Custom Procedural Solutions	122,330	78,871	201,201	114,010	81,323	195,333	108,778	81,416	190,194
OEM	147,108	30,274	177,382	135,525	29,031	164,556	118,869	26,165	145,034
Total	748,944	552,800	1,301,744	692,603	527,957	1,220,560	619,960	498,264	1,118,224

Endoscopy
Endoscopy Devices	51,836	2,934	54,770	34,386	2,420	36,806	30,599	2,158	32,757

Total	$800,780	$555,734	$1,356,514	$726,989	$530,377	$1,257,366	$650,559	$500,422	$1,150,981

3.ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS

2024 Acquisitions

On November 1, 2024, pursuant to the terms of the Asset Purchase Agreement (the “Cook Purchase Agreement”) dated September 18, 2024 between Merit and Cook Medical Holdings LLC, (“Cook”), we acquired Cook’s lead management business, which is composed of a comprehensive end-to-end portfolio of medical devices and accessories used in lead management procedures for patients who need a pacemaker or an implantable cardioverter-defibrillator lead removed or replaced. We acquired the portfolio for a purchase price of $210 million, plus the assumption of certain liabilities. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our Cardiovascular segment since the acquisition date and were $5.5 million for the year ended December 31, 2024. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the transaction, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $5.4 million. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Intangible assets
Developed technology	$126,100
Trademarks	7,100
Customer List	11,100
Goodwill	65,897
Total assets acquired	210,197

Liabilities Assumed
Accrued expenses	197
Total liabilities assumed	197

Total net assets acquired	$210,000

We are amortizing Cook developed technology intangible assets over ten years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Cook to be 10.3 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects on our consolidated results of operations of the Cook acquisition are not material in relation to reported sales and it was deemed impracticable to obtain information to determine earnings associated with the acquired product lines which represent only a small portion of the product lines of a large, consolidated company without standalone financial information.

On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc. (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million. We accounted for the EGS Acquisition under the acquisition method of accounting as a business combination. The sales related to the EGS Acquisition have been included in our endoscopy segment since the acquisition date and were $14.4 million for the year ended December 31, 2024. It is not practical to separately report earnings related to the EGS Acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our endoscopy business segment. Acquisition-related costs associated with the EGS Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $3.4 million. The purchase price was allocated as follows (in thousands):

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

2023 Acquisitions

On June 8, 2023, we entered into an asset purchase agreement with AngioDynamics, Inc. (“AngioDynamics”) to acquire the assets associated with a portfolio of dialysis catheter products and the BioSentry® Biopsy Tract Sealant System for a purchase price of $100 million. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our cardiovascular segment since the acquisition date and were approximately $26.9 million and $14.4 million for the years ended December 31, 2024 and 2023, respectively. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the AngioDynamics acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $4.9 million for the year ended December 31, 2023. The purchase price was allocated as follows (in thousands):

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

On May 4, 2023, we entered into an asset purchase agreement to acquire the assets associated with the Surfacer® Inside-Out® Access Catheter System from Bluegrass Vascular Technologies, Inc. (“Bluegrass”), for a purchase price of approximately $32.7 million. Prior to the acquisition, we held an equity investment of 1,251,878 Bluegrass common shares representing approximately 19.5% ownership in Bluegrass. The fair value of this previously held equity investment of approximately $0.2 million is included in the purchase price allocation. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales and results of operations related to the acquisition have been included in our cardiovascular segment since the acquisition date and were not material. Acquisition-related costs associated with the Bluegrass acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, are not material. The purchase price was allocated as follows (in thousands):

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

On May 1, 2023, we entered into an asset purchase agreement to acquire certain assets from ART, related to intellectual property rights for soft tissue markers. The total purchase price of the ART assets included an up-front payment of $0.8 million, a deferred payment of $0.8 million payable upon the first to occur of (1) shipment and installation of two commercial production winders used to manufacture the product or (2) 30 days after delivery of the winders to Merit, and, a deferred payment of $0.5 million payable upon regulatory approval from the U.S. Food and Drug Administration for Merit to commence commercialization, marketing and sale of the product in the United States. We have accounted for this transaction as an asset purchase and recorded $1.5 million of acquired in-process research and development expense associated with the upfront payment and completion of the milestone related to the installation of the commercial production winders. The final payment will be capitalized as a developed technology intangible asset when paid upon completion of the regulatory approval milestone under the terms of the asset purchase agreement. The payments are reported within operating expenses because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

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

On April 30, 2022, we acquired the Restore Endosystems Bifurcated Stent System pursuant to the terms of a unit purchase agreement we executed with all of the members of Restore Endosystems LLC. Subject to the terms and conditions of the unit purchase agreement, we paid $3 million in cash at closing. We also accrued $3.5 million of other long-term obligations, which represents the fair value of two separate $2 million payments which are payable no later than two and four years following the closing of the acquisition, respectively, or earlier upon the achievement of specified milestones. We will impute interest on these liabilities with the passage of time. We have accounted for this transaction as an asset purchase and recorded $6.5 million of acquired in-process research and development expense because the technological feasibility of the underlying research and development project has not yet been reached and such technology has no identified future alternative use as of the date of acquisition.

4.INVENTORIES

Inventories at December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Finished goods	$168,437	$158,893
Work-in-process	27,114	25,420
Raw materials	110,512	119,558
Total inventories	$306,063	$303,871

5.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024			2023
	Cardiovascular	Endoscopy	Total	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$382,240	$—	$382,240	$359,821	$—	$359,821
Effect of foreign exchange	(1,623)	—	(1,623)	883	—	883
Additions and adjustments as the result of acquisitions	65,897	16,997	82,894	21,536	—	21,536
Goodwill balance at December 31	$446,514	$16,997	$463,511	$382,240	$—	$382,240

Total accumulated goodwill impairment losses aggregated to $8.3 million as of December 31, 2024 and 2023. We did not have any goodwill impairments for the years ended December 31, 2024, 2023 and 2022.

Other intangible assets at December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$31,489	$(12,824)	$18,665
Distribution agreements	3,250	(2,994)	256
License agreements	11,557	(9,125)	2,432
Trademarks	47,613	(24,177)	23,436
Customer lists	57,933	(36,223)	21,710
Total	$151,842	$(85,343)	$66,499

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$28,877	$(10,916)	$17,961
Distribution agreements	3,250	(2,919)	331
License agreements	11,142	(8,327)	2,815
Trademarks	35,135	(20,804)	14,331
Customer lists	40,367	(33,921)	6,446
Total	$118,771	$(76,887)	$41,884

Aggregate amortization expense for the years ended December 31, 2024, 2023 and 2022 was $65.6 million, $56.1 million, and $48.4 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2024 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2025	$83,747
2026	73,155
2027	69,188
2028	67,790
2029	56,115

6.INCOME TAXES

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules. Based on the 2024 financial results, we anticipate to meet the safe harbor rules in all jurisdictions and do not anticipate the Pillar 2 laws to have a material impact on our effective tax rate.

For the years ended December 31, 2024, 2023 and 2022, income before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2024	2023	2022
Domestic	$93,687	$60,935	$77,562
Foreign	56,306	51,154	5,067
Total	$149,993	$112,089	$82,629

The components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

	2024	2023	2022
Current expense:
Federal	$26,061	$15,684	$9,584
State	5,286	3,775	3,162
Foreign	13,162	10,862	10,291
Total current expense	44,509	30,321	23,037

Deferred expense (benefit):
Federal	(12,609)	(11,030)	(10,438)
State	(1,421)	(1,699)	(3,615)
Foreign	(843)	86	(871)
Total deferred benefit	(14,873)	(12,643)	(14,924)

Total income tax expense	$29,636	$17,678	$8,113

The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

	2024	2023	2022
Computed federal income tax expense at applicable statutory rate of 21%	$31,499	$23,539	$17,352
State income tax expense	3,081	1,627	35
Tax credits	(3,004)	(2,412)	(1,978)
Tax effect of international items	(1,870)	(3,994)	(10,698)
Uncertain tax positions	218	4	(47)
Deferred compensation insurance assets	(535)	(548)	706
Stock-based compensation	(1,817)	(3,001)	(3,423)
Valuation allowance	—	(90)	3,523
Remeasurement of state deferred taxes	—	(73)	(375)
Non-deductible expenses	2,454	2,101	2,027
Remeasurement of contingent consideration liabilities	108	317	1,061
Other — including the effect of graduated rates	(498)	208	(70)
Total income tax expense	$29,636	$17,678	$8,113

Deferred income tax assets and liabilities at December 31, 2024 and 2023, consisted of the following temporary differences and carry-forward items (in thousands):

	2024	2023
Deferred income tax assets:
Allowance for credit losses on trade receivables	$2,215	$2,009
Accrued compensation expense	11,701	10,285
Inventory differences	5,139	5,477
Net operating loss carryforwards	8,320	10,007
Stock-based compensation expense	7,569	7,913
Operating lease assets	11,586	11,331
State R&D tax credits	5,924	5,237
IRC section 174 capitalized R&D	35,200	26,370
Other	10,759	10,159
Total deferred income tax assets	98,413	88,788

Deferred income tax liabilities:
Prepaid expenses	(1,277)	(1,123)
Property and equipment	(22,699)	(23,539)
Intangible assets	(29,440)	(34,613)
Foreign withholding tax	(1,681)	(2,005)
Operating lease liabilities	(11,737)	(10,129)
Other	(1,632)	(1,898)
Total deferred income tax liabilities	(68,466)	(73,307)
Valuation allowance	(14,143)	(13,740)
Net deferred income tax liabilities	$15,804	$1,741

Reported as:
Deferred income tax assets	$16,044	$7,288
Deferred income tax liabilities	(240)	(5,547)
Net deferred income tax liabilities	$15,804	$1,741

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards, non-US net operating loss carryforwards, and capital loss carryforwards for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $0.4 million during the year ended December 31, 2024, increased by $0.2 million during the year ended December 31, 2023, and increased by $2.7 million during the year ended December 31, 2022.

As of December 31, 2024, we had U.S federal net operating loss carryforwards of $19.8 million, which were generated by Cianna Medical, DFINE Inc., and Biosphere Medical, Inc., prior to our acquisition of these companies. These net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. If unused, $19.8 million of the net operating losses will expire between 2030 and 2037. We anticipate that we will utilize all current net operating loss carryforwards prior to their expiration dates over the next 11 years. We utilized a total of $4.8 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2024.

As of December 31, 2024, we had $20.9 million of non-U.S. net operating loss carryforwards, of which $19.2 million have no expiration date and $1.7 million expire at various dates through 2036. Non-U.S. net operating loss carryforwards utilized during the year ended December 31, 2024 were not material.

We do not consider our foreign earnings to be permanently reinvested. Consequently, we have recorded tax expense of $0.7 million, $0.4 million and $0.3 million for foreign withholding taxes on unremitted foreign earnings during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, for the year ended December 31, 2022, a tax benefit of $4.3 million was recorded with respect to the restructuring of our foreign entities and the associated change in foreign withholding taxes on the unremitted foreign earnings.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2018.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2024, including interest and penalties, was $2.1 million, of which $2.1 million would favorably impact our effective tax rate if recognized. The total liability for unrecognized tax benefits at December 31, 2023, including interest and penalties, was $1.9 million, of which $1.9 million would favorably impact our effective tax rate if recognized. As of December 31, 2024 and 2023, we had accrued $0.2 million and $0.3 million respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2024, 2023 and 2022, our liability for unrecognized tax benefit was increased (decreased) for interest and penalties by $(52,000), $(46,000), and $14,000, respectively. We estimate it is reasonably possible that within the next 12 months the total liability for unrecognized tax benefits may increase, including expirations related to statutes of limitation, up to $0.1 million.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

	2024	2023	2022
Unrecognized tax benefits, opening balance	$1,622	$1,576	$1,635
Gross increases (decreases) in tax positions taken in a prior year	70	112	(10)
Gross increases in tax positions taken in the current year	559	442	294
Lapse of applicable statute of limitations	(371)	(508)	(343)
Unrecognized tax benefits, ending balance	$1,880	$1,622	$1,576

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

7.ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Payroll and related liabilities	$73,514	$66,929
Current portion of contingent liabilities	358	408
Advances from employees	158	285
Accrued rebates payable	11,778	11,005
Accrued interest	9,531	1,556
Other accrued expenses	38,738	40,264
Total	$134,077	$120,447

8.DEBT

Principal balances outstanding under our long-term debt obligations as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Term loans	$—	$99,063
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(17,949)	(23,550)
Total long-term debt	729,551	823,013
Less current portion	—	—
Long-term portion	$729,551	$823,013

Future minimum principal payments on our long-term debt as of December 31, 2024, are as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
2025	$—
2026	—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

Fourth Amended and Restated Credit Agreement

On June 6, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Fourth A&R Credit Agreement"). The Fourth A&R Credit Agreement is a syndicated loan agreement with Wells Fargo Bank, National Association and other parties. The Fourth A&R Credit Agreement amended and restated in its entirety our previously outstanding Third Amended and Restated Credit Agreement and all amendments thereto. The Fourth A&R Credit Agreement provides for a term loan of $150 million and a revolving credit commitment of up to an aggregate amount of $700 million, inclusive of sub-facilities for multicurrency borrowings, standby letters of credit and swingline loans. On June 6, 2028, all principal, interest and other amounts outstanding under the Fourth A&R Credit Agreement are payable in full. At any time prior to the maturity date, we may repay any amounts owing under all term loans and revolving credit loans in whole or in part, without premium or penalty.

On December 5, 2023, we executed an amendment to the Fourth A&R Credit Agreement (as amended, the "Amended Fourth A&R Credit Agreement”) to facilitate the issuance of our Convertible Notes described below. Among other things, the amendment also updated the definition of the Applicable Margin used in determining the interest rates and amended the financial covenants, all as described below.

Term loans made under the Amended Fourth A&R Credit Agreement, as amended bear interest, at our election, at either (i) the Base Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement) or, (ii) Adjusted Term SOFR plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement), or (d) Adjusted Daily Simple SONIA plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

As of December 31, 2024, we were in compliance with all covenants set forth in the Amended Fourth A&R Credit Agreement.

As of December 31, 2024, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement, with available borrowings of approximately $697 million, based on the leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement. As of December 31, 2023, we had outstanding borrowings of $99.1 million with a fixed rate of 3.39% with respect to $75 million of the principal amount, as a result of an interest rate swap (see Note 9, Derivatives) and a variable floating rate of 7.21% on $24.1 million, in addition, we had issued letter of credit guarantees of $2.7 million under the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; (2) The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the indenture governing the Convertible Notes; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if the Company calls any Convertible Notes for redemption. As of December 31, 2024, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met, therefore, they are classified as long-term.

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

At December 31, 2024, we held no interest rate swap qualifying as cash flow hedges. At December 31, 2023, our interest rate swap qualified as a cash flow hedge. The fair value of our interest rate swap at December 31, 2023 was an asset of $1.5 million, partially offset by $0.4 million in deferred taxes.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of foreign currencies. As of December 31, 2024 and 2023, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $117.5 million and $141.1 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2024 and 2023, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $95.7 million and $108.4 million, respectively.

Balance Sheet Presentation of Derivatives. As of December 31, 2024 and 2023, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Interest rate swap	Prepaid expenses and other assets	$—	$1,503
Foreign currency forward contracts	Prepaid expenses and other assets	3,771	2,061
Foreign currency forward contracts	Other assets (long-term)	1,064	216

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,332)	(1,898)
Foreign currency forward contracts	Other long-term obligations	(287)	(499)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,595	$828

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,288)	(1,463)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income ("OCI") in our consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain
	Recognized in OCI
	Year Ended December 31,
Derivative instrument	2024	2023	2022
Interest rate swap	$152	$609	$4,879
Foreign currency forward contracts	5,732	3,909	6,263

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on AOCI and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Consolidated Statements			Amount of Gain/(Loss)
	of Income			Reclassified from AOCI
	Year Ended December 31,			Year Ended December 31,
Location in statements of income	2024	2023	2022	2024	2023	2022
Interest expense	$(31,219)	$(15,511)	$(6,339)	$1,656	$2,550	$(12)
Revenue	1,356,514	1,257,366	1,150,981	2,140	4,081	3,583
Cost of sales	(713,181)	(673,494)	(631,882)	644	1,457	(1,436)

As of December 31, 2024, $2.7 million or $2.1 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the years presented (in thousands):

		Year ended December 31,
Derivative Instrument	Location in statements of income	2024	2023	2022
Foreign currency forward contracts	Other income (expense) — net	$1,961	$2,004	$1,420

See Note 15, Fair Value Measurements for additional information about our derivatives.

10.COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution centers, office space, equipment, vehicles, and land. See Note 17, Leases for disclosures regarding these operating leases.

Royalties. As of December 31, 2024, we had entered into a number of agreements to license or acquire rights to certain intellectual property which require us to make royalty payments during the term of the agreements generally based on a percentage of sales. During the years ended December 31, 2024, 2023 and 2022, total royalty expense approximated $8.7 million, $8.6 million and $7.3 million, respectively, and is recorded in cost of sales on the consolidated statements of income. Minimum contractual commitments under royalty agreements to be paid within twelve months of December 31, 2024 were not significant. See Note 15, Fair Value Measurements for discussion of future royalty commitments related to acquisitions.

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

SEC Inquiry

Commencing in January 2022, we have received requests from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China (the “SEC Inquiry”). We are cooperating with the requests, investigating the matter and are in discussions with the SEC Staff regarding a potential resolution to the matter. Currently, we are unable to predict the scope, timing, significance or outcome of the SEC Inquiry or estimate a reasonably possible loss or range of loss associated with the matter. It is possible that the ultimate resolution of the SEC Inquiry, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial position, results of operations or liquidity.

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

11.EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands, except per share amounts):

	2024	2023	2022
Net income	$120,357	$94,411	$74,516
Average common shares outstanding	58,218	57,593	56,806
Basic EPS	$2.07	$1.64	$1.31

Average common shares outstanding	58,218	57,593	56,806
Effect of dilutive stock awards	760	763	865
Effect of dilutive convertible notes	387	—	—
Total potential shares outstanding	59,365	58,356	57,671
Diluted EPS	$2.03	$1.62	$1.29

Equity awards excluded as the impact was anti-dilutive (1)	672	1,143	1,438

(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes issued in December 2023, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Merit’s common stock or a combination of cash and shares of Merit’s common stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price of $86.83. The average closing prices of our common stock for the year ended December 31, 2024 were used as the basis for determining the dilutive effect on EPS.

12.EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTIONS AND WARRANTS

Our stock-based compensation primarily consists of the following plans:

2018 Long-Term Incentive Plan. In June 2018, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan, which was subsequently amended effective December 14, 2018 (the “2018 Incentive Plan”) to supplement the Merit Medical Systems, Inc. 2006 Long-Term Incentive plan (the "2006 Incentive Plan"). The 2018 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards (including performance stock units). Options may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Options typically vest on an annual basis over a three to five-year life with a contractual life of seven years. As of December 31, 2024, approximately 3,026,000 shares remained available to be issued under the 2018 Incentive Plan.

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted, and our shareholders approved, the 2006 Incentive Plan. As of December 31, 2024, the 2006 Incentive Plan was no longer being used for new equity award grants. However, as of December 31, 2024, options granted under this plan were still outstanding, vesting, and being exercised and will continue to be outstanding until the vesting periods end and the terms of the equity awards expire.

Employee Stock Purchase Plan. We have a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2026. As of December 31, 2024, the total number of shares of common stock that remained available to be issued under our non-qualified plan was approximately 74,000 shares. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the common stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

	2024	2023	2022
Cost of sales
Nonqualified stock options	$1,229	$1,647	$1,606
Research and development
Nonqualified stock options	1,522	1,739	1,789
Selling, general and administrative
Nonqualified stock options	6,206	7,542	7,305
Performance-based restricted stock units	12,517	6,344	3,509
Restricted stock units	4,279	1,771	1,836
Cash-settled performance-based awards	2,720	2,290	1,997
Total selling, general and administrative	25,722	17,947	14,647

Stock-based compensation expense before taxes	$28,473	$21,333	$18,042

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

As of December 31, 2024, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $11.0 million and is expected to be recognized over a weighted average period of 1.7 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the years ended December 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.6% - 4.8%	1.4% - 4.3%
Expected option term	4.0 years	4.0 years
Expected dividend yield	—	—
Expected price volatility	39.6% - 47.1%	46.2% - 47.5%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined based upon the historical volatility for our stock. We recognize compensation expense for options on a straight-line basis over the service period, which corresponds to the vesting period. During the years ended December 31, 2023 and 2022, approximately 444,000 and 251,000 nonqualified stock option grants were made, respectively, for a total fair value of $13.1 million and $6.3 million. The Company did not grant any options during the year ended December 31, 2024.

The table below presents information related to stock option activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Total intrinsic value of stock options exercised	$36,431	$23,300	$27,110
Cash received from stock option exercises	39,746	14,503	18,952
Excess tax benefit from the exercise of stock options	1,817	3,001	3,423

Changes in stock options for the year ended December 31, 2024, consisted of the following (shares and intrinsic value in thousands):

	Number	Weighted Average	Remaining Contractual	Intrinsic
	of Shares	Exercise Price	Term (in years)	Value
Beginning balance	2,868	56.39
Granted	—	—
Exercised	(824)	48.21
Forfeited/expired	(21)	66.61
Outstanding at December 31	2,023	59.62	3.05	$75,055
Exercisable	1,411	55.87	2.35	57,639
Ending vested and expected to vest	1,997	59.49	3.02	74,372

The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $29.58 and $24.98, respectively.

Stock-Settled Performance-Based Restricted Stock Units (“PSUs”) and Time-Vested Restricted Stock Units (“RSUs”)

We have outstanding PSUs which vest at the end of three-year performance periods. The number of shares delivered upon vesting at the end of the performance periods are based upon performance against specified financial performance metrics and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), as defined in the award agreements. PSUs convey no shareholder rights unless and until shares are issued in settlement of the award.

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

We have granted RSUs to our employees and non-employee directors, which are subject to continued service through the vesting date, which is between one to four years from the date of grant. The expense recognized for RSUs is equal to the closing stock price on the date of grant, which is recognized over the vesting period.

Changes in PSUs and RSUs for the year ended December 31, 2024, consisted of the following:

	PSUs			RSUs
			Weighted Average		Weighted Average
	Stock Units		Grant Date	Stock Units	Grant Date
	(In Thousands)	(1)	Fair Value	(In Thousands)	Fair Value
Beginning nonvested balance	355		71.15	20	83.99
Granted	287		86.79	329	90.54
Vested	(47)		76.51	(20)	83.99
Nonvested balance at December 31	595		82.33	329	90.54

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier. The actual number of shares which vest is determined based on the satisfaction of performance conditions and the application of an rTSR multiplier between 75% and 125%.

The following table summarizes PSUs and RSUs granted during the years ended December 31, 2024, 2023 and 2022 (units and shares in thousands):

	2024	2023	2022
PSUs
Target units granted	144	115	48
Maximum units granted (1)	287	229	97
Maximum potential shares (1)(2)	359	287	121
Weighted average grant date fair value	$86.79	$72.26	$64.54
RSUs
Units granted	329	20	31
Weighted average grant date fair value	$90.54	$83.99	$59.02

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier.
(2)	Includes the impact of the maximum potential rTSR multiplier of 125%.

During the years ended December 31, 2024, 2023 and 2022, there were approximately 47,000, 61,000 and 44,000 shares, respectively, that vested under PSUs, prior to the reduction of shares withheld to satisfy tax withholding obligations. Vested shares were calculated based upon achievement of the financial performance multipliers and market conditions related to the rTSR multiplier. During the years ended December 31, 2024, 2023 and 2022, there were approximately 20,000, 31,000 and 26,000 shares, respectively, that vested under RSUs.

The fair value of each PSU was estimated as of the grant date using the following assumptions for awards granted in the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk-free interest rate	4.4%	3.9% - 4.6%	1.6% - 2.7%
Performance period	2.8 years	2.8 years	2.6 - 2.8 years
Expected dividend yield	—	—	—
Expected price volatility	31.1%	31.4% - 32.6%	38.5% - 46.2%

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

As of December 31, 2024, the total remaining unrecognized compensation cost related to stock-settled performance stock units and restricted stock units, net of expected forfeitures, was $18.2 million and $23.4 million, respectively, which is expected to be recognized over a weighted average period of 1.7 years and 3.6 years, respectively.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the years ended December 31, 2024, 2023 and 2022, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.6 million, $1.3 million, and $1.0 million, respectively. These awards entitle him to a target cash payment based upon our relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements.

During the years ended December 31, 2024, 2023 and 2022, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment probable of being awarded based on the performance metrics.

The potential maximum payout of these liability awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.7 million, $4.3 million and $2.5 million for liability awards granted during the years ended December 31, 2024, 2023 and 2022, respectively. Settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheets. The fair value of these awards is remeasured at each reporting period until the awards are settled. As of December 31, 2024, our recorded liabilities associated with these awards was $5.1 million, and we had remaining unrecognized compensation cost related to cash-settled performance-based share-based awards of $3.6 million, which is expected to be recognized over a weighted average period of 1.7 years. During 2024, 2023 and 2022, we paid $1.3 million, $1.7 million and $0.8 million, respectively, in connection with liability awards, and no awards were forfeited.

13.SEGMENT REPORTING AND FOREIGN OPERATIONS

We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures caused by malignant tumors. Our chief operating decision maker is our Chief Executive Officer. Our CODM uses segment profit or loss to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. See Note 2, Revenues to our consolidated financial statements set forth in Item 8 of this report for a detailed breakout of our sales by operating segment and product category, disaggregated between domestic and international sales. Total assets by segment are not used by the CODM to assess performance or allocate resources to the Company’s segments; therefore, total assets by segment are not disclosed.

During the years ended December 31, 2024, 2023 and 2022, we had international sales of $555.7 million, $530.4 million and $500.4 million, respectively, or 41.0%, 42.2% and 43.5%, respectively, of net sales. Our largest international markets include China, Japan, Germany, France and the United Kingdom, with China representing our most significant international sales market with sales of $149.8 million, $147.3 million, and $149.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. International sales are attributed based on location of the customer receiving the product.

Our long-lived assets (which are comprised of our net property and equipment) by geographic area at December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

	2024	2023	2022
United States	$271,734	$273,105	$281,290
Ireland	45,325	42,333	40,749
Other foreign countries	69,106	68,085	60,937
Total	$386,165	$383,523	$382,976

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$1,301,744	$54,770	$1,356,514	$1,220,560	$36,806	$1,257,366	$1,118,224	$32,757	$1,150,981
Cost of sales standard(1)	549,657	15,746		534,826	12,987		496,678	12,739
Cost of sales other(2)	140,948	6,830		125,388	293		121,045	1,420
Selling, general and administrative expenses	376,734	22,997		362,082	11,594		332,012	10,513
Research and development expenses	83,812	3,654		80,300	2,428		74,042	1,468
Other operating expenses(3)	443	—		3,524	—		13,501	—

Income from operations	$150,150	$5,543	$155,693	$114,440	$9,504	$123,944	$80,946	$6,617	$87,563

Total other expense — net			(5,700)			(11,855)			(4,934)

Income before income taxes			$149,993			$112,089			$82,629

(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other for all segments include amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include impairment charges, contingent consideration (benefit expense) related to the changes in fair value of contingent payments associated with acquisitions, acquired in-process research and development expense, and certain legal settlements.

	2024	2023	2022
Cardiovascular	$97,749	$88,960	$80,777
Endoscopy	4,960	1,025	1,027
Total	$102,709	$89,985	$81,804

Total depreciation and amortization by operating segment for the years ended December 31, 2024, 2023 and 2022, consisted of the following (in thousands):

14.EMPLOYEE BENEFIT PLANS

We have defined contribution plans covering all U.S. full-time adult employees and certain of our foreign employees. Our contributions to these plans are discretionary in certain countries, including the U.S. Total expense for contributions made to these plans for the years ended December 31, 2024, 2023 and 2022 was $9.6 million, $8.8 million and $7.7 million, respectively.

15.FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2024 and 2023, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,034	$10,034	$—	$—
Marketable securities (2)	$92	$92	$—	$—
Foreign currency contract assets, current and long-term (4)	$7,430	$—	$7,430	$—
Foreign currency contract liabilities, current and long-term (5)	$(2,907)	$—	$(2,907)	$—
Contingent consideration liabilities	$(3,486)	$—	$—	$(3,486)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Marketable securities (2)	$78	$78	$—	$—
Interest rate contract asset, current (3)	$1,503	$—	$1,503	$—
Foreign currency contract assets, current and long-term (4)	$3,105	$—	$3,105	$—
Foreign currency contract liabilities, current and long-term (5)	$(3,860)	$—	$(3,860)	$—
Contingent consideration liabilities	$(3,447)	$—	$—	$(3,447)

(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. The fund is recorded as cash equivalents in the consolidated balance sheets.
(2)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
(3)	The fair value of the interest rate contract is determined using Level 2 fair value inputs and is recorded as prepaid and other current assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid and other assets or other long-term assets in the consolidated balance sheets.
(5)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. Contingent consideration liabilities are re-measured to fair value at each reporting period, with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the years ended December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Beginning balance	$3,447	$18,073
Contingent consideration expense	443	1,704
Contingent payments made	(404)	(16,330)
Ending balance	$3,486	$3,447

As of December 31, 2024, $3.1 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. As of December 31, 2023, $3.0 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities.

Cash payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $12.8 million for the years ended December 31, 2024 and 2023 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities includes the following significant unobservable inputs at December 31, 2024 and 2023 (amounts in thousands):

	Fair value at
Contingent consideration	December 31,	Valuation			Weighted
liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,217	Discounted cash flow	Discount rate	14.0% - 16.0%	14.6%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2025-2040	2039

Regulatory approval contingent liability	$1,181	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2025-2026	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

	Fair value at
Contingent consideration	December 31,	Valuation			Weighted
liability	2023	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,945	Discounted cash flow	Discount rate	12.0% - 16.0%	14.6%
			Projected year of payments	2024-2034	2028

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2024-2039	2039

Regulatory approval contingent liability	$409	Scenario-based method	Discount rate	5.5%
			Probability of milestone payment	50.0%
			Projected year of payment	2024-2030	2030
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Contingent Payments to Related Parties. As a former shareholder of Cianna Medical, a former Merit director was eligible for payments for the achievement of sales milestones specified in our merger agreement with Cianna Medical completed in 2018. The terms of the acquisition, including contingent consideration payments, were determined prior to the appointment of the former Cianna Medical shareholder as a Merit director. During 2023, we made the final contingent payment to Cianna Medical Shareholders, including $0.9 million paid to the former Merit director who is a former Cianna Medical shareholder. During the year ended December 31, 2022, we made contingent payments of approximately $1.6 million to the former director.

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt under our Amended Fourth A&R Credit Agreement re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. The fair value our long-term debt under our convertible notes was $945.6 million as of December 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are Level 1 inputs.

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

Intangible Assets. During the years ended December 31, 2024, 2023 and 2022, we had losses of $0.0 million, $0.0 million and $1.7 million, respectively, related to certain acquired intangible assets (see Note 1 Organization and Summary of Significant Accounting Policies).

Equity Investments, Purchase Options and Notes Receivable. During the year ended December 31, 2023, we recorded impairment charges of $0.3 million associated with our previously held equity investment in Bluegrass in connection with the Bluegrass asset acquisition completed on May 4, 2023 (see Note 3 Acquisitions and Other Strategic Transactions). During the year ended December 31, 2022, we recognized $0.5 million of impairment expense related to our equity method investment in XableCath, as business ceased operations. We had no such losses during the year ended December 31, 2024. Our equity investments in privately held companies were $22.8 million and $19.1 million at December 31, 2024 and 2023, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and our allowance for current expected credit losses, were $9.4 million and $3.2 million, as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an allowance for current expected credit losses of $1.4 million and $0.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Beginning balance	$568	$281
Provision for credit loss expense	798	287
Ending balance	$1,366	$568

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
BALANCE — January 1, 2022	$(2,464)	(5,527)	(7,991)

Other comprehensive income (loss)	11,142	(10,491)	651
Income taxes	(2,177)	102	(2,075)
Reclassifications to:
Revenue	(3,583)		(3,583)
Cost of sales	1,436		1,436
Interest expense	12		12
Net other comprehensive income (loss)	6,830	(10,389)	(3,559)

BALANCE — December 31, 2022	4,366	(15,916)	(11,550)

Other comprehensive income	4,518	2,959	7,477
Income taxes	866	(39)	827
Reclassifications to:
Revenue	(4,081)		(4,081)
Cost of sales	(1,457)		(1,457)
Interest expense	(2,550)		(2,550)
Net other comprehensive income (loss)	(2,704)	2,920	216

BALANCE — December 31, 2023	1,662	(12,996)	(11,334)

Other comprehensive income (loss)	5,884	(9,224)	(3,340)
Income taxes	(341)	54	(287)
Reclassifications to:
Revenue	(2,140)		(2,140)
Cost of sales	(644)		(644)
Interest expense	(1,656)		(1,656)
Net other comprehensive income (loss)	1,103	(9,170)	(8,067)

BALANCE — December 31, 2024	$2,765	$(22,166)	$(19,401)

17.LEASES

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms ranging from less than one year to approximately 25 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate ROU assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a ROU asset or lease liability on our consolidated balance sheet. Substantially all of the ROU assets and lease liabilities as of December 31, 2024 recorded on our consolidated balance sheet are related to our cardiovascular segment.

From time to time, we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the years ended December 31, 2024, 2023 and 2022 was not significant.

The following was included in our consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Assets
ROU operating lease assets	$65,508	$63,047

Liabilities
Short-term operating lease liabilities	$10,331	$12,087
Long-term operating lease liabilities	54,783	56,259
Total operating lease liabilities	$65,114	$68,346

We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Net lease cost for the years ended December 31, 2024, 2023 and 2022 was $15.4 million, $14.4 million, and $13.8 million, respectively. The components of lease costs for the years ended December 31, 2024, 2023 and 2022 were as follows, in thousands:

Lease Cost	Classification	2024	2023	2022
Operating lease cost (a)	Selling, general and administrative expenses	$15,885	$14,879	$14,219
Sublease (income) (b)	Selling, general and administrative expenses	(462)	(488)	(409)
Net lease cost		$15,423	$14,391	$13,810

(a)	Includes expense related to short-term leases and variable payments, which were not significant.

(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 was as follows, in thousands:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$14,529	$13,804	$13,710
Right-of-use assets obtained in exchange for lease obligations	$9,947	$8,891	$11,130

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2024, 2023 and 2022, our lease agreements had the following remaining lease term and discount rates:

	2024	2023	2022
Weighted average remaining lease term	9.6 years	9.6 years	10.4 years
Weighted average discount rate	3.5%	3.4%	3.4%

As of December 31, 2024, maturities of operating lease liabilities were as follows, in thousands:

Year ending December 31,	Amounts due under operating leases
2025	$11,915
2026	10,067
2027	8,726
2028	6,948
2029	6,258
Thereafter	32,692
Total lease payments	76,606
Less: Imputed interest	(11,492)
Total	$65,114

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. of America.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the criteria discussed above and our management’s assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

February 25, 2025

Item 9B.Other Information.

On November 6, 2024, Neil Peterson, our Chief Operating Officer, adopted a trading arrangement (the “Peterson Rule 10b5-1 Trading Plan”) for the sale of shares of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The term of the Peterson Rule 10b5-1 Trading Plan will terminate on April 24, 2026, unless terminated earlier pursuant to the terms of the Plan. The Peterson Rule 10b5-1 Trading Plan provides for sales of up to 15,000 shares of our common stock pursuant to the terms of the plan.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2024, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Merit has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by our directors, officers and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Merit. A copy of our insider trading policy is filed with this report as Exhibit 19.1.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this report:

(2) Financial Statement Schedules.

Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Balance at	Additions Charged to		Balance at
Allowance for Credit Losses:	Beginning of Year	Costs and Expenses (a)	Deduction (b)	End of Year
2022	$(6,767)	$(1,858)	$202	$(8,423)
2023	$(8,423)	$(1,772)	$1,172	$(9,023)
2024	$(9,023)	$(1,425)	$719	$(9,729)
(a)	We record a provision for credit losses based upon historical bad debt experience, current economic conditions, expectations of future economic conditions, and management’s evaluation of our ability to collect individual outstanding balances.
(b)	When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for credit losses.

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Balance at	Additions Charged to		Balance at
Tax Valuation Allowance:	Beginning of Year	Costs and Expenses (a)	Deduction	End of Year
2022	$(10,786)	$(2,741)	$-	$(13,527)
2023	$(13,527)	$(213)	$-	$(13,740)
2024	$(13,740)	$(403)	$-	$(14,143)
(a)	We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Exhibit No.	Index to Exhibits

2.1	Asset Purchase Agreement by and between Merit Medical Systems, Inc. and AngioDynamics, Inc. dated as of June 8, 2023.*

2.2	Asset Purchase Agreement, dated July 1, 2024, by and between Merit Medical Systems, Inc. and Endogastric Solutions, Inc.*

2.3	Asset Purchase Agreement, dated September 16, 2024, by and between Merit Medical Systems, Inc. and Cook Medical Holdings LLC.*#

3.1	Second Amended and Restated Articles of Incorporation.*

3.2	Fourth Amended and Restated Bylaws.*

4.1	Specimen Certificate of the Common Stock.*

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Merit Medical Systems, Inc. 2006 Long Term Incentive Plan.*†

10.2	First Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan, dated May 31, 2007.*†

10.3	Lease Agreement, dated as of June 8, 1993, by and between QRS 11-20 (UT), Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*

10.4	Amended and Restated Deferred Compensation Plan, dated January 1, 2004.*†

10.5	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008.*†

10.6	Second Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan, made and adopted effective May 31, 2009.*†

10.7	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, made and adopted effective May 31, 2009.*†

10.8	First Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective September 19, 2010.*†

10.9	Second Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated November 29, 2010.*†

10.10	Third Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective October 1, 2010.*†

10.11	Fourth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2011.*†

10.12	Fifth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 28, 2012.*†

10.13	Sixth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2013.*†

10.14	Seventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 10, 2014.*†

10.15	Eighth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 29, 2014.*†

10.16	Form of Employment Agreement, dated May 26, 2016 between Merit Medical Systems, Inc. and each of the following individuals: Joseph C. Wright, and Brian G. Lloyd.*†

10.17	Third Amendment to the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan dated February 13, 2015.*†

10.18	Merit Medical Systems, Inc., Restatement of the 1996 Employee Stock Purchase Plan dated July 1, 2000.*†

10.19	First Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 1, 2001.*†

10.20	Second Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated January 1, 2006.*†

10.21	Third Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 7, 2006.*†

10.22	Fourth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated February 13, 2015.*†

10.23	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021.*†

10.24	Form of First Amendment to Employment Agreement for each of Joseph C. Wright, and Brian G. Lloyd.*†

10.25	First Amendment to Lease Agreement dated May 22, 2017 for office and manufacturing facility.*

10.26	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective May 24, 2018.*†

10.27	First Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective December 14, 2018.*†

10.28	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021.*†

10.29	Employment Agreement made and entered into by and between Merit Medical Systems, Inc. and Raul Parra as of the 1st day of August, 2018.*†

10.30	Merit Medical Systems, Inc. 2019 Executive Bonus Plan, dated January 1, 2019.*†

10.31	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated August 1, 2016.*†

10.32	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2017.*†

10.33	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2019.*†

10.34	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 1, 2018.*†

10.35

Third Amended and Restated Credit Agreement entered into by and among Merit Medical Systems, Inc., Wells Fargo Bank National Association and the lenders and subsidiary guarantors named therein, dated July 9, 2019.*

10.36	Thirteenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective January 1, 2019.*†

10.37	First Amendment to the Merit Medical Systems, Inc. 2019 Executive Bonus Plan, effective June 22, 2020.*†

10.38

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

10.39	Corporate Integrity Agreement, dated October 13, 2020, by and between the OIG-HHS and Merit Medical Systems, Inc.*

10.40

Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: A. Scott Anderson, F. Ann Millner, Ed. D., Lynne N. Ward, and Thomas J. Gunderson.*†

10.41	Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, David K. Floyd, and James T. Hogan.*†

10.42	Form of Indemnification Agreement between Merit Medical Systems, Inc. and each executive officer.*†

10.43	Indemnification Agreement, dated as of June 17, 2021, between Merit Medical Systems, Inc. and Stephen C. Evans.*†

10.44	Form of Indemnification Agreement, dated as of May 19, 2022, between Merit Medical Systems, Inc. and each of Laura Kaiser and Michael McDonnell.*†

10.45	Employment Agreement between Merit Medical Systems, Inc. and Michel J. Voigt, dated December 11, 2020.*†

10.46	Employment Agreement between Merit Medical Systems, Inc. and Neil Peterson, dated May 19, 2022.*†

10.51	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.52	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and Raul Parra.*†

10.53

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2022, by and between Merit Medical Systems, Inc. and each of the following individuals: Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.54	Performance Stock Unit Award Agreement (Three Year Performance Period), dated May 19, 2022, by and between Merit Medical Systems, Inc. and Neil Peterson.*†

10.56	Second Amendment to Lease Agreement dated March 10, 2022, by and between MM (UT) QRS 11-59, Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*

10.57	Deferred Compensation Plan for Non-Employee Directors, effective as of July 22, 2022.*†

10.58	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.59

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, by and between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian G. Lloyd, Michel J. Voigt, and Joseph C. Wright.*†

10.60	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.61

Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian Lloyd and Joe Wright.*†

10.62	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, by Merit Medical Systems, Inc. and Mike Voigt.*†

10.63	Restricted Stock Unit Award Agreement, dated March 9, 2024, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.*†

10.64	Form of Restricted Stock Unit Award Agreement, dated March 4, 2024, by Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian Lloyd and Joe Wright.*†

10.65	Restricted Stock Unit Award Agreement, dated March 8, 2024, by Merit Medical Systems, Inc. and Mike Voigt.*†

10.66

Form of Restricted Stock Unit Award Agreement, dated May 16, 2024, by and between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, Lynne N. Ward and Silvia M. Perez.*†

10.67	Indemnification Agreement, dated May 15, 2024, between Merit Medical Systems, Inc. and Silvia M. Perez.*

10.68	Separation Agreement and Release of All Claims dated December 16, 2024 betewen Merit Medical Systems, Inc. and Joseph C. Wright.†

10.69

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

10.70	Amended and Restated Employment Agreement, dated June 8, 2023, by and between Merit Medical Systems, Inc. and Fred P. Lampropoulos.*

10.71	Indenture, dated as of December 8, 2023, among Merit Medical Systems, Inc., and U.S. Bank Trust Company, National Association, as trustee.*

10.72	Form of 3.00% Convertible Senior Note due 2029 (included in Exhibit 10.68).*

10.73	Form of Capped Call Confirmation.*

10.74

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

10.75	Rule 10b5-1 Trading Plan, dated August 7, 2023, between F. Ann Millner and E*TRADE Securities LLC.*

10.76	Rule 10b5-1 Trading Plan, dated March 11, 2024, between Neil W. Peterson and Morgan Stanley Smith Barney LLC.*

10.77	Rule 10b5-1 Trading Plan, dated March 15, 2024, between Raul Parra and Morgan Stanley Smith Barney LLC.*

10.78	Rule 10b5-1 Trading Plan, dated November 6, 2024, between Neil W. Peterson and Morgan Stanley Smith Barney LLC.

19.1	Corporate Policy on Insider Trading

21	Subsidiaries of Merit Medical Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

97	Policy Relating to the Recovery of Erroneously Awarded Compensation.*†

101

The following materials from the Merit Medical Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted.
(c)	Schedules:

None

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on February 25, 2025.

Signature	Capacity in Which Signed

/s/: FRED P. LAMPROPOULOS	President, Chief Executive Officer and Director
Fred P. Lampropoulos	(Principal executive officer)

/s/: RAUL PARRA	Chief Financial Officer and Treasurer
Raul Parra	(Principal financial and accounting officer)

/s/: F. ANN MILLNER	Director
F. Ann Millner

/s/: LONNY J. CARPENTER	Director
Lonny J. Carpenter

/s/: STEPHEN C. EVANS	Director
Stephen C. Evans

/s/: DAVID K. FLOYD	Director
David K. Floyd

/s/: THOMAS J. GUNDERSON	Director
Thomas J. Gunderson

/s/: LAURA S. KAISER	Director
Laura S. Kaiser

/s/: MICHAEL R. MCDONNELL	Director
Michael R. McDonnell

/s/: SILVIA M. PEREZ	Director
Silvia M. Perez

/s/: LYNNE N. WARD	Director
Lynne N. Ward