Form 10-K/A
period 2024-12-31
MERIT MEDICAL SYSTEMS INC
filed 2025-04-14
CIK 856982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of the Initial Filing (as defined below): the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders.

Auditor Name: Deloitte & Touche LLP

Auditor Location: Salt Lake City, UT

Auditor PCAOB ID: 34

EXPLANATORY NOTE

Merit Medical Systems, Inc. (the “Company,” “Merit,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on February 25, 2025 (the “Initial Filing”) solely to amend and restate Part II, Item 5 entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Initial Filing for the limited purpose of correcting the five-year cumulative total return information for NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) contained within Part II, Item 5 of the Initial Filing. The total return information for our common stock and for the NASDAQ US Benchmark TR Index presented in the Initial Filing has not been modified. This Amendment does not amend or restate any other item of the Initial Filing.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including currently dated certifications of this Amendment. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as indicated herein, this Amendment does not modify or update disclosures contained in the Initial Filing and speaks only as of the date of the Initial Filing. This Amendment does not reflect events that may have occurred subsequent to the date of the Initial Filing.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	1

SIGNATURES		3

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ US Benchmark (TR)
and NASDAQ Stocks (SIC 3840-3849)
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Dollar Value
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Date
Merit Medical Systems, Inc.
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies Surgical, Medical, and Dental Instruments and Supplies)

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
Merit Medical Systems, Inc.	$100.00	$177.80	$199.55	$226.17	$243.24	$309.68
NASDAQ US Benchmark (TR)	100.00	121.27	152.67	122.55	154.93	192.86
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	147.56	168.85	118.16	125.75	143.74

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2019 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:      Performance graph data is complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes only Merit). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025. Used with permission. All rights reserved. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2025.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos, President and
Chief Executive Officer

Exhibit Index

Exhibit 31.1 Certification

Exhibit 31.2 Certification

Exhibit 31.1

I, Fred P. Lampropoulos, certify that:

1.      I have reviewed this Amendment No. 1 on Form 10-K/A (the “Report”) of Merit Medical Systems, Inc. (the “Registrant”);

2.      Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. [intentionally omitted];

4. [intentionally omitted]; and

5.      [intentionally omitted].

Date: April 14, 2025

/s/ Fred P. Lampropoulos

Fred P. Lampropoulos

President and Chief Executive Officer

(principal executive officer)

Exhibit 31.2

I, Raul Parra, certify that:

1.      I have reviewed this Amendment No. 1 on Form 10-K/A (the “Report”) of Merit Medical Systems, Inc. (the “Registrant”);

2.      Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. [intentionally omitted];

4. [intentionally omitted]; and

5.      [intentionally omitted].

Date: April 14, 2025

/s/ Raul Parra

Raul Parra

Chief Financial Officer

(principal financial officer)