Form 10-Q
period 2025-03-31
MERIT MEDICAL SYSTEMS INC
filed 2025-04-24
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of April 22, 2025
Common Stock, no par value	59,099,536

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2025	2024
	(unaudited)
Current assets:
Cash and cash equivalents	$395,529	$376,715
Trade receivables — net of allowance for credit losses — 2025 — $10,708 and 2024 — $9,729	199,550	190,243
Other receivables	17,116	16,588
Inventories	317,936	306,063
Prepaid expenses and other current assets	25,007	28,544
Prepaid income taxes	3,417	3,286
Income tax refund receivables	80	2,335
Total current assets	958,635	923,774

Property and equipment:
Land and land improvements	27,058	25,846
Buildings	193,561	192,296
Manufacturing equipment	345,272	340,864
Furniture and fixtures	62,673	61,321
Leasehold improvements	59,447	58,770
Construction-in-progress	63,722	58,673
Total property and equipment	751,733	737,770
Less accumulated depreciation	(361,409)	(351,605)
Property and equipment — net	390,324	386,165

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2025 — $395,575 and 2024 — $377,993	414,348	431,766
Other — net of accumulated amortization — 2025 — $87,986 and 2024 — $85,343	64,628	66,499
Goodwill	464,360	463,511
Deferred income tax assets	16,100	16,044
Right-of-use operating lease assets	87,722	65,508
Other assets	71,856	65,336
Total other assets	1,119,014	1,108,664

Total assets	$2,467,973	$2,418,603

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024
	(unaudited)
Current liabilities:
Trade payables	$63,759	$68,502
Accrued expenses	118,679	134,077
Short-term operating lease liabilities	9,435	10,331
Income taxes payable	4,950	3,492
Total current liabilities	196,823	216,402

Long-term debt	730,673	729,551
Deferred income tax liabilities	247	240
Liabilities related to unrecognized tax benefits	2,118	2,118
Deferred compensation payable	18,617	19,197
Deferred credits	1,476	1,502
Long-term operating lease liabilities	77,549	54,783
Other long-term obligations	12,047	15,451
Total liabilities	1,039,550	1,039,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of March 31, 2025 and December 31, 2024	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of March 31, 2025 - 59,078 and December 31, 2024 - 58,743	718,111	703,219
Retained earnings	725,688	695,541
Accumulated other comprehensive loss	(15,376)	(19,401)
Total stockholders’ equity	1,428,423	1,379,359

Total liabilities and stockholders’ equity	$2,467,973	$2,418,603

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$355,351	$323,508
Cost of sales	183,331	171,793
Gross profit	172,020	151,715

Operating expenses:
Selling, general and administrative	107,486	94,428
Research and development	22,478	21,482
Contingent consideration expense (benefit)	1,023	(117)
Total operating expenses	130,987	115,793

Income from operations	41,033	35,922

Other income (expense):
Interest income	3,790	7,276
Interest expense	(6,568)	(8,046)
Other expense — net	(297)	(804)
Total other expense — net	(3,075)	(1,574)

Income before income taxes	37,958	34,348

Income tax expense	7,811	6,108

Net income	$30,147	$28,240

Earnings per common share
Basic	$0.51	$0.49
Diluted	$0.49	$0.48

Weighted average shares outstanding
Basic	58,897	57,958
Diluted	61,278	58,567

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$30,147	$28,240
Other comprehensive income (loss):
Cash flow hedges	(2,386)	2,972
Income tax benefit (expense)	563	(702)
Foreign currency translation adjustment	5,854	(3,404)
Income tax benefit (expense)	(6)	12
Total other comprehensive income (loss)	4,025	(1,122)
Total comprehensive income	$34,172	$27,118

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	$718,111	$725,688	$(15,376)	$1,428,423

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	$649,222	$603,424	$(12,456)	$1,240,190

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,147	$28,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,292	23,599
Loss on sale or abandonment of property and equipment	87	35
Write-off of certain intangible assets and other long-term assets	32	202
Amortization of right-of-use operating lease assets	2,984	3,122
Fair value adjustments related to contingent consideration liabilities	1,023	(117)
Amortization of deferred credits	(26)	(26)
Amortization and write-off of long-term debt issuance costs	1,414	1,477
Stock-based compensation expense	9,078	5,234
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(7,560)	(4,182)
Other receivables	(284)	(705)
Inventories	(10,599)	(382)
Prepaid expenses and other current assets	2,041	765
Income tax refund receivables	2,143	305
Other assets	(176)	(2,947)
Trade payables	4,453	(14,148)
Accrued expenses	(20,747)	(8,891)
Income taxes payable	1,918	3,651
Deferred compensation payable	(580)	1,061
Operating lease liabilities	(3,335)	(2,931)
Other long-term obligations	(733)	2,854
Total adjustments	10,425	7,976
Net cash, cash equivalents, and restricted cash provided by operating activities	40,572	36,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(21,061)	(11,682)
Intangible assets	(457)	(861)
Cash paid for notes receivable and other investments	(7,117)	(6,508)
Cash paid in acquisitions, net of cash acquired	(1,000)	(3,000)
Net cash, cash equivalents, and restricted cash used in investing activities	$(29,635)	$(22,051)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$13,152	$7,730
Payments on long-term debt	—	(24,063)
Contingent payments related to acquisitions	(52)	(78)
Payment of taxes related to an exchange of common stock	(6,145)	(1,592)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	6,955	(18,003)
Effect of exchange rates on cash, cash equivalents, and restricted cash	936	(1,319)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,828	(5,157)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	378,767	589,144
End of period	$397,595	$583,987

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	395,529	581,921
Restricted cash reported in prepaid expenses and other current assets	2,066	2,066
Total cash, cash equivalents and restricted cash	$397,595	$583,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $282 and $207, respectively)	$12,361	$2,393
Income taxes	3,784	2,066

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,813	$5,163
Acquisition purchases in accrued expenses and other long-term obligations	4,020	6,417
Merit common stock surrendered (18 and 0 shares, respectively) in exchange for exercise of stock options	1,882	—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	24,871	7,759

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2025 and 2024 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2025 and December 31, 2024, and our results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month periods ended March 31, 2025 and 2024 are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

2.   Recently Issued Accounting Standards. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

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

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2024 Annual Report on Form 10-K.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographic region for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024*
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$80,157	$57,122	$137,279	$74,804	$55,262	$130,066
Cardiac Intervention	41,399	58,342	99,741	35,337	54,839	90,176
Custom Procedural Solutions	29,228	18,714	47,942	29,254	19,269	48,523
OEM	47,028	6,723	53,751	37,150	7,459	44,609
Total	197,812	140,901	338,713	176,545	136,829	313,374

Endoscopy
Endoscopy Devices	15,752	886	16,638	9,549	585	10,134

Total	$213,564	$141,787	$355,351	$186,094	$137,414	$323,508

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include the sale of our spine devices under our OEM product categories. Revenue figures for 2024 have been recast to reflect the realignment of Merit’s portfolio of spine products, representing approximately $5.3 million in revenue, within the OEM product category to provide comparability between the reported periods.

4.   Acquisitions and Investments. On November 1, 2024, pursuant to the terms of the Asset Purchase Agreement (the “Cook Purchase Agreement”) dated September 18, 2024 between Merit and Cook Medical Holdings LLC, (“Cook”), we acquired Cook’s lead management business, which is composed of a comprehensive end-to-end portfolio of medical devices and accessories used in lead management procedures for patients who need a pacemaker or an implantable cardioverter-defibrillator lead removed or replaced. We acquired the portfolio for a purchase price of $210 million, plus the assumption of certain liabilities. We accounted for this transaction under the acquisition method of accounting as a business combination. The sales related to the acquisition have been included in our Cardiovascular segment since the acquisition date and were $9.2 million for the three-month period ended March 31, 2025. It is not practical to separately report earnings related to the acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our cardiovascular business segment. Acquisition-related costs associated with the transaction, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $5.4 million during the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

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

On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc. (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million. We accounted for the EGS Acquisition under the acquisition method of accounting as a business combination. The sales related to the EGS Acquisition have been included in our endoscopy segment since the acquisition date and were $6.6 million for the three-month period ended March 31, 2025. It is not practical to separately report earnings related to the EGS Acquisition, as we began to immediately integrate the acquisition into the existing operations, sales distribution networks and management structure of our endoscopy business segment. Acquisition-related costs associated with the EGS Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of were approximately $3.4 million during the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

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

5. Inventories. Inventories at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$163,368	$168,437
Work-in-process	36,162	27,114
Raw materials	118,406	110,512
Total inventories	$317,936	$306,063

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill by segment for the three-month period ended March 31, 2025 is detailed as follows (in thousands):

	2025
	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$446,514	$16,997	$463,511
Effect of foreign exchange	849	—	849
Goodwill balance at March 31	$447,363	$16,997	$464,360

Total accumulated goodwill impairment losses aggregated to $8.3 million as of March 31, 2025 and December 31, 2024, respectively. We did not have any goodwill impairments for the three-month periods ended March 31, 2025 or 2024.

Other intangible assets at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$32,163	$(13,278)	$18,885
Distribution agreements	3,250	(3,013)	237
License agreements	11,580	(9,330)	2,250
Trademarks	47,627	(25,170)	22,457
Customer lists	57,994	(37,195)	20,799
Total	$152,614	$(87,986)	$64,628

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$31,489	$(12,824)	$18,665
Distribution agreements	3,250	(2,994)	256
License agreements	11,557	(9,125)	2,432
Trademarks	47,613	(24,177)	23,436
Customer lists	57,933	(36,223)	21,710
Total	$151,842	$(85,343)	$66,499

Aggregate amortization expense for developed technology and other intangible assets for the three-month periods ended March 31, 2025 and 2024 was $20.0 million and $14.6 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the three-month periods ended March 31, 2025 and 2024, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2025 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2025	$62,428
2026	72,797
2027	69,127
2028	67,728
2029	56,158

7.   Income Taxes. Our provision for income taxes for the three-month periods ended March 31, 2025 and 2024 was a tax expense of $7.8 million and $6.1 million, respectively, which resulted in an effective tax rate of 20.6% and 17.8%, respectively. The increase in the effective income tax rate for the three-month period ended March 31, 2025, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as deferred compensation and increased impact of foreign income inclusions. The increase in income tax expense for the three-month period ended March 31, 2025, when compared to the prior-year period, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not anticipate a material impact to our fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules.

8.   Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(16,827)	(17,949)
Total long-term debt	730,673	729,551
Less current portion	—	—
Long-term portion	$730,673	$729,551

Future minimum principal payments on our long-term debt, as of March 31, 2025, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2025	$—
2026	—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

Term loans made under the Amended Fourth A&R Credit Agreement, as amended, bear interest, at our election, at either (i) the Base Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement) or, (ii) Adjusted Term SOFR plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Revolving credit loans bear interest, at our election, at either (a) the Base Rate plus the Applicable Margin, (b) Adjusted Term SOFR plus the Applicable Margin, (c) Adjusted Eurocurrency Rate plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement), or (d) Adjusted Daily Simple SONIA plus the Applicable Margin (as defined in the Amended Fourth A&R Credit Agreement). Swingline loans bear interest at the Base Rate plus the Applicable Margin. Interest on each loan featuring the Base Rate and each Daily Simple SONIA Loan is due and payable on the last business day of each calendar month; interest on each loan featuring the Eurocurrency Rate and each Term SOFR Loan is due and payable on the last day of each interest period applicable thereto, and if such interest period extends over three months, at the end of each three-month interval during such interest period.

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of March 31, 2025.

As of March 31, 2025, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

Convertible Notes

In December 2023, we issued convertible notes which bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, which commenced August 1, 2024 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations (as defined in the indenture governing the Convertible Notes (the “Indenture”)) of Merit and will mature on February 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the sale of the Convertible Notes were approximately $724.8 million after deducting offering and issuance costs and before the costs of the Capped Call Transactions, as described below.

The initial conversion rate of the notes will be 11.5171 shares of our common stock (the “Common Stock”) per $1,000 principal amount of notes, which equates to an initial conversion price of approximately $86.83 per share of Common Stock, subject to adjustments as provided in the Indenture upon the occurrence of certain specified events.

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of March 31, 2025, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

In addition, Holders will have the right to require Merit to repurchase all or a part of their notes upon the occurrence of a “fundamental change” (as defined in the Indenture) in cash at a fundamental change repurchase price of 100% of their principal amount plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

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

Derivatives Designated as Cash Flow Hedges

In December 2019, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $75 million with Wells Fargo wherein we fixed the one-month SOFR rate on that portion of our borrowings under the Amended Fourth A&R Credit Agreement. The term of the interest rate swap expired on July 31, 2024.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of March 31, 2025 and December 31, 2024, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $179.9 million and $117.5 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of March 31, 2025 and December 31, 2024, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $100.6 million and $95.7 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2025 and December 31, 2024, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,120	$3,771
Foreign currency forward contracts	Other assets (long-term)	526	1,064

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,533)	(1,332)
Foreign currency forward contracts	Other long-term obligations	(427)	(287)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,839	$2,595

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(877)	(1,288)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2025	2024	Location in statements of income	2025	2024	2025	2024
Interest rate swap	$—	$348	Interest expense	$(6,568)	$(8,046)	$—	$702
Foreign currency forward contracts	(1,897)	4,166	Revenue	355,351	323,508	1,021	413
			Cost of sales	(183,331)	(171,793)	(532)	427

As of March 31, 2025, $1.1 million, or $0.8 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2025	2024
Foreign currency forward contracts	Other income (expense) — net	$(158)	$883

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three-month periods ended March 31, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net income	$30,147	$28,240
Average common shares outstanding	58,897	57,958
Basic EPS	$0.51	$0.49

Average common shares outstanding	58,897	57,958
Effect of dilutive stock awards	1,018	609
Effect of dilutive convertible notes	1,363	—
Total potential shares outstanding	61,278	58,567
Diluted EPS	$0.49	$0.48

Equity awards excluded as the impact was anti-dilutive (1)	84	1,216
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three-month periods ended March 31, 2025 and 2024, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of sales
Nonqualified stock options	$346	$362
Restricted stock units	282	—
Total cost of sales	628	362
Research and development
Nonqualified stock options	326	436
Restricted stock units	343	—
Total research and development	669	436
Selling, general and administrative
Nonqualified stock options	1,283	1,682
Performance-based restricted stock units	3,581	1,867
Restricted stock units	1,724	587
Cash-settled performance-based awards	1,193	300
Total selling, general and administrative	7,781	4,436

Stock-based compensation expense before taxes	$9,078	$5,234

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the three months ended March 31, 2025 and 2024, we did not grant any stock options. As of March 31, 2025, the total remaining unrecognized compensation cost related to non-vested stock options was $9.0 million, which was expected to be recognized over a weighted average period of 1.5 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2025 and 2024, we granted Performance Stock Units which represented awards of up to 290,120 and 364,810 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the Performance Stock Units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.0%	4.4%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	28.0%	31.1%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of March 31, 2025, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $38.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

Cash-Settled Performance-Based Awards

During the three-month periods ended March 31, 2025 and 2024, we granted Performance Stock Units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.7 million and $1.6 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the three-month periods ended March 31, 2025 and 2024, we granted additional Performance Stock Units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance targets and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized in an amount equal to the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.8 million and $4.5 million for Liability Awards granted during the three-month periods ended March 31, 2025 and 2024, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our Performance Stock Units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. As of March 31, 2025 and December 31, 2024, the recorded balance associated with these Liability Awards is $3.8 million and $5.1 million, respectively, which have been classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of March 31, 2025, the total remaining unrecognized compensation cost related to Liability Awards was $7.1 million, which was expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

During the three-month periods ended March 31, 2025 and 2024, we granted restricted stock units to certain employees and non-employee directors representing 109,515 and 134,553 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of March 31, 2025, the total remaining unrecognized compensation cost related to restricted stock units was $31.4 million, which was expected to be recognized over a weighted average period of 3.1 years.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures. Our chief operating decision maker is our Chief Executive Officer, who uses segment profit or loss to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. See Note 3, Revenues from Contracts with Customers for a detailed breakout of our sales by operating segment and product category, disaggregated between domestic and international sales. Total assets by segment are not used by the CODM to assess performance or allocate resources to the Company’s segments; therefore, total assets by segment are not disclosed.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three-month periods ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$338,713	$16,638	$355,351	$313,374	$10,134	$323,508
Cost of sales standard(1)	138,440	4,363		133,066	3,109
Cost of sales other(2)	37,784	2,744		35,302	316
Selling, general and administrative expenses	100,974	6,512		91,300	3,128
Research and development expenses	21,954	524		20,916	566
Other operating expenses(3)	1,023	—		(117)	—

Income from operations	$38,538	$2,495	$41,033	$32,907	$3,015	$35,922

Total other expense — net			(3,075)			(1,574)

Income before income taxes			$37,958			$34,348
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other for all segments includes amortization expense associated with our developed technology and license agreements intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Total depreciation and amortization by operating segment for the three-month periods ended March 31, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cardiovascular	$26,970	$23,388
Endoscopy	2,322	211
Total	$29,292	$23,599

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$30,330	$30,330	$—	—
Foreign currency contract assets, current and long-term (2)	$4,485	$—	$4,485	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,837)	$—	$(2,837)	$—
Contingent consideration liabilities	$(4,429)	$—	$—	$(4,429)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,034	$10,034	$—	—
Marketable securities (4)	$92	$92	$—	—
Foreign currency contract assets, current and long-term (2)	$7,430	$—	$7,430	$—
Foreign currency contract liabilities, current and long-term (3)	$(2,907)	$—	$(2,907)	$—
Contingent consideration liabilities	$(3,486)	$—	$—	$(3,486)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. The fund is recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.
(4)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three-month periods ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$3,486	$3,447
Contingent consideration expense	1,023	(117)
Contingent payments made	(80)	(105)
Ending balance	$4,429	$3,225

As of March 31, 2025, $1.6 million in contingent consideration liability was included in other long-term obligations and $2.8 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2024, $3.1 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $0.1 million and $0.1 million for the three-month periods ended March 31, 2025 and 2024, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at March 31, 2025 and December 31, 2024 (amounts in thousands):

	Fair value at
	March 31,	Valuation			Weighted
Contingent consideration liability	2025	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$1,876	Discounted cash flow	Discount rate	14.0% - 16.0%	14.7%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$90	Monte Carlo simulation	Discount rate	12.0%
			Projected year of payments	2025-2041	2041

Regulatory approval contingent liability	$2,463	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	100.0%
			Projected year of payment	2025	2025

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,217	Discounted cash flow	Discount rate	14.0% - 16.0%	14.6%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2025-2040	2039

Regulatory approval contingent liability	$1,181	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2025-2026	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

The contingent consideration liability is re-measured to fair value each reporting period. Significant increases or decreases in projected revenues, based on our most recent internal operational budgets and long-range strategic plans, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement. Our determination of the fair value of the contingent consideration liability could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We intend to record any such change in the fair value of contingent consideration liability to operating expenses in our consolidated statements of income.

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt under our Amended Fourth A&R Credit Agreement re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. The fair value of our long-term debt under our Convertible Notes was $1,016.6 million as of March 31, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $25.9 million and $22.8 million at March 31, 2025 and December 31, 2024, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the three-month periods ended March 31, 2025 and 2024, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $13.5 million and $9.4 million as of March 31, 2025 and December 31, 2024, respectively. Long-term notes receivable increased $4.0 million for the three-month period ended March 31, 2025 related to a loan issued to Protaryx Medical Inc. (“Protaryx”). As of March 31, 2025 and December 31, 2024, we had an allowance for current expected credit losses of $1.6 million and $1.4 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$1,366	$568
Provision for credit loss expense	268	820
Ending balance	$1,634	$1,388

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2025 and 2024 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive income (loss)	(1,897)	5,854	3,957
Income taxes	563	(6)	557
Reclassifications to:
Revenue	(1,021)		(1,021)
Cost of sales	532		532
Net other comprehensive income (loss)	(1,823)	5,848	4,025

Balance as of March 31, 2025	$942	$(16,318)	$(15,376)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive income (loss)	4,514	(3,404)	1,110
Income taxes	(702)	12	(690)
Reclassifications to:
Revenue	(413)		(413)
Cost of sales	(427)		(427)
Interest expense	(702)		(702)
Net other comprehensive income (loss)	2,270	(3,392)	(1,122)

Balance as of March 31, 2024	$3,932	$(16,388)	$(12,456)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2024 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report.

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

For the three-month period ended March 31, 2025, we reported sales of $355.4 million, an increase of $31.8 million or 9.8% compared to sales for the three-month period ended March 31, 2024 of $323.5 million. Foreign currency fluctuations (net of hedging) decreased our net sales by $(3.4) million for the three-month period ended March 31, 2025, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 48.4% for the three-month period ended March 31, 2025 compared to 46.9% for the three-month period ended March 31, 2024.

Net income for the three-month period ended March 31, 2025 was $30.1 million, or $0.49 per share, compared to net income of $28.2 million, or $0.48 per share, for the three-month period ended March 31, 2024.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2025 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended March 31, 2025 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in our Rest of World (“ROW”) and Europe, the Middle East and Africa (“EMEA) regions.
●	As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $397.6 million and net available borrowing capacity under our Fourth A&R Credit Agreement of approximately $697 million.
●	The United States recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. In April 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including significant tariffs between the U.S. and China, a significant market for our products and a source of a portion of our manufacturing inputs. While the long-term effects remain uncertain, we continue to closely monitor the evolving trade policy environment which presents a mix of impacts, including, among other impacts, the potential for increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors in this report.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Net sales	100%	100%
Gross profit	48.4	46.9
Selling, general and administrative expenses	30.2	29.2
Research and development expenses	6.3	6.6
Contingent consideration expense	0.3	(0.0)
Income from operations	11.5	11.1
Other expense — net	(0.9)	(0.5)
Income before income taxes	10.7	10.6
Net income	8.5	8.7

Sales

Sales for the three-month period ended March 31, 2025 increased by 9.8%, or $31.8 million, compared to the corresponding period in 2024. Listed below are the sales by product category within each of our financial reporting segments for the three-month periods ended March 31, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2025	2024*
Cardiovascular
Peripheral Intervention	5.5%	$137,279	$130,066
Cardiac Intervention	10.6%	99,741	90,176
Custom Procedural Solutions	(1.2)%	47,942	48,523
OEM	20.5%	53,751	44,609
Total	8.1%	338,713	313,374

Endoscopy
Endoscopy Devices	64.2%	16,638	10,134

Total	9.8%	$355,351	$323,508

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include the sale of our spine devices under our OEM product categories. Revenue figures for 2024 have been recast to reflect the realignment of Merit’s portfolio of spine products, representing approximately $5.3 million in revenue, within the OEM product category to provide comparability between the reported periods.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended March 31, 2025 were $338.7 million, up 8.1% when compared to the corresponding period of 2024 of $313.4 million. Sales for the three-month period ended March 31, 2025 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $7.2 million, or 5.5%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our access, embolotherapy and delivery systems products.
(b)	Cardiac intervention products, which increased by $9.6 million, or 10.6%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”) and fluid management products.
(c)	OEM products, which increased by $9.1 million, or 20.5%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our kits and access, intervention and angiography products, offset partially by decreased sales of our CRM/EP and coatings products.

The foregoing increase in sales for the three-month period ended March 31, 2025 was partially offset by decreased sales of:

(d)	Custom procedural solutions products, which decreased by $(0.6) million, or (1.2)%, from the corresponding period of 2024. This decrease was driven primarily by decreased sales of our kits.

Endoscopy Sales. Our endoscopy sales for the three-month period ended March 31, 2025 were $16.6 million, up 64.2% when compared to sales in the corresponding period of 2024 of $10.1 million. Sales for the three-month period ended March 31, 2025 compared to the corresponding period in 2024 were favorably affected by $6.6 million in sales of the EsophyX® Z+ device acquired from EGS in July 2024.

Geographic Sales

Listed below are sales by geography for the three-month periods ended March 31, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2025	2024
United States	14.8%	$213,564	$186,094
International	3.2%	141,787	137,414
Total	9.8%	$355,351	$323,508

United States Sales. U.S. sales for the three-month period ended March 31, 2025 were $213.6 million, or 60.1% of net sales, up 14.8% when compared to the corresponding period of 2024. The increase in our domestic sales for the three-month period ended March 31, 2025, compared to the corresponding period of 2024 was driven primarily by our U.S. Direct, OEM and Endoscopy businesses.

International Sales. International sales for the three-month period ended March 31, 2025 were $141.8 million, or 39.9% of net sales, up 3.2% when compared to the corresponding period of 2024 of $137.4 million. The increase in our international sales for the three-month period ended March 31, 2025, compared to the corresponding period of 2024 included increased sales in our ROW operations of $2.4 million or 17.7% and our EMEA operations of $2.3 million or 3.7%, partially offset by decreased sales in our APAC operations of $(0.3) million or (0.5)%.

Gross Profit

Our gross profit as a percentage of sales increased to 48.4% for the three-month period ended March 31, 2025, compared to 46.9% for the three-month period ended March 31, 2024. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $13.1 million, or 13.8%, for the three-month period ended March 31, 2025 compared to the corresponding period of 2024. As a percentage of sales, SG&A expenses were 30.2% for the three-month period ended March 31, 2025, compared to 29.2% for the corresponding period of 2024. For the three-month period ended March 31, 2025, SG&A expenses increased compared to the corresponding period of 2024, primarily due to an increase in labor-related costs associated with headcount additions, including those in connection with the EGS and Cook Acquisitions, and increased advertising and promotional expenses.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended March 31, 2025 were $22.5 million, up 4.6%, when compared to R&D expenses in the corresponding period of 2024 of $21.5 million. For the three-month period ended March 31, 2025, R&D expenses increased compared to the corresponding period of 2024 primarily due to increased R&D activity, partially offset by a decrease  in regulatory costs associated with clinical trials.

Contingent Consideration Expense (Benefit). For the three-month period ended March 31, 2025, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $1.0 million, compared to contingent consideration benefit of $ (0.1) million for the three-month period ended March 31, 2024. Expense (benefit) in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating Income
Cardiovascular	$38,538	$32,907
Endoscopy	2,495	3,015
Total operating income	$41,033	$35,922

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended March 31, 2025 was $38.5 million, compared to cardiovascular operating income in the corresponding period of 2024 of $32.9 million. The increase in cardiovascular operating income during the three-month period ended March 31, 2025 compared to the corresponding period of 2024 was primarily a result of higher sales ($338.7 million compared to $313.4 million) and higher gross margin, partially offset by higher SG&A, R&D and contingent consideration expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended March 31, 2025 was $2.5 million, compared to endoscopy operating income of $3.0 million for the corresponding period of 2024. The decrease in endoscopy operating income for the three-month period ended March 31, 2025 compared to the corresponding period of 2024 was primarily a result of a lower gross margin due to increased amortization expense associated with the EGS acquisition and increased SG&A expenses associated with higher labor related costs due to headcount additions in connection with the integration activities for the EGS Acquisition, partially offset by increased sales.

Other Expense – Net

Our other expense for the three-month periods ended March 31, 2025 and 2024 was $3.1 million and $1.6 million, respectively. The increase in other expense for the three-month period ended March 31, 2025 compared to the corresponding period of 2024 were primarily related to decreased interest income associated with reduced cash and cash equivalent balances, partially offset by a decrease in interest expense as a result of having no outstanding amounts due under the term loan of our Amended Fourth A&R Credit Agreement for the three-month period ended March 31, 2025.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2025 and 2024 was a tax expense of $7.8 million and $6.1 million, respectively, which resulted in an effective tax rate of 20.6% and 17.8%, respectively. The increase in the effective income tax rate for the three-month period ended March 31, 2025, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as deferred compensation and the impact of increased foreign income inclusions.

Net Income

Our net income for the three-month periods ended March 31, 2025 and 2024 was $30.1 million and $28.2 million, respectively. The increase in our net income for the three-month period ended March 31, 2025 was the result of several principal factors, including higher sales and gross margin, partially offset by higher SG&A and R&D expenses, contingent consideration expense, other expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of March 31, 2025 and December 31, 2024, our current assets exceeded current liabilities by $761.8 million and $707.4 million, respectively, and we had cash, cash equivalents and restricted cash of $397.6 million and $378.8 million, respectively, of which $57.2 million and $50.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2025, and December 31, 2024, we had cash, cash equivalents and restricted cash of $21.5 million and $18.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $40.6 million and $36.2 million during the three-month periods ended March 31, 2025 and 2024, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $30.1 million and $28.2 million for the three-month periods ended March 31, 2025 and 2024, respectively.
●	Depreciation and amortization was approximately $29.3 million and $23.6 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in depreciation and amortization for the three months ended March 31, 2025 was primarily associated with the amortization of developed technology and other intangible assets acquired from EGS and Cook.
●	Cash used for inventories was approximately $10.6 million and $0.4 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in inventories during 2025 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash provided by (used for) trade payables was $4.5 million and $(14.1) million for the three-month periods ended March 31, 2025 and 2024, respectively, due primarily to the timing of payments.
●	Cash used for accrued expenses was $20.7 million and $8.9 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in cash used for accrued expenses between the periods was primarily related to a semi-annual payment of interest associated with the Convertible Notes which commenced August 1, 2024.

Cash flows used in investing activities. We used cash in investing activities of $29.6 million and $22.1 million for the three-month periods ended March 31, 2025 and 2024, respectively. We used cash for capital expenditures of property and equipment of $21.1 million and $11.7 million in the three-month periods ended March 31, 2025 and 2024, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and in 2025 includes costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $90 to $100 million in 2025 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $7.1 million and $6.5 million for the three-month periods ended March 31, 2025 and 2024, respectively. Cash outflows invested in acquisitions were $1.0 million for the three-month period ended March 31, 2025 and were related to the first deferred payment from our asset purchase agreement with SSI. Cash outflows invested in acquisitions were $3.0 million for the three months ended March 31, 2024 and were related to the initial payment for the acquisition of assets from SSI.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the three-month periods ended March 31, 2025 and 2024 was $7.0 million and $(18.0) million, respectively. For the three-month period ended March 31, 2024, we had cash used in financing activities primarily attributable to repayment of net borrowings under our Amended Fourth A&R Credit Agreement in an aggregate amount of $24.1 million. We had cash proceeds from the issuance of Common Stock of $13.2 million and $7.7 million for the three-month periods ended March 31, 2025 and 2024, respectively, related to the exercise of non-qualified stock options.

As of March 31, 2025, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $2.9 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of March 31, 2025 and December 31, 2024 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2025 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

•	statements proceeded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
•	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenues or other financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
•	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements proceeded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

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

The following are some of the important risks and uncertainties that could cause our actual results to differ from our expectations in any forward-looking statements: inherent risks and uncertainties associated with Merit’s integration of businesses or products acquired from third parties, including the businesses and products acquired from Cook Medical Holdings LLC in November 2024 and from EndoGastric Solutions, Inc. in July 2024, and Merit’s ability to achieve the anticipated financial results, product development and other anticipated benefits of such acquisitions; shifts in trade policies in the U.S. or other countries, including new or modified tariffs or other measures; effects of the Convertible Notes on Merit’s net income and earnings per share performance; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other judicial proceedings affecting Merit; consequences associated with a Corporate Integrity Agreement executed between Merit and the U.S. Department of Justice; failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect our effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors affecting our business, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC, which we update in Part II, Item 1A. “Risk Factors” in this report and may further update in subsequent Quarterly Reports on Form 10-Q that we will file hereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2024 Annual Report on Form 10-K. In the three-month period ended March 31, 2025, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2024 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2024 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factor below updates the corresponding disclosure under the same heading in the 2024 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2024 Annual Report on Form 10-K.

Changes in economic and geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations and financial condition.

Our operations and performance are significantly impacted by global, regional and U.S. economic and geopolitical conditions. The global macroeconomic environment continues to be challenging due to the effects of inflation, instability in global credit markets, uncertainty regarding global central bank monetary policy, instability in the geopolitical environment in many parts of the world, current economic challenges in China, and other factors. Periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine, tensions in the Middle East and China-Taiwan relations, may result in (i) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions, as well as general ecosystem disruptions, could result in reputational harm, operational delays, monetary fines, lost revenues, increased costs, lost export privileges or criminal sanctions.

The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. Many of the announced tariffs apply to countries from which we import our raw materials, component parts and finished products, including Mexico, Ireland and China, which could significantly increase our manufacturing costs. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. We are currently evaluating the potential impact of the imposition of tariffs on our business and financial condition. However, the ultimate impact of any announced or future tariffs will depend on various factors, including (i) whether such tariffs are ultimately implemented, (ii) the timing and duration of implementation and the amount, scope and nature of such tariffs and (iii) potential exclusions from the application of those tariffs.

Additionally, potential tariffs or other U.S. trade policy measures could trigger retaliatory actions by other countries, including by countries that are significant markets for our products, such as China. For example, in response to the recent tariffs announced by the U.S. government, on April 12, 2025, China imposed a 125% tariff on goods imported from the U.S., which could significantly increase our expenses on some of our products sold in China. The escalation of trade tensions could impact Merit in a variety of ways, including (i) increases in manufacturing costs, including with respect to our products manufactured in the U.S., Mexico and Ireland, (ii) disruptions or delays to our global supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, operations and financial condition.

Furthermore, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, significant inflation, and ultimately reduced demand for our products.   Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital expenditures, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

The above factors, as well as other economic and geopolitical factors in the U.S. and abroad, could have a material adverse effect on our business, operations and financial condition, including:

●	changes in economic, monetary and fiscal policies in the U.S. and abroad;
●	a global or regional economic slowdown in any of our market segments;
●	public health crises, and government and social responses;
●	government cost-reduction initiatives, including such initiatives implemented by the Trump administration;
●	policies in various countries that favor domestic industries or restrict foreign companies;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid escalation of the cost of regulatory compliance and litigation; and
●	credit risks, longer payment cycles and other challenges in collecting accounts receivable.

ITEM 5. OTHER INFORMATION

On February 28, 2025, David K. Floyd, a member of our Board of Directors, adopted a trading arrangement (the “Floyd Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Floyd Rule 10b5-1 Trading Plan provides for the sale of up to 5,021 shares of Common Stock issued under the terms of certain restricted stock units granted to Mr. Floyd by Merit.  The Floyd Rule 10b5-1 Trading Plan will terminate on June 2, 2026, unless terminated earlier pursuant to the terms of the Floyd Rule 10b5-1 Trading Plan.

On February 28, 2025, Michael R. McDonnell, a member of our Board of Directors, adopted a trading arrangement (the “McDonnell Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The McDonnell Rule 10b5-1 Trading Plan provides for the sale of up to 3,500 shares of Common Stock issued or issuable under the terms of certain restricted stock units granted to Mr. McDonnell by Merit. The McDonnell Rule 10b5-1 Trading Plan will terminate on June 30, 2025, unless terminated earlier pursuant to the terms of the McDonnell Rule 10b5-1 Trading Plan.

Other than with respect to the Floyd Rule 10b5-1 Trading Plan and the McDonnell Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended March 31, 2025. The foregoing description of the Floyd Rule 10b5-1 Trading Plan and the McDonnell Rule 10b5-1 Trading Plan are summaries only and are qualified in their entirety by reference to those plans, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation.*
3.2	Fourth Amended and Restated Bylaws.*
10.1	Rule 10b5-1 Trading Plan, dated February 28, 2025, between David K. Floyd and Charles Schwab & Co., Inc.
10.2	Rule 10b5-1 Trading Plan, dated February 28, 2025, between Michael R. McDonnell and Morgan Stanley Smith Barney LLC.
10.3	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.4	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, by and between Merit Medical Systems, Inc. and Raul Parra.†
10.5	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, by and between Merit Medical Systems, Inc. and Brian Lloyd.†
10.6	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, by and between Merit Medical Systems, Inc. and Neil Peterson.†
10.7	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, by and between Merit Medical Systems, Inc. and Mike Voigt.†
10.8	Restricted Stock Unit Award Agreement, dated February 28, 2025, by and between Merit Medical Systems, Inc. and Fred Lampropoulos.†
10.9	Restricted Stock Unit Award Agreement, dated February 28, 2025, by and between Merit Medical Systems, Inc. and Raul Parra.†
10.10	Restricted Stock Unit Award Agreement, dated February 28, 2025, by and between Merit Medical Systems, Inc. and Brian Lloyd.†
10.11	Restricted Stock Unit Award Agreement, dated February 28, 2025, by and between Merit Medical Systems, Inc. and Neil Peterson.†
10.12	Restricted Stock Unit Award Agreement, dated February 28, 2025, by and between Merit Medical Systems, Inc. and Mike Voigt.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

* These exhibits are incorporated herein by reference.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

Date: April 24, 2025	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos
Chief Executive Officer and President

Date: April 24, 2025	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer