Form 10-Q
period 2025-06-30
MERIT MEDICAL SYSTEMS INC
filed 2025-07-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of July 28, 2025
Common Stock, no par value	59,219,117

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2025	2024
	(unaudited)
Current assets:
Cash and cash equivalents	$341,819	$376,715
Trade receivables — net of allowance for credit losses — 2025 — $10,108 and 2024 — $9,729	204,162	190,243
Other receivables	14,292	16,588
Inventories	323,309	306,063
Prepaid expenses and other current assets	30,162	28,544
Prepaid income taxes	3,543	3,286
Income tax refund receivables	5,785	2,335
Total current assets	923,072	923,774

Property and equipment:
Land and land improvements	30,467	25,846
Buildings	198,505	192,296
Manufacturing equipment	353,119	340,864
Furniture and fixtures	64,102	61,321
Leasehold improvements	60,649	58,770
Construction-in-progress	74,850	58,673
Total property and equipment	781,692	737,770
Less accumulated depreciation	(371,707)	(351,605)
Property and equipment — net	409,985	386,165

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2025 — $414,713 and 2024 — $377,993	489,975	431,766
Other — net of accumulated amortization — 2025 — $90,872 and 2024 — $85,343	72,183	66,499
Goodwill	504,555	463,511
Deferred income tax assets	16,243	16,044
Right-of-use operating lease assets	89,279	65,508
Other assets	80,753	65,336
Total other assets	1,252,988	1,108,664

Total assets	$2,586,045	$2,418,603

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024
	(unaudited)
Current liabilities:
Trade payables	$69,066	$68,502
Accrued expenses	140,204	134,077
Short-term operating lease liabilities	10,262	10,331
Income taxes payable	6,040	3,492
Total current liabilities	225,572	216,402

Long-term debt	731,795	729,551
Deferred income tax liabilities	26,925	240
Liabilities related to unrecognized tax benefits	2,169	2,118
Deferred compensation payable	19,800	19,197
Deferred credits	1,450	1,502
Long-term operating lease liabilities	78,496	54,783
Other long-term obligations	11,790	15,451
Total liabilities	1,097,997	1,039,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of June 30, 2025 and December 31, 2024	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of June 30, 2025 - 59,218 and December 31, 2024 - 58,743	734,841	703,219
Retained earnings	758,269	695,541
Accumulated other comprehensive loss	(5,062)	(19,401)
Total stockholders’ equity	1,488,048	1,379,359

Total liabilities and stockholders’ equity	$2,586,045	$2,418,603

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$382,462	$338,003	$737,813	$661,511
Cost of sales	197,975	176,903	381,306	348,696
Gross profit	184,487	161,100	356,507	312,815

Operating expenses:
Selling, general and administrative	113,097	94,585	220,583	189,013
Research and development	24,367	20,263	46,845	41,745
Contingent consideration expense	143	306	1,166	189
Total operating expenses	137,607	115,154	268,594	230,947

Income from operations	46,880	45,946	87,913	81,868

Other income (expense):
Interest income	3,761	7,561	7,551	14,837
Interest expense	(6,775)	(7,679)	(13,343)	(15,725)
Other (expense) income — net	(487)	15	(784)	(789)
Total other expense — net	(3,501)	(103)	(6,576)	(1,677)

Income before income taxes	43,379	45,843	81,337	80,191

Income tax expense	10,798	10,117	18,609	16,225

Net income	$32,581	$35,726	$62,728	$63,966

Earnings per common share
Basic	$0.55	$0.61	$1.06	$1.10
Diluted	$0.54	$0.61	$1.03	$1.09

Weighted average shares outstanding
Basic	59,140	58,139	59,019	58,049
Diluted	60,611	58,740	60,945	58,653

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$32,581	$35,726	$62,728	$63,966
Other comprehensive income (loss):
Cash flow hedges	(1,663)	(1,711)	(4,049)	1,261
Income tax benefit (expense)	393	404	956	(298)
Foreign currency translation adjustment	13,200	(1,688)	19,054	(5,092)
Income tax benefit (expense)	(1,616)	22	(1,622)	34
Total other comprehensive income (loss)	10,314	(2,973)	14,339	(4,095)
Total comprehensive income	$42,895	$32,753	$77,067	$59,871

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total

Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	718,111	725,688	(15,376)	1,428,423
Net income			32,581		32,581
Other comprehensive income				10,314	10,314
Stock-based compensation expense		9,868			9,868
Options exercised	114	6,523			6,523
Issuance of common stock under Employee Stock Purchase Plan	4	339			339
Shares issued from time-vested restricted stock units	22	—			—
Balance — June 30, 2025	59,218	$734,841	$758,269	$(5,062)	$1,488,048

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	649,222	603,424	(12,456)	1,240,190
Net income			35,726		35,726
Other comprehensive loss				(2,973)	(2,973)
Stock-based compensation expense		6,301			6,301
Options exercised	66	2,913			2,913
Issuance of common stock under Employee Stock Purchase Plan	4	288			288
Shares issued from time-vested restricted stock units	20	—			—
Balance — June 30, 2024	58,192	$658,724	$639,150	$(15,429)	$1,282,445

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,728	$63,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,313	47,690
Gain on disposition of business	(249)	—
Loss on sale or abandonment of property and equipment	315	79
Write-off of certain intangible assets and other long-term assets	82	280
Amortization of right-of-use operating lease assets	5,766	6,063
Fair value adjustments related to contingent consideration liabilities	1,166	189
Amortization of deferred credits	(52)	(52)
Amortization and write-off of long-term debt issuance costs	2,828	2,954
Stock-based compensation expense	19,951	12,245
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(7,310)	(6,901)
Other receivables	2,817	(499)
Inventories	(11,720)	3,119
Prepaid expenses and other current assets	(2,575)	(2,306)
Income tax refund receivables	(3,653)	(3,621)
Other assets	(1,471)	(2,968)
Trade payables	3,697	(7,096)
Accrued expenses	(2,740)	(2,804)
Income taxes payable	1,537	(3,869)
Deferred compensation payable	603	1,421
Operating lease liabilities	(5,925)	(5,962)
Other long-term obligations	(2,229)	2,794
Total adjustments	61,151	40,756
Net cash, cash equivalents, and restricted cash provided by operating activities	123,879	104,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(34,812)	(22,309)
Intangible assets	(1,296)	(1,576)
Proceeds from the sale of property and equipment	45	2
Proceeds from disposition of business	249	—
Cash paid for notes receivable and other investments	(14,617)	(9,723)
Cash paid in acquisitions, net of cash acquired	(122,555)	(4,932)
Net cash, cash equivalents, and restricted cash used in investing activities	$(172,986)	$(38,538)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$20,014	$10,931
Payments on long-term debt	—	(24,063)
Contingent payments related to acquisitions	(2,567)	(142)
Payment of taxes related to an exchange of common stock	(6,145)	(1,592)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	11,302	(14,866)
Effect of exchange rates on cash, cash equivalents, and restricted cash	2,953	(1,750)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,852)	49,568

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	378,767	589,144
End of period	$343,915	$638,712

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	341,819	636,658
Restricted cash reported in prepaid expenses and other current assets	2,096	2,054
Total cash, cash equivalents and restricted cash	$343,915	$638,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $594 and $428, respectively)	$13,530	$4,404
Income taxes	19,658	22,619

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$9,062	$5,411
Acquisition purchases in accrued expenses and other long-term obligations	4,068	4,553
Merit common stock surrendered (18 and 0 shares, respectively) in exchange for exercise of stock options	1,882	—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	28,504	8,167

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2025 and 2024 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The results of operations presented in these interim consolidated financial statements are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

2.   Recently Issued Accounting Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographic region for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024*
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$83,987	$58,860	$142,847	$77,627	$56,759	$134,386
Cardiac Intervention	46,100	69,151	115,251	36,830	56,477	93,307
Custom Procedural Solutions	32,710	20,924	53,634	30,454	19,678	50,132
OEM	46,932	5,361	52,293	40,241	9,749	49,990
Total	209,729	154,296	364,025	185,152	142,663	327,815

Endoscopy
Endoscopy Devices	17,353	1,084	18,437	9,512	676	10,188

Total	$227,082	$155,380	$382,462	$194,664	$143,339	$338,003

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024*
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$164,144	$115,982	$280,126	$152,431	$112,021	$264,452
Cardiac Intervention	87,499	127,493	214,992	72,167	111,316	183,483
Custom Procedural Solutions	61,938	39,638	101,576	59,708	38,947	98,655
OEM	93,960	12,084	106,044	77,391	17,208	94,599
Total	407,541	295,197	702,738	361,697	279,492	641,189

Endoscopy
Endoscopy Devices	33,105	1,970	35,075	19,061	1,261	20,322

Total	$440,646	$297,167	$737,813	$380,758	$280,753	$661,511

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $5.7 million and $11.0 million in revenue for the three and six-month periods ended June 30, 2024, within the OEM product category to provide comparability between the reported periods.

4.   Acquisitions and Investments. On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $6.3 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. During the six-month period ended June 30, 2025, our net sales of Biolife products were approximately $1.4 million. It is not practical to separately report earnings related to the products acquired in connection with the Biolife Merger, as we cannot split our sales costs related solely to the Biolife products, principally because our sales representatives sell multiple products (including the Biolife products) in our cardiovascular business segment. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $2.0 million for the six-month period ended June 30, 2025. The following table summarizes the preliminary purchase price allocated to the net assets acquired in connection with the Biolife Merger (in thousands):

Assets Acquired
Cash and cash equivalents	$7,380
Trade receivables	1,562
Inventories	1,748
Prepaid expenses and other current assets	172
Property and equipment	4,609
Intangible assets
Developed technology	92,700
Trademarks	3,800
Customer list	4,600
Goodwill	38,286
Total assets acquired	154,857

Liabilities Assumed
Trade payables	133
Accrued expenses	1,551
Income taxes payable	26
Deferred income tax liabilities	26,661
Liabilities related to unrecognized tax benefits	51
Other long-term obligations	139
Total liabilities assumed	28,561
Total assets acquired, net of liabilities assumed	126,296
Less: Cash acquired	(7,380)
Purchase price, net of cash acquired	$118,916

We are amortizing the Biolife developed technology intangible assets over 12 years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Biolife to be 12 years. The goodwill consists largely of the synergies expected from combining operations and is not expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the Biolife Acquisition are not material in relation to reported sales.

On November 1, 2024, pursuant to the terms of the Asset Purchase Agreement (the “Cook Purchase Agreement”) dated September 18, 2024 between Merit and Cook Medical Holdings LLC, (“Cook”), we acquired Cook’s lead management business, which is composed of a comprehensive end-to-end portfolio of medical devices and accessories used in lead management procedures for patients who need a pacemaker or an implantable cardioverter-defibrillator lead removed or replaced. We acquired the portfolio for a purchase price of $210 million, plus the assumption of certain liabilities. We accounted for this transaction under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the transaction, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2024 Annual Report on Form 10-K were approximately $5.4 million during the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

Assets Acquired
Intangible assets
Developed technology	$126,100
Trademarks	7,100
Customer list	11,100
Goodwill	65,897
Total assets acquired	210,197

Liabilities Assumed
Accrued expenses	197
Total liabilities assumed	197

Total net assets acquired	$210,000

We are amortizing the Cook developed technology intangible assets over ten years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Cook to be 10.3 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects on our consolidated results of operations of the Cook acquisition are not material in relation to reported sales and it was deemed impracticable to obtain information to determine earnings associated with the acquired product lines which represent only a small portion of the product lines of a large, consolidated company without standalone financial information.

On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc. (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million. We accounted for the EGS Acquisition under the acquisition method of accounting as a business combination. The sales related to the EGS Acquisition have been included in our endoscopy segment since the acquisition date. Acquisition-related costs associated with the EGS Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2024 Annual Report on Form 10-K were approximately $3.4 million during the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

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

5. Inventories. Inventories at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$170,277	$168,437
Work-in-process	36,030	27,114
Raw materials	117,002	110,512
Total inventories	$323,309	$306,063

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill by segment for the six-month period ended June 30, 2025 is detailed as follows (in thousands):

	2025
	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$446,514	$16,997	$463,511
Effect of foreign exchange	2,758	—	2,758
Additions and adjustments as the result of acquisitions	38,286	—	38,286
Goodwill balance at June 30	$487,558	$16,997	$504,555

Total accumulated goodwill impairment losses aggregated to $8.3 million as of June 30, 2025 and December 31, 2024, respectively. We did not have any goodwill impairments for the three and six-month periods ended June 30, 2025 or 2024.

Other intangible assets at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,078	$(13,786)	$19,292
Distribution agreements	3,250	(3,031)	219
License agreements	12,595	(9,608)	2,987
Trademarks	51,456	(26,233)	25,223
Customer lists	62,676	(38,214)	24,462
Total	$163,055	$(90,872)	$72,183

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$31,489	$(12,824)	$18,665
Distribution agreements	3,250	(2,994)	256
License agreements	11,557	(9,125)	2,432
Trademarks	47,613	(24,177)	23,436
Customer lists	57,933	(36,223)	21,710
Total	$151,842	$(85,343)	$66,499

Aggregate amortization expense for developed technology and other intangible assets for the three and six-month periods ended June 30, 2025 was $21.5 million and $41.5 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2024 was $14.8 million and $29.4 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the six-month periods ended June 30, 2025 and 2024, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2025 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2025	$45,989
2026	81,813
2027	78,208
2028	76,670
2029	65,166

7.   Income Taxes. Our provision for income taxes for the three-month periods ended June 30, 2025 and 2024 was a tax expense of $10.8 million and $10.1 million, respectively, which resulted in an effective tax rate of 24.9% and 22.1%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2025 and 2024 was a tax expense of $18.6 million and $16.2 million, respectively, which resulted in an effective tax rate of 22.9% and 20.2%, respectively. The increase in the effective income tax rate and income tax expense for the three and six-month periods ended June 30, 2025, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and contingent liabilities and increased permanent tax differences in foreign jurisdictions. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, were intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not anticipate a material impact to our fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules.

On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025, in accordance with ASC 740, Income Taxes. The Company is currently evaluating the impact of the new legislation and its impact on the consolidated financial statements. We currently do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

8.   Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Convertible notes	747,500	747,500
Less unamortized debt issuance costs	(15,705)	(17,949)
Total long-term debt	731,795	729,551
Less current portion	—	—
Long-term portion	$731,795	$729,551

Future minimum principal payments on our long-term debt, as of June 30, 2025, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2025	$—
2026	—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of June 30, 2025.

As of June 30, 2025, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of June 30, 2025, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of June 30, 2025 and December 31, 2024, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $168.9 million and $117.5 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of June 30, 2025 and December 31, 2024, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $114.5 million and $95.7 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2025 and December 31, 2024, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,439	$3,771
Foreign currency forward contracts	Other assets (long-term)	899	1,064

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,968)	(1,332)
Foreign currency forward contracts	Other long-term obligations	(1,167)	(287)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,933	$2,595

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,153)	(1,288)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2025	2024	Location in statements of income	2025	2024	2025	2024
Interest rate swap	$—	$(197)	Interest expense	$(6,775)	$(7,679)	$—	$699
Foreign currency forward contracts	(1,396)	(31)	Revenue	382,462	338,003	509	427
			Cost of sales	(197,975)	(176,903)	(242)	357

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2025	2024	Location in statements of income	2025	2024	2025	2024
Interest rate swap	$—	$151	Interest expense	$(13,343)	$(15,725)	$—	$1,401
Foreign currency forward contracts	(3,293)	4,135	Revenue	737,813	661,511	1,530	840
			Cost of sales	(381,306)	(348,696)	(774)	784

As of June 30, 2025, $0.2 million, or $0.2 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2025	2024	2025	2024
Foreign currency forward contracts	Other income (expense) — net	$1,340	$645	$1,182	$1,528

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

SEC Inquiry

Commencing in January 2022, we have received requests from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China (the “SEC Inquiry”). We are cooperating with the requests, investigating the matter and are engaged in steps in furtherance of reaching a resolution to the matter. Currently, we are unable to predict the scope, timing, significance or outcome of the SEC Inquiry or estimate a reasonably possible loss or range of loss associated with the matter. It is possible that the ultimate resolution of the SEC Inquiry, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial position, results of operations or liquidity.

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$32,581	$35,726	$62,728	$63,966
Average common shares outstanding	59,140	58,139	59,019	58,049
Basic EPS	$0.55	$0.61	$1.06	$1.10

Average common shares outstanding	59,140	58,139	59,019	58,049
Effect of dilutive stock awards	751	601	884	604
Effect of dilutive convertible notes	720	—	1,042	—
Total potential shares outstanding	60,611	58,740	60,945	58,653
Diluted EPS	$0.54	$0.61	$1.03	$1.09

Equity awards excluded as the impact was anti-dilutive (1)	245	802	165	1,009
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three and six-month periods ended June 30, 2025 and 2024, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales
Nonqualified stock options	$305	$363	$651	$725
Restricted stock units	340	—	622	—
Total cost of sales	645	363	1,273	725
Research and development
Nonqualified stock options	311	345	637	781
Restricted stock units	374	—	717	—
Total research and development	685	345	1,354	781
Selling, general and administrative
Nonqualified stock options	1,296	1,565	2,579	3,247
Performance-based restricted stock units	4,977	2,897	8,558	4,764
Restricted stock units	2,265	1,131	3,989	1,718
Cash-settled performance-based awards	903	710	2,096	1,010
Cash-settled restricted stock units	102	—	102	—
Total selling, general and administrative	9,543	6,303	17,324	10,739

Stock-based compensation expense before taxes	$10,873	$7,011	$19,951	$12,245

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the six months ended June 30, 2025 and 2024, we did not grant any stock options. As of June 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options was $7.0 million, which was expected to be recognized over a weighted average period of 1.2 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2025 and 2024, we granted Performance Stock Units which represented awards of up to 290,120 and 364,810 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of June 30, 2025, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $33.8 million, which is expected to be recognized over a weighted average period of 1.5 years.

Cash-Settled Performance-Based Awards

During the six-month periods ended June 30, 2025 and 2024, we granted Performance Stock Units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.7 million and $1.6 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the six-month periods ended June 30, 2025 and 2024, we granted additional Performance Stock Units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance targets and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized in an amount equal to the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.7 million and $4.4 million for Liability Awards granted during the six-month periods ended June 30, 2025 and 2024, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our Performance Stock Units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. As of June 30, 2025 and December 31, 2024, the recorded balance associated with these Liability Awards was $4.7 million and $5.1 million, respectively, which have been classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of June 30, 2025, the total remaining unrecognized compensation cost related to Liability Awards was $5.7 million, which was expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

During the six-month periods ended June 30, 2025 and 2024, we granted restricted stock units to certain employees and non-employee directors representing 135,778 and 158,719 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of June 30, 2025, the total remaining unrecognized compensation cost related to restricted stock units was $30.8 million, which was expected to be recognized over a weighted average period of 2.9 years.

13.   Segment Reporting. We report our operations in two operating segments: cardiovascular and endoscopy. Our cardiovascular segment consists of four product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and OEM. Within these product categories, we sell a variety of products, including cardiology and radiology devices (which assist in diagnosing and treating coronary arterial disease, peripheral vascular disease and other non-vascular diseases), as well as embolotherapeutic, cardiac rhythm management, electrophysiology, critical care, breast cancer localization and guidance, biopsy, and interventional oncology and spine devices. Our endoscopy segment consists of gastroenterology and pulmonology devices which assist in the palliative treatment of expanding esophageal, tracheobronchial and biliary strictures. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who uses segment profit or loss to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. See Note 3, Revenues from Contracts with Customers for a detailed breakout of our sales by operating segment and product category, disaggregated between domestic and international sales. Total assets by segment are not used by the CODM to assess performance or allocate resources to the Company’s segments; therefore, total assets by segment are not disclosed.

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and six-month periods ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$364,025	$18,437	$382,462	$327,815	$10,188	$338,003
Cost of sales standard(1)	147,710	4,342		140,492	3,256
Cost of sales other(2)	43,949	1,974		32,828	327
Selling, general and administrative expenses	107,673	5,424		91,634	2,951
Research and development expenses	23,306	1,061		19,643	620
Other operating expenses(3)	143	—		306	—

Income from operations	$41,244	$5,636	$46,880	$42,912	$3,034	$45,946

Total other expense — net			(3,501)			(103)

Income before income taxes			$43,379			$45,843

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$702,738	$35,075	$737,813	$641,189	$20,322	$661,511
Cost of sales standard(1)	286,151	8,705		273,558	6,365
Cost of sales other(2)	81,732	4,718		68,130	643
Selling, general and administrative expenses	208,647	11,936		182,934	6,079
Research and development expenses	45,260	1,585		40,559	1,186
Other operating expenses(3)	1,166	—		189	—

Income from operations	$79,782	$8,131	$87,913	$75,819	$6,049	$81,868

Total other expense — net			(6,576)			(1,677)

Income before income taxes			$81,337			$80,191
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other for all segments includes amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Total depreciation and amortization by operating segment for the three and six-month periods ended June 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cardiovascular	$28,767	$23,964	$55,737	$47,352
Endoscopy	2,254	127	4,576	338
Total	$31,021	$24,091	$60,313	$47,690

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$30,652	$30,652	$—	—
United States treasury debt securities (2)	$7,718	$7,718	$—	—
Foreign currency contract assets, current and long-term (3)	$5,271	$—	$5,271	$—
Foreign currency contract liabilities, current and long-term (4)	$(5,288)	$—	$(5,288)	$—
Contingent consideration liabilities	$(2,027)	$—	$—	$(2,027)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,034	$10,034	$—	—
Marketable securities (5)	$92	$92	$—	—
Foreign currency contract assets, current and long-term (3)	$7,430	$—	$7,430	$—
Foreign currency contract liabilities, current and long-term (4)	$(2,907)	$—	$(2,907)	$—
Contingent consideration liabilities	$(3,486)	$—	$—	$(3,486)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. Amounts in the fund are recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities are determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.
(5)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and six-month periods ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$4,429	$3,225	$3,486	$3,447
Contingent consideration expense	143	305	1,166	188
Contingent payments made	(2,545)	(95)	(2,625)	(200)
Ending balance	$2,027	$3,435	$2,027	$3,435

As of June 30, 2025, $1.7 million in contingent consideration liability was included in other long-term obligations and $0.3 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2024, $3.1 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $2.5 million and $0.1 million for the six-month periods ended June 30, 2025 and 2024, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $0.1 million for the six-month periods ended June 30, 2025 and 2024, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at June 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair value at
	June 30,	Valuation			Weighted
Contingent consideration liability	2025	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$1,936	Discounted cash flow	Discount rate	13.0% - 15.0%	13.5%
			Projected year of payments	2025-2034	2029

Revenue milestones contingent liability	$91	Monte Carlo simulation	Discount rate	11.0%
			Projected year of payments	2025-2041	2041

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,217	Discounted cash flow	Discount rate	14.0% - 16.0%	14.6%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2025-2040	2039

Regulatory approval contingent liability	$1,181	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2025-2026	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The fair value of our long-term debt under our Convertible Notes was $934.4 million as of June 30, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $25.9 million and $22.8 million at June 30, 2025 and December 31, 2024, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income (expense) — net for each reporting period. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the six-month periods ended June 30, 2025 and 2024, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding long-term notes receivable, including accrued interest and an allowance for current expected credit losses, were $21.0 million and $9.4 million as of June 30, 2025 and December 31, 2024, respectively. Long-term notes receivable increased $11.6 million for the six-month period ended June 30, 2025 related to loans issued to FluidX Medical Technology, Inc. and Protaryx Medical Inc. As of June 30, 2025 and December 31, 2024, we had an allowance for current expected credit losses of $2.4 million and $1.4 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$1,634	$1,388	$1,366	$568
Provision for credit loss expense	741	18	1,009	838
Ending balance	$2,375	$1,406	$2,375	$1,406

15. Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2025 and 2024 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2025	$942	$(16,318)	$(15,376)

Other comprehensive income (loss)	(1,396)	13,200	11,804
Income taxes	393	(1,616)	(1,223)
Reclassifications to:
Revenue	(509)		(509)
Cost of sales	242		242
Net other comprehensive income (loss)	(1,270)	11,584	10,314

Balance as of June 30, 2025	$(328)	$(4,734)	$(5,062)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2024	$3,932	$(16,388)	$(12,456)

Other comprehensive loss	(228)	(1,688)	(1,916)
Income taxes	404	22	426
Reclassifications to:
Revenue	(427)		(427)
Cost of sales	(357)		(357)
Interest expense	(699)		(699)
Net other comprehensive loss	(1,307)	(1,666)	(2,973)

Balance as of June 30, 2024	$2,625	$(18,054)	$(15,429)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive income (loss)	(3,293)	19,054	15,761
Income taxes	956	(1,622)	(666)
Reclassifications to:
Revenue	(1,530)		(1,530)
Cost of sales	774		774
Net other comprehensive income (loss)	(3,093)	17,432	14,339

Balance as of June 30, 2025	$(328)	$(4,734)	$(5,062)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive income (loss)	4,286	(5,092)	(806)
Income taxes	(298)	34	(264)
Reclassifications to:
Revenue	(840)		(840)
Cost of sales	(784)		(784)
Interest expense	(1,401)		(1,401)
Net other comprehensive income (loss)	963	(5,058)	(4,095)

Balance as of June 30, 2024	$2,625	$(18,054)	$(15,429)

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

For the three-month period ended June 30, 2025, we reported sales of $382.5 million, an increase of $44.5 million or 13.2% compared to sales for the three-month period ended June 30, 2024 of $338.0 million. For the six-month period ended June 30, 2025, we reported sales of $737.8 million, an increase of $76.3 million or 11.5%% compared to sales for the six-month period ended June 30, 2024 of $661.5 million. Foreign currency fluctuations (net of hedging) increased/(decreased) our net sales by $2.3 million and $(1.1) million for the three and six-month periods ended June 30, 2025, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 48.2% for the three-month period ended June 30, 2025 compared to 47.7% for the three-month period ended June 30, 2024. Gross profit as a percentage of sales increased to 48.3% for the six-month period ended June 30, 2025 compared to 47.3% for the six-month period ended June 30, 2024.

Net income for the three-month period ended June 30, 2025 was $32.6 million, or $0.54 per share, compared to net income of $35.7 million, or $0.61 per share, for the three-month period ended June 30, 2024. Net income for the six-month period ended June 30, 2025 was $62.7 million, or $1.03 per share, compared to net income of $64.0 million, or $1.09 per share, for six-month period ended June 30, 2024.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2025 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended June 30, 2025 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in our Rest of World (“ROW”) and Europe, the Middle East and Africa (“EMEA) regions.
●	As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $343.9 million and net available borrowing capacity under our Fourth A&R Credit Agreement of approximately $697 million.

●	The United States recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. While the long-term effects remain uncertain, we continue to closely monitor the evolving trade policy environment which presents a mix of impacts, including, among other impacts, the potential for increased production costs and higher pricing to our customers, any of which could negatively affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors in this report.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Gross profit	48.2	47.7	48.3	47.3
Selling, general and administrative expenses	29.6	28.0	29.9	28.6
Research and development expenses	6.4	6.0	6.3	6.3
Contingent consideration expense	0.0	0.1	0.2	0.0
Income from operations	12.3	13.6	11.9	12.4
Other expense — net	(0.9)	(0.0)	(0.9)	(0.3)
Income before income taxes	11.3	13.6	11.0	12.1
Net income	8.5	10.6	8.5	9.7

Sales

Sales for the three-month period ended June 30, 2025 increased by 13.2%, or $44.5 million, compared to the corresponding period in 2024. Sales for six-month period ended June 30, 2025 increased by 11.5%, or $76.3 million, compared to the corresponding period in 2024. Listed below are the sales by product category within each of our reportable segments for the three and six-month periods ended June 30, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2025	2024*	% Change	2025	2024*
Cardiovascular
Peripheral Intervention	6.3%	$142,847	$134,386	5.9%	$280,126	$264,452
Cardiac Intervention	23.5%	115,251	93,307	17.2%	214,992	183,483
Custom Procedural Solutions	7.0%	53,634	50,132	3.0%	101,576	98,655
OEM	4.6%	52,293	49,990	12.1%	106,044	94,599
Total	11.0%	364,025	327,815	9.6%	702,738	641,189

Endoscopy
Endoscopy Devices	81.0%	18,437	10,188	72.6%	35,075	20,322

Total	13.2%	$382,462	$338,003	11.5%	$737,813	$661,511

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $5.7 million and $11.0 million in revenue for the three and six-month periods ended June 30, 2024, within the OEM product category to provide comparability between the reported periods.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended June 30, 2025 were $364.0 million, up 11.0% when compared to the corresponding period of 2024 of $327.8 million. Sales for the three-month period ended June 30, 2025 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $8.5 million, or 6.3%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our radar localization, drainage, embolotherapy and delivery systems products.
(b)	Cardiac intervention products, which increased by $21.9 million, or 23.5%, from the corresponding period of 2024. This increase was driven primarily by $10.2 million in sales associated with products acquired from Cook in November 2024 and increased sales of our intervention and angiography products.
(c)	OEM products, which increased by $2.3 million, or 4.6%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our cardiac rhythm management/electrophysiology (“CRM/EP”), kits and intervention products, offset partially by decreased sales of our access and coatings products.
(d)	Custom procedural solutions products, which increased by $3.5 million, or 7.0%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our critical care products.

Our cardiovascular sales for the six-month period ended June 30, 2025 were $702.7 million, up 9.6% when compared to the corresponding period of 2024 of $641.2 million. Sales for the six-month period ended June 30, 2025 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $15.7 million, or 5.9%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our access, embolotherapy, radar localization, drainage and delivery systems products.
(b)	Cardiac intervention products, which increased by $31.5 million, or 17.2%, from the corresponding period of 2024. This increase was driven primarily by $19.4 million in sales associated with products acquired from Cook in November 2024 and increased sales of our CRM/EP, intervention and fluid management products.
(c)	OEM products, which increased by $11.4 million, or 12.1%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our kits, intervention and angiography products, offset partially by decreased sales of our fluid management and coatings products.
(d)	Custom procedural solutions products, which increased by $2.9 million, or 3.0%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our critical care and trays products.

Endoscopy Sales. Our endoscopy sales for the three-month period ended June 30, 2025 were $18.4 million, up 81.0% when compared to sales in the corresponding period of 2024 of $10.2 million. Sales for the three-month period ended June 30, 2025 compared to the corresponding period in 2024 were favorably affected by $8.1 million in sales of the EsophyX® Z+ device acquired from EGS in July 2024.

Our endoscopy sales for the six-month period ended June 30, 2025 were $35.1 million, up 72.6% when compared to sales in the corresponding period of 2024 of $20.3 million. Sales for the six-month period ended June 30, 2025 compared to the corresponding period in 2024 were favorably affected by $14.7 million in sales of the EsophyX® Z+ device acquired from EGS in July 2024.

Geographic Sales

Listed below are sales by geography for the three and six-month periods ended June 30, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2025	2024	% Change	2025	2024
United States	16.7%	$227,082	$194,664	15.7%	$440,646	$380,758
International	8.4%	155,380	143,339	5.8%	297,167	280,753
Total	13.2%	$382,462	$338,003	11.5%	$737,813	$661,511

United States Sales. U.S. sales for the three-month period ended June 30, 2025 were $227.1 million, or 59.4% of net sales, up 16.7% when compared to the corresponding period of 2024. The increase in our domestic sales for the three-month period ended June 30, 2025, compared to the corresponding period of 2024 was driven primarily by our U.S. Direct, OEM and Endoscopy businesses.

U.S. sales for the six-month period ended June 30, 2025 were $440.6 million, or 59.7%% of net sales, up 15.7% when compared to the corresponding period of 2024. The increase in our domestic sales for the six-month period ended June 30, 2025, compared to the corresponding period of 2024 was driven primarily by our U.S. Direct, OEM and Endoscopy businesses.

International Sales. International sales for the three-month period ended June 30, 2025 were $155.4 million, or 40.6% of net sales, up 8.4% when compared to the corresponding period of 2024 of $143.3 million. The increase in our international sales for the three-month period ended June 30, 2025, compared to the corresponding period of 2024 included increased sales in our ROW operations of $2.0 million or 14.0% and our EMEA operations of $10.3 million or 16.5%, partially offset by decreased sales in our Asia Pacific (“APAC”) operations of $(0.2) million or (0.4)%.

International sales for the six-month period ended June 30, 2025 were $297.2 million, or 40.3% of net sales, up 5.8% when compared to the corresponding period of 2024 of $280.8 million. The increase in our international sales for the six-month period ended June 30, 2025, compared to the corresponding period of 2024 included increased sales in our ROW operations of $4.4 million or 15.8% and our EMEA operations of $12.6 million or 10.2%, partially offset by decreased sales in our APAC operations of $(0.5) million or (0.4)%.

Gross Profit

Our gross profit as a percentage of sales increased to 48.2% for the three-month period ended June 30, 2025, compared to 47.7% for the three-month period ended June 30, 2024. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Our gross profit as a percentage of sales increased to 48.3% for the six-month period ended June 30, 2025, compared to 47.3% for the six-month period ended June 30, 2024. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses increased $18.5 million, or 19.6%, for the three-month period ended June 30, 2025 compared to the corresponding period of 2024. As a percentage of sales, SG&A expenses were 29.6% for the three-month period ended June 30, 2025, compared to 28.0% for the corresponding period of 2024. SG&A expenses increased $31.6 million, or 16.7%, for the six-month period ended June 30, 2025 compared to the corresponding period of 2024. As a percentage of sales, SG&A expenses were 29.9%% for the six-month period ended June 30, 2025, compared to 28.6%% for the corresponding period of 2024. For the three and six-month periods ended June 30, 2025, SG&A expenses increased compared to the corresponding periods of 2024, primarily due to an increase in labor-related costs associated with headcount additions, including those in connection with the EGS, Cook and Biolife Acquisitions, and increased travel and entertainment and advertising and promotional expenses.

Research and Development Expenses. Research and development (”R&D”) expenses for the three-month period ended June 30, 2025 were $24.4 million, up 20.3%, when compared to R&D expenses in the corresponding period of 2024 of $20.3 million. R&D expenses for the six-month period ended June 30, 2025 were $46.8 million, up 12.2%, when compared to R&D expenses in the corresponding period of 2024 of $41.7 million. For the three and six-month periods ended June 30, 2025, R&D expenses increased compared to the corresponding periods of 2024 primarily due to increased R&D activity and regulatory costs associated with clinical trials.

Contingent Consideration Expense. For the three and six-month periods ended June 30, 2025, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.1 million and $1.2 million, compared to contingent consideration expense of $0.3 million and $0.2 million for the three and six-month periods ended June 30, 2024. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Income
Cardiovascular	$41,244	$42,912	$79,782	$75,819
Endoscopy	5,636	3,034	8,131	6,049
Total operating income	$46,880	$45,946	$87,913	$81,868

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended June 30, 2025 was $41.2 million, compared to cardiovascular operating income in the corresponding period of 2024 of $42.9 million. The decrease in cardiovascular operating income during the three-month period ended June 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased SG&A and R&D expense, partially offset by increased sales ($364.0 million compared to $327.8 million) and gross margin.

Our cardiovascular operating income for the six-month period ended June 30, 2025 was $79.8 million, compared to cardiovascular operating income in the corresponding period of 2024 of $75.8 million. The increase in cardiovascular operating income during the six-month period ended June 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased sales ($702.7 million compared to $641.2 million) and gross margin, partially offset by increased SG&A, R&D and contingent consideration expenses.

Endoscopy Operating Income. Our endoscopy operating income for the three-month period ended June 30, 2025 was $5.6 million, compared to endoscopy operating income of $3.0 million for the corresponding period of 2024. Our endoscopy operating income for the six-month period ended June 30, 2025 was $8.1 million, compared to endoscopy operating income of $6.0 million for the corresponding period of 2024. The increase in endoscopy operating income for the three and six-month periods ended June 30, 2025 compared to the corresponding periods of 2024 was primarily a result of increased sales and gross margin, partially offset by increased SG&A expenses associated with higher labor related costs due to headcount additions in connection with the integration activities for the EGS Acquisition.

Other Expense – Net

Our other expense for the three months ended June 30, 2025 and 2024 was $3.5 million and $0.1 million, respectively. Our other expense for the six-month periods ended June 30, 2025 and 2024 was $6.6 million and $1.7 million, respectively. The increase in other expense for the three and six-month periods ended June 30, 2025 compared to the corresponding periods of 2024 were primarily related to decreased interest income associated with reduced cash and cash equivalent balances, partially offset by a decrease in interest expense as a result of having no outstanding amounts due under the term loan of our Amended Fourth A&R Credit Agreement for the three and six-month periods ended June 30, 2025.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2025 and 2024 was a tax expense of $10.8 million and $10.1 million, respectively, which resulted in an effective tax rate of 24.9% and 22.1%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2025 and 2024 was a tax expense of $18.6 million and $16.2 million, respectively, which resulted in an effective tax rate of 22.9% and 20.2%, respectively. The increase in the effective income tax rate and income tax expense for the three and six-month periods ended June 30, 2025, when compared to the prior-year periods, was primarily due to decreased benefit from discrete items such as share-based compensation and contingent liabilities and increased permanent tax differences in foreign jurisdictions.

Net Income

Our net income for the three-month periods ended June 30, 2025 and 2024 was $32.6 million and $35.7 million, respectively. The decrease in our net income for the three-month period ended June 30, 2025 was the result of several principal factors, including increased SG&A and R&D expenses, other expenses, and income tax expense, partially offset by increased sales and gross margin.

Our net income for the six-month periods ended June 30, 2025 and 2024 was $62.7 million and $64.0 million, respectively. The decrease in our net income for the six-month period ended June 30, 2025 was the result of several principal factors, including increased SG&A and R&D expenses, contingent consideration expense, other expenses, and income tax expense, partially offset by increased sales and gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of June 30, 2025 and December 31, 2024, our current assets exceeded current liabilities by $697.5 million and $707.4 million, respectively, and we had cash, cash equivalents and restricted cash of $343.9 million and $378.8 million, respectively, of which $69.7 million and $50.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2025, and December 31, 2024, we had cash, cash equivalents and restricted cash of $29.2 million and $18.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $123.9 million and $104.7 million during the six-month periods ended June 30, 2025 and 2024, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $62.7 million and $64.0 million for the six-month periods ended June 30, 2025 and 2024, respectively.
●	Depreciation and amortization was approximately $60.3 million and $47.7 million for the six-month periods ended June 30, 2025 and 2024, respectively. The increase in depreciation and amortization for the six-month period ended June 30, 2025 was primarily associated with the amortization of developed technology and other intangible assets acquired from EGS, Cook and Biolife.
●	Cash provided by (used for) inventories was approximately $(11.7) million and $3.1 million for the six-month periods ended June 30, 2025 and 2024, respectively. The increase in inventories during 2025 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash (used for) provided by trade payables was $3.7 million and $(7.1) million for the six-month periods ended June 30, 2025 and 2024, respectively, due primarily to the timing of payments.
●	Stock-based compensation expense was $20.0 million and $12.2 million for the six-month periods ended June 30, 2025 and 2024, respectively. The increase in stock-based compensation expense during 2025 is primarily associated with the increase in the Company’s stock price and grants of restricted stock units.

Cash flows used in investing activities. We used cash in investing activities of $173.0 million and $38.5 million for the six-month periods ended June 30, 2025 and 2024, respectively. We used cash for capital expenditures of property and equipment of $34.8 million and $22.3 million in the six-month periods ended June 30, 2025 and 2024, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and in 2025 includes costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $90 to $100 million in 2025 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $14.6 million and $9.7 million for the six-month periods ended June 30, 2025 and 2024, respectively. Cash outflows invested in acquisitions were $122.6 million for the six-month period ended June 30, 2025 and were primarily related to the acquisition of Biolife in May 2025. Cash outflows invested in acquisitions were $4.9 million for the six-month period ended June 30, 2024 and were related to the initial payment for the acquisition of assets from SSI and a deferred payment for the acquisition of assets from Restore Endosystems.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the six-month periods ended June 30, 2025 and 2024 was $11.3 million and $(14.9) million, respectively. For the six-month period ended June 30, 2024, we had cash used in financing activities primarily attributable to repayment of net borrowings under our Amended Fourth A&R Credit Agreement in an aggregate amount of $24.1 million. We had cash proceeds from the issuance of Common Stock of $20.0 million and $10.9 million for the six-month periods ended June 30, 2025 and 2024, respectively, related to the exercise of non-qualified stock options.

As of June 30, 2025, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $2.9 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of June 30, 2025 and December 31, 2024 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2025 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

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

The following are some of the important risks and uncertainties that could cause our actual results to differ from our expectations in any forward-looking statements: inherent risks and uncertainties associated with consequences of Merit’s executive succession planning activities and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the U.S. or other countries, including existing, proposed or prospective tariffs, duties or other measures; inherent risks and uncertainties associated with Merit’s acquisition of Biolife Delaware, L.L.C. (“Biolife”); Merit’s integration of the Biolife business and operations and its ability to achieve revenues and other financial measures consistent with its forecasts projected for the Biolife acquisition; inherent risks and uncertainties associated with Merit’s integration of products acquired from Cook Medical Holdings LLC and Merit’s ability to achieve anticipated financial results, product development and other anticipated benefits of such acquisition; effects of the Convertible Notes on Merit’s net income and earnings per share performance; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; modification or limitation of, or policies and procedures associated with, governmental or private insurance reimbursement policies; litigation and other judicial proceedings affecting Merit; consequences associated with a Corporate Integrity Agreement executed between Merit and the U.S. Department of Justice; failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect our effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors affecting our business, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC, which we (i) updated in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, (ii) update in Part II, Item 1A. “Risk Factors” in this report, and (iii) may further update in subsequent Quarterly Reports on Form 10-Q that we will file hereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2024 Annual Report on Form 10-K. In the six-month period ended June 30, 2025, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On May 20, 2025, we completed our acquisition of Biolife, L.L.C. We are currently integrating the policies, processes, employees, technology and operations of Biolife. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate Biolife. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2024 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2024 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same heading in the 2024 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2024 Annual Report on Form 10-K.

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

On July 7, 2025, following the conclusion of an extensive search and evaluation process, we announced the appointment of Martha Aronson as Merit’s new President and Chief Executive Officer, effective October 3, 2025. Fred P. Lampropoulos will remain as Chairman of the Board, President and Chief Executive Officer through October 3, 2025, and will continue to serve as Chairman of the Board thereafter. While we seek to manage this leadership transition carefully, changes in leadership are inherently difficult and may negatively impact relationships with key customers, suppliers, investors and employees, cause operational or administrative inefficiencies or disruptions, distract from the achievement of our strategic business objectives, harm our workplace culture, result in loss of institutional knowledge, cause additional volatility in our stock price, or other adverse consequences resulting from the anticipated transition, the occurrence of any of which could have a materially adverse effect on our business.

We do not maintain key man life insurance on Mr. Lampropoulos or Ms. Aronson. The loss of Mr. Lampropoulos, Ms. Aronson, or of certain other key management personnel, could have a materially adverse effect on our business, operations and financial condition.

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

ITEM 5. OTHER INFORMATION

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Merit Medical Systems, Inc., Biolife Transaction Sub, LLC, Biolife, L.L.C., and Shareholder Representative Services LLC, dated as of May 16, 2025.
3.1	Second Amended and Restated Articles of Incorporation.*
3.2	Fourth Amended and Restated Bylaws.*
10.1

Form of Restricted Stock Unit Award Agreement, dated May 15, 2025, by and between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, Silvia M. Perez and Lynne N. Ward.†

19.1	Corporate Policy on Insider Trading (revised May 15, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: July 30, 2025	By:	/s/ FRED P. LAMPROPOULOS
Fred P. Lampropoulos
Chief Executive Officer and President

Date: July 30, 2025	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer