Form 10-Q
period 2025-09-30
MERIT MEDICAL SYSTEMS INC
filed 2025-10-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of October 28, 2025
Common Stock, no par value	59,290,248

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2025	2024
	(unaudited)
Current assets:
Cash and cash equivalents	$392,457	$376,715
Trade receivables — net of allowance for credit losses — 2025 — $10,113 and 2024 — $9,729	210,292	190,243
Other receivables	19,062	16,588
Inventories	326,550	306,063
Prepaid expenses and other current assets	31,369	28,544
Prepaid income taxes	3,651	3,286
Income tax refund receivables	2,152	2,335
Total current assets	985,533	923,774

Property and equipment:
Land and land improvements	30,457	25,846
Buildings	198,563	192,296
Manufacturing equipment	357,135	340,864
Furniture and fixtures	64,115	61,321
Leasehold improvements	62,067	58,770
Construction-in-progress	83,417	58,673
Total property and equipment	795,754	737,770
Less accumulated depreciation	(377,750)	(351,605)
Property and equipment — net	418,004	386,165

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2025 — $433,630 and 2024 — $377,993	468,819	431,766
Other — net of accumulated amortization — 2025 — $93,600 and 2024 — $85,343	69,581	66,499
Goodwill	507,427	463,511
Deferred income tax assets	16,284	16,044
Right-of-use operating lease assets	88,496	65,508
Other assets	76,854	65,336
Total other assets	1,227,461	1,108,664

Total assets	$2,630,998	$2,418,603

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024
	(unaudited)
Current liabilities:
Trade payables	$64,746	$68,502
Accrued expenses	147,377	134,077
Short-term operating lease liabilities	10,612	10,331
Income taxes payable	7,740	3,492
Total current liabilities	230,475	216,402

Long-term debt	732,916	729,551
Deferred income tax liabilities	26,707	240
Liabilities related to unrecognized tax benefits	2,169	2,118
Deferred compensation payable	17,083	19,197
Deferred credits	1,424	1,502
Long-term operating lease liabilities	77,624	54,783
Other long-term obligations	13,192	15,451
Total liabilities	1,101,590	1,039,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of September 30, 2025 and December 31, 2024	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of September 30, 2025 - 59,290 and December 31, 2024 - 58,743	747,103	703,219
Retained earnings	786,024	695,541
Accumulated other comprehensive loss	(3,719)	(19,401)
Total stockholders’ equity	1,529,408	1,379,359

Total liabilities and stockholders’ equity	$2,630,998	$2,418,603

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$384,157	$339,845	$1,121,970	$1,001,356
Cost of sales	197,746	182,310	579,052	531,006
Gross profit	186,411	157,535	542,918	470,350

Operating expenses:
Selling, general and administrative	119,801	99,644	340,384	288,657
Research and development	23,966	20,527	70,811	62,272
Contingent consideration expense	32	103	1,198	292
Total operating expenses	143,799	120,274	412,393	351,221

Income from operations	42,612	37,261	130,525	119,129

Other income (expense):
Interest income	3,615	6,652	11,166	21,489
Interest expense	(6,754)	(7,501)	(20,097)	(23,226)
Other (expense) income — net	(933)	245	(1,717)	(544)
Total other expense — net	(4,072)	(604)	(10,648)	(2,281)

Income before income taxes	38,540	36,657	119,877	116,848

Income tax expense	10,785	8,213	29,394	24,438

Net income	$27,755	$28,444	$90,483	$92,410

Earnings per common share
Basic	$0.47	$0.49	$1.53	$1.59
Diluted	$0.46	$0.48	$1.49	$1.57

Weighted average shares outstanding
Basic	59,245	58,231	59,095	58,110
Diluted	59,919	59,537	60,604	58,948

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$27,755	$28,444	$90,483	$92,410
Other comprehensive income (loss):
Cash flow hedges	2,156	(6,585)	(1,893)	(5,324)
Income tax (expense) benefit	(509)	1,555	447	1,257
Foreign currency translation adjustment	(862)	7,153	18,192	2,061
Income tax benefit (expense)	558	(89)	(1,064)	(55)
Total other comprehensive income (loss)	1,343	2,034	15,682	(2,061)
Total comprehensive income	$29,098	$30,478	$106,165	$90,349

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	718,111	725,688	(15,376)	1,428,423
Net income			32,581		32,581
Other comprehensive income				10,314	10,314
Stock-based compensation expense		9,868			9,868
Options exercised	114	6,523			6,523
Issuance of common stock under Employee Stock Purchase Plan	4	339			339
Shares issued from time-vested restricted stock units	22	—			—
Balance — June 30, 2025	59,218	734,841	758,269	(5,062)	1,488,048
Net income			27,755		27,755
Other comprehensive income				1,343	1,343
Stock-based compensation expense		12,549			12,549
Options exercised	195	10,853			10,853
Issuance of common stock under Employee Stock Purchase Plan	4	293			293
Shares surrendered in exchange for payment of payroll tax liabilities	(27)	(2,452)			(2,452)
Shares surrendered in exchange for exercise of stock options	(100)	(8,981)			(8,981)
Balance — September 30, 2025	59,290	$747,103	$786,024	$(3,719)	$1,529,408

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2024	57,858	$638,150	$575,184	$(11,334)	$1,202,000
Net income			28,240		28,240
Other comprehensive loss				(1,122)	(1,122)
Stock-based compensation expense		4,934			4,934
Options exercised	213	7,394			7,394
Issuance of common stock under Employee Stock Purchase Plan	5	336			336
Shares issued from time-vested restricted stock units	47	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
Balance — March 31, 2024	58,102	649,222	603,424	(12,456)	1,240,190
Net income			35,726		35,726
Other comprehensive loss				(2,973)	(2,973)
Stock-based compensation expense		6,301			6,301
Options exercised	66	2,913			2,913
Issuance of common stock under Employee Stock Purchase Plan	4	288			288
Shares issued from time-vested restricted stock units	20	—			—
Balance — June 30, 2024	58,192	658,724	639,150	(15,429)	1,282,445
Net income			28,444		28,444
Other comprehensive income				2,034	2,034
Stock-based compensation expense		5,990			5,990
Options exercised	80	4,247			4,247
Issuance of common stock under Employee Stock Purchase Plan	2	246			246
Balance — September 30, 2024	58,274	$669,207	$667,594	$(13,395)	$1,323,406

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,483	$92,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,629	74,093
Gain on disposition of business	(249)	—
Loss on sale or abandonment of property and equipment	546	215
Write-off of certain intangible assets and other long-term assets	152	401
Amortization of right-of-use operating lease assets	8,693	9,043
Fair value adjustments related to contingent consideration liabilities	1,198	292
Amortization of deferred credits	(77)	(77)
Amortization and write-off of long-term debt issuance costs	4,242	4,431
Stock-based compensation expense	33,563	18,958
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(13,656)	(9,540)
Other receivables	2,116	(4,670)
Inventories	(15,073)	(2,844)
Prepaid expenses and other current assets	(3,038)	(5,871)
Income tax refund receivables	(140)	(7,530)
Other assets	(1,829)	(3,860)
Trade payables	3,428	(6,489)
Accrued expenses	4,849	(614)
Income taxes payable	3,485	(2,246)
Deferred compensation payable	(2,114)	2,051
Operating lease liabilities	(8,578)	(9,056)
Other long-term obligations	(769)	2,958
Total adjustments	108,378	59,645
Net cash, cash equivalents, and restricted cash provided by operating activities	198,861	152,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(57,252)	(31,668)
Intangible assets	(2,327)	(2,138)
Proceeds from the sale of property and equipment	49	5
Proceeds from disposition of business	249	—
Cash paid for notes receivable and other investments	(14,936)	(10,223)
Cash paid in acquisitions, net of cash acquired	(122,834)	(110,182)
Net cash, cash equivalents, and restricted cash used in investing activities	$(197,051)	$(154,206)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$22,179	$15,424
Payments on long-term debt	—	(76,063)
Contingent payments related to acquisitions	(2,645)	(209)
Payment of taxes related to an exchange of common stock	(8,597)	(1,592)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	10,937	(62,440)
Effect of exchange rates on cash, cash equivalents, and restricted cash	3,047	724
Net increase (decrease) in cash, cash equivalents and restricted cash	15,794	(63,867)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	378,767	589,144
End of period	$394,561	$525,277

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	392,457	523,128
Restricted cash reported in prepaid expenses and other current assets	2,104	2,149
Total cash, cash equivalents and restricted cash	$394,561	$525,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $934 and $712, respectively)	$25,890	$20,977
Income taxes	23,323	33,054

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$5,022	$8,907
Acquisition purchases in accrued expenses and other long-term obligations	4,772	4,894
Merit common stock surrendered (118 and 0 shares, respectively) in exchange for exercise of stock options	10,863	—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	30,757	9,191

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2025 and 2024 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The results of operations presented in these interim consolidated financial statements are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. We are currently evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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

The following tables present revenue from contracts with customers by reporting segment, product category and geographic region for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024*
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$84,550	$60,231	$144,781	$79,521	$53,562	$133,083
Cardiac Intervention	49,611	67,071	116,682	37,240	53,000	90,240
Custom Procedural Solutions	33,508	20,628	54,136	30,730	19,725	50,455
OEM	46,112	4,714	50,826	42,841	6,236	49,077
Total	213,781	152,644	366,425	190,332	132,523	322,855

Endoscopy
Endoscopy Devices	16,816	916	17,732	16,160	830	16,990

Total	$230,597	$153,560	$384,157	$206,492	$133,353	$339,845

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024*
	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$248,694	$176,213	$424,907	$231,952	$165,583	$397,535
Cardiac Intervention	137,110	194,564	331,674	109,407	164,316	273,723
Custom Procedural Solutions	95,446	60,266	155,712	90,438	58,672	149,110
OEM	140,072	16,798	156,870	120,232	23,444	143,676
Total	621,322	447,841	1,069,163	552,029	412,015	964,044

Endoscopy
Endoscopy Devices	49,921	2,886	52,807	35,221	2,091	37,312

Total	$671,243	$450,727	$1,121,970	$587,250	$414,106	$1,001,356

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $5.7 million and $16.7 million in revenue for the three and nine-month periods ended September 30, 2024, within the OEM product category to provide comparability between the reported periods.

4.   Acquisitions and Investments. On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $7.2 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. Our net sales of Biolife products since the date of the Biolife Merger were approximately $6.6 million for the nine-month period ended September 30, 2025. It is not practical to separately report earnings related to the products acquired in connection with the Biolife Merger, as we cannot split our sales costs related solely to the Biolife products, principally because our sales representatives sell multiple products (including the Biolife products) in our cardiovascular business segment. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.9 million for the nine-month period ended September 30, 2025. The purchase price was allocated as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$7,380
Trade receivables	1,562
Inventories	1,748
Prepaid expenses and other current assets	172
Income tax refund receivables	169
Property and equipment	4,609
Intangible assets
Developed technology	90,500
Trademarks	3,700
Customer list	4,500
Goodwill	41,211
Total assets acquired	155,551

Liabilities Assumed
Trade payables	133
Accrued expenses	1,551
Deferred income tax liabilities	26,446
Liabilities related to unrecognized tax benefits	51
Other long-term obligations	139
Total liabilities assumed	28,320
Total assets acquired, net of liabilities assumed	127,231
Less: Cash acquired	(7,380)
Purchase price, net of cash acquired	$119,851

We are amortizing the Biolife developed technology intangible assets over 12 years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired in connection with the Biolife Merger to be 12 years. The goodwill consists largely of the synergies expected from combining operations and is not expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the Biolife Merger are not material in relation to reported sales.

On November 1, 2024, pursuant to the terms of the Asset Purchase Agreement (the “Cook Purchase Agreement”) dated September 18, 2024 between Merit and Cook Medical Holdings LLC (“Cook”), we acquired Cook’s lead management business, which is composed of a comprehensive end-to-end portfolio of medical devices and accessories used in lead management procedures for patients who need a pacemaker or an implantable cardioverter-defibrillator lead removed or replaced (the “Cook Transaction”). We acquired the portfolio for a purchase price of $210 million, plus the assumption of certain liabilities. We accounted for this transaction under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the transaction, which were included in selling, general and administrative expenses in the consolidated statements of income included in the 2024 Annual Report on Form 10-K were approximately $5.4 million during the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

Assets Acquired
Intangible assets
Developed technology	$126,100
Trademarks	7,100
Customer list	11,100
Goodwill	65,897
Total assets acquired	210,197

Liabilities Assumed
Accrued expenses	197
Total liabilities assumed	197

Total net assets acquired	$210,000

We are amortizing the Cook developed technology intangible assets over ten years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Cook to be 10.3 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for income tax purposes. The pro forma effects on our consolidated results of operations of the Cook Transaction are not material in relation to reported sales and it was deemed impracticable to obtain information to determine earnings associated with the acquired product lines which represent only a small portion of the product lines of a large, consolidated company without standalone financial information.

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

5. Inventories. Inventories at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$175,890	$168,437
Work-in-process	37,185	27,114
Raw materials	113,475	110,512
Total inventories	$326,550	$306,063

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill by segment for the nine-month period ended September 30, 2025 is detailed as follows (in thousands):

	2025
	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$446,514	$16,997	$463,511
Effect of foreign exchange	2,705	—	2,705
Additions and adjustments as the result of acquisitions	41,211	—	41,211
Goodwill balance at September 30	$490,430	$16,997	$507,427

Total accumulated goodwill impairment losses aggregated to $8.3 million as of September 30, 2025 and December 31, 2024, respectively. We did not have any goodwill impairments for the three and nine-month periods ended September 30, 2025 or 2024.

Other intangible assets at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,425	$(14,262)	$19,163
Distribution agreements	3,250	(3,050)	200
License agreements	12,605	(9,875)	2,730
Trademarks	51,355	(27,271)	24,084
Customer lists	62,546	(39,142)	23,404
Total	$163,181	$(93,600)	$69,581

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$31,489	$(12,824)	$18,665
Distribution agreements	3,250	(2,994)	256
License agreements	11,557	(9,125)	2,432
Trademarks	47,613	(24,177)	23,436
Customer lists	57,933	(36,223)	21,710
Total	$151,842	$(85,343)	$66,499

Aggregate amortization expense for developed technology and other intangible assets for the three and nine-month periods ended September 30, 2025 was $21.8 million and $63.3 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2024 was $16.9 million and $46.4 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the nine-month periods ended September 30, 2025 and 2024, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2025 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2025	$22,834
2026	81,827
2027	78,176
2028	76,520
2029	65,133

7.   Income Taxes. On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the nine-month period ended September 30, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance and results become available.

Our provision for income taxes for the three-month periods ended September 30, 2025 and 2024 was a tax expense of $10.8 million and $8.2 million, respectively, which resulted in an effective tax rate of 28.0% and 22.4%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2025 and 2024 was a tax expense of $29.4 million and $24.4 million, respectively, which resulted in an effective tax rate of 24.5% and 20.9%, respectively. The increase in the effective income tax rate for the three and nine-month periods ended September 30, 2025, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and contingent liabilities and increased permanent tax differences in various jurisdictions and items related to the budget reconciliation package enacted during the period and retroactive to the beginning of the year. The increase in the income tax expense for the three and nine-month periods ended September 30, 2025, when compared to the prior-year periods, was primarily due to increased pre-tax book income and the rate differences noted above. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of global intangible low-taxed income (“GILTI”) inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

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

8.   Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Convertible notes	$747,500	$747,500
Less unamortized debt issuance costs	(14,584)	(17,949)
Total long-term debt	732,916	729,551
Less current portion	—	—
Long-term portion	$732,916	$729,551

Future minimum principal payments on our long-term debt, as of September 30, 2025, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2025	$—
2026	—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of September 30, 2025.

As of September 30, 2025, we had no outstanding borrowings and issued letter of credit guarantees of $3.0 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of September 30, 2025, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of September 30, 2025 and December 31, 2024, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $152.6 million and $117.5 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of September 30, 2025 and December 31, 2024, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $109.0 million and $95.7 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2025 and December 31, 2024, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$3,059	$3,771
Foreign currency forward contracts	Other assets (long-term)	806	1,064

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,117)	(1,332)
Foreign currency forward contracts	Other long-term obligations	(571)	(287)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$926	$2,595

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,175)	(1,288)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2025	2024	Location in statements of income	2025	2024	2025	2024
Interest rate swap	$—	$1	Interest expense	$(6,754)	$(7,501)	$—	$255
Foreign currency forward contracts	2,330	(5,443)	Revenue	384,157	339,845	(106)	709
			Cost of sales	(197,746)	(182,310)	280	179

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2025	2024	Location in statements of income	2025	2024	2025	2024
Interest rate swap	$—	$152	Interest expense	$(20,097)	$(23,226)	$—	$1,656
Foreign currency forward contracts	(963)	(1,308)	Revenue	1,121,970	1,001,356	1,424	1,549
			Cost of sales	(579,052)	(531,006)	(494)	963

As of September 30, 2025, ($1.3) million, or ($1.0) million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2025	2024	2025	2024
Foreign currency forward contracts	Other income (expense) — net	$(731)	$(2,124)	$451	$(596)

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

SEC Inquiry

Commencing in January 2022, we received requests from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking the voluntary production of information relating to the business activities of Merit’s subsidiary in China, including interactions with hospitals and health care officials in China (the “SEC Inquiry”).  We cooperated with the requests and investigated the matter.  During the quarter ended September 30, 2025, the SEC’s Division of Enforcement notified us that they had concluded the SEC Inquiry and were not recommending enforcement action against us.

In management's opinion, based on its examination of these matters, its experience to date and discussions with counsel, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material adverse effect on our financial position, results of operations or cash flows. Our management regularly assesses the risks of legal proceedings in which we are involved, and management’s view of these matters may change in the future.

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$27,755	$28,444	$90,483	$92,410
Average common shares outstanding	59,245	58,231	59,095	58,110
Basic EPS	$0.47	$0.49	$1.53	$1.59

Average common shares outstanding	59,245	58,231	59,095	58,110
Effect of dilutive stock awards	648	866	806	691
Effect of dilutive convertible notes	26	440	703	147
Total potential shares outstanding	59,919	59,537	60,604	58,948
Diluted EPS	$0.46	$0.48	$1.49	$1.57

Equity awards excluded as the impact was anti-dilutive (1)	198	448	176	821
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three and nine-month periods ended September 30, 2025 and 2024, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales
Nonqualified stock options	$126	$150	$777	$875
Restricted stock units	351	—	973	—
Total cost of sales	477	150	1,750	875
Research and development
Nonqualified stock options	328	440	965	1,221
Restricted stock units	386	—	1,103	—
Total research and development	714	440	2,068	1,221
Selling, general and administrative
Nonqualified stock options	1,058	1,442	3,637	4,689
Performance-based restricted stock units	8,030	2,884	16,588	7,648
Restricted stock units	2,270	1,074	6,259	2,792
Cash-settled performance-based awards	998	723	3,094	1,733
Cash-settled restricted stock units	65	—	167	—
Total selling, general and administrative	12,421	6,123	29,745	16,862

Stock-based compensation expense before taxes	$13,612	$6,713	$33,563	$18,958

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the nine months ended September 30, 2025 and 2024, we did not grant any stock options. As of September 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options was $5.5 million, which was expected to be recognized over a weighted average period of 1.4 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2025 and 2024, we granted Performance Stock Units which represented awards of up to 290,120 and 364,810 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of September 30, 2025, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $28.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

Cash-Settled Performance-Based Awards

During the nine-month periods ended September 30, 2025 and 2024, we granted Performance Stock Units to our Chief Executive Officer that provide for settlement in cash upon achievement of specific metrics (“Liability Awards”), with total target cash incentives in the amount of $1.7 million and $1.6 million, respectively. The Liability Awards entitle him to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements.

During the nine-month periods ended September 30, 2025 and 2024, we granted additional Performance Stock Units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance targets and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized in an amount equal to the cash payment likely to be awarded based on the performance metrics.

The potential maximum payout of these Liability Awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $4.7 million and $4.4 million for Liability Awards granted during the nine-month periods ended September 30, 2025 and 2024, respectively. The settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our Performance Stock Units.

The fair value of these Liability Awards is measured at each reporting period until the awards are settled. As of September 30, 2025 and December 31, 2024, the recorded balance associated with these Liability Awards was $5.7 million and $5.1 million, respectively, which have been classified as liabilities and reported in accrued expenses and other long-term obligations within our consolidated balance sheets. As of September 30, 2025, the total remaining unrecognized compensation cost related to Liability Awards was $4.4 million, which was expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

During the nine-month periods ended September 30, 2025 and 2024, we granted restricted stock units to certain employees and non-employee directors representing 135,778 and 158,719 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is between three to four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of September 30, 2025, the total remaining unrecognized compensation cost related to restricted stock units was $27.7 million, which was expected to be recognized over a weighted average period of 2.6 years.

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

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the three and nine-month periods ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$366,425	$17,732	$384,157	$322,855	$16,990	$339,845
Cost of sales standard(1)	144,299	4,258		137,530	4,594
Cost of sales other(2)	47,324	1,865		37,531	2,655
Selling, general and administrative expenses	113,835	5,966		90,409	9,235
Research and development expenses	23,157	809		19,727	800
Other operating expenses(3)	32	—		103	—

Income from operations	$37,778	$4,834	$42,612	$37,555	$(294)	$37,261

Total other expense — net			(4,072)			(604)

Income before income taxes			$38,540			$36,657

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$1,069,163	$52,807	$1,121,970	$964,044	$37,312	$1,001,356
Cost of sales standard(1)	430,449	12,963		411,088	10,959
Cost of sales other(2)	129,057	6,583		105,661	3,298
Selling, general and administrative expenses	322,482	17,902		273,343	15,314
Research and development expenses	68,417	2,394		60,286	1,986
Other operating expenses(3)	1,198	—		292	—

Income from operations	$117,560	$12,965	$130,525	$113,374	$5,755	$119,129

Total other expense — net			(10,648)			(2,281)

Income before income taxes			$119,877			$116,848
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other for all segments includes amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Total depreciation and amortization by operating segment for the three and nine-month periods ended September 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cardiovascular	$29,055	$24,025	$84,792	$71,377
Endoscopy	2,261	2,378	6,837	2,716
Total	$31,316	$26,403	$91,629	$74,093

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$30,978	$30,978	$—	$—
United States treasury debt securities (2)	7,100	7,100	—	—
Foreign currency contract assets, current and long-term (3)	4,791	—	4,791	—
Foreign currency contract liabilities, current and long-term (4)	(3,863)	—	(3,863)	—
Contingent consideration liabilities	(1,949)	—	—	(1,949)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,034	$10,034	$—	$—
Marketable securities (5)	92	92	—	—
Foreign currency contract assets, current and long-term (3)	7,430	—	7,430	—
Foreign currency contract liabilities, current and long-term (4)	(2,907)	—	(2,907)	—
Contingent consideration liabilities	(3,486)	—	—	(3,486)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. Amounts in the fund are recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities are determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.
(5)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Certain of our past business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. The contingent consideration liability is re-measured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income for such period. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the three and nine-month periods ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$2,027	$3,435	$3,486	$3,447
Contingent consideration expense	32	103	1,198	292
Contingent payments made	(110)	(119)	(2,735)	(320)
Ending balance	$1,949	$3,419	$1,949	$3,419

As of September 30, 2025, $1.6 million in contingent consideration liability was included in other long-term obligations and $0.3 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet. As of December 31, 2024, $3.1 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet.

Payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date of $2.6 million and $0.2 million for the nine-month periods ended September 30, 2025 and 2024, respectively, have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $0.1 million for the nine-month periods ended September 30, 2025 and 2024, respectively, are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities included the following significant unobservable inputs at September 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair value at
	September 30,	Valuation			Weighted
Contingent consideration liability	2025	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$1,856	Discounted cash flow	Discount rate	14.0%	14.0%
			Projected year of payments	2025-2034	2029

Revenue milestones contingent liability	$93	Monte Carlo simulation	Discount rate	11.0%
			Projected year of payments	2025-2041	2041

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,217	Discounted cash flow	Discount rate	14.0% - 16.0%	14.6%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2025-2040	2039

Regulatory approval contingent liability	$1,181	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2025-2026	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The fair value of our long-term debt under our Convertible Notes was $870.8 million as of September 30, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $26.0 million and $22.8 million at September 30, 2025 and December 31, 2024, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income (expense) — net for each reporting period. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the nine-month periods ended September 30, 2025 and 2024, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding notes receivable, including accrued interest and an allowance for current expected credit losses, were $21.2 million and $9.4 million as of September 30, 2025 and December 31, 2024, respectively. Notes receivable increased $11.8 million for the nine-month period ended September 30, 2025 primarily due to loans issued to FluidX Medical Technology, Inc. and Protaryx Medical Inc. As of September 30, 2025 and December 31, 2024, we had an allowance for current expected credit losses of $2.6 million and $1.4 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$2,375	$1,406	$1,366	$568
Provision for credit loss expense	185	189	1,194	1,027
Ending balance	$2,560	$1,595	$2,560	$1,595

15.   Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2025	$(328)	$(4,734)	$(5,062)

Other comprehensive income (loss)	2,330	(862)	1,468
Income taxes	(509)	558	49
Reclassifications to:
Revenue	106		106
Cost of sales	(280)		(280)
Net other comprehensive income (loss)	1,647	(304)	1,343

Balance as of September 30, 2025	$1,319	$(5,038)	$(3,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2024	$2,625	$(18,054)	$(15,429)

Other comprehensive (loss) income	(5,442)	7,153	1,711
Income taxes	1,555	(89)	1,466
Reclassifications to:
Revenue	(709)		(709)
Cost of sales	(179)		(179)
Interest expense	(255)		(255)
Net other comprehensive (loss) income	(5,030)	7,064	2,034

Balance as of September 30, 2024	$(2,405)	$(10,990)	$(13,395)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive (loss) income	(963)	18,192	17,229
Income taxes	447	(1,064)	(617)
Reclassifications to:
Revenue	(1,424)		(1,424)
Cost of sales	494		494
Net other comprehensive (loss) income	(1,446)	17,128	15,682

Balance as of September 30, 2025	$1,319	$(5,038)	$(3,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2024	$1,662	$(12,996)	$(11,334)

Other comprehensive (loss) income	(1,156)	2,061	905
Income taxes	1,257	(55)	1,202
Reclassifications to:
Revenue	(1,549)		(1,549)
Cost of sales	(963)		(963)
Interest expense	(1,656)		(1,656)
Net other comprehensive (loss) income	(4,067)	2,006	(2,061)

Balance as of September 30, 2024	$(2,405)	$(10,990)	$(13,395)

16.    Subsequent Events.

On October 3, 2025, (i) Fred P. Lampropoulos resigned as Chief Executive Officer and President of Merit and transitioned his employment to the role of Executive Chairman and (ii) Merit's Board of Directors appointed Martha G. Aronson as Merit's new Chief Executive Officer and President. The Board of Directors also voted to expand the number of directors on Merit’s Board of Directors from ten to eleven and to appoint Ms. Aronson as a director. In connection with Ms. Aronson's appointment, the Company granted to Ms. Aronson (x) restricted stock units representing 19,594 shares of Common Stock with a three-year vesting period and (y) Performance Stock Units representing up to 73,478 shares of Common Stock, subject to Merit’s financial and market performance relative to specified targets, which will be released at the end of the performance period.

On October 15, 2025, we entered into an Asset Purchase Agreement (the “Pentax Agreement”) with Pentax of America, Inc., a subsidiary of PENTAX® Medical, Inc., to acquire the C2 CryoBalloon™ device and related technology for total cash consideration of $22 million (collectively, the “Pentax Acquisition”). The closing of the proposed transaction is expected to occur during the fourth quarter of 2025, subject to the satisfaction or waiver (in accordance with the provisions of the Pentax Agreement) of certain customary closing conditions. The total purchase consideration consists of a $19 million cash payment at closing and potential contingent payments of up to $3 million payable upon meeting certain milestones. We are currently evaluating the accounting treatment of the Pentax Acquisition, as well as performing the valuation of the assets acquired and the related purchase price allocation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2024 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report and in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2025 and June 30, 2025.

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

For the three-month period ended September 30, 2025, we reported sales of $384.2 million, an increase of $44.3 million or 13.0% compared to sales for the three-month period ended September 30, 2024 of $339.8 million. For the nine-month period ended September 30, 2025, we reported sales of $1,122.0 million, an increase of $120.6 million or 12.0% compared to sales for the nine-month period ended September 30, 2024 of $1,001.4 million. Foreign currency fluctuations (net of hedging) increased our net sales by $1.9 million and $0.8 million for the three and nine-month periods ended September 30, 2025, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 48.5% for the three-month period ended September 30, 2025 compared to 46.4% for the three-month period ended September 30, 2024. Gross profit as a percentage of sales increased to 48.4% for the nine-month period ended September 30, 2025 compared to 47.0% for the nine-month period ended September 30, 2024.

Net income for the three-month period ended September 30, 2025 was $27.8 million, or $0.46 per share, compared to net income of $28.4 million, or $0.48 per share, for the three-month period ended September 30, 2024. Net income for the nine-month period ended September 30, 2025 was $90.5 million, or $1.49 per share, compared to net income of $92.4 million, or $1.57 per share, for the nine-month period ended September 30, 2024.

Recent Developments and Trends

In addition to the trends identified in the 2024 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2025 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended September 30, 2025 were driven primarily by demand in the U.S. and favorable sales trends in each of our international regions.
●	As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $394.6 million and net available borrowing capacity under our Fourth A&R Credit Agreement of approximately $697 million.
●	The United States recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. While the long-term effects remain uncertain, we continue to closely monitor the evolving trade policy environment which presents a mix of impacts, including, among other impacts, the potential for increased production costs and higher pricing to our customers, any of which could negatively affect our business, results of operations and financial condition.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Gross profit	48.5	46.4	48.4	47.0
Selling, general and administrative expenses	31.2	29.3	30.3	28.8
Research and development expenses	6.2	6.0	6.3	6.2
Contingent consideration expense	0.0	0.0	0.1	0.0
Income from operations	11.1	11.0	11.6	11.9
Other expense — net	(1.1)	(0.2)	(0.9)	(0.2)
Income before income taxes	10.0	10.8	10.7	11.7
Net income	7.2	8.4	8.1	9.2

Sales

Sales for the three-month period ended September 30, 2025 increased by 13.0%, or $44.3 million, compared to the corresponding period in 2024. Sales for nine-month period ended September 30, 2025 increased by 12.0%, or $120.6 million, compared to the corresponding period in 2024. Listed below are the sales by product category within each of our reportable segments for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2025	2024*	% Change	2025	2024*
Cardiovascular
Peripheral Intervention	8.8%	$144,781	$133,083	6.9%	$424,907	$397,535
Cardiac Intervention	29.3%	116,682	90,240	21.2%	331,674	273,723
Custom Procedural Solutions	7.3%	54,136	50,455	4.4%	155,712	149,110
OEM	3.6%	50,826	49,077	9.2%	156,870	143,676
Total	13.5%	366,425	322,855	10.9%	1,069,163	964,044

Endoscopy
Endoscopy Devices	4.4%	17,732	16,990	41.5%	52,807	37,312

Total	13.0%	$384,157	$339,845	12.0%	$1,121,970	$1,001,356

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $5.7 million and $16.7 million in revenue for the three and nine-month periods ended September 30, 2024, within the OEM product category to provide comparability between the reported periods.

Cardiovascular Sales. Our cardiovascular sales for the three-month period ended September 30, 2025 were $366.4 million, up 13.5% when compared to the corresponding period of 2024 of $322.9 million. Sales for the three-month period ended September 30, 2025 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $11.7 million, or 8.8%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our embolotherapy, access, delivery systems and angiography products.
(b)	Cardiac intervention products, which increased by $26.4 million, or 29.3%, from the corresponding period of 2024. This increase was driven primarily by $10.7 million in sales associated with products acquired from Cook in November 2024, $5.3 million in sales associated with products acquired in connection with the Biolife Merger in May 2025 and increased sales of our intervention, cardiac rhythm management/electrophysiology (“CRM/EP”), access and angiography products.
(c)	OEM products, which increased by $1.7 million, or 3.6%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our CRM/EP and angiography products, offset partially by decreased sales of our access products.
(d)	Custom procedural solutions products, which increased by $3.7 million, or 7.3%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our kits.

Our cardiovascular sales for the nine-month period ended September 30, 2025 were $1,069.2 million, up 10.9% when compared to the corresponding period of 2024 of $964.0 million. Sales for the nine-month period ended September 30, 2025 were favorably affected by increased sales of:

(a)	Peripheral intervention products, which increased by $27.4 million, or 6.9%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our embolotherapy, access, delivery systems, radar localization and drainage products.
(b)	Cardiac intervention products, which increased by $58.0 million, or 21.2%, from the corresponding period of 2024. This increase was driven primarily by $30.1 million in sales associated with products acquired from Cook in November 2024, $6.6 million in sales associated with products acquired in connection with the Biolife Merger in May 2025 and increased sales of our intervention, CRM/EP, angiography, access and fluid management products.
(c)	OEM products, which increased by $13.2 million, or 9.2%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our intervention, CRM/EP and angiography products as well as our kits, offset partially by decreased sales of our coated tube and wire products.
(d)	Custom procedural solutions products, which increased by $6.6 million, or 4.4%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our critical care products as well as our kits and trays.

Endoscopy Sales. Our endoscopy sales for the three-month period ended September 30, 2025 were $17.7 million, up 4.4% when compared to sales in the corresponding period of 2024 of $17.0 million. Sales for the three-month period ended September 30, 2025 compared to the corresponding period in 2024 were favorably affected by increased sales of our EsophyX® Z+ device and ReSolve Thoracostomy Trays.

Our endoscopy sales for the nine-month period ended September 30, 2025 were $52.8 million, up 41.5% when compared to sales in the corresponding period of 2024 of $37.3 million. Sales for the nine-month period ended September 30, 2025 compared to the corresponding period in 2024 were favorably affected by increased sales of our EsophyX® Z+ device acquired from EGS in July 2024.

Geographic Sales

Listed below are sales by geography for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2025	2024	% Change	2025	2024
United States	11.7%	$230,597	$206,492	14.3%	$671,243	$587,250
International	15.2%	153,560	133,353	8.8%	450,727	414,106
Total	13.0%	$384,157	$339,845	12.0%	$1,121,970	$1,001,356

United States Sales. U.S. sales for the three-month period ended September 30, 2025 were $230.6 million, or 60.0% of net sales, up 11.7% when compared to the corresponding period of 2024. The increase in our domestic sales for the three-month period ended September 30, 2025, compared to the corresponding period of 2024 was driven primarily by our U.S. Direct and OEM businesses.

U.S. sales for the nine-month period ended September 30, 2025 were $671.2 million, or 59.8%% of net sales, up 14.3% when compared to the corresponding period of 2024. The increase in our domestic sales for the nine-month period ended September 30, 2025, compared to the corresponding period of 2024 was driven primarily by our U.S. Direct, OEM and Endoscopy businesses.

International Sales. International sales for the three-month period ended September 30, 2025 were $153.6 million, or 40.0% of net sales, up 15.2% when compared to the corresponding period of 2024 of $133.4 million. The increase in our international sales for the three-month period ended September 30, 2025, compared to the corresponding period of 2024 included increased sales in our Rest of World (“ROW”) operations of $2.7 million or 18.5%, our Europe, the Middle East and Africa (“EMEA”) operations of $13.1 million or 22.3% and our Asia Pacific (“APAC”) operations of $4.5 million or 7.4%.

International sales for the nine-month period ended September 30, 2025 were $450.7 million, or 40.2% of net sales, up 8.8% when compared to the corresponding period of 2024 of $414.1 million. The increase in our international sales for the nine-month period ended September 30, 2025, compared to the corresponding period of 2024 included increased sales in our ROW operations of $7.0 million or 16.7%, our EMEA operations of $25.6 million or 14.1% and our APAC operations of $3.9 million or 2.1%.

Gross Profit

Our gross profit as a percentage of sales increased to 48.5% for the three-month period ended September 30, 2025, compared to 46.4% for the three-month period ended September 30, 2024. Our gross profit as a percentage of sales increased to 48.4% for the nine-month period ended September 30, 2025, compared to 47.0% for the nine-month period ended September 30, 2024. The increase in gross profit percentage for the three and nine-month periods ended September 30, 2024 was primarily due to an increase in sales combined with favorable changes in product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses increased $20.2 million, or 20.2%, for the three-month period ended September 30, 2025 compared to the corresponding period of 2024. As a percentage of sales, SG&A expenses were 31.2% for the three-month period ended September 30, 2025, compared to 29.3% for the corresponding period of 2024. SG&A expenses increased $51.7 million, or 17.9%, for the nine-month period ended September 30, 2025 compared to the corresponding period of 2024. As a percentage of sales, SG&A expenses were 30.3%% for the nine-month period ended September 30, 2025, compared to 28.8%% for the corresponding period of 2024. For the three and nine-month periods ended September 30, 2025, SG&A expenses increased compared to the corresponding period of 2024, primarily due to an increase in labor-related costs including (i) variable compensation associated with performance-based bonus programs, commissions associated with sales growth, as well as an increase in expense associated with both performance and non-performance based equity awards; and (ii) headcount additions to support investment in the business and growth from acquisitions, including those in connection with the Cook Transaction and the Biolife Merger.

Research and Development Expenses. Research and development (“R&D”) expenses for the three-month period ended September 30, 2025 were $24.0 million, up 16.8%, when compared to R&D expenses in the corresponding period of 2024 of $20.5 million. R&D expenses for the nine-month period ended September 30, 2025 were $70.8 million, up 13.7%, when compared to R&D expenses in the corresponding period of 2024 of $62.3 million. For the three and nine-month periods ended September 30, 2025, R&D expenses increased compared to the corresponding periods of 2024 primarily due to increased regulatory costs and clinical trials.

Contingent Consideration Expense. For the three and nine-month periods ended September 30, 2025, we recognized contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.0 million and $1.2 million, compared to contingent consideration expense of $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2024. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

The following table sets forth our operating income by financial reporting segment for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Income
Cardiovascular	$37,778	$37,555	$117,560	$113,374
Endoscopy	4,834	(294)	12,965	5,755
Total operating income	$42,612	$37,261	$130,525	$119,129

Cardiovascular Operating Income. Our cardiovascular operating income for the three-month period ended September 30, 2025 was $37.8 million, compared to cardiovascular operating income in the corresponding period of 2024 of $37.6 million. The increase in cardiovascular operating income during the three-month period ended September 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased sales ($366.4 million compared to $322.9 million) and gross margin, partially offset by increases in SG&A and R&D expenses.

Our cardiovascular operating income for the nine-month period ended September 30, 2025 was $117.6 million, compared to cardiovascular operating income in the corresponding period of 2024 of $113.4 million. The increase in cardiovascular operating income during the nine-month period ended September 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased sales ($1,069.2 million compared to $964.0 million) and gross margin, partially offset by increased SG&A, R&D and contingent consideration expenses.

Endoscopy Operating Income (Loss). Our endoscopy operating income for the three-month period ended September 30, 2025 was $4.8 million, compared to endoscopy operating loss of $(0.3) million for the corresponding period of 2024. The increase in endoscopy operating income for the three-month period ended September 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased sales and gross margin and decreased SG&A expenses associated with reduced restructuring and integration costs from the acquisition of EGS in July 2024.

Our endoscopy operating income for the nine-month period ended September 30, 2025 was $13.0 million, compared to endoscopy operating income of $5.8 million for the corresponding period of 2024. The increase in endoscopy operating income for the nine-month period ended September 30, 2025 compared to the corresponding period of 2024 was primarily a result of increased sales and gross margin, partially offset by increased SG&A expenses associated with higher labor related costs due to headcount additions in connection with the EGS Acquisition.

Other Expense – Net

Our other expense for the three months ended September 30, 2025 and 2024 was $4.1 million and $0.6 million, respectively. Our other expense for the nine-month periods ended September 30, 2025 and 2024 was $10.6 million and $2.3 million, respectively. The increase in other expense for the three and nine-month periods ended September 30, 2025 compared to the corresponding periods of 2024 were primarily related to decreased interest income associated with reduced cash and cash equivalent balances, partially offset by a decrease in interest expense as a result of having no outstanding amounts due under our Amended Fourth A&R Credit Agreement for the three and nine-month periods ended September 30, 2025.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2025 and 2024 was a tax expense of $10.8 million and $8.2 million, respectively, which resulted in an effective tax rate of 28.0% and 22.4%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2025 and 2024 was a tax expense of $29.4 million and $24.4 million, respectively, which resulted in an effective tax rate of 24.5% and 20.9%, respectively. The increase in the effective income tax rate for the three and nine-month periods ended September 30, 2025, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and contingent liabilities and increased permanent tax differences in various jurisdictions and items related to the budget reconciliation package enacted during the period and retroactive to the beginning of the year. The increase in the income tax expense for the three and nine-month periods ended September 30, 2025, when compared to the prior-year periods, was primarily due to increased pre-tax book income and the rate differences noted above.

Net Income

Our net income for the three-month periods ended September 30, 2025 and 2024 was $27.8 million and $28.4 million, respectively. The decrease in our net income for the three-month period ended September 30, 2025 was the result of several principal factors, including increased SG&A and R&D expenses, other expenses, and income tax expense, partially offset by increased sales and gross margin.

Our net income for the nine-month periods ended September 30, 2025 and 2024 was $90.5 million and $92.4 million, respectively. The decrease in our net income for the nine-month period ended September 30, 2025 was the result of several principal factors, including increased SG&A and R&D expenses, contingent consideration expense, other expenses, and income tax expense, partially offset by increased sales and gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of September 30, 2025 and December 31, 2024, our current assets exceeded current liabilities by $755.1 million and $707.4 million, respectively, and we had cash, cash equivalents and restricted cash of $394.6 million and $378.8 million, respectively, of which $72.5 million and $50.6 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, we are not permanently reinvested with respect to our historic unremitted foreign earnings. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2025, and December 31, 2024, we had cash, cash equivalents and restricted cash of $25.8 million and $18.1 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $198.9 million and $152.1 million during the nine-month periods ended September 30, 2025 and 2024, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $90.5 million and $92.4 million for the nine-month periods ended September 30, 2025 and 2024, respectively.
●	Depreciation and amortization was approximately $91.6 million and $74.1 million for the nine-month periods ended September 30, 2025 and 2024, respectively. The increase in depreciation and amortization for the nine-month period ended September 30, 2025 was primarily associated with the amortization of developed technology and other intangible assets acquired from EGS and Cook, and in connection with the Biolife Merger.
●	Stock-based compensation expense was $33.6 million and $19.0 million for the nine-month periods ended September 30, 2025 and 2024, respectively. The increase in stock-based compensation expense during 2025 is primarily associated with the increase in the Company’s stock price and grants of restricted stock units.
●	Cash used for inventories was approximately $15.1 million and $2.8 million for the nine-month periods ended September 30, 2025 and 2024, respectively. The increase in inventories during 2025 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash provided by (used for) trade payables was $3.4 million and $(6.5) million for the nine-month periods ended September 30, 2025 and 2024, respectively, due primarily to the timing of payments.

Cash flows used in investing activities. We used cash in investing activities of $197.1 million and $154.2 million for the nine-month periods ended September 30, 2025 and 2024, respectively. We used cash for capital expenditures of property and equipment of $57.3 million and $31.7 million in the nine-month periods ended September 30, 2025 and 2024, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and in 2025 includes costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $90 to $100 million in 2025 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $14.9 million and $10.2 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Cash outflows invested in acquisitions were $122.8 million for the nine-month period ended September 30, 2025 and were primarily related to the Biolife Merger in May 2025. Cash outflows invested in acquisitions were $110.2 million for the nine-month period ended September 30, 2024 and were primarily related to the EGS Acquisition in July 2024 and the initial payment for the acquisition of assets from SSI and a deferred payment for the acquisition of assets from Restore Endosystems.

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the nine-month periods ended September 30, 2025 and 2024 was $10.9 million and $(62.4) million, respectively. For the nine-month period ended September 30, 2024, we had cash used in financing activities primarily attributable to repayment of net borrowings under our Amended Fourth A&R Credit Agreement in an aggregate amount of $76.1 million. We had cash proceeds from the issuance of Common Stock of $13.6 million and $13.8 million, net of taxes paid in exchange for common stock, for the nine-month periods ended September 30, 2025 and 2024, respectively, related to the exercise of non-qualified stock options.

As of September 30, 2025, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $3.0 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of September 30, 2025 and December 31, 2024 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2025 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

•	statements preceded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
•	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenues or other financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
•	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements proceeded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

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

The following are some of the important risks and uncertainties that could cause Merit’s actual results to differ from management’s expectations in any forward-looking statements: risks and uncertainties associated with consequences of Merit’s executive succession planning activities and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the U.S. or other countries, including existing, proposed or prospective tariffs, duties or other measures; risks and uncertainties associated with Merit’s proposed acquisition of the C2 CryoBalloon device and related assets from Pentax of America, Inc., the possibility that Merit may not complete the proposed acquisition and, if the acquisition is completed, Merit’s integration of the acquired products and Merit’s ability to achieve projected financial results, product development and other projected benefits of the proposed acquisition; risks and uncertainties associated with Merit’s integration of the Biolife business and operations and its ability to achieve financial results, product development and other anticipated benefits of such acquisition; risks and uncertainties associated with Merit’s integration of products acquired in the Cook Transaction and Merit’s ability to achieve anticipated financial results, product development and other anticipated benefits of such acquisition; effects of the Convertible Notes on Merit’s net income and earnings per share performance; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions, including the ongoing “shutdown” of the United States government; modification or limitation of, or policies and procedures associated with, governmental or private insurance reimbursement policies; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; government scrutiny and regulation of the medical device industry; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other judicial proceedings affecting Merit; consequences associated with a Corporate Integrity Agreement executed between Merit and the U.S. Department of Justice; failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect Merit’s effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors affecting our business, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC, which we (i) updated in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, (ii) updated in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and (iii) updated in Part II, Item 1A. “Risk Factors” in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2024 Annual Report on Form 10-K. In the nine-month period ended September 30, 2025, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the nine-month period ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On May 20, 2025, we completed the Biolife Merger. We are currently integrating the policies, processes, employees, technology and operations of Biolife. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate Biolife. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2024 Annual Report on Form 10-K, as updated and supplemented below and in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2025 and June 30, 2025, which we filed with the SEC. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2024 Annual Report on Form 10-K, as updated and supplemented, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same heading in the 2024 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2024 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2025 and June 30, 2025.

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

As we previously announced, effective October 3, 2025, (i) Fred Lampropoulos resigned as Chief Executive Officer and President of Merit and transitioned his employment to the role of Executive Chairman and (ii) Merit’s Board of Directors appointed Martha G. Aronson as a Director and as Merit’s new Chief Executive Officer and President. We expect Mr. Lampropoulos to serve as Executive Chairman until January 3, 2026, and to continue to serve as a director and Chairman of the Board thereafter. While we seek to manage this leadership transition carefully, changes in leadership are inherently difficult and may negatively impact relationships with key customers, suppliers, investors and employees, cause operational or administrative inefficiencies or disruptions, distract from the achievement of our strategic business objectives, harm our workplace culture, result in loss of institutional knowledge, cause additional volatility in our stock price, or other adverse consequences resulting from the anticipated transition, the occurrence of any of which could have a materially adverse effect on our business.

We do not maintain key man life insurance on Mr. Lampropoulos or Ms. Aronson. The loss of Mr. Lampropoulos, Ms. Aronson, or of certain other key management personnel, could have a materially adverse effect on our business, operations and financial condition.

Our ability to compete effectively depends on our ability to attract, develop and retain executives and key employees. The market for experienced and talented employees, particularly for persons with certain technical competencies, is highly competitive. Inflationary pressures, labor demand and shortages and other macroeconomic factors have increased and could further increase the cost of labor, particularly in Mexico, and could harm our ability to recruit, hire and retain talented employees. Further, if we are unable to maintain (i) competitive and equitable compensation and benefit programs, including incentive programs which reward financial and operational performance, and (ii) an inclusive work culture that aligns our workforce with our mission and values, our ability to recruit, hire, develop, engage, motivate and retain talented and experienced employees could be negatively affected, which could adversely impact our operating results and financial condition.

ITEM 5. OTHER INFORMATION

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended September 30, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation.*
3.2	Fourth Amended and Restated Bylaws.*
10.1	Chief Executive Officer Employment Agreement, dated October 3, 2025, by and between Merit Medical Systems, Inc. and Martha G. Aronson.†
10.2	Performance Stock Unit Award Agreement (Three Year Performance Period), dated October 3, 2025, by and between Merit Medical Systems, Inc. and Martha G. Aronson.†
10.3	Restricted Stock Unit Award Agreement, dated October 3, 2025, by and between Merit Medical Systems, Inc. and Martha G. Aronson.†
10.4	CEO Transition Agreement, dated October 3, 2025, by and between Merit Medical Systems, Inc. and Fred P. Lampropoulos.†
10.5	Employment Agreement, dated September 1, 2025, by and between Merit Medical Systems, Inc. and Christian Adam Smith.†
10.6	Indemnification Agreement, dated September 1, 2025, by and between Merit Medical Systems, Inc. and Christian Adam Smith.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

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

MERIT MEDICAL SYSTEMS, INC.

Date: October 30, 2025	By:	/s/ MARTHA G. ARONSON
Martha G. Aronson
Chief Executive Officer and President

Date: October 30, 2025	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer