Form 10-K
period 2025-12-31
MERIT MEDICAL SYSTEMS INC
filed 2026-02-24
CIK 856982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on such date, was approximately $5.4 billion. As of February 20, 2026, the registrant had 59,431,931 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

●	statements preceded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
●	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenues or other financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
●	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements proceeded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications" or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

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

The following are some of the important risks and uncertainties that could cause our actual results to differ from our expectations in any forward-looking statements: inherent risks and uncertainties associated with consequences of Merit’s executive succession planning activities and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the U.S. or other countries, including existing, proposed or prospective tariffs, duties or other measures; risk and uncertainties relating to Merit’s integration of businesses or products acquired from third parties, including the acquisitions of the businesses and products from Pentax of America, Inc. and Biolife, L.L.C. in 2025 and from Cook Medical Holdings LLC and EndoGastric Solutions, Inc. in 2024, and Merit’s ability to achieve the anticipated financial results, product development and other anticipated benefits of such acquisitions; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other judicial proceedings affecting Merit; failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect our effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors affecting our business, see Item 1A. Risk Factors in this report and our subsequent Quarterly Reports on Form 10-Q.

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

Cardiovascular

We offer a broad line of medical devices used to gain and maintain vascular access. These products include our micropuncture kits, angiographic needles, family of Prelude® Introducer Sheaths and wide range of guide wires and safety products. Our cardiovascular segment includes the following product categories: peripheral intervention, cardiac intervention, custom procedural solutions, and original equipment manufacturer (“OEM”).

Peripheral Intervention

Our peripheral intervention products support the minimally invasive diagnosis and treatment of diseases in peripheral vessels and organs throughout the body, excluding the heart. Products in our peripheral intervention product category are organized into the following product groups: peripheral intervention, and oncology.

Merit Vascular – Peripheral

Our peripheral intervention products include product offerings in the following product portfolios: access (peripheral), angiography, drainage, delivery systems, embolotherapy, and intervention (peripheral). The renal therapies portion of our access (peripheral) portfolio includes the following key products:

●	Merit Wrapsody® Cell-Impermeable Endoprosthesis (the “Wrapsody Device”), a cell-impermeable endoprosthesis which is designed to maintain long-term vessel patency in patients with obstructions in the dialysis outflow circuit;
●	HeRO® (Hemodialysis Reliable Outflow) Graft, a fully subcutaneous vascular access system, which is intended for use in maintaining long-term vascular access for chronic hemodialysis patients;
●	CentrosFLO® Long-Term Hemodialysis Catheter and ProGuide® Chronic Dialysis Catheter, which are designed to maintain optimal blood flow;
●	BioFlo DuraMax® Catheter, which provides optimal ease of insertion and high flow rates at modest arterial pressure;
●	Broad offering of peritoneal dialysis catheters, accessories and implantation kits for home dialysis therapy; and
●	Surfacer® Inside-Out® Access Catheter System that restores and preserves access in chronically occluded veins.

The products in our angiography portfolio are used to identify blockages and other disease states in blood vessels. The principal product offerings in our angiography portfolio include our:

●	Merit SplashWire® hydrophilic Steerable Guide Wires, combining optimum lubricity, exceptional torque response and enhanced visibility;
●	Performa® and Impress® Diagnostic Catheters, a catheter offering designed for traversing difficult to access peripheral blood vessels; and
●	Performa Vessel Sizing Catheters for vessel measurement.

We offer a broad line of drainage products. The principal product offerings in our drainage portfolio include our:

●	Aspira® Pleural Effusion Drainage and Aspira® Peritoneal Drainage Systems, a compassionate treatment option for end-stage cancer, allowing patients to spend more time at home by reducing the need for frequent hospital visits to treat their drainage needs;
●	Family of ReSolve® Drainage Catheters, including our ReSolve ConvertX® Stent System and ReSolve Mini™ Locking Drainage Catheter, and our related tubing sets and drainage bag;
●	One-Step® and Valved One-Step® Drainage Catheters, sold individually and in kits, for quickly removing unwanted fluid accumulation; and
●	Revolution™ Catheter Securement Device and StayFIX® Fixation Device, used to stop migration, movement and accidental removal of percutaneous catheters.

The principal product offerings in our delivery systems portfolio include our:

●	SwiftNINJA® Steerable Microcatheter, an advanced microcatheter with a 180-degree articulating tip;
●	Merit Maestro® and Merit Pursue™ Microcatheters, small microcatheters designed for pushability and trackability through small and tortuous vessels; and
●	True Form® Reshapable Guide Wire, designed to be reshaped multiple times, reducing the need for multiple guide wires.

Our embolotherapy products treat disease by blocking or slowing the flow of blood into the arteries or delivering chemotherapy drugs in the treatment of primary and metastatic liver cancer. The principal product offerings in our embolotherapy portfolio include our:

●	Embosphere® Microspheres, a highly-studied, round embolic for consistent and predictable results;
●	HepaSphere® Microspheres, soft embolics with a consistent cross-sectional diameter for predictable, flow-directed targeting; and
●	Siege® Vascular Plug, a self-expanding vascular implant designed for peripheral arterial embolization in vessels measuring 1.5mm to 6.0mm in diameter.

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

Merit Oncology

Our oncology products are dedicated to the accurate diagnosis and localization of breast and soft tissue tumors and the innovative treatment of early-stage breast cancer. We also offer an extensive line of soft tissue biopsy products and accessories. Our primary product offerings in our oncology portfolio include our:

●	SCOUT® Radar Localization System, a nonradioactive, wire-free tumor localization system that facilitates successful surgical removal of marked lesions and lymph nodes, improving workflow and the patient experience;
●	CorVocet® Biopsy System, one of our innovative soft tissue core needle biopsy and accessory products, designed to cut a full core of tissue and provide large specimens for pathological examination;
●	Achieve®, Temno® and Tru-Cut® Soft Tissue Biopsy Devices which are designed to produce superior soft tisuue biopsy samples;
●	BioSentry® biopsy tract sealant system designed to address the issues of biopsy-related pneumothorax; and
●	SAVI® Brachytherapy, a precise, targeted approach to accelerated partial breast irradiation with lower toxicities and reduced treatment duration.

Cardiac Intervention

We manufacture and sell a variety of products designed to treat various heart conditions. Products in our cardiac intervention product category are organized into the following product portfolios: access (cardiac), angiography, electrophysiology and CRM, fluid management, hemodynamic monitoring, hemostasis, and intervention (cardiac).

Merit Vascular – Cardiac

The principal product offerings in our access portfolio (cardiac) include our family of Prelude Introducer Sheaths, for both radial and femoral access, featuring our recently-launched Prelude Wave™ Hydrophilic Sheath Introducer with SnapFix™ technology and our Prelude IDeal™ Hydrophilic Sheath Introducer, an ultra-thin wall introducer sheath that provides more room for the insertion of catheters and other devices in the radial artery.

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

Electrophysiology is the study of diagnosing and treating abnormal electrical activities of the heart. Cardiac rhythm management (“CRM”) is the field of cardiac disease therapy that relates to the diagnosis and treatment of cardiac arrhythmias or the improper beating of the heart. The principal product offerings in our electrophysiology and CRM portfolio include our:

●	Evolution® system for lead removal procedures relating to pacemakers and implantable cardioverter defibrillators;
●	Worley™ Advanced LV Delivery System, used to aid in the insertion and implantation of left ventricular pacing leads;
●	HeartSpan® Transseptal Needle, for left-heart access procedures;
●	HeartSpan® Steerable and Fixed Curve Sheath Introducer, featuring a neutral position indicator and tactile click to help physicians identify curve orientation with an expanded product line that includes fixed curve shapes; and
●	SafeGuard Focus® and Focus CoolTM compression devices, used to protect closed surgical sites in the immediate postoperative period.

The product offerings in our fluid management portfolio include manifolds, control syringes and tubing.

The principal products we offer in our hemodynamic monitoring portfolio include the Meritrans DTXPLUS® disposable transducer, SAFEDRAW® closed arterial blood sampling system and related accessories.

The principal product offerings in our hemostasis portfolio include our Prelude SYNC EVO®, PreludeSYNC Distal™, PreludeSYNC EZTM Radial Compression devices (designed to reduce and stop blood flow after radial access procedures), and the SafeGuard® Pressure Assisted Device which provides hemostasis after femoral procedures.

The principal product offerings in our intervention (cardiac) portfolio include a full line of inflation devices and hemostasis valves, including the BasixSKY®, BasixCompak®, basixTOUCH®, Blue Diamond® and DiamondTouch™ inflation devices, the PhD™ Hemostasis Valve, and the 10Fore™ Hemostasis Valve, the latest addition to our hemostasis valve portfolio.

Custom Procedural Solutions

Our custom procedural solutions product category is comprised of standard and custom kit and pack solutions that include items needed for peripheral procedures, safety and waste management products, and hemostasis accessories. Our kit and pack solutions can optimize efficiency and reduce cost and waste. The principal product offerings in this product category include:

●	Critical care products;
●	Medallion® syringes;
●	Manifold kits; and
●	Trays and packs.

OEM

Our global OEM Division sells components and finished devices, including molded components, sub-assembled goods, custom kits and bulk non-sterile goods, to other medical device manufacturers. Additionally, we provide coating services for medical tubes and wires under OEM brands in addition to many of the products identified above. We offer coated tubes and wires to customers on a spool or as further manufactured components, including guide wire components, coated mandrels/stylets and coated needles.

We also manufacture and sell sensor components for microelectromechanical systems. These components consist of piezoresistive pressure sensors in various forms, including bare silicon die, die mounted on ceramic substrates, and fully calibrated components for numerous applications both inside and outside the healthcare industry.

Merit Spine

In 2025, we reorganized our sales teams and product categories to include our spine products under our OEM product category. Our spine products are used in the treatment of vertebral compression fractures and metastatic spinal tumors and in musculoskeletal biopsy procedures. Our spine product line includes the following product portfolios: vertebral augmentation, radiofrequency ablation, and bone biopsy systems. Our primary product offerings in the vertebral augmentation and radiofrequency ablation portfolios include our:

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

Endoscopy

The products in our endoscopy operating segment, Merit Medical Endotek®, are organized in two product portfolios: gastroenterology and pulmonary.

Our gastroenterology products include a complete range of innovative, gastrointestinal solutions. Our primary product offerings in our gastroenterology portfolio include our:

●	Recently-launched Resilience Through-the-Scope Esophageal Stent which provides luminal patency in the esophagus;
●	Recently-acquired C2 CryoBalloon® device and related technology intended to treat patients suffering from Barretts esophagus and other gastrointestinal disorders;
●	EsophyX® Z+ system for minimally invasive non-pharmacological treatment of gastroesophageal reflux disease;

●	Alimaxx-ES™ and EndoMAXX® Fully Covered Esophageal Stents for maintaining esophageal luminal patency in certain esophageal strictures;
●	BIG60® and BIG60 ALPHA® Inflation Devices, 60-mL syringes and gauges designed to inflate and deflate non-vascular balloon dilators while monitoring and displaying inflation pressures up to 12 atmospheres; and
●	Elation® Fixed Wire, Wire Guided and new 5-stage Balloon Dilators, intended for use in the alimentary tract.

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

According to statistics published by the World Health Organization, cardiovascular disease continues to be a leading cause of death and a significant global health problem. Treatment options range from dietary changes to surgery, depending on the nature of the specific disease or disorder. Endovascular techniques, including angioplasty, stenting and endoluminal stent grafts, continue to represent important therapeutic options for the treatment of vascular disease. We derive a large percentage of our revenues from sales of products used during percutaneous diagnostic and interventional procedures such as angiography, angioplasty and stent placement, and we intend to pursue additional sales growth by building on our existing market position in both core technology and accessory products.

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

When we believe that a product suggestion demonstrates a sustainable competitive advantage, meets customer needs, fits strategically and technologically with our business and has a good potential financial return, we generally assemble a “project team” comprised of individuals from our sales, marketing, engineering, manufacturing, legal, regulatory and quality assurance departments. This team works to identify the customer requirements, develop the design, compile necessary documentation and testing, and prepare the product for market introduction. We believe that one of our competitive strengths is our capacity to rapidly conceive, design, develop and introduce new products that meet customer needs.

U.S. and International Sales. Sales of our products in the U.S. accounted for 60%, 59% and 58% of our net sales for the years ended December 31, 2025, 2024 and 2023, respectively. In the U.S., we have dedicated, direct sales organizations primarily focused on selling to end-user physicians, hospitals and alternate site facilities (e.g., office-based labs), major buying groups and integrated healthcare networks.

Internationally, we employ sales representatives and contract with independent distributor organizations and custom procedure tray manufacturers to distribute our products worldwide, including territories in Europe, the Middle East, Africa, Asia, Oceania, Central and South America, Mexico and Canada. In 2025, our international sales grew 9.1% over our 2024 international sales and accounted for 40% of our net sales. Our largest non-U.S. market is China where we maintain a distribution center and administrative office in Beijing and sales offices in other major cities. We sell our products through more than 500 distributors in mainland China, who are responsible for reselling our products, primarily to hospitals. We use the “modified direct” sales approach in China, employing sales personnel throughout China who work with our distributors to promote the clinical advantages of our products to clinicians and other decision makers at hospitals.

In 2019, China announced a volume-based procurement (“VBP”) policy applicable to medical device manufacturers that is designed to reduce the price of medical devices sold in China. We began experiencing the impact of the VBP policy in 2022 in the form of decreased sales prices and revenue. The negative impacts of the VBP policy have persisted since 2022 and we expect to continue to experience these negative impacts in 2026. For further discussion of the risks and uncertainties associated with the VBP policy, please refer to disclosure under the heading “Consolidation in the healthcare industry, group purchasing organizations and public cost-containment measures have led to demands for price concessions, which may reduce our revenues and harm our ability to sell our products at prices necessary to support our current business strategies.” set forth in Item 1A “Risk Factors.”

In Europe, the Middle East and Africa (“EMEA”), we have direct, modified direct and distributor sales operations. Such sales operations are active throughout the region, including the largest markets in Western, Southern, Central and Eastern Europe and the emerging markets within EMEA.

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

We require our international distributors to store products and sell directly to customers within defined sales territories. Each of our products must be approved for sale under the laws of the country in which it is sold. International distributors are responsible for compliance with applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, as well as all applicable laws and regulations in their respective countries.

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

Research and Development

Our research and development operations have been central to our historical growth, and we believe they will be critical to our continued growth. In recent years, our commitment to innovation has led to the introduction of several new products, improvements to our existing products and expansion of our product lines, as well as enhancements in our research and development facilities.

We continue to develop new products and make improvements to our existing products utilizing many different sources. In 2025, we endeavored to facilitiate cross-functional collaboration by aligning our research and development and marketing teams with our sales organization to enhance the integration of physician feedback into new product development and project prioritization. This alignment strengthens our ability to execute on product development strategies and accelerate new product introductions. By more effectively incorporating customer feedback into our innovation process, we are better positioned to deliver solutions that meet clinical needs and improve patient outcomes. This approach supports disciplined resource allocation, fosters operational efficiency, and reinforces our commitment to delivering differentiated products that drive long-term growth.

In 2025, we completed projects that resulted in the newest additions to our product lineup: the 10FoRe™ hemostasis valve, Ventrax® Delivery System, MAK™ Gold Mini Access Kits, and Prelude Wave™ Hydrophilic Sheath Introducer with SnapFix™ technology. Other products added to our new product portfolio include simplified connections to our Centesis and Aspira® drainage systems to facilitate compatibility with a broader range of drainage tools.

Currently, we have research and development facilities in California, Minnesota, Texas, Utah, Ireland and France.

Manufacturing

We manufacture many of our products using our proprietary technology and our expertise in plastic injection molding, insert molding and extrusion and in embolotherapy products production, along with many other technologically advanced manufacturing processes. We generally contract with third parties for the tooling of our molds, but we design and own most of our molds. We have also received various International Organization of Standardization (“ISO”) certifications for many of our facilities; for further details, please refer to Item 1. “Business - Sustainability” below. Merit Sensor Systems, Inc. (“Merit Sensors”) develops and markets silicon pressure sensors to a range of enterprises and presently supplies the sensors we use in our digital inflation devices and blood pressure sensors.

We have specialized manufacturing personnel at most of our eleven global manufacturing facilities. Consequently, we possess the capability to flexibly locate or shift the manufacture of products to the facilities providing the most strategic advantages. The determination of manufacturing location is based upon multiple factors, including facility technological capabilities, market demand, acquisition and integration activities and economic and competitive conditions.

We have packaging and manufacturing facilities located in Texas, Florida, Virginia, Utah, Minnesota, Mexico, Brazil, Ireland, France, The Netherlands, and Singapore. See Item 2. “Properties.”

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

Proprietary Rights and Litigation

We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to protect our intellectual property. We have a number of U.S. and foreign-issued patents and pending patent applications, including rights to patents and patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and, for the U.S., is typically 20 years from the date of filing of the patent application. As of December 31, 2025, we owned approximately 2,200 U.S. and international patents and patent applications.

Additionally, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, our intellectual property assets are critical to our business, but no single patent, trademark or other intellectual property asset is of material importance to our business.

The Merit® name and logo are trademarks in the U.S. and other countries. In addition to the Merit name and logo, we have used, registered or applied for registration of other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries. See Item 1. “Business - Products” above. The duration of our trademark registrations varies from country to country; in the U.S. we can generally maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use. As of December 31, 2025, we owned approximately 840 U.S. and foreign trademark registrations and trademark applications.

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

Regulation

Corporate Integrity Agreement. In October 2020, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”), a five-year agreement that was a condition of our settlement with the United States Department of Justice (“DOJ”). The CIA, which expired in October 2025, subjected us to certain compliance, monitoring, reporting, certification, oversight and training obligations. On January 23, 2026, we received a letter from OIG that signaled formal completion of the CIA. We intend to continue our compliance program with continual improvements tailored to the nature of our medical device business.

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

We post on our websites our privacy notices, policies and practices regarding the collection, use and disclosure of user data, as well as providing our privacy policies to our employees (including job applicants) by linking to the Merit privacy policy (posted on the Merit website) from our Employee Handbook and our job application board. Any failure, or perceived failure, by us to comply with our posted privacy notices or policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or, in some jurisdictions, individuals, including class action privacy litigation, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

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

The majority of our products are disposable medical devices and are generally disposed of after a single use due primarily to the risks of exposing patients to bloodborne pathogens capable of transmitting disease or other potentially infectious materials. Additionally, repeated sterilization to address such risks is not possible because it may adversely affect the quality of the materials used in many of our products and result in the failure of our product to function properly if used in multiple medical procedures. Consequently, many of our used products will likely end up in regulated medical waste disposal facilities at the end of their usefulness. We continually look for opportunities to deliver sustainable, long-term growth of our business. Our sustainability practices are an integral component of our business strategy.

We have identified sustainability opportunities, and have developed areas of focus where we are positioned to make a positive impact. These include programs designed to reduce waste, improve efficiencies, reduce greenhouse gas emissions, and protect the environment. Our sustainability values in action include:

●	achievement of the ISO 14001 certification (international standard that specifies requirements for an effective environmental management system) at nine facilities including eight manufacturing facilities (eight in scope) and one large distribution facility (one in scope). A key part of our ISO 14001 program is energy management which includes yearly energy reviews and procurement controls for energy efficient purchasing;
●	establishment and support of employee gardens that promote pollination and provide farm-to-table nutrition for our employees at our headquarters in South Jordan, Utah;
●	use of re-usable pallets where possible and methods to move products in reusable bulk containers, reducing intra-company shipping materials;
●	reduction in water consumption at our water-stressed location in South Jordan, Utah by investing in campus-wide xeriscaping and water recirculation systems within our most water intensive operations;
●	reduction in packaging materials by implementing product family packaging reviews to consolidate shipments by better understanding our customers' purchasing practices-these reviews often allow us to increase quantities per box, eliminate the usage of intermediate packaging, reduce film thickness and re-use original product packaging where possible;
●	transition from paper work orders to electronic work orders through our internally designed eWorq program. Currently, 84% of our global work orders are managed by eWorq, with a goal to be at 93% by the end of 2026. This project saves millions of pieces of paper and thousands of plastic sleeves annually. Currently, our eWorq program is in place at five of our largest manufacturing sites. We estimate that we eliminated 4,931,000 pages of paper during 2025. We plan to continue implementing this program at our manufacturing facilities globally to eliminate as much paper as we can within our operations;
●	recycling programs where we recycle materials, including food waste, paper, plastic, cardboard, beverage containers, scrap metal, and pallets;
●	Waste to energy (WtE) programs where we divert hard-to-recycle items from the landfill to certified WtE plants that utilize advanced pollution controls to burn the waste and create steam to drive turbines, resulting in the production of electricity and heat for homes and businesses;
●	placement of free car charging stations for employees who have transitioned to electric vehicles;
●	installation of efficient heating and cooling systems that operate on variable efficiency drives, increasing our energy efficiency at our headquarters in South Jordan, Utah and our transition to Light Emitting Diode ("LED") lighting in our global facilities;
●	operation of an environmental tracking system at our world-wide facilities to facilitate monthly reporting and accountability for energy, water, waste, recycling, and scope 1 and 2 greenhouse gas emissions metrics—this system supports our 2030 operational sustainability goals; and
●	engaged in a comprehensive materiality assessment to better align environmental, social and governance expectations from our internal and external stakeholders.

To learn more about our sustainability programs and accomplishments, you may visit www.merit.com/about/corporate-sustainability/.

Our People

As of December 31, 2025, we had approximately 7,500 employees located in approximately 43 countries performing a variety of roles. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management, and other positions to be critical to our overall long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including our work environment, employee engagement, compensation and benefits, talent and career development, and employee wellness. We invest in our people and cultivate a company culture committed to supporting an inclusive workforce.

Work Environment. We strive to create a global work environment where employees feel welcomed, respected, and valued. With this goal in mind, our Chief Human Resources Officer has been charged with working with our leadership team to strengthen and enhance our inclusion efforts company wide. We are committed to providing equal opportunity in all aspects of employment. In the U.S., we are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law. To further promote a culture of inclusion, during 2021 we started the Women’s Leadership Initiative (“WLI”), our first ever affinity group led by women and open to all Merit employees. The WLI contributes to our long-term strategies by promoting a culture of inclusion through (i) sponsoring professional development activities focused on overcoming barriers and restraints to the advancement of women’s careers, (ii) facilitating external interactions with organizations and thought leaders, and (iii) providing resources focused on improving inclusion. Through the WLI, the first global Strategic Leadership Program was launched in 2025 in partnership with the University of Utah and an external leadership development partner.

Employee Engagement. The engagement of our workforce is critical to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently with our employees through a variety of communication methods, including video and written communications, town hall meetings, and our company intranet, and we acknowledge individual contributions to Merit by celebrating milestones of service in five-year increments. Since 2021, we have substantially strengthened our employee communication capabilities through the addition of dedicated internal resources and programs aimed at doing even more to communicate with and engage our workforce. In partnership with the Gallup organization, in 2022 we launched our first ever global employee engagement survey and have continued this survey in each subsequent year, with increasing participation and engagement results. This survey provides us with many insights into the engagement of our employees from which we have been able to develop action plans at the team and company level in order to further strengthen employee engagement. The employee participation rate in the engagement survey reached a high of 93% in 2025.

Additionally, for five consecutive years, our subsidiary in China has been recognized as a “China Top Employer” by the Top Employers Institute. This award reflects our unwavering commitment to excellence in human resources practices. In selecting recipients of the award, the Top Employers Institute considers a variety of factors, including people strategy, work environment, talent acquisition, learning and development, employee well-being, and diversity and inclusion.

The Merit Way—Our Core Values. In July 2025, Merit celebrated the one-year anniversary of the launch of our values program known as “The Merit Way,” which is an employee initiative designed to create a single global culture united by common values that honors Merit’s past and future. The Merit Way values are described with the acronym H.E.A.R.T. as follows:

●	Health – Committed to employee and patient well-being
●	Excellence – Deliver your best with the highest of standards
●	Agility – Decide, act, and adapt to change
●	Responsibility – Own your decisions, actions and results
●	Teamwork – Collaborate and communicate to achieve a common goal.

In 2025, the Merit Way values were embedded in performance management recognition programs in addition to global and local communications.

Compensation and Benefits. Because our mission is to create innovative medical devices that improve lives, we aim to hire and develop employees who want to build something special through hard work, team effort, and commitment. That is why we provide our employees with competitive total rewards packages and strive to provide the most cost-effective medical benefits and wellness programs. As a result of our focus on competitive health and wellness benefits, we have achieved our tenth consecutive year of zero health care plan cost increases for our U.S. employees who participate in our group healthcare plans. Our total rewards package includes competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, paid parental leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development. Since 2021, we have been building and strengthening global programs around strategic talent management, employee performance, development, succession planning and engagement. In 2025, we launched an automated global performance management program with a focus on The Merit Way values using our global HR information system. Employee development programs are also being executed at different global and local levels with a focus on management and leadership development. For example, we deployed Gallup’s “Conversations That Matter” training to more than 500 managers worldwide in our operations, quality assurance and research and development departments.

Community. Our employees are actively involved in their communities and supporting causes. At our headquarters, we provide an onsite garden where employees take part in growing and distributing produce to employees and to the local community. Employees also actively support causes by raising awareness and funds for non-profit organizations. Areas that our employees have supported in recent years include Breast Cancer Awareness Month, Heart Health Month, children’s charities and supporting those in need. In 2025, we continued our support of humanitarian missions through Merit product donations in Belize, Honduras, Ethiopia, Peru, Tanzania, Haiti, Mauritius, Nicaragua, and Syria. Merit also conducts and/or participates in medical education conferences around the globe.

Wellness. Wellness is at the foundation of creating a positive employee experience and is the reason for “Health” being the first of the Merit Way values. At both our company headquarters in Utah and at our largest manufacturing location in Tijuana, Mexico, we have an onsite medical clinic available for our employees and their families where we provide preventative and general medical care. We have a monthly wellness committee meeting and create a “Get Healthy”

wellness program available to all sites across the globe. Programs include providing health information from medical and nutrition experts, newsletters with wellness and dietary tips, and activities promoting health and wellbeing such as walking groups and fitness challenges. Some programs include suicide prevention awareness, on-site diabetes screenings, mental health awareness, lifestyle modification to prevent diseases, tobacco cessation and breast cancer awareness. Additionally, we continue to offer our Smart Choice meal program designed by our onsite dietician and culinary team to provide a free healthy meal option to employees at our Utah headquarters.

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

Health and Safety. Ensuring our employees’ safety is a top priority. We strive to foster a safety-oriented culture, and we maintain an occupational health and safety management system that covers all our employees and contractors. By minimizing risks at our production facilities and implementing training to enhance awareness of hazards, we are able to promote safe practices that can preserve the health of our employees. We maintain high standards for workplace safety, and our orientation for employees includes training about safe procedures. Our programs and policies are in compliance with applicable local, regional, and federal laws, including U.S. Occupational Safety and Health Administration requirements. We have obtained ISO 45001 certification at eight manufacturing facilities (eight in scope) and one distribution facility (one in scope). This is a globally recognized standard for employee occupational health and safety, established by the International Organization for Standardization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement.

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

We rely on third-party vendors to supply raw materials, component parts, finished products and services in connection with our business. Our reliance on these third-party vendors exposes us to product or service shortages and unanticipated price increases, whether due to inflationary pressure, regulatory changes, tariffs and related measures, geopolitical tensions, the discretion of such vendors or otherwise. For example, we rely on a relatively small number of service providers to sterilize our products. If any of these service providers ceases operations, ceases to provide services to us or fails to comply with quality or regulatory requirements, we may be unable to find a suitable service provider to replace them. This could significantly delay or stop production and adversely affect sales of such products. Additionally, many of our products have components that are manufactured using resins, plastics and other petroleum-based materials which are available from a limited number of suppliers. There is no assurance that crude oil supplies will be uninterrupted or that petroleum-based manufacturing materials will be available for purchase in the future. Tensions in the Middle East and Venezuela and the military conflict in Ukraine may increase the likelihood of supply interruptions and hinder our ability to obtain the materials we need to make our products. Supply disruptions are making it harder for us to obtain the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials we need to continue to manufacture certain products. If we are unable to manage the challenges associated with supply disruptions or delays, our business, operations or financial condition could be adversely impacted.

Cost volatility could adversely affect our operations.

The cost of the raw materials, components and services required to operate our business are affected by a variety of factors beyond our control, including existing and potential tariffs and related counter-measures, changes in supply and demand, general economic conditions, labor and transportation costs, climate change, competition, import duties, currency exchange rates, regulatory changes and political uncertainty around the world. In particular, we purchase large quantities of resins, which are oil-based components used to manufacture certain products.  Any significant increase in resin costs could adversely impact future operating results. In addition to increased resin costs, increases in oil prices could also increase our packaging and transportation costs.

The overall costs of raw materials, transportation, construction, services and energy necessary for the production and distribution of our products continue to increase and be volatile. During 2025, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, packaging materials and other inputs necessary for the production and distribution of our products. Those elevated costs may continue in 2026, which could adversely affect our business, operations or financial condition.

Our ability to recover increased costs may depend upon our ability to raise prices on our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers and third-party payers, we may be unable to pass along cost increases through higher prices. If we are unable to recover these costs through price increases or offset these increases through cost reductions, we could experience lower margins and profitability, and our business, operations or financial condition could be materially harmed.

Changes in economic and geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations or financial condition.

Our operations and performance are significantly impacted by global, regional and U.S. economic and geopolitical conditions. The global macroeconomic environment continues to be challenging due to the effects of inflation, instability in global credit markets, uncertainty regarding global monetary policies, instability in the geopolitical environment in many parts of the world and other factors. Periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine, tensions in the Middle East and in Venezuela and China-Taiwan relations, may result in (i) new or evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions, as well as general ecosystem disruptions, could result in reputational harm, operational delays, monetary fines, lost revenues, increased costs, lost export privileges or criminal sanctions.

During 2025 and 2026, the U.S. government announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. Many of the announced tariffs apply to countries from which we import our raw materials, component parts and finished products, including Mexico, Ireland and China, and have increased our manufacturing costs. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade policies can be announced at any time with little or no notice, and recent judicial action and executive response in the U.S. have added to the uncertainty of the situation. We cannot predict with certainty the future trade policy of the United States or other countries. We continue to evaluate the potential impact of trade policies on our business and financial condition in 2026. However, the ultimate impact of any announced or future tariffs will depend on various factors, including (i) whether such tariffs are ultimately implemented or suspended, (ii) the timing and duration of implementation or suspension and the amount, scope and nature of such tariffs and (iii) potential exclusions from the application of those tariffs.

Additionally, potential tariffs or other U.S. trade policy measures could trigger retaliatory actions by other countries, including by countries that are significant markets for our products, such as China. The escalation of trade tensions could impact us in a variety of ways, including (i) increases in manufacturing costs,  (ii) disruptions or delays to our global supply chain, (iii) limitations on our ability to sell our products, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, operations and financial condition.

Furthermore, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, significant inflation, and reduced demand for our products. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital expenditures, or refinance debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

The above factors, as well as other economic and geopolitical factors in the U.S. and abroad, could have a material adverse effect on our business, operations and financial condition, including:

●	changes in economic, monetary and fiscal policies in the U.S. and abroad;
●	a global or regional economic slowdown in any of our market segments;
●	public health crises, and government and social responses;
●	government cost-reduction initiatives;
●	policies in various countries that favor domestic industries or restrict foreign companies;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid escalation of the cost of regulatory compliance and litigation; and
●	credit risks, longer payment cycles and other challenges in collecting accounts receivable.

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our financial results.

We are a global company with international operations, and we sell our products in countries throughout the world. Regional conflicts, including the ongoing conflict in Ukraine, tensions in the Middle East and Venezuela, and the risk of increased tensions between China and Taiwan, could negatively impact our ability to sell our products in or source materials from sanctioned countries. In addition, international conflicts could further result in global or regional market instability, insurrections and civil unrest, increased energy costs, and increased risk of cybersecurity attacks, any of which could adversely impact our financial results.

Any damage or interruption to our operations, facilities, manufacturing processes or information technology systems, or those of our suppliers, could have an adverse effect on our business, operations or financial condition.

Damage or interruption to our facilities or systems, or those of our suppliers, because of extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, labor strikes, civil unrest, cyber-attack, public health crises, unauthorized entry or other events could significantly disrupt our operations, the operations of suppliers or critical infrastructure. These events may delay or prevent product manufacturing and shipment during the time required to repair, rebuild or replace the damaged facilities or systems. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. In the event of any such delay or interruption of our operations, facilities or systems, or those of our suppliers, we may experience a loss of market share and harm to our reputation, which could adversely affect our business, operations or financial condition.

Consolidation in the healthcare industry, group purchasing organizations and public cost-containment measures have led to demands for price concessions with respect to our products, which may reduce our revenues and harm our ability to sell our products at prices necessary to support our current business strategies.

Healthcare costs have risen significantly over the past decade, which has led to numerous cost containment measures and other healthcare reforms by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which has created more requests for pricing concessions and is expected to continue. Additionally, many of our customers belong to group purchasing organizations or integrated delivery networks that aggregate their market power to consolidate purchasing decisions for these customers. These customers are often able to obtain lower prices and more favorable terms, which has led to lower revenues and required us to take on additional liability.

Furthermore, we may find limited demand for otherwise promising new products unless reimbursement approval is obtained from private and governmental third-party payers. Legislative or administrative reforms to the reimbursement systems in the U.S., Japan, China, or other countries in a manner that significantly reduces or eliminates reimbursement for procedures using our medical devices, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, and heightened clinical data requirements, could have a material adverse effect on our business, financial condition or results of operations.

The global trend toward limiting growth of healthcare costs has impacted us in international markets, including China, our largest international market in terms of revenue. China has implemented the VBP policy, which has the specific aim of decreasing prices for medical devices. China’s VBP policy has negatively impacted our product pricing and revenue in China since 2022. Due to uncertainties with the application of the VBP tender process, we are unable to reliably forecast the impact of the VBP policy on our China revenues in 2026. However, we expect that the VBP tender process in China will continue to negatively impact our revenue from China in 2026, and there can be no assurance that the VBP policy will not have a materially adverse effect on our business, operations or financial condition.

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

The medical device industry is also subject to rapid technological change and frequent product introductions. Our ability to compete successfully is dependent, in part, upon our response to changes in technology and our efforts to develop and market new products which achieve significant market acceptance. Companies with substantially greater resources than us are actively engaged in research and development of new methods, treatments, drugs, and procedures that could limit the market for our products and eventually make our products obsolete. Furthermore, our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence (“AI”) and machine learning in their product offerings, which could also limit the market for our products. A reduction in demand for our products could have a material adverse effect on our business, operations or financial condition.

The development, deployment and use of AI in our business operations could result in regulatory action, legal liability, operational challenges or reputational harm and our failure to adapt to developments related to AI in a timely manner (or at all) could adversely affect our business, financial condition or results of operations.

We have integrated AI into our some of our product development activities and into our business operations generally. We expect to continue to utilize AI in our operations, as well as pursue new AI technology partnerships with third parties. The development, deployment and use of AI (particularly generative AI) is rapidly evolving and presents various risks, including from confidentiality, privacy, data protection, cybersecurity and compliance perspectives, and raises intellectual property, legal, regulatory, reputational, ethical, operational, technological and other concerns. AI systems may fail, underperform or disrupt our business operations. If we do not effectively adopt and integrate AI into our business in a timely manner and manage the associated risks, our competitive position could be adversely affected, which could negatively impact our business, financial condition or results of operation.

Strategic, Business Development and Employee Attraction and Retention Risks

We may incur substantial costs when evaluating, negotiating and closing acquisitions, and our failure to integrate acquired businesses may adversely impact our business and financial results.

We seek to supplement our internal growth through strategic acquisitions and transactions. We regularly evaluate potential acquisitions and transactions, certain of which may be significant. We have incurred, and will likely continue to incur, significant expenses in connection with evaluating, negotiating and consummating acquisition and other transactions.

Our integration of acquired businesses requires considerable efforts, which may include corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and require significant management time. Some of the factors that could affect the success of our acquisitions include the effectiveness of our due diligence process, our ability to execute our business plan for the acquired operations, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the performance of critical transition services, our ability to adequately fund acquired research and development projects and retain key employees and our ability to achieve synergies with the acquired businesses. Foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. In addition, we have and may in the future acquire less than full ownership interests in other businesses, which involve unique challenges for effective collaboration.  Our failure to effectively integrate acquired businesses could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire or invest in will become profitable or remain so, and if our acquisitions or investments are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.

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

In addition, we may not realize competitive advantages, synergies or other benefits anticipated in connection with any acquisition or other transaction. If we do not adequately identify and value targets for, or manage issues related to, acquisitions and other transactions, such transactions may not produce the anticipated benefits and could have an adverse effect on our business, operations or financial condition.

Failure to realize the benefits expected from recent acquisitions could adversely affect our business, operating results or financial condition.

We have completed a series of strategic acquisitions and transactions in recent years, some of which have been significant, such as the acquisitions of assets or businesses from each of the following companies: AngioDynamics, Inc. on June 8, 2023; EndoGastric Solutions, Inc. on July 1, 2024; Cook Medical Holdings, LLC on November 1, 2024; Biolife, L.L.C. on May 20, 2025; and Pentax of America, Inc. on November 3, 2025 (collectively, the “Recent Acquisitions”). The benefits we expect from the Recent Acquisitions are based on projections and assumptions about the performance of the acquired assets under our ownership, which may not materialize as expected. Our business, operating results or financial condition could be adversely affected if we are unable to realize the anticipated benefits from the Recent Acquisitions on a timely basis, if at all. Achieving the benefits of the Recent Acquisitions will depend, in part, on our ability to integrate the acquired businesses and operations successfully and efficiently with our business. The challenges involved in these integrations include:

●	integrating operations and production lines;
●	limiting business disruptions, preserving customer and other important relationships of the acquired businesses, and attracting new business and operational relationships;
●	coordinating and integrating research and development and engineering teams across technologies and product lines to enhance product development while reducing costs;
●	consolidating and integrating corporate, IT, cybersecurity, finance and administrative infrastructures;
●	coordinating branding, sales and marketing efforts to effectively position acquired products; and
●	integrating employees and human resource systems and benefits, maintaining employee productivity and retaining key employees.

If we do not successfully manage the challenges inherent in integrating an acquired business, we may not achieve the anticipated benefits of the Recent Acquisitions on our anticipated timeframe, if at all, and our business, operations or financial condition could be materially adversely affected.

If we fail to achieve projected benefits from business acquisitions or strategic investments or identify underperforming products, we may dispose of the acquired or underperforming assets, which could adversely affect our results of operations.

We may acquire businesses or assets which do not produce the benefits projected at the time of acquisition or we may identify legacy operations and products that are underperforming, do not fit with our longer-term business strategy or become subject to unforeseen operating difficulties. We may divest these underperforming businesses, operations or products. The resulting divestiture may be financially disadvantageous to us, which could adversely affect our results of operations. If we cannot divest an underperforming business, operation or asset on acceptable terms, we may voluntarily cease operations related to that business, operation or asset. In such event, we may be required to take impairment charges or write-downs in connection with acquisitions and divestitures, which could adversely affect our results of operations.

Our future growth is dependent in part upon the development of new products and the enhancement of existing products, and there can be no assurance that such products be developed or enhanced.

An important component of our business strategy is to increase revenue growth through innovation and new product development. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, efficiently complete clinical trials, obtain regulatory approvals and reimbursement approvals in the U.S. and abroad, efficiently manufacture products, obtain and enforce intellectual property rights and gain and maintain market approval of our products. There can be no assurance that any product we have recently launched, are preparing for launch, are now developing or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory or reimbursement approval, gain market acceptance or command prices consistent with expectations or profitability. If we are unable to develop and launch new and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be adversely impacted.

Additionally, the development or enhancement of certain products or groups of products, for example the Wrapsody Device, may have a disproportionate impact on our business, financial condition or results of operations. We have devoted and currently devote significant research and development resources to certain products and groups of products. In light of the significant investment of financial and personnel resources to the development of these products, failure to meet development timelines or growth projections, poor clinical outcomes, increasing regulatory requirements, failure to obtain reimbursement approvals, launch delays and inability to effectively scale manufacturing and achieve targeted margins with respect to any of these products or groups of products in particular may adversely impact our business, operations or financial condition.

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

Our reliance on third-party distributors could negatively impact the commercialization of our products.

In many countries, we rely on third-party distributors to market, distribute and sell our products, which exposes us to multiple risks. These distributors are often the main point of contact for the healthcare professionals and customers who buy and use our products. If we are unable to enter into or maintain distribution agreements with these distributors on acceptable terms, we may not be able to successfully commercialize our products in certain countries. The sales of our products in these countries may be at risk if third-party distributors become insolvent, cease selling our products or choose to sell competing products. In addition, although our contract terms require our distributors to comply with applicable laws regarding the sale of our products, including anti-competition, anti-corruption, anti-money laundering and sanctions laws, we may not be able to ensure proper compliance. Our reliance on third-party distributors exposes us to various risks, including commercial, legal, compliance and reputational risks, the realization of any of which could harm our results of operations and business.

If we are unable to effectively execute our leadership succession plans and attract, develop and retain key employees, our business or results of operations could be harmed.

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

Effective October 3, 2025, Fred Lampropoulos resigned as Chief Executive Officer and President of Merit and Merit’s Board of Directors appointed Martha G. Aronson as a Director and as Merit’s new Chief Executive Officer and President.  Additionally, effective January 4, 2026, Mr. Lampropoulos resigned as a Director and Chair of the Board of Merit.  While we have endeavored to manage this leadership transition carefully, changes in leadership are inherently difficult and may negatively impact relationships with key customers, suppliers, investors and employees, cause operational or administrative inefficiencies or disruptions, distract from the achievement of our strategic business objectives, harm our workplace culture, result in loss of institutional knowledge, cause additional volatility in our stock price, or other adverse consequences resulting from the anticipated transition, the occurrence of any of which could have a materially adverse effect on our business.

We do not maintain key man life insurance on Ms. Aronson. The loss of Ms. Aronson or of certain other key management personnel could have a materially adverse effect on our business, operations and financial condition.

Our ability to compete effectively depends on our ability to attract, develop and retain executives and key employees. The market for experienced and talented employees, particularly for persons with certain technical competencies, is highly competitive. Inflationary pressures, labor demand and shortages and other macroeconomic factors have increased and could further increase the cost of labor, particularly in Mexico, and could harm our ability to recruit, hire and retain talented employees. If we are unable to maintain (i) competitive and equitable compensation and benefit programs, and (ii) an inclusive work culture that aligns our workforce with our mission and values, our ability to recruit, hire, develop, engage, motivate and retain talented and experienced employees could be negatively affected, which could adversely impact our business or results of operation.

Regulatory, Litigation, Tax and Legal Compliance Risks

The FDA regulatory clearance process is extensive and dynamic, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Before we can introduce a new device or a new claim for an existing medical device in the U.S., we must generally obtain clearance or approval from the FDA, unless an exemption from premarket review or an alternative clearance or approval procedure applies. The process of obtaining and maintaining FDA clearances and approvals for our devices could require a significant period of time, require the expenditure of substantial resources, involve rigorous clinical testing and post-market surveillance, require changes to our products or result in limitations on the indicated uses of our products.

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

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product, including good manufacturing practices, timely adverse event reporting, completion of required post-market studies, timely annual and other periodic reports and other requirements. We cannot provide assurance that we will comply with all of these requirements or successfully maintain the clearances or approvals we have received or may receive in the future. The loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could have a material adverse effect on our business.

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

As a part of the process of obtaining regulatory clearance or approval for new products and new indications for existing products, we conduct and participate in clinical trials with a variety of study designs and patient populations. We are developing and expect to continue to develop products that are increasingly therapeutic in nature. Pursuit of our business strategy for therapeutic products will likely increase our need for, and dependance on, clinical trials. Such clinical trials are inherently uncertain and there can be no assurance that these trials will be completed in a timely or cost-effective manner or result in a commercially viable product or indication. Unfavorable, unexpected or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the FDA's, foreign regulatory authorities’ or the market's perception of this clinical data, may adversely impact our ability to obtain and maintain product clearances and approvals, our position in, and share of, the markets in which we participate and our  prospects.

The medical device industry is subject to extensive scrutiny and regulation by governmental and other authorities. If governmental authorities determine that we have violated laws or regulations, our company or our employees may be subject to various penalties, including civil or criminal penalties.

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

We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects on our operations. If we fail to comply with applicable regulatory requirements, we may be subjected to a wide variety of sanctions, including warning letters that require corrective action, injunctions, product recalls, suspension of product manufacturing, revocation of approvals, import or export prohibitions, exclusion from participation in government healthcare programs, civil fines and/or criminal penalties, which in turn may have a negative impact on our business, results of operations or financial condition.

We are subject to laws targeting fraud and abuse in the healthcare industry, the violation of which could adversely affect our business, operations or financial condition.

Our operations are subject to state and federal laws targeting fraud and abuse in the healthcare industry, including the U.S. federal Anti-Kickback Statute, which prohibit knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in such programs, any of which could harm our business or negatively impact our financial results. Allegations of such violations could lead to expensive and time-consuming investigations by government authorities and result in settlement costs and additional restrictions.

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

We sell our products to hospitals and other healthcare providers around the world that typically receive reimbursement for the services provided to patients from third-party payers such as government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance programs. The ability of our customers to obtain adequate reimbursement for the health care procedures that use our products, such that the cost of our products is covered, is critical to our business. Limits on reimbursement imposed by such third-party payers may adversely affect our customers’ decisions to purchase our products, which could adversely affect our business and results of operations.

Third-party payers, whether foreign, domestic, governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In general, a third-party payer covers a medical procedure only when the plan administrator is satisfied that the product or procedure is reasonable and necessary to the patient’s treatment; however, for certain payers the cost-effectiveness of the treatment may also be a condition. In addition, in the U.S., no uniform policy of coverage and reimbursement for procedures using our products exists among payers. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payer to payer and, in some cases, jurisdiction to jurisdiction. In addition, payers regularly review new and existing technologies for possible coverage and can, without notice, deny, change or reverse coverage decisions or alter prior authorization requirements for new or existing products and procedures. If we are not successful in reversing non-coverage or unfavorable coverage policies, or if third-party payers that currently cover or reimburse certain procedures involving the use of our products reverse, change or limit their coverage of such procedures in the future, our business and results of operation could be adversely impacted.

Our business is subject to evolving domestic and foreign laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

The U.S. and other countries in which we operate have adopted laws and regulations protecting certain data, including medical and personal data (including HIPAA and the HITECH Act), and requiring data holders and controllers to implement administrative, logical and technical controls and procedures in order to protect the privacy of such data. Individual states have also enacted data privacy laws giving consumers the right to demand certain information and actions from companies who collect personal information. A significant number of countries where we operate have enacted privacy or data protection laws and regulations, many of which restrict outbound data transfers, creating significant compliance challenges as we seek to maintain our global reach, with significant penalties for non-compliance. These domestic and international laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of privacy and data protection laws and regulations in the U.S., Europe, Asia and elsewhere are often uncertain and in flux. Further, we have incurred, and will likely continue to incur, significant expense in connection with our efforts to comply with those laws and regulations. It is possible that those laws and regulations may be interpreted and applied in a manner that is inconsistent with our privacy and data protection practices, may result in significant liability, fines or orders requiring that we change our data practices, which could, in turn, harm our business.

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

The design, manufacture and marketing of medical devices involve various risks. Frequently, our products are used in connection with invasive procedures, surgical and intensive care settings and in other contexts that entail an inherent risk of product liability claims. If medical personnel or their patients suffer injury or death in connection with the use of our products, whether as a result of a failure of our products to function as designed, an inappropriate design, inadequate disclosure of product-related risks or information, improper use, or for any other reason, we could be subject to lawsuits seeking significant compensatory and punitive damages, safety alerts or product recalls. We have faced, and currently face, claims by patients claiming injuries from our products. To date, these claims have not had a material adverse effect on our business, operations or financial condition. The outcome of this type of personal injury litigation is difficult to assess or quantify. We maintain product liability insurance; however, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. Moreover, any product liability claim brought against us could result in significant costs, divert our management’s attention from other business matters or operations, increase our product liability insurance rates, or prevent us from securing insurance coverage in the future.

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

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and distributors may engage in misconduct or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct, or unauthorized activities that violate the laws and regulations of the FDA and other federal, state and international authorities. We have adopted a code of business conduct and ethics, and a global anti-corruption policy, but it is not possible to identify and deter all misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties.

We are routinely a party to litigation, which could affect our financial condition and results of operations.

We are routinely a party, including as a defendant, to or otherwise involved in legal proceedings, claims or other legal matters. Although we endeavor to mitigate our legal risk, we are potentially subject to a wide variety of claims in the conduct of our business, including claims relating to products liability, labor matters, securities laws, regulatory compliance and breach of contract. Legal proceedings can be complex, expensive, time-consuming and disruptive to our operations, with the final outcome depending on a number of variables, many of which are beyond our control. The ultimate resolution and potential financial impact of any such proceedings on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially and adversely affect our financial condition and results of operations.

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

Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are projected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts or flooding, which could cause significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components and increased liabilities. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our business and operations.

Intellectual Property

We may not be able to protect our intellectual property, which could harm our business and financial condition.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights. We seek to protect our intellectual property through a combination of confidentiality and license agreements, maintaining trade secrets, and through registrations under patent, trademark, and copyright laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our intellectual property by consultants, vendors and former and current employees. Despite our efforts to restrict such unauthorized disclosure or use through nondisclosure agreements and other contractual restrictions, we may not be able to enforce these contractual provisions or we may incur substantial costs enforcing our legal rights.

Third parties may also develop similar or superior technology independently or by designing around our patents. In addition, the laws of some foreign countries do not offer the same level of protection for our intellectual property as U.S. laws.  No assurances can be given that any patent application we have filed or may file will result in a patent being issued, or that any existing or future patents will afford adequate or meaningful protection against competitors or against similar technologies. All of our patents and copyrights will eventually expire and some of our patents, including patents protecting significant elements of our technology, will expire within the next several years.

Filing, prosecuting and defending our intellectual property in countries throughout the world may be impractical and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation could be expensive, time-consuming and divert management’s attention from our business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protections, which makes it difficult to stop infringement. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable.

Third parties claiming that we infringe their intellectual property rights could cause us to incur significant legal or licensing expenses and prevent us from selling our products.

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, trademarks, trade secrets, and confidential information. Because of constant technological change in the medical device industry in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. Any such claim, with or without merit, could result in costly litigation, distract management from day-to-day operations and harm our reputation, which in turn could harm our business or results of operations. If we are not successful in defending such claims, we could be required to (i) stop selling our products, (ii) redesign our products, (iii) discontinue the use of related trademarks, technologies or designs, (iv) pay damages or indemnification obligations, or (v) enter into royalty or licensing arrangements. Royalty or licensing arrangements that we may seek in such circumstances may not be available to us on commercially reasonable terms or at all and we may not be able to redesign applicable products in a way to avoid infringing the intellectual property rights of others.

Information Technology and Cybersecurity Risks

We rely on the proper function, availability and security of information technology systems to operate our business, and a material disruption of critical information systems or a material breach in the security of our systems may adversely affect our business, reputation or financial condition.

We rely on information technology (including technology from third-party providers) to process, transmit, and store electronic information in our operations, including sensitive personal information and proprietary or confidential information. We also rely on our technology infrastructure to interact with customers and suppliers, fulfill orders, collect and make payments, ship products, support customers and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to leaks, computer viruses or other malicious code, unauthorized access attempts, and ransom or other cyber-attacks (including through phishing emails, attempts to induce employees to disclose information, and the exploitation of software and operating vulnerabilities), any of which could compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks continue to increase in frequency, sophistication (including the use of AI) and intensity, and are becoming increasingly difficult to detect. Such attacks are often carried out by highly-skilled actors, who are increasingly well-resourced. AI is increasingly being used by malicious actors to create more targeted cyberattacks and spread misinformation. Geopolitical events have also increased cybersecurity risks. Additionally, the continuing evolution of technology we use, including cloud-based computing, data hosting and AI, create additional exposure to security breaches and loss of access to our confidential or proprietary information. There can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation or financial condition.

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

Cyber-attacks could also result in unauthorized access to our systems and products, including personal information of individuals, which could trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity, prompt us to offer credit support products or services and lead to litigation. If we fail to maintain or protect our information technology systems and data integrity or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians or other parties, be subjected to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation, or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, reputation or financial condition.

The SEC has adopted rules that require us to provide disclosure regarding cybersecurity risk management, strategy and governance, as well as material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability.

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

We have pledged substantially all of our assets as collateral for the Amended Fourth A&R Credit Agreement. Our breach of any covenant in the Amended Fourth A&R Credit Agreement could result in a default under that agreement and could trigger acceleration of the underlying obligations. Any default under the Amended Fourth A&R Credit Agreement could adversely affect our ability to service our debt and to fund capital expenditures and ongoing operations. The administrative agent, joint lead arrangers, joint bookrunners and lenders under the Amended Fourth A&R Credit Agreement have available to them the remedies typically available to lenders and secured parties, including the ability to foreclose on the collateral we have pledged.

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

The Amended Fourth A&R Credit Agreement provides for potential borrowings of up to $850 million. Increased borrowing pursuant to the Amended Fourth A&R Credit Agreement may make it more difficult for us to comply with leverage ratios and other restrictive covenants in that agreement. We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payment obligations associated with the increased indebtedness.

Our management has broad discretion regarding the use of proceeds of the Convertible Notes and other borrowed funds.

Our management has broad discretion with respect to the use of the proceeds from the sale of the Convertible Notes and borrowed funds under the Amended Fourth A&R Credit Agreement. Some of these uses could prove to be ineffective or unproductive and could negatively impact our business. We used a portion of the proceeds from the sale of the Convertible Notes and borrowed funds under the Amended Fourth A&R Credit Agreement to finance the Recent Acquisitions. Our failure to utilize borrowed funds effectively and productively or find suitable investments or assets to acquire in a timely manner or on acceptable terms could result in financial losses, violation of financial covenants, limitations on our ability to access additional liquidity resources or have other negative consequences, any of which could result in a material adverse effect on our business, operations or financial condition.

We may not be able to service all of our indebtedness.

As of December 31, 2025, our total outstanding indebtedness under the Convertible Notes and the Amended Fourth A&R Credit Agreement was $747.5 million. Under the terms of the Amended Fourth A&R Credit Agreement, we are potentially able to borrow up to $697 million in additional funds, which could result in total indebtedness under the Convertible Notes and Amended Fourth A&R Credit Agreement of up to $1,444.5 million.

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

The market price of our common stock has at times, been, and may in the future be, volatile for various reasons, including those discussed in these risk factors. Other events that could cause volatility in our stock include variances in our financial results; analysts’ and other projections or recommendations regarding our common stock specifically or medical technology stocks generally; any restatement of our financial statements; governmental or regulatory investigations; actions taken by activist investors or other shareholders; significant litigation or a decline, or rise, of stock prices in capital markets generally.

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

We report our financial results in United States Dollars. However, a substantial amount of our revenue is derived from sales in foreign currencies. Thus, the revenues we report with respect to our operations outside the U.S. have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. These exchange rate fluctuations are caused by a number of factors, including changes in a country's political and economic policies and inflationary conditions. Currency exchange rates have been especially volatile in recent years, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. Those fluctuations could have a negative impact on our margins and financial results. During 2025, 2024 and 2023, the exchange rate between all applicable foreign currencies and the U.S. Dollar resulted in increases/(decreases) in our net sales of $5.2 million, $(7.2) million and $(6.4) million, respectively.

For the year ended December 31, 2025, $510.3 million, or 34%, of our net sales, were denominated in foreign currencies, with our Chinese Yuan- and Euro-denominated sales representing our largest currency risks. If the rate of exchange between foreign currencies declines against the U.S. Dollar, we may not be able to increase the prices we charge our customers for products whose prices are denominated in those currencies. Furthermore, we may be unable or elect not to enter into hedging transactions which could mitigate the effect of declining exchange rates. As a result, if the rate of exchange between foreign currencies declines against the U.S. Dollar, our financial results may be negatively impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain strong cybersecurity systems to guard against unauthorized access, malicious software, corruption of data, disruption of our networks and systems and unauthorized release of confidential information. We employ an experienced and dedicated information security team, strive to follow industry best practices, and work with our employees globally to create awareness and mitigate cyber risk. On an ongoing basis, we assess risks (including our exposure from significant information technology suppliers, significant software as a service providers and major vendors with access to our data and information technology systems) and implement procedures and practices designed to improve the security, confidentiality, integrity and availability of our systems. We voluntarily engage third-party security auditors to test our systems and controls at least annually against the most widely recognized security standards and regulations. We have developed and continue to implement a continuing cyber awareness training program which is designed to increase awareness of cybersecurity threats throughout our company and reduce the risk of human error. We conduct periodic phishing testing on all our employees with e-mail access and emphasize information security in training events and programs we host throughout the year.

We have established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Our Board of Directors provides oversight of our enterprise risk management, including our approach to managing cybersecurity risk, and has delegated responsibility for review of information security risks to its Audit Committee. The Audit Committee regularly reviews information security risks and receives reports from our Chief Information Officer and other members of the Company’s management regarding those risks. Our cybersecurity program is managed by a dedicated Chief Information Officer whose global team, including the Vice President, Information Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our Chief Information Officer has over 30 years of relevant industry experience, including 19 years with Merit. Our Vice President, Information Security, functions as our senior information security officer and has over 19 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as Certified Information Systems Security Professional.

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

Item 2.Properties.

Our world headquarters is located in South Jordan, Utah, with our principal office for European operations located in Galway, Ireland and our principal office for Asian distribution located in Beijing, China. We also support our European operations from a distribution and customer service facility located in Maastricht, The Netherlands. In addition, we lease commercial space in India, Hong Kong, Italy, Dubai, Australia, Canada, Brazil, Malaysia, South Korea, Japan, South Africa, Singapore, Great Britain, Vietnam, Taiwan, New Zealand, Indonesia, and France, as well as in California and Texas. Our principal manufacturing and packaging facilities are located in Utah, Virginia, Texas, Florida, Ireland, Brazil, Singapore, Mexico, France and The Netherlands. Our research and development activities are conducted principally at facilities located in Utah, California, Texas, Ireland and France.

Our total manufacturing, commercial, distribution, and research space is approximately 2.2 million square feet, of which approximately 1.2 million square feet is owned, and 1.0 million square feet is leased.

The following is a summary of the approximate square footage of our key facilities:

Location	Main Purpose	Area (sq. ft.)
Utah	HQ, Manufacturing, Distribution, Research	932,735
Mexico	Manufacturing	262,020
Virginia	Manufacturing, Distribution	187,659
The Netherlands	Manufacturing, Distribution	162,646
Ireland	Manufacturing, Research	139,680
Texas	Manufacturing, Research	98,995
Singapore	Manufacturing	68,000
China	Distribution	58,521

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MMSI.” As of February 20, 2026, the number of shares of our common stock outstanding was 59,431,931 held by approximately 87 shareholders of record, not including shareholders whose shares are held in securities position listings. We did not repurchase any shares during the years ended December 31, 2025, 2024 and 2023.

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

Performance

The following graph compares the performance of our common stock with the performance of the NASDAQ US Benchmark TR Index and NASDAQ Stocks (SIC 3840-3849 U.S. Companies - Surgical, Medical and Dental Instruments and Supplies) for a five-year period by measuring the changes in common stock prices from December 31, 2020 to December 31, 2025.

Comparison of 5 Year Cumulative Total Return
Among Merit Medical Systems, Inc., NASDAQ US Benchmark (TR)
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dollar Value
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
Date
Merit Medical Systems, Inc.
NASDAQ US Benchmark (TR)
NASDAQ Stocks (SIC 3840-3849 US Companies Surgical, Medical, and Dental Instruments and Supplies)

	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
Merit Medical Systems, Inc.	$100.00	$112.23	$127.20	$136.81	$174.17	$158.70
NASDAQ US Benchmark (TR)	100.00	125.89	101.05	127.76	159.03	186.96
NASDAQ Stocks (SIC 3840-3849 U.S. Companies)	100.00	114.90	80.42	85.77	98.74	100.10

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2020 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

NOTE:      Performance graph data is complete through last fiscal year. Corporate Performance Graph with peer group uses peer group only performance (excludes only Merit). Peer group indices use beginning of period market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto set forth in Item 8 of this report.

Discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated by reference into this Form 10-K.

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

For the year ended December 31, 2025, we reported sales of $1.516 billion, up $159.4 million or 11.8%, compared to 2024 sales of $1.357 billion. Our revenue results for the year ended December 31, 2025 were driven primarily by demand in the U.S. and favorable international sales trends, particularly in Europe, the Middle East and Africa (“EMEA”) region.

Gross profit as a percentage of sales was 48.7% for the year ended December 31, 2025 as compared to 47.4% for the year ended December 31, 2024.

Net income for the year ended December 31, 2025 was $128.5 million, or $2.13 per share, as compared to $120.4 million, or $2.03 per share, for the year ended December 31, 2024.

In May 2025, we completed a merger transaction with Biolife Delaware, L.L.C. (“Biolife”), a manufacturer of unique patented hemostatic devices under the brand names StatSeal® and WoundSeal®. In November 2025, pursuant to the terms of an asset purchase agreement between Merit and Pentax of America, Inc., we acquired the C2 CryoBalloon® device and related technology.

In February 2024, we introduced our “Continued Growth initiatives” Program with muti-year financial targets for the three-year period ending December 31, 2026, which reflects our commitment to better-position Merit for long-term, sustainable growth and enhanced profitability.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2025	2024	2023
Net sales	100%	100%	100%
Gross profit	48.7	47.4	46.4
Selling, general and administrative expenses	30.0	29.5	29.7
Research and development expenses	6.4	6.4	6.6
Contingent consideration expense	0.1	0.0	0.1
Acquired in-process research and development expense	—	—	0.1
Income from operations	12.2	11.5	9.9
Other expense — net	(0.9)	(0.4)	(0.9)
Income before income taxes	11.3	11.1	8.9
Net income	8.5	8.9	7.5

Sales

Listed below are the sales by product category within each operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands, other than percentage changes):

	% Change	2025	% Change	2024*	2023*
Cardiovascular
Peripheral Intervention	8.8%	$579,840	10.2%	$532,770	$483,265
Cardiac Intervention	21.7%	448,914	3.4%	368,951	356,650
Custom Procedural Solutions	4.6%	209,333	3.3%	200,033	193,717
OEM	2.5%	204,955	7.0%	199,990	186,928
Total	10.9%	1,443,042	6.7%	1,301,744	1,220,560

Endoscopy
Endoscopy Devices	33.0%	72,864	48.8%	54,770	36,806

Total	11.8%	$1,515,906	7.9%	$1,356,514	$1,257,366

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 and 2023 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $22.6 million and $22.4 million in revenue, respectively, within the OEM product category to provide comparability between the reported periods.

Cardiovascular Sales. Our cardiovascular sales for the year ended December 31, 2025 were $1.443 billion, up 10.9%, when compared to the year ended December 31, 2024 of $1.302 billion. Sales for the year ended December 31, 2025 were favorably affected by increased sales of:

(a)	Cardiac intervention products, which increased by $80.0 million, or 21.7%, from the corresponding period of 2024. This increase was driven primarily by $35.3 million in incremental sales associated with products acquired from Cook in November 2024, $11.9 million in sales associated with products acquired in connection with the Biolife Merger in May 2025 and increased sales of our intervention, cardiac rhythm management/electrophysiology (“CRM/EP”), angiography, access and fluid management products.
(b)	Peripheral intervention products, which increased by $47.1 million, or 8.8%, from the corresponding period of 2024. This increase was driven primarily by increased sales of our embolotherapy, radar localization, access, delivery systems and drainage products.
(c)	Custom procedural solutions products, which increased by $9.3 million, or 4.6% from the corresponding period of 2024. This increase was driven primarily by increased sales of our kits, trays and critical care products.
(d)	OEM products, which increased by $5.0 million, or 2.5% from the corresponding period of 2024. This increase was driven primarily by increased sales of our intervention, CRM/EP, kits and peripheral intervention products, offset partially by decreased sales of our access and coated tube and wire products.

Endoscopy Sales. Our endoscopy sales for the year ended December 31, 2025 were $72.9 million, up 33.0%, when compared to sales for the year ended December 31, 2024 of $54.8 million. Sales for the year ended December 31, 2025 were favorably affected by increased sales of our EsophyX® Z+ device acquired from Endogastric Solutions, Inc. in July 2024.

Geographic Sales

Listed below are sales by geography for the years ended December 31, 2025, 2024 and 2023 (in thousands, other than percentage changes):

	% Change	2025	% Change	2024	2023
United States	13.6%	$909,466	10.2%	$800,780	$726,989
International	9.1%	606,440	4.8%	555,734	530,377
Total	11.8%	$1,515,906	7.9%	$1,356,514	$1,257,366

United States Sales: U.S. sales for the year ended December 31, 2025 were $909.5 million, or 60.0% of net sales, up 13.6% when compared to 2024. The increase in our domestic sales in 2025 was driven primarily by our U.S. direct, endoscopy, and OEM businesses.

International Sales. International sales for the year ended December 31, 2025 were $606.4 million, or 40.0% of net sales, up 9.1% when compared to 2024. The increase in our international sales during 2025 was primarily a result of higher sales in EMEA, which increased $37.9 million or 15.3%, higher Rest of World (“ROW”) sales which increased $7.0 million or 12.2%, and higher sales in our Asia Pacific region, which increased $5.8 million or 2.3%, compared to the corresponding period of 2024.

Our international sales are subject to foreign currency exchange rate fluctuations between the natural currency of a foreign country and the U.S. Dollar. Foreign currency exchange rate fluctuations, calculated by using the applicable average foreign exchange rates for the prior year increased sales 0.3% for the year ended December 31, 2025 compared to 2024.

Gross Profit

Our gross profit as a percentage of sales was 48.7%, 47.4%, and 46.4% for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in gross profit as a percentage of sales for 2025, as compared to 2024, was primarily due to favorable changes in pricing and product mix, partially offset by higher intangible amortization expense as a percentage of sales associated with acquisitions and unfavorable manufacturing variances.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses as a percentage of sales were 30.0%, 29.5% and 29.7% for the years ended December 31, 2025, 2024 and 2023, respectively. SG&A expenses increased $55.5 million, or 13.9%, for the year ended December 31, 2025 compared to 2024. The increase in SG&A expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in labor-related costs including (i) variable compensation associated with performance-based bonus programs, commissions associated with sales growth, as well as an increase in expense associated with both performance and non-performance based equity awards; and (ii) headcount additions to support investment in the business and growth from acquisitions, including those in connection with the Cook Transaction and the Biolife Merger. In addition, higher marketing, advertising, and travel expenditures contributed to the year‑over‑year increase in 2025.

Research and Development Expenses. Our research and development (“R&D”) expenses as a percentage of sales were 6.4%, 6.4% and 6.6% for the years ended December 31 2025, 2024, and 2023, respectively. R&D expenses increased by $9.9 million or 11.3% to $97.4 million for the year ended December 31, 2025, compared to $87.5 million in 2024. The increase in R&D expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to increased labor-related costs including variable compensation associated with bonus and equity award programs and increased consulting services and clinical trials.

Contingent Consideration Expense. For the years ended December 31, 2025, 2024 and 2023, we recorded $1.0 million, $0.4 million and $1.7 million, respectively, of net contingent consideration expense from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions. The expense in each fiscal year relates to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

Our operating profit by operating segment for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

Operating Income	2025	2024	2023
Cardiovascular	$166,133	$150,150	$114,440
Endoscopy	18,587	5,543	9,504
Total operating income	$184,720	$155,693	$123,944

Cardiovascular Operating Income. Our cardiovascular operating income for the year ended December 31, 2025 was $166.1 million, compared to cardiovascular operating income of $150.2 million for the year ended December 31, 2024. This increase in cardiovascular operating income was primarily related to increased sales and gross profit, partially offset by increased SG&A and R&D expenses.

Endoscopy Operating Income. Our endoscopy operating income for the year ended December 31, 2025 was $18.6 million, compared to operating income of $5.5 million for the year ended December 31, 2024. This increase in endoscopy operating income relative to 2024 was primarily due to increased sales and gross profit.

Other Income (Expense)

Our other expense for the years ended December 31, 2025, 2024 and 2023 was $13.8 million, $5.7 million, and $11.9 million, respectively. The increase in other expense for 2025 compared to 2024 was principally the result of a decrease in interest income associated with decreased average cash and cash equivalents during the period, partially offset by reduced interest expense associated with borrowings under the Amended Fourth A&R Credit Agreement.

Effective Tax Rate

Our provision for income taxes for the years ended December 31, 2025, 2024 and 2023 was a tax expense of $42.4 million, $29.6 million and $17.7 million, respectively, which resulted in an effective income tax rate of 24.8%, 19.8%, and 15.8%, respectively. The increase in the effective income tax rate for 2025 compared to 2024 was primarily the result of decreased benefit from discrete items such as share-based compensation and contingent liabilities and increased permanent tax differences in various jurisdictions and items related to the budget reconciliation package enacted during the period and retroactive to the beginning of the year.

Net Income

Our net income for the years ended December 31, 2025, 2024 and 2023 was $128.5 million, $120.4 million, and $94.4 million, respectively. The increase in net income for 2025, when compared to 2024, was primarily related to higher sales and higher gross margin as a percentage of sales; partially offset by higher SG&A, R&D, other expense and income tax expense.

Liquidity and Capital Resources

Capital Commitments and Contractual Obligations

Our most significant contractual obligations as of December 31, 2025 included total long-term debt obligations of $747.5 million, interest payments on this debt, contingent consideration liabilities of $4.5 million, of which $3.2 million is recorded in current liabilities, and operating lease liabilities of $87.5 million, of which $10.9 million is recorded in current liabilities. Additional information about these obligations is contained in Notes 8, 15 and 17 to our consolidated financial statements set forth in Item 8 of this report.

Cash Flows

At December 31, 2025 and 2024, we had cash, cash equivalents and restricted cash of $448.5 million and $378.8 million respectively, of which $66.0 million and $50.6 million, respectively, were held by foreign subsidiaries. We do not consider our foreign earnings to be permanently reinvested. As of December 31, 2025 and 2024, approximately $2.1 million and $2.1 million respectively, of our cash and cash equivalents represents restricted cash for the payment of certain import and other taxes for our subsidiary in China. Cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of December 31, 2025 and 2024, cash and cash equivalents, including restricted cash, held by our subsidiary in China was $20.0 million and $18.1 million, respectively.

Cash flows provided by operating activities. We generated cash from operating activities of $297.4 million, $220.8 million and $145.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. Net cash provided by operating activities increased $76.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income was $128.5 million and $120.4 million for the years ended December 31, 2025 and 2024, respectively.
●	Depreciation and amortization was $123.2 million and $102.7 million for the years ended December 31, 2025 and 2024, respectively, primarily due to an increase in intangible assets as a result of acquisitions.
●	Cash paid for income taxes was $31.4 million and $45.0 million for the years ended December 31, 2025 and 2024, respectively, primarily as the result of increased taxes payable and an increased portion of our total tax expense relating to deferred tax expense.
●	Stock-based compensation expense was $43.5 million and $28.5 million for the years ended December 31, 2025 and 2024, respectively. The increase in stock-based compensation expense during 2025 is primarily associated with the increase in the Company’s stock price and grants of restricted stock units.
●	Cash used for inventories was $21.6 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. The increase in inventories during 2025 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.

Cash flows used in investing activities. We used cash in investing activities of $247.4 million, $368.7 million, and $175.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. We invested in capital expenditures for property and equipment of $81.7 million, $35.1 million, and $34.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capital expenditures in each period were primarily related to investment in property and equipment to support development and production of our products and in 2025 includes costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $80 to $100 million in 2026 for property and equipment.

Cash outflows invested in acquisitions for the year ended December 31, 2025 were $144.8 million and were primarily related to payments required by our merger agreement with Biolife LLC ($120.0 million) and our asset purchase agreement with Pentax of America, Inc. ($19 million). Cash outlfows invested in acquisitions for the year ended December 31, 2024 were $320.2 million and were primarily related to payments required by our asset purchase agreements with Cook Medical Holdings LLC ($210.0 million), Endogastric Solutions, Inc. ($105.0 million) and Scholten Surgical Instruments, Inc. ($3.0 million). Cash outflows invested in acquisitions for the year ended December 31, 2023 were $134.5 million and were primarily related to payments required by our asset purchase agreements with AngioDynamics, Inc. ($100 million), Bluegrass Vascular Technologies, Inc. ($32.7 million) and ART ($1.5 million).

Cash flows provided by (used in) financing activities. Cash provided by (used in) financing activities for the years ended December 31, 2025, 2024 and 2023 was $16.0 million, $(60.0) million, and $559.3 million, respectively. In 2025 we had cash proceeds from the issuance of common stock of $28.2 million. In 2024 we decreased our net borrowings under our Amended Fourth A&R Credit Agreement by $99.1 million and had cash proceeds from the issuance of common stock of $40.9 million. In 2023 we issued convertible debt of $747.5 million, paid $66.5 million for the purchase of capped call options, and decreased our net borrowings under our Amended Fourth A&R Credit Agreement by $99.1 million.

As of December 31, 2025, we had outstanding borrowings of $747.5 million and issued letter of credit guarantees of $2.8 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of December 31, 2025 and 2024 was a fixed rate of 3.0% on our Convertible Notes. See Note 8 Debt to our consolidated financial statements set forth in Item 8 of this report for additional details regarding the Amended Fourth A&R Credit Agreement and our Convertible Notes.

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

Inventory Obsolescence. Our management reviews inventory quantities on hand and records provisions for estimated excess, slow moving and obsolete inventory. Based on this review, we provide adjustments for any slow-moving finished good products or raw materials that we believe will expire prior to being sold or used to produce a finished good and any products that are unmarketable. This review of inventory quantities for unmarketable and/or slow moving products is based on forecasted product demand derived from our historical experience of product sales and production raw material usage. If market conditions become less favorable than those projected by our management, additional inventory write-downs may be required. During the years ended December 31, 2025, 2024 and 2023, we recorded obsolescence expense of approximately $11.2 million, $10.6 million, and $11.5 million, respectively, and wrote off approximately $9.0 million, $12.0 million, and $11.9 million, respectively. Based on this historical trend, we believe that our inventory balances as of December 31, 2025 have been accurately adjusted for any unmarketable and/or slow moving products that may expire prior to being sold.

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

We test our goodwill balances for impairment annually as of July 1, or whenever impairment indicators arise. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. Our election to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including, but not limited to, the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time since the last quantitative analysis was performed, and other performance and market indicators. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If we do not perform a qualitative assesment, or we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we perform a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. This analysis requires significant judgment, including estimation of the amount, timing and duration of future cash flows, which is based on internal forecasts, and a determination of a discount rate based on our weighted average cost of capital. During our annual impairment test performed during the third quarter of 2025, we evaluated each of our four reporting units using a qualitative assessment. As a result of the assessment, we determined that it was not more likely than not that the implied fair value was less than its carrying amount for each of our four reporting units, and no detailed quantitative assessment was necessary.

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

We did not have any goodwill or intangible asset impairments for the years ended December 31, 2025, 2024 and 2023. See Note 5 Goodwill and Intangible Assets to our consolidated financial statements set forth in Item 8 of this report for additional details regarding goodwill and intangible asset balances.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Currency Exchange Rate Risk

Our consolidated financial statements are denominated in, and our principal currency is, the U.S. Dollar. For the year ended December 31, 2025, a portion of our net sales ($510.3 million, representing 33.7% of our aggregate net sales), was attributable to sales that were denominated in foreign currencies. All other international sales were denominated in U.S. Dollars. Our principal market risk relates to changes in the value of the Chinese Yuan Renminbi (CNY) and Euro (EUR) relative to the U.S. Dollar (USD), with limited market risk relating to various other currencies. In general, a strengthening of the U.S. Dollar against CNY has a negative effect on our operating income. Our Euro-denominated expenses associated with our European operations (manufacturing sites, a distribution facility and sales representatives) provide a natural hedge for Euro-denominated revenues. Accordingly, a strengthening of the U.S. Dollar against the Euro will generally have a positive effect on our operating income.

We forecast our net exposure related to sales and expenses denominated in foreign currencies. As of December 31, 2025 and 2024, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $138.6 million and $117.5 million, respectively. We also forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2025 and 2024, we had entered into foreign currency forward contracts, which were not designated as hedging instruments, related to those balance sheet accounts with aggregate notional amounts of $107.6 million and $95.7 million, respectively.

A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at December 31, 2025 and 2024 indicates that, if the U.S. Dollar strengthened or weakened by 10% against all currencies, it would have the following impact on the fair value of these contracts (in thousands):

	2025	2024
10% Strengthening	$13,569	$5,545
10% Weakening	$(13,569)	$(5,545)

Gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying hedged transaction or net exposure. These offsetting gains and losses are not reflected above. See Note 9 Derivatives to our consolidated financial statements set forth in Item 8 of this report for additional discussion of our foreign currency forward contracts.

Interest Rate Risk

As discussed in Note 8 Debt to our consolidated financial statements set forth in Item 8 of this report, as of December 31, 2025, we had no outstanding borrowings under the Amended Fourth A&R Credit Agreement. Our exposure to market risk for changes in interest rates relates primarily to variable interest earned on cash balances. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of cash balances remained the same and no additional borrowings are withdrawn, it is estimated that our interest income before income taxes would change by approximately $4.5 million annually for each one percentage point change in the average interest rate associated with these cash holdings.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the valuation of excess, slow moving and obsolete inventories included the following, among others:

●	We tested the effectiveness of internal controls over the provision for estimated excess, slow moving and obsolete inventories.
●	We evaluated management’s ability to accurately estimate the provision for estimated excess, slow moving and obsolete inventories by comparing actual write-downs of inventories to management’s historical estimates.
●	We tested the calculation of the estimated excess, slow moving and obsolete inventories, on a sample basis, including the completeness and accuracy of the data used in the calculation, such as future product demand based on historical sales and raw material usage and product expiration.
●	We assessed the reasonableness of the assumptions used in the calculations of the provision for estimated excess, slow moving and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.
●	We tested the mathematical accuracy of the Company’s calculation of excess, slow moving and obsolete inventories.

Intangible Assets – Biolife Developed Technology – Refer to Note 3 to the financial statements

Critical Audit Matter Description

On May 16, 2025, the Company entered into a merger agreement with Biolife Delaware, L.L.C. (“Biolife”), to become a wholly-owned subsidiary of the Company. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values, including developed technology intangible assets of $90.5 million.

The determination of the fair value of the developed technology intangible assets required management to make significant estimates and assumptions related to future cash flows and the discount rate.

We identified the valuation of the acquired developed technology intangible assets from Biolife as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the acquired developed technology. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future cash flows and discount rate for the acquired Biolife developed technology intangible assets included the following, among others:

●	We tested the effectiveness of internal controls over the valuation of the developed technology intangible assets, including those over estimates of future cash flows and the selection of the discount rate.
●	We assessed the reasonableness of management’s estimated cash flows by inquiring of management regarding its processes for developing estimated cash flows and comparing the estimates to historical results achieved by the predecessor, historical results of the Company and other transactions completed in recent years, and comparable peer companies.
●	We performed sensitivity analyses of the significant assumptions used in the developed technology valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.
●	With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodology; (2) evaluated the reasonableness of the discount rate through comparing the data underlying the determination of the discount rate to independent sources and developed a range of independent estimates and compared it to the discount rate selected by management; and (3) tested the mathematical accuracy of the discounted cash flow calculations.
●	We evaluated whether the estimated revenue growth rates and cash flows were consistent with evidence obtained as part of a retrospective review of actual post-transaction financial results.
/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 24, 2026
We have served as the Company’s auditor since 1988.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
ASSETS	2025	2024

Current assets:
Cash and cash equivalents	$446,404	$376,715
Trade receivables — net of allowance for credit losses — 2025 — $10,136 and 2024 — $9,729	203,710	190,243
Other receivables	17,773	16,588
Inventories	333,705	306,063
Prepaid expenses and other current assets	31,493	28,544
Prepaid income taxes	4,941	3,286
Income tax refund receivables	2,128	2,335
Total current assets	1,040,154	923,774

Property and equipment:
Land and land improvements	30,465	25,846
Buildings	200,046	192,296
Manufacturing equipment	365,277	340,864
Furniture and fixtures	60,883	61,321
Leasehold improvements	65,236	58,770
Construction-in-progress	82,939	58,673
Total property and equipment	804,846	737,770
Less accumulated depreciation	(376,445)	(351,605)
Property and equipment — net	428,401	386,165

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2025 — $452,525 and 2024 — $377,993	465,940	431,766
Other — net of accumulated amortization — 2025 — $96,436 and 2024 — $85,343	71,714	66,499
Goodwill	506,837	463,511
Deferred income tax assets	7,049	16,044
Right-of-use operating lease assets	87,600	65,508
Other assets	78,227	65,336
Total other assets	1,217,367	1,108,664

Total assets	$2,685,922	$2,418,603

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024

Current liabilities:
Trade payables	$60,551	$68,502
Accrued expenses	159,486	134,077
Short-term operating lease liabilities	10,876	10,331
Income taxes payable	8,851	3,492
Total current liabilities	239,764	216,402

Long-term debt	734,038	729,551
Deferred income tax liabilities	19,665	240
Liabilities related to unrecognized tax benefits	2,248	2,118
Deferred compensation payable	17,542	19,197
Deferred credits	1,398	1,502
Long-term operating lease liabilities	76,658	54,783
Other long-term obligations	10,306	15,451
Total liabilities	1,101,619	1,039,244

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of December 31, 2025 and December 31, 2024	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of December 31, 2025 - 59,424 and December 31, 2024 - 58,743	763,909	703,219
Retained earnings	824,030	695,541
Accumulated other comprehensive loss	(3,636)	(19,401)
Total stockholders’ equity	1,584,303	1,379,359

Total liabilities and stockholders’ equity	$2,685,922	$2,418,603

See notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	2025	2024	2023
Net sales	$1,515,906	$1,356,514	$1,257,366
Cost of sales	777,636	713,181	673,494
Gross profit	738,270	643,333	583,872

Operating expenses:
Selling, general and administrative	455,214	399,731	373,676
Research and development	97,352	87,466	82,728
Impairment charges	—	—	270
Contingent consideration expense	984	443	1,704
Acquired in-process research and development	—	—	1,550
Total operating expenses	553,550	487,640	459,928

Income from operations	184,720	155,693	123,944

Other income (expense):
Interest income	15,070	26,230	2,456
Interest expense	(26,461)	(31,219)	(15,511)
Other (expense) income — net	(2,392)	(711)	1,200
Total other expense — net	(13,783)	(5,700)	(11,855)

Income before income taxes	170,937	149,993	112,089

Income tax expense	42,448	29,636	17,678

Net income	$128,489	$120,357	$94,411

Earnings per common share
Basic	$2.17	$2.07	$1.64
Diluted	$2.13	$2.03	$1.62

Weighted average shares outstanding
Basic	59,158	58,218	57,593
Diluted	60,460	59,365	58,356

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2025	2024	2023
Net income	$128,489	$120,357	$94,411
Other comprehensive income (loss):
Cash flow hedges	(1,279)	1,444	(3,570)
Income tax benefit (expense)	302	(341)	866
Foreign currency translation adjustment	17,955	(9,224)	2,959
Income tax (expense) benefit	(1,213)	54	(39)
Total other comprehensive income (loss)	15,765	(8,067)	216
Total comprehensive income	$144,254	$112,290	$94,627

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
BALANCE — January 1, 2023	57,306	675,174	480,773	(11,550)	$1,144,397
Net income			94,411		94,411
Other comprehensive income				216	216
Stock-based compensation expense		19,043			19,043
Options exercised	606	20,312			20,312
Issuance of common stock under Employee Stock Purchase Plans	15	1,081			1,081
Shares issued from time-vested restricted stock units	92	—			—
Purchase of capped call option	—	(66,528)			(66,528)
Shares surrendered in exchange for payment of payroll tax liabilities	(75)	(5,123)			(5,123)
Shares surrendered in exchange for exercise of stock options	(86)	(5,809)			(5,809)
BALANCE — December 31, 2023	57,858	638,150	575,184	(11,334)	1,202,000
Net income			120,357		120,357
Other comprehensive loss				(8,067)	(8,067)
Stock-based compensation expense		25,753			25,753
Options exercised	824	39,746			39,746
Issuance of common stock under Employee Stock Purchase Plans	14	1,162			1,162
Shares issued from time-vested restricted stock units	68	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(21)	(1,592)			(1,592)
BALANCE — December 31, 2024	58,743	703,219	695,541	(19,401)	1,379,359
Net income			128,489		128,489
Other comprehensive income				15,765	15,765
Stock-based compensation expense		42,006			42,006
Options exercised	691	37,701			37,701
Issuance of common stock under Employee Stock Purchase Plans	16	1,375			1,375
Shares issued from time-vested restricted stock units	192	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(100)	(9,529)			(9,529)
Shares surrendered in exchange for exercise of stock options	(118)	(10,863)			(10,863)
BALANCE — December 31, 2025	59,424	$763,909	$824,030	$(3,636)	$1,584,303

See notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,489	$120,357	$94,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,168	102,709	89,985
Gain on disposition of business	(249)	—	(431)
Loss on sale or abandonment of property and equipment	2,302	1,490	5,838
Write-off of certain intangible assets and other long-term assets	313	456	506
Acquired in-process research and development	—	—	1,550
Amortization of right-of-use operating lease assets	11,481	12,023	11,307
Fair value adjustments related to contingent consideration liabilities	984	443	1,704
Amortization of deferred credits	(103)	(103)	(104)
Amortization and write-off of long-term debt issuance costs	5,656	6,769	1,717
Deferred income taxes	5,214	(14,873)	(12,643)
Stock-based compensation expense	43,460	28,473	21,333
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(7,341)	(13,686)	(11,916)
Other receivables	4,368	(6,482)	2,429
Inventories	(21,602)	(2,287)	(32,105)
Prepaid expenses and other current assets	(2,520)	(4,295)	1,281
Prepaid income taxes	(1,612)	709	(92)
Income tax refund receivables	246	(1,536)	(58)
Other assets	(1,697)	(6,066)	(5,976)
Trade payables	1,011	(2,314)	(7,297)
Accrued expenses	14,262	9,715	(2,484)
Income taxes payable	5,230	(1,785)	(1,685)
Liabilities related to unrecognized tax benefits	80	206	—
Deferred compensation payable	(1,655)	2,030	1,903
Operating lease liabilities	(11,167)	(12,183)	(11,492)
Other long-term obligations	(947)	1,029	(2,530)
Total adjustments	168,882	100,442	50,740
Net cash, cash equivalents, and restricted cash provided by operating activities	297,371	220,799	145,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(81,716)	(35,140)	(34,290)
Intangible assets	(3,120)	(2,903)	(2,411)
Proceeds from asset and business dispositions	303	5	632
Cash paid for notes receivable and other investments	(18,084)	(10,433)	(4,755)
Cash paid in acquisitions, net of cash acquired	(144,769)	(320,182)	(134,523)
Net cash, cash equivalents, and restricted cash used in investing activities	$(247,386)	$(368,653)	$(175,347)

See notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$28,213	$40,908	$15,584
Proceeds from issuance of long-term debt	—	—	1,199,203
Payments on long-term debt	—	(99,063)	(579,624)
Purchase of capped call option	—	—	(66,528)
Long-term debt issuance costs	—	—	(677)
Contingent payments related to acquisitions	(2,685)	(261)	(3,569)
Payment of taxes related to an exchange of common stock	(9,529)	(1,592)	(5,123)
Net cash, cash equivalents, and restricted cash provided by (used in) financing activities	15,999	(60,008)	559,266
Effect of exchange rates on cash, cash equivalents, and restricted cash	3,798	(2,515)	(484)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,782	(210,377)	528,586

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	378,767	589,144	60,558
End of period	$448,549	$378,767	$589,144

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	446,404	376,715	587,036
Restricted cash reported in prepaid expenses and other current assets	2,145	2,052	2,108
Total cash, cash equivalents and restricted cash	$448,549	$378,767	$589,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $1,398, $1,005 and $1,272, respectively)	$20,991	$23,244	$14,051
Income taxes	31,392	45,047	31,534

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,136	$13,244	$8,267
Acquisition purchases in accrued expenses and other long-term obligations	3,886	4,956	3,713
Merit common stock surrendered (118, 0 and 86 shares, respectively) in exchange for exercise of stock options	10,863	—	5,809
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	32,684	9,947	8,891

See notes to consolidated financial statements.	(concluded)

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

Cash and Cash Equivalents. We consider interest-bearing deposits and money market funds with an original maturity date of three months or less to be cash equivalents. As of December 31, 2025 and 2024, we had restricted cash for the payment of certain import and other taxes for our subsidiary in China of $2.1 million and $2.1 million, respectively, which was reported within prepaid expenses and other assets on our consolidated balance sheets.

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

Inventories. We value our inventories at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We review inventories on hand and record provisions based on estimated excess, slow moving and obsolete inventories, as well as inventories with a carrying value in excess of net realizable value. The review of the valuation of inventories includes an assessment of future product demand based on historical sales and raw material usage and product expiration.

Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. Goodwill is not amortized as the Company reviews goodwill for impairment annually as of July 1 or if events or changes in circumstances indicate the occurrence of a triggering event. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, we perform a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Based on the qualitative analysis performed in 2025, the Company determined that there was no goodwill impairment.

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

During the years ended December 31, 2025, 2024 and 2023, we recorded no impairment charges related to our goodwill and intangible assets.

Long-Lived Assets. We periodically review the carrying amount of our long-lived assets, including property and equipment, intangible assets, and right-of-use operating lease assets, for impairment. An asset is considered impaired when undiscounted estimated future cash flows are less than the carrying amount of the asset based on the criteria for accounting for the impairment or disposal of long-lived assets under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. The Company recorded write downs of property and equipment in each of the years ended December 31, 2025, 2024 and 2023.

Property and Equipment. Property and equipment is stated at the historical cost of construction or purchase. Construction costs include interest costs capitalized during construction. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Construction-in-process consists of internal and external costs for new buildings and various production equipment being constructed. Assets in construction-in-process will commence depreciating once the asset has been placed in service. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Manufacturing equipment	4 - 20 years
Furniture and fixtures	3 - 20 years
Land improvements	10 - 20 years
Leasehold improvements	4 - 25 years

Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $38.2 million, $37.2 million, and $34.0 million, respectively.

Deferred Compensation. We have a deferred compensation plan that permits certain management employees to defer a portion of their salary until the future. We established a Rabbi trust to finance obligations under the plan with corporate-owned variable life insurance contracts. The cash surrender value totaled $22.8 million and $20.7 million at December 31, 2025 and 2024, respectively, which is included in other assets in our consolidated balance sheets. We have recorded a deferred compensation payable of $17.5 million and $19.2 million at December 31, 2025 and 2024, respectively, to reflect the liability to our employees under this plan.

Other Assets. Other assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Investments in privately held companies	$28,743	$22,832
Deferred compensation plan assets	22,814	20,716
Long-term notes receivable, net	16,252	9,423
Other	10,418	12,365
Total	$78,227	$65,336

We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income (expense) in our consolidated statements of income. Such adjustments were not material for the years ended December 31, 2025, 2024 and 2023.

Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. We paid $6.6 million, $3.8 million, and $4.0 million during the years ended December 31, 2025, 2024 and 2023 in the acquisition of additional equity investments and have no cumulative impairments or other fair value adjustments associated with our existing investments. Refer to Note 15, Fair Value Measurements, for details of impairments of securities previously classified as equity investments.

Other Long-term Obligations. Other long-term obligations as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Contingent consideration liabilities	$1,339	$3,128
Other long-term obligations	8,967	12,323
Total	$10,306	$15,451

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023. In addition, we invoice our customers for taxes assessed by governmental authorities, such as sales tax and value-added taxes. We present these taxes on a net basis.

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

Restructuring. Restructuring charges consist primarily of termination benefits for employees effected by certain site consolidation and production line optimization transfers related to our transformation initiatives. We account for involuntary employee termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates these actions to employees and other applicable criteria. We record such costs into expense over the employee’s future service period, if any. Other exit costs are accounted for under ASC 420 and are either deferred or expensed as incurred based on the nature of the expense. We recorded restructuring charges of $5.9 million, $3.1 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. These expenses are reflected within selling, general and administrative expenses within our consolidated statements of income. The restructuring reserve balance as of December 31, 2025 and 2024 was $0.2 million and $1.1 million, respectively.

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

Stock-Based Compensation. We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC 718, Compensation — Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. The fair value of our performance stock units linked to total shareholder return is estimated using Monte-Carlo simulations. Compensation expense is adjusted each period based on the grant-date fair value and the number of shares that are probable of being awarded based on the performance conditions of the awards. Restricted stock units are valued based on the closing stock price on the date of grant. Cash-settled share-based awards, or liability awards, are remeasured at fair value each reporting period until the awards are settled. Total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $43.5 million, $28.5 million, and $21.3 million, respectively (see Note 12, Employee Stock Purchase Plan, Stock Options and Warrants).

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

Recently Adopted Financial Accounting Standards. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. We adopted this ASU on January 1, 2025, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 6, Income Taxes). The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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

The following table presents sales by operating segment disaggregated based on product category and geographic region for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	2025			2024*			2023*
	United States	International	Total	United States	International	Total	United States	International	Total
Cardiovascular
Peripheral Intervention	$341,941	$237,899	$579,840	$312,667	$220,103	$532,770	$280,817	$202,448	$483,265
Cardiac Intervention	187,355	261,559	448,914	147,961	220,990	368,951	143,715	212,935	356,650
Custom Procedural Solutions	128,570	80,763	209,333	122,156	77,877	200,033	113,839	79,878	193,717
OEM	182,716	22,239	204,955	166,160	33,830	199,990	154,232	32,696	186,928
Total	840,582	602,460	1,443,042	748,944	552,800	1,301,744	692,603	527,957	1,220,560

Endoscopy
Endoscopy Devices	68,884	3,980	72,864	51,836	2,934	54,770	34,386	2,420	36,806

Total	$909,466	$606,440	$1,515,906	$800,780	$555,734	$1,356,514	$726,989	$530,377	$1,257,366

*Commencing January 1, 2025, we reorganized our sales teams and product categories to include revenues from the sale of our spine devices under our OEM product category. Revenue figures for 2024 and 2023 have been recast to reflect this realignment of our portfolio of spine products, representing approximately $22.6 million and $22.4 million in revenue, respectively, within the OEM product category to provide comparability between the reported periods.

3.ACQUISITIONS AND OTHER STRATEGIC TRANSACTIONS

2025 Acquisitions

On November 3, 2025, we entered into an asset purchase agreement with Pentax of America, Inc., a subsidiary of PENTAX® Medical, Inc. (“Pentax”), to acquire the C2 CryoBalloon® device and related technology (the “C2 Acquisition”). The total purchase price consists of a $19 million cash payment at closing and potential contingent payments of up to $3 million payable in 2026 upon meeting certain milestones relating to the operational transition of the acquired assets. We accounted for this transaction under the acquisition method of accounting as a business combination. Our net sales of C2 products since the date of the C2 Acquisition were approximately $1.3 million for the year ended December 31, 2025.  Acquisition-related costs associated with the C2 Acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $0.4 million for the year ended December 31, 2025. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Inventories	$431
Property and equipment	139
Intangible assets
Developed technology	16,000
Trade names	1,200
Customer list	1,200
Goodwill	2,906
Total net assets acquired	$21,876

We are amortizing the C2 developed technology intangible assets over 12 years, the trade name intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Pentax to be 12 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the C2 Acquisition are not material in relation to reported sales.

On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $7.2 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. Our net sales of Biolife products since the date of the Biolife Merger were approximately $12.4 million for the year ended December 31, 2025. It is not practical to separately report earnings related to the products acquired in connection with the Biolife Merger, as we cannot split our sales costs related solely to the Biolife products, principally because our sales representatives sell multiple products (including the Biolife products) in our cardiovascular business segment. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.9 million for the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$7,380
Trade receivables	1,562
Inventories	1,748
Prepaid expenses and other current assets	172
Income tax refund receivables	169
Property and equipment	4,609
Intangible assets
Developed technology	90,500
Trademarks	3,700
Customer list	4,500
Goodwill	37,607
Total assets acquired	151,947

Liabilities Assumed
Trade payables	133
Accrued expenses	1,551
Deferred income tax liabilities	22,842
Liabilities related to unrecognized tax benefits	51
Other long-term obligations	139
Total liabilities assumed	24,716
Total assets acquired, net of liabilities assumed	127,231
Less: Cash acquired	(7,380)
Purchase price, net of cash acquired	$119,851

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

2024 Acquisitions

On November 1, 2024, pursuant to the terms of the Asset Purchase Agreement (the “Cook Purchase Agreement”) dated September 18, 2024 between Merit and Cook Medical Holdings LLC (“Cook”), we acquired Cook’s lead management business, which is composed of a comprehensive end-to-end portfolio of medical devices and accessories used in lead management procedures for patients who need a pacemaker or an implantable cardioverter-defibrillator lead removed or replaced (the “Cook Transaction”). We acquired the portfolio for a purchase price of $210 million, plus the assumption of certain liabilities. We accounted for this transaction under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the transaction, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $5.4 million for the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

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

On July 1, 2024, we entered into an Asset Purchase Agreement (the “EGS Purchase Agreement”) with EndoGastric Solutions, Inc. (“EGS”), pursuant to which we acquired the EsophyX® Z+ device and various assets related thereto (collectively, the “EGS Acquisition”), which are designed to deliver a durable, minimally invasive non-pharmacological treatment option for patients suffering from gastroesophageal reflux disease. We acquired the purchased assets identified under the EGS Purchase Agreement for a purchase price of $105 million. We accounted for the EGS Acquisition under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the EGS Acquisition, which were included in selling, general and administrative expenses in the consolidated statements of income were approximately $3.4 million for the year ended December 31, 2024. The purchase price was allocated as follows (in thousands):

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

On March 8, 2024, we entered into an asset purchase agreement with Scholten Surgical Instruments, Inc. (“SSI”) to acquire the assets associated with the Bioptome™, Novatome®, and Sensatome™ devices. The total purchase price of the SSI assets included an up-front payment of $3 million, and three deferred payments, including (i) $1 million payable upon the earlier of (a) the first anniversary of the closing date or (b) the date on which Merit can independently manufacture the purchased devices (“Deferred Payment Date”), (ii) $1 million payable upon the first anniversary of the Deferred Payment Date, and (iii) $1 million payable upon the second anniversary of the Deferred Payment Date. We have accounted for this transaction as an asset purchase, and recorded the amount paid and deferred payments as a developed technology intangible asset, which we are amortizing over eight years.

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

Assets Acquired
Prepaid expenses and other current assets	$2,000
Inventories	5,254
Property and equipment	108
Intangible assets
Developed technology	65,200
Trademarks	4,000
Customer list	5,800
Goodwill	17,638
Total net assets acquired	$100,000

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

4.INVENTORIES

Inventories at December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Finished goods	$190,616	$168,437
Work-in-process	32,391	27,114
Raw materials	110,698	110,512
Total inventories	$333,705	$306,063

5.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025			2024
	Cardiovascular	Endoscopy	Total	Cardiovascular	Endoscopy	Total
Goodwill balance at January 1	$446,514	$16,997	$463,511	$382,240	$—	$382,240
Effect of foreign exchange	2,813	—	2,813	(1,623)	—	(1,623)
Additions and adjustments as the result of acquisitions	37,607	2,906	40,513	65,897	16,997	82,894
Goodwill balance at December 31	$486,934	$19,903	$506,837	$446,514	$16,997	$463,511

We did not have any goodwill impairments for the years ended December 31, 2025, 2024 and 2023. Total accumulated goodwill impairment losses aggregated to $8.3 million as of December 31, 2025 and 2024.

Other intangible assets at December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,979	$(14,760)	$19,219
Distribution agreements	3,250	(3,069)	181
License agreements	14,590	(10,218)	4,372
Trademarks	52,556	(28,293)	24,263
Customer lists	63,775	(40,096)	23,679
Total	$168,150	$(96,436)	$71,714

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$31,489	$(12,824)	$18,665
Distribution agreements	3,250	(2,994)	256
License agreements	11,557	(9,125)	2,432
Trademarks	47,613	(24,177)	23,436
Customer lists	57,933	(36,223)	21,710
Total	$151,842	$(85,343)	$66,499

Aggregate amortization expense for the years ended December 31, 2025, 2024 and 2023 was $85.1 million, $65.6 million, and $56.1 million, respectively.

Estimated amortization expense for the developed technology and other intangible assets for the next five years consists of the following as of December 31, 2025 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2026	$83,865
2027	80,268
2028	78,601
2029	67,281
2030	54,968

6.INCOME TAXES

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules. Based on the 2025 financial results and safe harbor rules, we currently do not anticipate the Pillar 2 laws to have a material impact on our effective tax rate.

On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the impacts of the bill in the consolidated financial statements for the year ended December 31, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance and results become available.

For the years ended December 31, 2025, 2024 and 2023, income before income taxes is broken out between U.S. and foreign-sourced operations and consisted of the following (in thousands):

	2025	2024	2023
Domestic	$110,396	$93,687	$60,935
Foreign	60,541	56,306	51,154
Total	$170,937	$149,993	$112,089

The components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025	2024	2023
Current expense:
Federal	$17,745	$26,061	$15,684
State	4,863	5,286	3,775
Foreign	14,626	13,162	10,862
Total current expense	37,234	44,509	30,321

Deferred expense (benefit):
Federal	4,766	(12,609)	(11,030)
State	378	(1,421)	(1,699)
Foreign	70	(843)	86
Total deferred expense (benefit)	5,214	(14,873)	(12,643)

Total income tax expense	$42,448	$29,636	$17,678

The difference between the income tax expense reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Computed federal income tax expense at applicable statutory rate of 21%	$35,897	21.0%	$31,499	21.0%	$23,539	21.0%
Domestic Federal
Tax credits
Research and development tax credits	(1,910)	(1.1)	(2,765)	(1.8)	(2,209)	(2.0)
Other	348	0.2	(31)	(0.0)	—	—
Nontaxable or nondeductible expenses
Share-based payment awards	(3,364)	(2.0)	(1,817)	(1.2)	(3,001)	(2.6)
Section 162(m) limitation	6,967	4.1	1,927	1.3	1,685	1.5
Other	809	0.5	101	0.1	241	0.2
Effects of cross-border tax laws
Global intangible low-taxed income, net of related foreign tax credits	618	0.4	668	0.4	(652)	(0.6)
Foreign-derived intangible income	(3,312)	(2.0)	(2,790)	(1.9)	(2,691)	(2.4)
Subpart F income, net of related foreign tax credits	(906)	(0.5)	(1,792)	(1.2)	(990)	(0.9)
Changes in valuation allowance	(52)	(0.0)	—	—	(90)	(0.1)
Other adjustments	766	0.4	131	0.1	(388)	(0.3)
State and local income tax expense(1)	4,130	2.3	3,081	2.1	1,554	1.4
Foreign tax effects	2,340	1.4	1,206	0.8	676	0.6
Changes in unrecognized tax benefits	117	0.1	218	0.1	4	0.0
Total income tax expense	$42,448	24.8%	$29,636	19.8%	$17,678	15.8%

(1)	For the year ended December 31, 2025, California, Minnesota, Massachusetts, New York and New Jersey taxes make up the majority (greater than 50 percent) of the tax effect in this category. For the year ended December 31, 2024, California, Minnesota, New Jersey, Massachusetts, Pennsylvania and New York make up the majority of the tax effect in this category. For the year ended December 31, 2023, Minnesota, California, New Jersey and New York make up the majority of the tax effect in this category.

Deferred income tax assets and liabilities at December 31, 2025 and 2024, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Allowance for credit losses on trade receivables	$4,246	$2,215
Accrued compensation expense	11,146	11,701
Inventory differences	5,943	5,139
Net operating loss carryforwards	7,384	8,320
Stock-based compensation expense	10,328	7,569
Operating lease assets	16,686	11,586
State R&D tax credits	6,293	5,924
IRC section 174 capitalized R&D	24,868	35,200
Other	10,794	10,759
Total deferred income tax assets	97,688	98,413

Deferred income tax liabilities:
Prepaid expenses	(1,482)	(1,277)
Property and equipment	(24,564)	(22,699)
Intangible assets	(51,625)	(29,440)
Foreign withholding tax	(1,742)	(1,681)
Operating lease liabilities	(16,751)	(11,737)
Other	(19)	(1,632)
Total deferred income tax liabilities	(96,183)	(68,466)
Valuation allowance	(14,121)	(14,143)
Net deferred income tax (liabilities) assets	$(12,616)	$15,804

Reported as:
Deferred income tax assets	$7,049	$16,044
Deferred income tax liabilities	(19,665)	(240)
Net deferred income tax (liabilities) assets	$(12,616)	$15,804

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred income tax balances reflect the temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The valuation allowance is primarily related to state credit carryforwards, non-US net operating loss carryforwards, and capital loss carryforwards for which we believe it is more likely than not that the deferred tax assets will not be realized. The valuation allowance did not materially change during the year ended December 31, 2025, increased by $0.4 million during the year ended December 31, 2024, and increased by $0.2 million during the year ended December 31, 2023.

As of December 31, 2025, we had U.S federal net operating loss carryforwards of $15.9 million, which were generated by Cianna Medical, DFINE Inc., Biosphere Medical, Inc., and Biolife LLC, prior to our acquisition of these companies. These net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. If unused, $15.0 million of the net operating losses will expire between 2030 and 2037. We anticipate that we will utilize all current net operating loss carryforwards prior to their expiration dates over the next 10 years. We utilized a total of $7.5 million in U.S. federal net operating loss carryforwards during the year ended December 31, 2025.

As of December 31, 2025, we had $23.3 million of non-U.S. net operating loss carryforwards, of which $21.6 million have no expiration date and $1.7 million expire at various dates through 2036. Non-U.S. net operating loss carryforwards utilized during the year ended December 31, 2025 were not material.

We do not consider our foreign earnings to be permanently reinvested. Consequently, we have recorded tax expense of $0.3 million, $0.7 million and $0.4 million for foreign withholding taxes on unremitted foreign earnings during the years ended December 31, 2025, 2024 and 2023, respectively.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2022. In foreign jurisdictions, we are no longer subject to income tax examinations for years before 2019.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

The total liability for unrecognized tax benefits at December 31, 2025, including interest and penalties, was $2.2 million, of which $2.2 million would favorably impact our effective tax rate if recognized. The total liability for unrecognized tax benefits at December 31, 2024, including interest and penalties, was $2.1 million, of which $2.1 million would favorably impact our effective tax rate if recognized. As of December 31, 2025 and 2024, we had accrued $0.3 million and $0.2 million, respectively, in total interest and penalties related to unrecognized tax benefits. We account for interest and penalties for unrecognized tax benefits as part of our income tax provision. During the years ended December 31, 2025, 2024 and 2023, our liability for unrecognized tax benefit was increased (decreased) for interest and penalties by $0.1 million, $(0.1) million, and $(0.1) million, respectively.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025	2024	2023
Unrecognized tax benefits, opening balance	$1,880	$1,622	$1,576
Gross increases (decreases) in tax positions taken in a prior year	(15)	70	112
Gross increases in tax positions taken in the current year	419	559	442
Lapse of applicable statute of limitations	(334)	(371)	(508)
Unrecognized tax benefits, ending balance	$1,950	$1,880	$1,622

The tabular roll-forward ending balance does not include interest and penalties related to unrecognized tax benefits.

Income taxes paid for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025	2024	2023
Federal	$12,245	$27,711	$16,456
State	3,713	6,140	3,927
Foreign
Netherlands	2,604	*	1,912
France	2,246	*	*
Mexico	2,179	*	1,741
China	1,946	*	*
Ireland	1,818	*	2,321
Other	4,641	11,196	5,177
Total income taxes paid	$31,392	$45,047	$31,534

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

7.ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Payroll and related liabilities	$83,926	$73,514
Current portion of contingent liabilities	3,198	358
Advances from employees	247	158
Accrued rebates payable	12,275	11,778
Accrued interest	9,344	9,531
Other accrued expenses	50,496	38,738
Total	$159,486	$134,077

8.DEBT

Principal balances outstanding under our long-term debt obligations as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Convertible notes	$747,500	$747,500
Less unamortized debt issuance costs	(13,462)	(17,949)
Total long-term debt	734,038	729,551
Less current portion	—	—
Long-term portion	$734,038	$729,551

Future minimum principal payments on our long-term debt as of December 31, 2025, are as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
2026	$—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

As of December 31, 2025, we were in compliance with all covenants set forth in the Amended Fourth A&R Credit Agreement.

As of December 31, 2025, we had no outstanding borrowings and issued letter of credit guarantees of $2.8 million under the Amended Fourth A&R Credit Agreement, with available borrowings of approximately $697 million, based on the leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement. As of December 31, 2024, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the Holders at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; (2) The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the indenture governing the Convertible Notes; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if the Company calls any Convertible Notes for redemption. As of December 31, 2025, none of the conditions permitting the holders of the Convertible Notes to convert their notes early had been met, therefore, they are classified as long-term.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase or sale of foreign currencies. As of December 31, 2025 and 2024, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $138.6 million and $117.5 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate that exposure. As of December 31, 2025 and 2024, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $107.6 million and $95.7 million, respectively.

Balance Sheet Presentation of Derivatives. As of December 31, 2025 and 2024, all derivatives, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded gross at fair value on our consolidated balance sheets. We are not subject to any master netting agreements. The fair value of derivative instruments on a gross basis is as follows (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$3,555	$3,771
Foreign currency forward contracts	Other assets (long-term)	663	1,064

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,183)	(1,332)
Foreign currency forward contracts	Other long-term obligations	(424)	(287)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$1,390	$2,595

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,620)	(1,288)

Income Statement Presentation of Derivatives

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income ("OCI") in our consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
Derivative instrument	2025	2024	2023
Interest rate swap	$—	$152	$609
Foreign currency forward contracts	48	5,732	3,909

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on AOCI and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Consolidated Statements			Amount of Gain/(Loss)
	of Income			Reclassified from AOCI
Location in statements of income	2025	2024	2023	2025	2024	2023
Interest expense	$(26,461)	$(31,219)	$(15,511)	$—	$1,656	$2,550
Revenue	1,515,906	1,356,514	1,257,366	1,176	2,140	4,081
Cost of sales	(777,636)	(713,181)	(673,494)	151	644	1,457

As of December 31, 2025, ($1.9) million or ($1.5) million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the years presented (in thousands):

Derivative Instrument	Location in statements of income	2025	2024	2023
Foreign currency forward contracts	Other income (expense) — net	$(103)	$1,961	$2,004

See Note 15, Fair Value Measurements for additional information about our derivatives.

10.COMMITMENTS AND CONTINGENCIES

We are obligated under non-terminable operating leases for manufacturing facilities, finished good distribution centers, office space, equipment, vehicles, and land. See Note 17, Leases for disclosures regarding these operating leases.

Royalties. As of December 31, 2025, we had entered into a number of agreements to license or acquire rights to certain intellectual property which require us to make royalty payments during the term of the agreements generally based on a percentage of sales. During the years ended December 31, 2025, 2024 and 2023, total royalty expense approximated $8.8 million, $8.7 million and $8.6 million, respectively, and is recorded in cost of sales on the consolidated statements of income. Minimum contractual commitments under royalty agreements to be paid within twelve months of December 31, 2025 were not significant. See Note 15, Fair Value Measurements for discussion of future royalty commitments related to acquisitions.

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

11.EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands, except per share amounts):

	2025	2024	2023
Net income	$128,489	$120,357	$94,411
Average common shares outstanding	59,158	58,218	57,593
Basic EPS	$2.17	$2.07	$1.64

Average common shares outstanding	59,158	58,218	57,593
Effect of dilutive stock awards	775	760	763
Effect of dilutive convertible notes	527	387	—
Total potential shares outstanding	60,460	59,365	58,356
Diluted EPS	$2.13	$2.03	$1.62

Equity awards excluded as the impact was anti-dilutive (1)	172	672	1,143

(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes issued in December 2023, the dilutive effect is calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Merit’s common stock or a combination of cash and shares of Merit’s common stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price of $86.83. The average closing prices of our common stock for the year ended December 31, 2025 were used as the basis for determining the dilutive effect on EPS.

12.EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTIONS AND WARRANTS

Our stock-based compensation primarily consists of the following plans:

2018 Long-Term Incentive Plan. In June 2018, our Board of Directors adopted and our shareholders approved, the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan, which was subsequently amended effective December 14, 2018 (the “2018 Incentive Plan”) to supplement the Merit Medical Systems, Inc. 2006 Long-Term Incentive Plan (the "2006 Incentive Plan"). The 2018 Incentive Plan provides for the granting of several types of incentive awards (collectively, “Plan Awards”), including stock options, stock appreciation rights, restricted stock, stock units (including restricted stock units) and performance awards (including performance stock units). Plan Awards may be granted to directors, officers, outside consultants and key employees and may be granted upon such terms and such conditions as the Compensation Committee of our Board of Directors determines. Stock options typically vest on an annual basis over a three to five-year life with a contractual life of seven years. Restricted stock units typically vest on an annual basis over one to four years.  Performance stock units vest at the end of the applicable performance measurement period, which is typically a three-year period. As of December 31, 2025, approximately 1.9 million shares remained available to be issued under the 2018 Incentive Plan.

2006 Long-Term Incentive Plan. In May 2006, our Board of Directors adopted, and our shareholders approved, the 2006 Incentive Plan. As of December 31, 2025, the 2006 Incentive Plan was no longer being used for new equity award grants. During the year ended December 31, 2025, all remaining options granted under this plan were exercised and as such, no equity awards associated with the plan remained outstanding as of December 31, 2025.

Employee Stock Purchase Plan. We have a non-qualified Employee Stock Purchase Plan (“ESPP”), which has an expiration date of June 30, 2026. As of December 31, 2025, the total number of shares of common stock that remained available to be issued under our non-qualified plan was approximately 58,000 shares. ESPP participants purchase shares on a quarterly basis at a price equal to 95% of the market price of the common stock at the end of the applicable offering period.

Stock-Based Compensation Expense. The stock-based compensation expense before income tax expense for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025	2024	2023
Cost of sales
Nonqualified stock options	$941	$1,229	$1,647
Restricted stock units	1,295	—	—
Total cost of sales	2,236	1,229	1,647
Research and development
Nonqualified stock options	1,070	1,522	1,739
Restricted stock units	1,536	—	—
Total research and development	2,606	1,522	1,739
Selling, general and administrative
Nonqualified stock options	4,512	6,206	7,542
Performance-based restricted stock units	23,965	12,517	6,344
Restricted stock units	8,687	4,279	1,771
Cash-settled performance-based awards	1,260	2,720	2,290
Cash-settled restricted stock units	194	—	—
Total selling, general and administrative	38,618	25,722	17,947

Stock-based compensation expense before taxes	$43,460	$28,473	$21,333

We recognize stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

As of December 31, 2025, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $4.4 million and is expected to be recognized over a weighted average period of 1.2 years.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted was estimated using the following assumptions for the year ended December 31, 2023:

2023
Risk-free interest rate	3.6% - 4.8%
Expected option term	4.0 years
Expected dividend yield	—
Expected price volatility	39.6% - 47.1%

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. We determine the expected term of the stock options using the historical exercise behavior of employees. The expected price volatility was determined based upon the historical volatility for our stock. We recognize compensation expense for options on a straight-line basis over the service period, which corresponds to the vesting period. During the year ended December 31, 2023, approximately 444,000 nonqualified stock option grants were made for a total fair value of $13.1 million. The Company did not grant any options during the years ended December 31, 2025 and 2024.

The table below presents information related to stock option activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Total intrinsic value of stock options exercised	$28,444	$36,431	$23,300
Cash received from stock option exercises	26,838	39,746	14,503
Excess tax benefit from the exercise of stock options	3,364	1,817	3,001

Changes in stock options for the year ended December 31, 2025, consisted of the following (shares and intrinsic value in thousands):

	Number	Weighted Average	Remaining Contractual	Intrinsic
	of Shares	Exercise Price	Term (in years)	Value
Beginning balance	2,023	59.62
Granted	—	—
Exercised	(691)	54.59
Forfeited/expired	(26)	69.34
Outstanding at December 31	1,306	62.08	2.42	$34,034
Exercisable	1,046	59.99	2.12	29,447
Ending vested and expected to vest	1,298	62.03	2.41	33,899

The weighted average grant-date fair value of options granted during the year ended December 31, 2023 was $29.58.

Stock-Settled Performance-Based Restricted Stock Units (“PSUs”)

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

Restricted Stock Units (“RSUs”)

We have granted RSUs to our employees and non-employee directors, which are subject to continued service through the vesting date, with employee RSUs generally vesting between three to four years and non-employee director RSUs vesting one year form the date of grant. The expense recognized for RSUs is equal to the closing stock price on the date of grant, which is recognized over the vesting period.

Changes in PSUs and RSUs for the year ended December 31, 2025, consisted of the following:

	PSUs			RSUs
			Weighted Average		Weighted Average
	Stock Units		Grant Date	Stock Units	Grant Date
	(In Thousands)	(1)	Fair Value	(In Thousands)	Fair Value
Beginning nonvested balance	595		82.33	329	90.54
Granted	288		112.34	165	98.11
rTSR adjustment	20	(2)	73.94	—	—
Vested	(98)		73.94	(95)	89.10
Forfeited	(56)		84.63	(21)	90.70
Nonvested balance at December 31	749		94.52	378	94.21

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier. The actual number of shares which vest is determined based on of performance conditions and the application of an rTSR multiplier between 75% and 125%.
(2)	Represents the application of an rTSR multiplier of 125% to awards vested in 2025 based on the performance of our common stock and the terms of the awards.

The following table summarizes PSUs and RSUs granted during the years ended December 31, 2025, 2024 and 2023 (units and shares in thousands):

	2025	2024	2023
PSUs
Target units granted	144	144	115
Maximum units granted (1)	288	287	229
Maximum potential shares (1)(2)	359	359	287
Weighted average grant date fair value	$112.34	$86.79	$72.26
RSUs
Units granted	165	329	20
Weighted average grant date fair value	$98.11	$90.54	$83.99

(1)	Based on the maximum payout, excluding the impact of the rTSR multiplier.
(2)	Includes the impact of the maximum potential rTSR multiplier of 125%.

During the years ended December 31, 2025, 2024 and 2023, there were approximately 98,000, 47,000 and 61,000 shares, respectively, that vested under PSUs, prior to the reduction of shares withheld to satisfy tax withholding obligations. Vested shares were calculated based upon achievement of the financial performance multipliers and market conditions related to the rTSR multiplier. During the years ended December 31, 2025, 2024 and 2023, there were approximately 95,000, 20,000 and 31,000 shares, respectively, that vested under RSUs.

The fair value of each PSU was estimated as of the grant date using the following assumptions for awards granted in the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk-free interest rate	3.6% - 4.0%	4.4%	3.9% - 4.6%
Performance period	2.2 - 2.8 years	2.8 years	2.8 years
Expected dividend yield	—	—	—
Expected price volatility	28.0% - 29.0%	31.1%	31.4% - 32.6%

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

As of December 31, 2025, the total remaining unrecognized compensation cost related to stock-settled performance stock units and restricted stock units, net of expected forfeitures, was $27.4 million and $26.5 million, respectively, which is expected to be recognized over a weighted average period of 1.1 years and 2.4 years, respectively.

Cash-Settled Performance-Based Share-Based Awards (“Liability Awards”)

During the years ended December 31, 2025, 2024 and 2023, we granted liability awards to our Chief Executive Officer with total target cash incentives in the amount of $1.7 million, $1.6 million, and $1.3 million, respectively. These awards entitle him to a target cash payment based upon our relative shareholder return as compared to the rTSR and achievement of specified performance metrics, as defined in the award agreements. Awards with target cash incentives totaling $3.3 million were forfeited during the year ended December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, we granted additional performance stock units to certain employees that provide for settlement in cash upon our achievement of specified financial metrics. The cash payable upon vesting at the end of the service period is based upon performance against specified financial performance metrics and relative total shareholder return as compared to the rTSR, as defined in the award agreements. Compensation expense is recognized for the cash payment probable of being awarded based on the performance metrics.

The potential maximum payout of these liability awards is 250% of the target cash incentive, resulting in a total potential maximum payout of $0.4 million, $0.5 million and $4.6 million for outstanding liability awards granted during the years ended December 31, 2025, 2024 and 2023, respectively. Settlement generally occurs at the end of three-year performance periods based upon the same performance metrics and vesting period as our performance stock units.

These awards are classified as liabilities and reported in accrued expenses and other long-term liabilities within our consolidated balance sheets. The fair value of these awards is remeasured at each reporting period until the awards are settled. As of December 31, 2025, our recorded liabilities associated with these awards was $3.9 million, and we had remaining unrecognized compensation cost related to cash-settled performance-based share-based awards of $0.3 million, which is expected to be recognized over a weighted average period of 1.6 years. During 2025, 2024 and 2023, we paid $2.5 million, $1.3 million and $1.7 million, respectively, in connection with liability awards.

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

During the years ended December 31, 2025, 2024 and 2023, we had international sales of $606.4 million, $555.7 million and $530.4 million, respectively, or 40.0%, 41.0% and 42.2%, respectively, of net sales. Our largest international markets include China, Japan, Germany, France and the United Kingdom. International sales are attributed based on location of the customer receiving the product.

Our long-lived assets (which are comprised of our net property and equipment) by geographic area at December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
United States	$300,593	$271,734	$273,105
Ireland	49,492	45,325	42,333
Other foreign countries	78,316	69,106	68,085
Total	$428,401	$386,165	$383,523

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	2025			2024			2023
	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated	Cardiovascular	Endoscopy	Consolidated
Net sales	$1,443,042	$72,864	$1,515,906	$1,301,744	$54,770	$1,356,514	$1,220,560	$36,806	$1,257,366
Cost of sales standard(1)	576,864	18,067		549,657	15,746		534,826	12,987
Cost of sales other(2)	173,686	9,019		140,948	6,830		125,388	293
Selling, general and administrative expenses	431,252	23,962		376,734	22,997		362,082	11,594
Research and development expenses	94,157	3,195		83,812	3,654		80,300	2,428
Other operating expenses(3)	950	34		443	—		3,524	—

Income from operations	$166,133	$18,587	$184,720	$150,150	$5,543	$155,693	$114,440	$9,504	$123,944

Total other expense — net			(13,783)			(5,700)			(11,855)

Income before income taxes			$170,937			$149,993			$112,089

(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other for all segments include amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include impairment charges, contingent consideration expense related to the changes in fair value of contingent payments associated with acquisitions, and acquired in-process research and development expense.

Total depreciation and amortization by operating segment for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	2025	2024	2023
Cardiovascular	$113,785	$97,749	$88,960
Endoscopy	9,383	4,960	1,025
Total	$123,168	$102,709	$89,985

14.EMPLOYEE BENEFIT PLANS

We have defined contribution plans covering all U.S. full-time adult employees and certain of our foreign employees. Our contributions to these plans are discretionary in certain countries, including the U.S. Total expense for contributions made to these plans for the years ended December 31, 2025, 2024 and 2023 was $10.8 million, $9.6 million and $8.8 million, respectively.

15.FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2025 and 2024, consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,285	$31,285	$—	$—
United States treasury debt securities (2)	5,230	5,230	—	—
Foreign currency contract assets, current and long-term (3)	5,608	—	5,608	—
Foreign currency contract liabilities, current and long-term (4)	(4,227)	—	(4,227)	—
Contingent consideration liabilities	(4,537)	—	—	(4,537)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,034	$10,034	$—	$—
Marketable securities (5)	92	92	—	—
Foreign currency contract assets, current and long-term (3)	7,430	—	7,430	—
Foreign currency contract liabilities, current and long-term (4)	(2,907)	—	(2,907)	—
Contingent consideration liabilities	(3,486)	—	—	(3,486)

(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. The fund is recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities are determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.

(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as prepaid and other assets or other long-term assets in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expenses or other long-term obligations in the consolidated balance sheets.
(5)	Our marketable securities, which consist entirely of available-for-sale equity securities, are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Certain of our business combinations involve the potential for the payment of future contingent consideration, generally based on a percentage of future product sales or upon attaining specified future revenue or other milestones. Contingent consideration liabilities are re-measured to fair value at each reporting period, with the change in fair value recognized within operating expenses in the accompanying consolidated statements of income. We measure the initial liability and re-measure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. Changes in the fair value of our contingent consideration liabilities during the years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	2025	2024
Beginning balance	$3,486	$3,447
Contingent consideration liability recorded as the result of acquisitions	2,876	—
Contingent consideration expense	984	443
Contingent payments made	(2,809)	(404)
Ending balance	$4,537	$3,486

As of December 31, 2025, $1.3 million in contingent consideration liability was included in other long-term obligations and $3.2 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities. As of December 31, 2024, $3.1 million in contingent consideration liability was included in other long-term obligations and $0.4 million in contingent consideration liability was included in accrued expenses in our consolidated balance sheet related to contingent liabilities.

Cash payments related to the settlement of the contingent consideration liability recognized at fair value as of the applicable acquisition date have been reflected as a cash outflow from financing activities in the accompanying consolidated statements of cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024 are reflected as operating cash flows.

The recurring Level 3 measurement of our contingent consideration liabilities includes the following significant unobservable inputs at December 31, 2025 and 2024 (amounts in thousands):

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2025	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$1,533	Discounted cash flow	Discount rate	13.0%
			Projected year of payments	2026-2034	2029

Revenue milestones contingent liability	$94	Monte Carlo simulation	Discount rate	11.0%
			Projected year of payments	2026-2041	2041

Acquisition-related milestone contingent liability	$2,910	Scenario-based method	Discount rate	4.7% - 4.8%	4.7%
			Probability of milestone payment	95.0% - 100.0%	97.2%
			Projected year of payments	2026
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

	Fair value at
	December 31,	Valuation			Weighted
Contingent consideration liability	2024	technique	Unobservable inputs	Range	Average(1)
Revenue-based royalty payments contingent liability	$2,217	Discounted cash flow	Discount rate	14.0% - 16.0%	14.6%
			Projected year of payments	2025-2034	2028

Revenue milestones contingent liability	$88	Monte Carlo simulation	Discount rate	13.0%
			Projected year of payments	2025-2040	2039

Regulatory approval contingent liability	$1,181	Scenario-based method	Discount rate	6.0%
			Probability of milestone payment	50.0%
			Projected year of payment	2025-2026	2025
(1)	Unobservable inputs were weighted by the relative fair value of the instruments. No weighted average is reported for contingent consideration liabilities without a range of unobservable inputs.

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

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. Our long-term debt under our Amended Fourth A&R Credit Agreement re-prices frequently due to variable rates and entails no significant changes in credit risk and, as a result, we believe the fair value of long-term debt approximates carrying value. The fair value our long-term debt under our convertible notes was $900.7 million as of December 31, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which are Level 1 inputs.

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

Equity Investments, Purchase Options and Notes Receivable. During the year ended December 31, 2023, we recorded impairment charges of $0.3 million associated with our previously held equity investment in Bluegrass in connection with the Bluegrass asset acquisition completed on May 4, 2023 (see Note 3 Acquisitions and Other Strategic Transactions). We had no such losses during the years ended December 31, 2025 and 2024. Our equity investments in privately held companies were $28.7 million and $22.8 million at December 31, 2025 and 2024, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments.

Current Expected Credit Losses

Our outstanding notes receivable, including accrued interest and our allowance for current expected credit losses, were $21.6 million and $9.4 million, as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an allowance for current expected credit losses of $2.6 million and $1.4 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities.

The table below presents a rollforward of the allowance for current expected credit losses on our notes receivable for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Beginning balance	$1,366	$568
Provision for credit loss expense	1,259	798
Ending balance	$2,625	$1,366

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
BALANCE — January 1, 2023	$4,366	(15,916)	(11,550)

Other comprehensive income	4,518	2,959	7,477
Income taxes	866	(39)	827
Reclassifications to:
Revenue	(4,081)		(4,081)
Cost of sales	(1,457)		(1,457)
Interest expense	(2,550)		(2,550)
Net other comprehensive (loss) income	(2,704)	2,920	216

BALANCE — December 31, 2023	1,662	(12,996)	(11,334)

Other comprehensive income (loss)	5,884	(9,224)	(3,340)
Income taxes	(341)	54	(287)
Reclassifications to:
Revenue	(2,140)		(2,140)
Cost of sales	(644)		(644)
Interest expense	(1,656)		(1,656)
Net other comprehensive income (loss)	1,103	(9,170)	(8,067)

BALANCE — December 31, 2024	2,765	(22,166)	(19,401)

Other comprehensive income	48	17,955	18,003
Income taxes	302	(1,213)	(911)
Reclassifications to:
Revenue	(1,176)		(1,176)
Cost of sales	(151)		(151)
Net other comprehensive (loss) income	(977)	16,742	15,765

BALANCE — December 31, 2025	$1,788	$(5,424)	$(3,636)

17.LEASES

We have operating leases for facilities used for manufacturing, research and development, sales and distribution, and office space, as well as leases for manufacturing and office equipment, vehicles, and land. Our leases have remaining terms ranging from less than one year to approximately 24 years. A number of our lease agreements contain options to renew at our discretion for periods of up to 15 years and options to terminate the leases within one year. The lease term used to calculate right-of-use assets and lease liabilities includes renewal and termination options that are deemed reasonably certain to be exercised. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. We do not have any bargain purchase options in our leases. For leases with an initial term of one year or less, we do not record a right-of-use asset or lease liability on our consolidated balance sheet.

From time to time, we enter into agreements to sublease a portion of our facilities to third parties. Such sublease income is not material. We also lease certain hardware consoles to customers and record rental revenue as a component of net sales. Rental revenue under such console leasing arrangements for the years ended December 31, 2025, 2024 and 2023 was not significant.

The following was included in our consolidated balance sheet as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Assets
Right-of-use operating lease assets	$87,600	$65,508

Liabilities
Short-term operating lease liabilities	$10,876	$10,331
Long-term operating lease liabilities	76,658	54,783
Total operating lease liabilities	$87,534	$65,114

We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Net lease cost for the years ended December 31, 2025, 2024 and 2023 was $17.2 million, $15.4 million, and $14.4 million, respectively. The components of lease costs for the years ended December 31, 2025, 2024 and 2023 were as follows, in thousands:

Lease Cost	Classification	2025	2024	2023
Operating lease cost (a)	Selling, general and administrative expenses	$17,467	$15,885	$14,879
Sublease (income) (b)	Selling, general and administrative expenses	(265)	(462)	(488)
Net lease cost		$17,202	$15,423	$14,391

(a)	Includes expense related to short-term leases and variable payments, which were not significant.

(b)	Does not include rental revenue from leases of hardware consoles to customers, which was not significant.

Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 was as follows, in thousands:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$15,607	$14,529	$13,804
Right-of-use assets obtained in exchange for lease obligations	$32,684	$9,947	$8,891

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2025, 2024 and 2023, our lease agreements had the following remaining lease term and discount rates:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average remaining lease term	12.2 years	9.6 years	9.6 years
Weighted average discount rate	7.2%	3.5%	3.4%

As of December 31, 2025, maturities of operating lease liabilities were as follows, in thousands:

Year ending December 31,	Amounts due under operating leases
2026	$15,227
2027	13,834
2028	11,111
2029	9,522
2030	8,436
Thereafter	84,613
Total lease payments	142,743
Less: Imputed interest	(55,209)
Total	$87,534

18.SUBSEQUENT EVENTS

On January 31, 2026, Merit and Health Line International Corporation (“HL”) entered into an Asset Purchase Agreement (the “HL Purchase Agreement”), pursuant to which Merit agreed to sell certain assets relating to the Dual Cap® product line to HL for a purchase price of $28 million(the “Purchase Price” and such transaction, the “HL Transaction”). Merit and HL closed the HL Transaction on February 17, 2026. Pursuant to the terms of the HL Purchase Agreement, at the closing, HL (i) paid Merit  $25.5 million of the Purchase Price and (ii) held back the remaining $2.5 million of the Purchase Price for a period of 18 months following closing as security (with a right of offset) for breaches of Merit’s representations and warranties and certain other obligations under the HL Purchase Agreement. In order to facilitate the transition of the DualCap® business from Merit to HL, at the closing of the HL Transaction, Merit and HL entered into, among other agreements, a contract manufacturing agreement and a transition and distribution services agreement, pursuant to which Merit is obligated to perform certain manufacturing, transition and distribution services to HL for a period of up to 24 months after the closing.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the criteria discussed above and our management’s assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as set forth below, during the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Merit Medical Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Merit Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

February 24, 2026

Item 9B.Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended December 31, 2025.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2025, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(2) Financial Statement Schedules.

Schedule II - Valuation and qualifying accounts

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Balance at	Additions Charged to		Balance at
Allowance for Credit Losses:	Beginning of Year	Costs and Expenses (a)	Deduction (b)	End of Year
2023	$(8,423)	$(1,772)	$1,172	$(9,023)
2024	$(9,023)	$(1,425)	$719	$(9,729)
2025	$(9,729)	$(2,964)	$2,557	$(10,136)
(a)	We record a provision for credit losses based upon historical bad debt experience, current economic conditions, expectations of future economic conditions, and management’s evaluation of our ability to collect individual outstanding balances.
(b)	When an individual customer balance becomes impaired and is deemed uncollectible, a deduction is made against the allowance for credit losses.

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Balance at	Additions Charged to		Balance at
Tax Valuation Allowance:	Beginning of Year	Costs and Expenses (a)	Deduction	End of Year
2023	$(13,527)	$(213)	$-	$(13,740)
2024	$(13,740)	$(403)	$-	$(14,143)
2025	$(14,143)	$22	$-	$(14,121)
(a)	We record a valuation allowance against a deferred tax asset when it is determined that it is more likely than not that the deferred tax asset will not be realized.

(b)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the SEC as indicated below:

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated July 1, 2024, between Merit Medical Systems, Inc. and Endogastric Solutions, Inc.*	10-Q	2.1	August 1, 2024

2.2	Asset Purchase Agreement, dated September 16, 2024, between Merit Medical Systems, Inc. and Cook Medical Holdings LLC.*#	10-Q	2.1	October 30, 2024

2.3	Agreement and Plan of Merger among Merit Medical Systems, Inc., Biolife Transaction Sub, LLC, Biolife, L.L.C., and Shareholder Representative Services LLC, dated as of May 16, 2025.*	10-Q	2.1	July 30, 2025

3.1	Second Amended and Restated Articles of Incorporation.*	10-Q	3.1	August 9, 2018

3.2	Fourth Amended and Restated Bylaws.*	8-K	3.1	May 21, 2024

4.1	Specimen Certificate of the Common Stock.*	S-18	10	October 19, 1989

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	—	—	—

10.1	Lease Agreement, dated as of June 8, 1993, between QRS 11-20 (UT), Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*	10-K	10.4	March 31, 1995

10.2	Amended and Restated Deferred Compensation Plan, dated January 1, 2004.*†	10-K	10.12	March 15, 2004

10.3	Merit Medical Systems, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 2008.*†	8-K	10.1	December 18, 2008

10.4	Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, made and adopted effective May 31, 2009.*†	8-K	10.1	January 7, 2010

10.5	First Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective September 19, 2010.*†	S-8	4.9	August 11, 2015

10.6	Second Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated November 29, 2010.*†	S-8	4.10	August 11, 2015

10.7	Third Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective October 1, 2010.*†	S-8	4.11	August 11, 2015

10.8	Fourth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2011.*†	S-8	4.12	August 11, 2015

10.9	Fifth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 28, 2012.*†	S-8	4.13	August 11, 2015

10.10	Sixth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 31, 2013.*†	S-8	4.14	August 11, 2015

10.11	Seventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 10, 2014.*†	10-Q	10.1	August 11, 2014

10.12	Eighth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated December 29, 2014.*†	S-8	4.16	August 11, 2015

10.13	Employment Agreement, dated May 26, 2016 between Merit Medical Systems, Inc. and Brian G. Lloyd.*†	10-Q	10.3	August 8, 2016

10.14	Merit Medical Systems, Inc., Restatement of the 1996 Employee Stock Purchase Plan dated July 1, 2000.*†	10-K	10.23	March 1, 2017

10.15	First Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 1, 2001.*†	10-K	10.24	March 1, 2017

10.16	Second Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated January 1, 2006.*†	10-K	10.25	March 1, 2017

10.17	Third Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 7, 2006.*†	10-K	10.26	March 1, 2017

10.18	Fourth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated February 13, 2015.*†	10-K	10.27	March 1, 2017

10.19	Fifth Amendment to the Merit Medical Systems, Inc., 1996 Employee Stock Purchase Plan dated April 15, 2021.*†	10-Q	10.3	August 6, 2021

10.20	First Amendment to Employment Agreement, dated December 11, 2017, between Merit Medical Systems, Inc. and Brian G. Lloyd.*†	8-K	10.3	December 15, 2017

10.21	First Amendment to Lease Agreement dated May 22, 2017 for office and manufacturing facility.*	10-K	10.29	March 1, 2018

10.22	Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective May 24, 2018.*†	S-8	4.2	June 4, 2018

10.23	First Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective December 14, 2018.*†	10-K	10.32	March 1, 2019

10.24	Second Amendment to the Merit Medical Systems, Inc. 2018 Long-Term Incentive Plan effective April 15, 2021.*†	10-Q	10.2	August 6, 2021

10.25	Employment Agreement made and entered into between Merit Medical Systems, Inc. and Raul Parra as of the 1st day of August, 2018.*†	10-Q	10.3	August 9, 2018

10.26	Merit Medical Systems, Inc. 2019 Executive Bonus Plan, dated January 1, 2019.*†	10-Q	10.2	May 3, 2019

10.27	Ninth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated August 1, 2016.*†	10-Q	10.1	August 9, 2019

10.28	Tenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2017.*†	10-Q	10.2	August 9, 2019

10.29	Eleventh Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated January 1, 2019.*†	10-Q	10.3	August 9, 2019

10.30	Twelfth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, dated June 1, 2018.*†	10-Q	10.4	August 9, 2019

10.31	Thirteenth Amendment to the Second Restatement of the Merit Medical Systems, Inc. 401(k) Profit Sharing Plan, effective January 1, 2019.*†	10-K	10.48	March 2, 2020

10.32	First Amendment to the Merit Medical Systems, Inc. 2019 Executive Bonus Plan, effective June 22, 2020.*†	8-K	10.3	June 26, 2020

10.33	Settlement Agreement, dated October 13, 2020, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (“OIG-HHS”) of the Department of Health and Human Services (“HHS”), and the Defense Health Agency (“DHA”), acting on behalf of the TRICARE Program (collectively, the “United States”); Merit Medical Systems, Inc.; and Charles J. Wolf, M.D. (“Relator”), through their authorized representatives.*	8-K	10.1	October 16, 2020

10.34	Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: F. Ann Millner, Ed. D., Lynne N. Ward, and Thomas J. Gunderson.*†	10-K	10.49	March 1, 2021

10.35	Form of Indemnification Agreement, dated October 24, 2020, between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, and David K. Floyd.*†	10-K	10.50	March 1, 2021

10.36	Form of Indemnification Agreement between Merit Medical Systems, Inc. and each executive officer.*†	10-K	10.51	March 1, 2021

10.37	Indemnification Agreement, dated as of June 17, 2021, between Merit Medical Systems, Inc. and Stephen C. Evans.*†	10-Q	10.1	October 28, 2022

10.38	Form of Indemnification Agreement, dated as of May 19, 2022, between Merit Medical Systems, Inc. and each of Laura Kaiser and Michael McDonnell.*†	10-Q	10.2	October 28, 2022

10.39	Employment Agreement between Merit Medical Systems, Inc. and Michel J. Voigt, dated December 11, 2020.*†	10-K	10.53	March 1, 2021

10.40	Employment Agreement between Merit Medical Systems, Inc. and Neil Peterson, dated May 19, 2022.*†	10-K	10.51	February 24, 2023

10.41	Second Amendment to Lease Agreement dated March 10, 2022, between MM (UT) QRS 11-59, Inc. and Merit Medical Systems, Inc. for office and manufacturing facility.*	10-K	10.61	February 24, 2023

10.42	Deferred Compensation Plan for Non-Employee Directors, effective as of July 22, 2022.*†	10-Q	10.1	August 5, 2022

10.43	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, between Merit Medical Systems, Inc. and Fred Lampropoulos.*†	10-Q	10.1	April 28, 2023

10.44	Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2023, between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, Brian G. Lloyd, and Michel J. Voigt.*†	10-Q	10.2	April 28, 2023

10.45	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, between Merit Medical Systems, Inc. and Fred Lampropoulos.*†	10-Q	10.3	April 30, 2024

10.46	Form of Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, and Brian Lloyd.*†	10-Q	10.4	April 30, 2024

10.47	Performance Stock Unit Award Agreement (Three Year Performance Period), dated March 4, 2024, between Merit Medical Systems, Inc. and Mike Voigt.*†	10-Q	10.5	April 30, 2024

10.48	Restricted Stock Unit Award Agreement, dated March 9, 2024, between Merit Medical Systems, Inc. and Fred Lampropoulos.*†	10-Q	10.6	April 30, 2024

10.49	Form of Restricted Stock Unit Award Agreement, dated March 4, 2024, between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Neil Peterson, and Brian Lloyd.*†	10-Q	10.7	April 30, 2024

10.50	Restricted Stock Unit Award Agreement, dated March 8, 2024, between Merit Medical Systems, Inc. and Mike Voigt.*†	10-Q	10.8	April 30, 2024

10.51	Indemnification Agreement, dated May 15, 2024, between Merit Medical Systems, Inc. and Silvia M. Perez.*	8-K	10.1	May 21, 2024

10.52	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Fred Lampropoulos.*†	10-Q	10.3	April 24, 2025

10.53	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Raul Parra.*†	10-Q	10.4	April 24, 2025

10.54	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Brian Lloyd.*†	10-Q	10.5	April 24, 2025

10.55	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Neil Peterson.*†	10-Q	10.6	April 24, 2025

10.56	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Mike Voigt.*†	10-Q	10.7	April 24, 2025

10.57	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Fred Lampropoulos.*†	10-Q	10.8	April 24, 2025

10.58	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Raul Parra.*†	10-Q	10.9	April 24, 2025

10.59	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Brian Lloyd.*†	10-Q	10.10	April 24, 2025

10.60	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Neil Peterson.*†	10-Q	10.11	April 24, 2025

10.61	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Mike Voigt.*†	10-Q	10.12	April 24, 2025

10.62	Form of Restricted Stock Unit Award Agreement, dated May 15, 2025, between Merit Medical Systems, Inc. and each of the following individuals: Lonny J. Carpenter, Stephen C. Evans, David K. Floyd, Thomas J. Gunderson, Laura S. Kaiser, Michael R. McDonnell, F. Ann Millner, Silvia M. Perez and Lynne N. Ward.*†	10-Q	10.1	July 30, 2025

10.63	Performance Stock Unit Award Agreement (Three Year Performance Period), dated October 3, 2025, between Merit Medical Systems, Inc. and Martha G. Aronson.*†	10-Q	10.2	October 30, 2025

10.64	Restricted Stock Unit Award Agreement, dated October 3, 2025, between Merit Medical Systems, Inc. and Martha G. Aronson.*†	10-Q	10.3	October 30, 2025

10.65	Chief Executive Officer Employment Agreement, dated October 3, 2025, between Merit Medical Systems, Inc. and Martha G. Aronson.*†	10-Q	10.1	October 30, 2025

10.66	Indemnification Agreement, dated October 3, 2025, between Merit Medical Systems, Inc. and Martha G. Aronson.†	—	—	—

10.67	CEO Transition Agreement, dated October 3, 2025, between Merit Medical Systems, Inc. and Fred P. Lampropoulos.*†	10-Q	10.4	October 30, 2025

10.68	Consulting Agreement, dated January 7, 2026, between Merit Medical Systems, Inc. and Fred P. Lampropoulos.†#	—	—	—

10.69	Employment Agreement, dated September 1, 2025, between Merit Medical Systems, Inc. and Christian Adam Smith.*†	10-Q	10.5	October 30, 2025

10.70	Indemnification Agreement, dated September 1, 2025, between Merit Medical Systems, Inc. and Christian Adam Smith.*†	10-Q	10.6	October 30, 2025

10.71	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 28, 2025, between Merit Medical Systems, Inc. and Christian Adam Smith.†	—	—	—

10.72	Restricted Stock Unit Award Agreement, dated February 28, 2025, between Merit Medical Systems, Inc. and Christian Adam Smith.†	—	—	—

10.73	Restricted Stock Unit Award Agreement, dated May 22, 2025, between Merit Medical Systems, Inc. and Christian Adam Smith.†	—	—	—

10.74

Fourth Amended and Restated Credit Agreement, dated June 6, 2023, among Merit Medical Systems, Inc. as Borrower and the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, BOFA Securities, Inc., HSBC Bank USA, National Association, U.S. Bank National Association and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., HSBC Bank USA, National Association, U.S Bank National Association and Truist Bank as Co-Syndication Agents and TD Bank, N.A., as Documentation Agent.*

		10-Q	10.2	July 28, 2023

10.75	Amended and Restated Employment Agreement, dated June 8, 2023, between Merit Medical Systems, Inc. and Fred P. Lampropoulos.*	8-K	99.3	June 8, 2023

10.76	Indenture, dated as of December 8, 2023, among Merit Medical Systems, Inc., and U.S. Bank Trust Company, National Association, as trustee.*	8-K	4.1	December 8, 2023

10.77	Form of 3.00% Convertible Senior Note due 2029.*	8-K	4.2	December 8, 2023

10.78	Form of Capped Call Confirmation.*	8-K	10.1	December 8, 2023

10.79	First Amendment to the Fourth Amended and Restated Credit Agreement dated December 5, 2023, among certain subsidiaries of Merit Medical Systems, Inc., Wells Fargo Bank, National Association, as administrative agent for Lenders, Bank of America, N.A., HSBC Bank USA, National Association, U.S. Bank National Association, Truist Bank, TD Bank, N.A., Huntington National Bank, and Regions Bank.	10-K	10.68	February 28, 2024

10.80	Rule 10b5-1 Trading Plan, dated August 7, 2023, between F. Ann Millner and E*TRADE Securities LLC.*	10-K	10.69	February 28, 2024

10.81	Rule 10b5-1 Trading Plan, dated March 11, 2024, between Neil W. Peterson and Morgan Stanley Smith Barney LLC.*	10-Q	10.1	April 30, 2024

10.82	Rule 10b5-1 Trading Plan, dated March 15, 2024, between Raul Parra and Morgan Stanley Smith Barney LLC.*	10-Q	10.2	April 30, 2024

10.83	Rule 10b5-1 Trading Plan, dated November 6, 2024, between Neil W. Peterson and Morgan Stanley Smith Barney LLC.*	10-K	10.78	February 25, 2025

10.84	Rule 10b5-1 Trading Plan, dated February 28, 2025, between David K. Floyd and Charles Schwab & Co., Inc.*	10-Q	10.1	April 24, 2025

10.85	Rule 10b5-1 Trading Plan, dated February 28, 2025, between Michael R. McDonnell and Morgan Stanley Smith Barney LLC.*	10-Q	10.2	April 24, 2025

19.1	Corporate Policy on Insider Trading (revised May 15, 2025)*	10-Q	19.1	July 30, 2025

21	Subsidiaries of Merit Medical Systems, Inc.	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—

31.1	Certification of Chief Executive Officer.	—	—	—

31.2	Certification of Chief Financial Officer.	—	—	—

32.1	Certification of Chief Executive Officer.	—	—	—

32.2	Certification of Chief Financial Officer.	—	—	—

97	Policy Relating to the Recovery of Erroneously Awarded Compensation.*†	10-K	97	February 28, 2024

101	The following materials from the Merit Medical Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.	—	—	—

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).	—	—	—

*	These exhibits are incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted.
(c)	Schedules:

None

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

MERIT MEDICAL SYSTEMS, INC.

By:	/s/ MARTHA G. ARONSON
Martha G. Aronson, President and
Chief Executive Officer

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on February 24, 2026.

Signature	Capacity in Which Signed

/s/ MARTHA G. ARONSON	President, Chief Executive Officer and Director
Martha G. Aronson	(Principal executive officer)

/s/ RAUL PARRA	Chief Financial Officer and Treasurer
Raul Parra	(Principal financial and accounting officer)

/s/ F. ANN MILLNER	Director
F. Ann Millner

/s/ LONNY J. CARPENTER	Director
Lonny J. Carpenter

/s/ STEPHEN C. EVANS	Director
Stephen C. Evans

/s/ DAVID K. FLOYD	Director
David K. Floyd

/s/ THOMAS J. GUNDERSON	Director
Thomas J. Gunderson

/s/ LAURA S. KAISER	Director
Laura S. Kaiser

/s/ MICHAEL R. MCDONNELL	Director
Michael R. McDonnell

/s/ SILVIA M. PEREZ	Director
Silvia M. Perez

/s/ LYNNE N. WARD	Director
Lynne N. Ward