Form 10-Q
period 2026-03-31
MERIT MEDICAL SYSTEMS INC
filed 2026-04-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of April 28, 2026
Common Stock, no par value	59,654,855

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2026	2025
	(unaudited)
Current assets:
Cash and cash equivalents	$488,080	$446,404
Trade receivables — net of allowance for credit losses — 2026 — $10,348 and 2025 — $10,136	206,446	203,710
Other receivables	18,717	17,773
Inventories	352,386	333,705
Prepaid expenses and other current assets	29,274	31,493
Prepaid income taxes	5,033	4,941
Income tax refund receivables	1,838	2,128
Total current assets	1,101,774	1,040,154

Property and equipment:
Land and land improvements	30,366	30,465
Buildings	199,350	200,046
Manufacturing equipment	368,430	365,277
Furniture and fixtures	61,433	60,883
Leasehold improvements	66,065	65,236
Construction-in-progress	90,986	82,939
Total property and equipment	816,630	804,846
Less accumulated depreciation	(382,673)	(376,445)
Property and equipment — net	433,957	428,401

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2026 — $454,320 and 2025 — $452,525	442,940	465,940
Other — net of accumulated amortization — 2026 — $95,601 and 2025 — $96,436	69,055	71,714
Goodwill	503,432	506,837
Deferred income tax assets	7,085	7,049
Right-of-use operating lease assets	86,376	87,600
Other assets	74,665	78,227
Total other assets	1,183,553	1,217,367

Total assets	$2,719,284	$2,685,922

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2026	2025
	(unaudited)
Current liabilities:
Trade payables	$67,853	$60,551
Accrued expenses	122,515	159,486
Short-term operating lease liabilities	11,228	10,876
Income taxes payable	15,278	8,851
Total current liabilities	216,874	239,764

Long-term debt	735,160	734,038
Deferred income tax liabilities	19,664	19,665
Liabilities related to unrecognized tax benefits	2,248	2,248
Deferred compensation payable	17,373	17,542
Deferred credits	1,373	1,398
Long-term operating lease liabilities	75,175	76,658
Other long-term obligations	24,689	10,306
Total liabilities	1,092,556	1,101,619

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of March 31, 2026 and December 31, 2025	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of March 31, 2026 - 59,655 and December 31, 2025 - 59,424	769,271	763,909
Retained earnings	865,025	824,030
Accumulated other comprehensive loss	(7,568)	(3,636)
Total stockholders’ equity	1,626,728	1,584,303

Total liabilities and stockholders’ equity	$2,719,284	$2,685,922

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$381,877	$355,351
Cost of sales	197,080	183,331
Gross profit	184,797	172,020

Operating expenses:
Selling, general and administrative	118,210	107,486
Research and development	22,609	22,478
Contingent consideration (benefit) expense	(179)	1,023
Total operating expenses	140,640	130,987

Income from operations	44,157	41,033

Other income (expense):
Interest income	3,900	3,790
Interest expense	(6,526)	(6,568)
Other income (expense) — net	12,015	(297)
Total other income (expense) — net	9,389	(3,075)

Income before income taxes	53,546	37,958

Income tax expense	12,551	7,811

Net income	$40,995	$30,147

Earnings per common share
Basic	$0.69	$0.51
Diluted	$0.68	$0.49

Weighted average shares outstanding
Basic	59,510	58,897
Diluted	60,013	61,278

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$40,995	$30,147
Other comprehensive (loss) income:
Cash flow hedges	(540)	(2,386)
Income tax benefit	127	563
Foreign currency translation adjustment	(4,344)	5,854
Income tax benefit (expense)	825	(6)
Total other comprehensive (loss) income	(3,932)	4,025
Total comprehensive income	$37,063	$34,172

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2026	59,424	$763,909	$824,030	$(3,636)	$1,584,303
Net income			40,995		40,995
Other comprehensive loss				(3,932)	(3,932)
Stock-based compensation expense		9,509			9,509
Options exercised	43	2,345			2,345
Issuance of common stock under Employee Stock Purchase Plan	6	430			430
Shares issued from time-vested restricted stock units	271	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(89)	(6,922)			(6,922)
Balance — March 31, 2026	59,655	$769,271	$865,025	$(7,568)	$1,626,728

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	$718,111	$725,688	$(15,376)	$1,428,423

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,995	$30,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,496	29,292
Gain on disposition of business	(12,502)	—
Share of equity investee loss	531	—
Loss on sale or abandonment of property and equipment	67	87
Write-off of certain intangible assets and other long-term assets	137	32
Amortization of right-of-use operating lease assets	2,854	2,984
Fair value adjustments related to contingent consideration liabilities	(179)	1,023
Amortization of deferred credits	(26)	(26)
Amortization of long-term debt issuance costs	1,414	1,414
Stock-based compensation expense	8,961	9,078
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(3,577)	(7,560)
Other receivables	2,067	(284)
Inventories	(22,655)	(10,599)
Prepaid expenses and other current assets	1,886	2,041
Income tax refund receivables	188	2,143
Other assets	(723)	(176)
Trade payables	4,493	4,453
Accrued expenses	(33,269)	(20,747)
Income taxes payable	7,459	1,918
Deferred compensation payable	(169)	(580)
Operating lease liabilities	(2,766)	(3,335)
Other long-term obligations	14,999	(733)
Total adjustments	(314)	10,425
Net cash, cash equivalents, and restricted cash provided by operating activities	40,681	40,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(16,009)	(21,061)
Intangible assets	(757)	(457)
Proceeds from asset and business dispositions	25,500	—
Cash paid for notes receivable and other investments	—	(7,117)
Cash paid in acquisitions, net of cash acquired	(1,000)	(1,000)
Net cash, cash equivalents, and restricted cash provided by (used in) investing activities	$7,734	$(29,635)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$2,775	$13,152
Contingent payments related to acquisitions	(2,142)	(52)
Payment of taxes related to an exchange of common stock	(6,922)	(6,145)
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(6,289)	6,955
Effect of exchange rates on cash, cash equivalents, and restricted cash	(426)	936
Net increase in cash, cash equivalents and restricted cash	41,700	18,828

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	448,549	378,767
End of period	$490,249	$397,595

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	488,080	395,529
Restricted cash reported in prepaid expenses and other current assets	2,169	2,066
Total cash, cash equivalents and restricted cash	$490,249	$397,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $495 and $282, respectively)	$10,718	$12,361
Income taxes	4,382	3,784

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$6,061	$3,813
Acquisition purchases in accrued expenses and other long-term obligations	2,943	4,020
Merit common stock surrendered (0 and 18 shares, respectively) in exchange for exercise of stock options	—	1,882
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,784	24,871

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three-month periods ended March 31, 2026 and 2025 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The results of operations presented in these interim consolidated financial statements are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

On October 3, 2025, Martha G. Aronson became Merit’s new Chief Executive Officer and chief operating decision maker (“CODM”). Beginning in the first quarter of 2026, the CODM began managing Merit’s operations and allocating resources on a consolidated basis and evaluating performance using net income. Based on the information regularly provided to and reviewed by the CODM, Merit has determined that it operates as a single segment. All information previously reported by segment has been recast to conform to this single segment conclusion. Refer to Note 13, Segment Reporting for further details.

2.   Recently Issued Accounting Standards. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

3.   Revenue from Contracts with Customers. We recognize revenue when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration we expect to receive in exchange for these goods. Our revenue recognition policies have not changed from those disclosed in Note 1 to our consolidated financial statements in Item 8 of the 2025 Annual Report on Form 10-K.

Disaggregation of Revenue

Our revenue is disaggregated based on product category and geographic region. In addition to the change in segments, beginning in the first quarter of 2026, we adjusted our product categories to better reflect the clinical uses of our products. As a result of these changes, our revenue categories have been recast for the historical periods presented.

We design, develop, manufacture and market medical products for interventional, diagnostic and therapeutic procedures. For financial reporting purposes, we report our operations as a single operating segment with two product categories: foundational and therapeutic. Foundational products are used primarily for access and enabling functions in vascular and other procedures, and include product platforms such as access devices, procedural solutions, original equipment manufacturer (“OEM”) products, and vascular intervention. Therapeutic products are devices and systems used to treat a broad array of diseases, and include product platforms such as cardiac therapies, oncology, renal therapies, vascular intervention, OEM products and endoscopy.

The following table presents revenue from contracts with customers by product category for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Foundational	$255,479	$240,382
Therapeutic	126,398	114,969
Total	$381,877	$355,351

The following table presents revenue from contracts with customers by geographic region for the the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Domestic	$226,516	$213,564
International	155,361	141,787
Total	$381,877	$355,351

4.   Acquisitions and Divestitures.

Acquisitions

On November 3, 2025, we entered into an asset purchase agreement with Pentax of America, Inc., a subsidiary of PENTAX® Medical, Inc. (“Pentax”), pursuant to which we acquired the C2 CryoBalloon® device and related technology (the “C2 Acquisition”). The total purchase price consisted of a $19 million cash payment at closing and potential contingent payments of up to $3 million payable in 2026 upon meeting certain milestones relating to the operational transition of the acquired assets. We accounted for this transaction under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the C2 Acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $0.4 million during the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

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

On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $7.2 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.9 million during the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

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

Divestitures

On January 31, 2026, Merit and Health Line International Corporation (“Health Line”) entered into an Asset Purchase Agreement (the “Health Line Purchase Agreement”), pursuant to which Merit agreed to sell certain assets relating to the DualCap® product line to Health Line for a purchase price of $28 million (the “Purchase Price” and such transaction, the “Health Line Transaction”), resulting in a pre-tax book gain of $12.5 million. Merit and Health Line closed the Health Line Transaction on February 17, 2026. Pursuant to the terms of the Health Line Purchase Agreement, at the closing, Health Line (i) paid Merit $25.5 million of the Purchase Price and (ii) held back the remaining $2.5 million of the Purchase Price for a period of 18 months following closing as security (with a right of offset) for breaches of Merit’s representations and warranties and certain other obligations under the Health Line Purchase Agreement.

In order to facilitate the transition of the DualCap® business from Merit to Health Line, at the closing of the Health Line Transaction, Merit and Health Line entered into, among other agreements, a contract manufacturing agreement and a transition and distribution services agreement, pursuant to which Merit is obligated to perform certain manufacturing, transition and distribution services to Health Line for a period of up to 24 months after the closing.

The following table summarizes the major classes of assets sold on the date of the sale:

Inventories	$3,910
Property and equipment	522
Intangible assets
Developed technology	5,129
Trademarks	266
Patents	243
Goodwill	2,928
Total assets	$12,998

5. Inventories. Inventories at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$191,305	$190,616
Work-in-process	46,531	32,391
Raw materials	114,550	110,698
Total inventories	$352,386	$333,705

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the three-month period ended March 31, 2026 is detailed as follows (in thousands):

Three Months Ended March 31, 2026
Goodwill balance at January 1	$506,837
Effect of foreign exchange	(477)
Disposals as the result of divestitures	(2,928)
Goodwill balance at March 31	$503,432

Total accumulated goodwill impairment losses aggregated to $8.3 million as of March 31, 2026 and December 31, 2025, respectively. We did not have any goodwill impairments for the three-month periods ended March 31, 2026 or 2025.

Other intangible assets at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$34,121	$(14,995)	$19,126
Distribution agreements	3,250	(3,088)	162
License agreements	14,612	(10,597)	4,015
Trademarks	49,647	(26,655)	22,992
Customer lists	63,026	(40,266)	22,760
Total	$164,656	$(95,601)	$69,055

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,979	$(14,760)	$19,219
Distribution agreements	3,250	(3,069)	181
License agreements	14,590	(10,218)	4,372
Trademarks	52,556	(28,293)	24,263
Customer lists	63,775	(40,096)	23,679
Total	$168,150	$(96,436)	$71,714

Aggregate amortization expense for developed technology and other intangible assets for the three-month period ended March 31, 2026 was $20.7 million. Aggregate amortization expense for the three-month period ended March 31, 2025 was $20.0 million.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the three-month periods ended March 31, 2026 and 2025, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of March 31, 2026 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2026	$60,082
2027	78,548
2028	76,832
2029	67,160
2030	54,996

7.   Income Taxes. On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the three-month period ended March 31, 2026. We will continue to evaluate the full impact of these legislative changes as additional guidance and results become available.

Our provision for income taxes for the three-month periods ended March 31, 2026 and 2025 was a tax expense of $12.6 million and $7.8 million, respectively, which resulted in an effective tax rate of 23.4% and 20.6%, respectively. The increase in the effective income tax rate for the three-month period ended March 31, 2026, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and the tax impacts of recent acquisition and divestiture activity. The increase in income tax expense for the three-month period ended March 31, 2026, when compared to the prior-year period, was primarily due to increased pre-tax book income and rate impact items previously listed. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of net controlled foreign corporation tested income (“NCTI”) and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax, and on January 5, 2026, the OECD issued Side-by-Side guidance extending these safe harbor rules and exempting certain US multinational enterprises from several top-up taxes under Pillar Two. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2027. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules. Based on year-to-date financial results and safe harbor rules, we currently do not anticipate the Pillar 2 laws to have a material impact on our effective tax rate.

8.   Debt. Principal balances outstanding under our long-term debt obligations as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Convertible notes	$747,500	$747,500
Less unamortized debt issuance costs	(12,340)	(13,462)
Total long-term debt	735,160	734,038
Less current portion	—	—
Long-term portion	$735,160	$734,038

Future minimum principal payments on our long-term debt, as of March 31, 2026, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2026	$—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of March 31, 2026.

As of March 31, 2026, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of March 31, 2026, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

9.   Derivatives.

General. Our earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, and we seek to mitigate a portion of the risks attributable to those fluctuations by entering into derivative contracts. The derivative instruments we use are foreign currency forward contracts. We recognize derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets, regardless of whether hedge accounting is applied. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative contracts are classified as operating activities in the accompanying consolidated statements of cash flows.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of March 31, 2026 and December 31, 2025, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $130.9 million and $138.6 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of March 31, 2026 and December 31, 2025, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $128.5 million and $107.6 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of March 31, 2026 and December 31, 2025, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$3,272	$3,555
Foreign currency forward contracts	Other assets (long-term)	356	663

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,192)	(2,183)
Foreign currency forward contracts	Other long-term obligations	(269)	(424)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,689	$1,390

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,142)	(1,620)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
Derivative instrument	2026	2025	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	$(142)	$(1,897)	Revenue	$381,877	$355,351	$(517)	$1,021
			Cost of sales	(197,080)	(183,331)	915	(532)

As of March 31, 2026, a gain of $1.6 million, or $1.2 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location in statements of income	2026	2025
Foreign currency forward contracts	Other income (expense) — net	$(1,688)	$(158)

10.   Commitments and Contingencies.

Litigation. In the ordinary course of business, we are involved in various claims and litigation matters. These proceedings, actions and claims may involve product liability, intellectual property, contract disputes, employment, governmental inquiries or other matters. These matters generally involve inherent uncertainties and often require prolonged periods of time to resolve. In certain proceedings, the claimants may seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which our management had sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect our financial position, results of operations and cash flows. The ultimate cost to us with respect to actions and claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows. Unless included in our legal accrual, we are unable to estimate a reasonably possible loss or range of loss associated with any individual material legal proceeding. Legal costs for these matters, such as outside counsel fees and expenses, are charged to expense in the period incurred.

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three-month periods ended March 31, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income	$40,995	$30,147
Average common shares outstanding	59,510	58,897
Basic EPS	$0.69	$0.51

Average common shares outstanding	59,510	58,897
Effect of dilutive stock awards	503	1,018
Effect of dilutive convertible notes	—	1,363
Total potential shares outstanding	60,013	61,278
Diluted EPS	$0.68	$0.49

Equity awards excluded as the impact was anti-dilutive (1)	597	84
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three-month periods ended March 31, 2026 and 2025, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three-month periods ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales	$641	$628
Research and development	580	669
Selling, general and administrative	7,740	7,781
Stock-based compensation expense before taxes	$8,961	$9,078

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the three months ended March 31, 2026 and 2025, we did not grant any stock options. As of March 31, 2026, the total remaining unrecognized compensation cost related to non-vested stock options was $3.4 million, which was expected to be recognized over a weighted average period of 1.1 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the three-month periods ended March 31, 2026 and 2025, we granted Performance Stock Units which represented awards of up to 490,985 and 290,120 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

We use Monte-Carlo simulations to estimate the grant-date fair value of the Performance Stock Units linked to total shareholder return. The fair value of each performance stock unit was estimated as of the grant date using the following assumptions for awards granted in the periods indicated below:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.5% - 3.8%	4.0%
Performance period	2.8 years	2.8 years
Expected dividend yield	—	—
Expected price volatility	28.5% - 28.7%	28.0%

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of March 31, 2026, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $46.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

Cash-Settled Performance-Based Awards

During the three-month period ended March 31, 2025, we granted Performance Stock Units to Fred P. Lampropoulos, our former Chief Executive Officer that provided for settlement in cash upon achievement of specific metrics (“CEO Liability Awards”), with total target cash incentives in the amount of approximately $1.7 million. The CEO Liability Awards entitled Mr. Lampropoulos to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements. During the three-month period ended March 31, 2026, we paid $2.7 million in connection with the settlement of vested CEO Liability Awards granted during 2023. All other unvested CEO Liability Awards were forfeit as of December 31, 2025.

Restricted Stock Units

During the three-month periods ended March 31, 2026 and 2025, we granted restricted stock units to certain employees and non-employee directors representing 359,612 and 109,515 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is between three to four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is one year from the grant date. As of March 31, 2026, the total remaining unrecognized compensation cost related to restricted stock units was $48.5 million, which was expected to be recognized over a weighted average period of 2.6 years.

In addition to the awards described above, we issue restricted stock units and performance stock units, each settled in cash, in certain countries that do not result in the issuance of common stock and are considered immaterial.

13.   Segment Reporting. Beginning in the first quarter of 2026, we report our operations as a single operating segment that consists of two product categories: foundational and therapeutic. Foundational products are used primarily for access and enabling functions in vascular and other procedures, and include product platforms such as access devices, procedural solutions, OEM products, and vascular intervention. Therapeutic products are devices and systems used to treat a broad array of diseases, and include product platforms such as cardiac therapies, oncology, renal therapies, vascular intervention, OEM products and endoscopy. See Note 3, Revenues from Contracts with Customers for a detailed breakout of our sales by product category and geography. Our CODM is our Chief Executive Officer, who uses consolidated net income to measure segment profit or loss, assess performance and allocate resources, primarily through periodic budgeting and performance reviews. The CODM does not use asset information to assess performance or allocate resources. All information previously reported by segment has been recast to conform to this single segment conclusion.

The following represents total segment revenue and significant segment expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net sales	$381,877	$355,351
Cost of sales standard(1)	147,017	142,803
Cost of sales other(2)	50,063	40,528
Selling and marketing expenses	73,957	64,929
General and administrative expenses	44,253	42,557
Research and development expenses	22,609	22,478
Other operating expenses(3)	(179)	1,023
Other (income) expense — net	(9,389)	3,075
Income tax expense	12,551	7,811
Net income	$40,995	$30,147
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other includes amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Depreciation and amortization for the three-month periods ended March 31, 2026 and 2025 was $30.5 million and $29.3 million, respectively.

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,561	$31,561	$—	$—
United States treasury debt securities (2)	4,271	4,271	—	—
Foreign currency contract assets, current and long-term (3)	6,317	—	6,317	—
Foreign currency contract liabilities, current and long-term (4)	(4,603)	—	(4,603)	—
Contingent consideration liabilities (5)	(2,179)	—	—	(2,179)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,285	$31,285	$—	$—
United States treasury debt securities (2)	5,230	5,230	—	—
Foreign currency contract assets, current and long-term (3)	5,608	—	5,608	—
Foreign currency contract liabilities, current and long-term (4)	(4,227)	—	(4,227)	—
Contingent consideration liabilities (5)	(4,537)	—	—	(4,537)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. Amounts in the fund are recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities are determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as accrued expense or other long-term obligation in the consolidated balance sheets.
(5)	The fair value of contingent consideration liabilities is determined using Level 3 fair value inputs and is recorded within accrued expenses and other long-term obligations.

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The fair value of our long-term debt under our Convertible Notes was $801.7 million as of March 31, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $28.2 million and $28.7 million at March 31, 2026 and December 31, 2025, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income for each reporting period. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the three-month periods ended March 31, 2026 and 2025, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding notes receivable, including accrued interest and an allowance for current expected credit losses, were $22.0 million and $21.6 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, we had an allowance for current expected credit losses of $2.5 million and $2.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$2,625	$1,366
Provision for credit loss expense	(89)	268
Ending balance	$2,536	$1,634

15.   Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2026	$1,788	$(5,424)	$(3,636)

Other comprehensive loss	(142)	(4,344)	(4,486)
Income taxes	127	825	952
Reclassifications to:
Revenue	(915)		(915)
Cost of sales	517		517
Net other comprehensive loss	(413)	(3,519)	(3,932)

Balance as of March 31, 2026	$1,375	$(8,943)	$(7,568)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive (loss) income	(1,897)	5,854	3,957
Income taxes	563	(6)	557
Reclassifications to:
Revenue	(1,021)		(1,021)
Cost of sales	532		532
Net other comprehensive (loss) income	(1,823)	5,848	4,025

Balance as of March 31, 2025	$942	$(16,318)	$(15,376)

16.    Subsequent Events. On April 1, 2026, we acquired View Point Medical, Inc. (“View Point”) in a merger transaction through which View Point became a wholly-owned subsidiary of Merit (the “View Point Acquisition”). As a result of the View Point Acquisition, Merit acquired View Point’s OneMark® Detection Imaging System, OneMark Tissue Markers and related assets. The aggregate View Point Acquisition consideration, including the assumption of View Point liabilities, was approximately $140 million. Of that amount, $90 million was paid in cash at closing and a total of two deferred payments of $25 million each are scheduled to be paid not later than the first and second anniversaries of the closing date, respectively. We are currently evaluating the accounting treatment of the View Point Acquisition, as well as performing the valuation of the assets acquired and the related purchase price allocation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K.

OVERVIEW

We are a leading manufacturer and marketer of proprietary medical devices used in interventional, diagnostic and therapeutic procedures, particularly in cardiology, radiology, oncology, critical care and endoscopy. Our business consists of two product categories: foundational and therapeutic. Within each of these product categories, we sell a variety of products organized as product platforms. Our foundational product category includes product platforms such as access devices, procedural solutions, OEM products, and vascular intervention. Our therapeutic product category includes product platforms such as cardiac therapies, oncology, renal therapies, vascular intervention, OEM products and endoscopy.

For the three-month period ended March 31, 2026, we reported sales of $381.9 million, an increase of $26.5 million or 7% compared to sales for the three-month period ended March 31, 2025 of $355.4 million. Foreign currency fluctuations (net of hedging) increased our net sales by $7.9 million for the three-month period ended March 31, 2026, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales remained at 48.4% for the three-month period ended March 31, 2026 compared to 48.4% for the three-month period ended March 31, 2025.

Net income for the three-month period ended March 31, 2026 was $41.0 million, or $0.68 per share, compared to net income of $30.1 million, or $0.49 per share, for the three-month period ended March 31, 2025.

Recent Developments and Trends

In addition to the trends identified in the 2025 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2026 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended March 31, 2026 were driven primarily by demand in both our domestic and international regions.
●	As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $490.2 million and net available borrowing capacity under our Amended Fourth A&R Credit Agreement of approximately $697 million.
●	On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. Significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we have not recorded any potential benefit from a refund at this time.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Net sales	100%	100%
Gross profit	48.4	48.4
Selling, general and administrative expenses	31.0	30.2
Research and development expenses	5.9	6.3
Contingent consideration (benefit) expense	(0.0)	0.3
Income from operations	11.6	11.5
Other income (expense) — net	2.5	(0.9)
Income before income taxes	14.0	10.7
Net income	10.7	8.5

Sales

Sales for the three-month period ended March 31, 2026 increased by 7%, or $26.5 million, compared to the corresponding period in 2025. Listed below are the sales by product category for the three-month periods ended March 31, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2026	2025
Foundational	6.3%	$255,479	$240,382
Therapeutic	9.9%	126,398	114,969
Total	7.5%	$381,877	$355,351

Foundational Sales. Our foundational sales for the three-month period ended March 31, 2026 were $255.5 million, up 6.3% when compared to the corresponding period of 2025 of $240.4 million. Sales for the three-month period ended March 31, 2026 were favorably affected by increased sales within our access platform, including sales of our StatSeal and WoundSeal products acquired from Biolife, and our vascular intervention platforms, partially offset by decreased sales within our OEM and procedural solutions platforms.

Therapeutic Sales. Our therapeutic sales for the three-month period ended March 31, 2026 were $126.4 million, up 9.9% when compared to sales in the corresponding period of 2025 of $115.0 million. Sales for the three-month period ended March 31, 2026 compared to the corresponding period in 2025 were favorably affected by increased sales within our cardiac therapies, endoscopy, vascular intervention and oncology platforms, with increases in our endoscopy sales partially attributable to the acquisition of the C2 Cryoballoon from Pentax. Such increases were partially offset by decreased sales within our OEM and renal therapies platforms.

Geographic Sales

Listed below are sales by geography for the three-month periods ended March 31, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended
		March 31,
	% Change	2026	2025
Domestic	6.1%	$226,516	$213,564
International	9.6%	155,361	141,787
Total	7.5%	$381,877	$355,351

Domestic Sales. Domestic sales for the three-month period ended March 31, 2026 were $226.5 million, or 59.3% of net sales, up 6.1% when compared to the corresponding period of 2025.

International Sales. International sales for the three-month period ended March 31, 2026 were $155.4 million, or 40.7% of net sales, up 9.6% when compared to the corresponding period in 2025 of $141.8 million. The increase in our international sales for the three-month period ended March 31, 2026, compared to the corresponding period of 2025 included increased sales in each of our Europe, the Middle East and Africa, Rest of World and Asia Pacific regions.

Gross Profit

Our gross profit as a percentage of sales remained at 48.4% for the three-month period ended March 31, 2026, compared to 48.4% for the three-month period ended March 31, 2025.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses increased $10.7 million, or 10.0%, for the three-month period ended March 31, 2026 compared to the corresponding period of 2025. As a percentage of sales, SG&A expenses were 31.0% for the three-month period ended March 31, 2026, compared to 30.2% for the corresponding period of 2025. For the three-month period ended March 31, 2026, SG&A expenses increased compared to the corresponding period of 2025, primarily due to an increase in labor-related costs including (i) commissions associated with sales growth and (ii) headcount additions to support investment in the business and growth from acquisitions, including those in connection with the Biolife Merger. Additional drivers of the increase were costs associated with the pending View Point Acquisition and company conferences.

Research and Development Expenses. Research and development (“R&D”) expenses for the three-month period ended March 31, 2026 were $22.6 million, up 0.6%, when compared to R&D expenses in the corresponding period of 2025 of $22.5 million. For the three-month period ended March 31, 2026, R&D expenses did not materially change compared to the corresponding period of 2025.

Contingent Consideration (Benefit) Expense. For the three-month period ended March 31, 2026, we recognized contingent consideration benefit from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $(0.2) million, compared to contingent consideration expense of $1.0 million for the three-month period ended March 31, 2025. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

Our operating income for the three-month period ended March 31, 2026 was $44.2 million, compared to operating income in the corresponding period of 2025 of $41.0 million. The increase in operating income during the three-month period ended March 31, 2026 compared to the corresponding period of 2025 was primarily a result of increased sales ($381.9 million compared to $355.4 million), partially offset by an increase in SG&A expense.

Other (Income) Expense – Net

Our other (income) expense for the three months ended March 31, 2026 and 2025 was $(9.4) million and $3.1 million, respectively. The change in other (income) expense for the three-month period ended March 31, 2026 compared to the corresponding periods of 2025 was primarily related to a gain of approximately $12.5 million associated with the sale of the DualCap® product line to Health Line in February 2026.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended March 31, 2026 and 2025 was a tax expense of $12.6 million and $7.8 million, respectively, which resulted in an effective tax rate of 23.4% and 20.6%, respectively. The increase in the effective income tax rate for the three-month period ended March 31, 2026, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and the tax impacts of recent acquisition and divestiture activity. The increase in income tax expense for the three-month period ended March 31, 2026, when compared to the prior-year period, was primarily due to increased pre-tax book income and rate impact items previously listed. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of NCTI and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

Net Income

Our net income for the three-month periods ended March 31, 2026 and 2025 was $41.0 million and $30.1 million, respectively. The increase in our net income for the three-month period ended March 31, 2026 was the result of several principal factors, including increased sales and other income, partially offset by increased SG&A expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of March 31, 2026 and December 31, 2025, our current assets exceeded current liabilities by $884.9 million and $800.4 million, respectively, and we had cash, cash equivalents and restricted cash of $490.2 million and $448.5 million, respectively, of which $65.1 million and $66.0 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, earnings of our foreign subsidiaries are not considered to be permanently reinvested. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of March 31, 2026, and December 31, 2025, we had cash, cash equivalents and restricted cash of $14.1 million and $20.0 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $40.7 million and $40.6 million during the three-month periods ended March 31, 2026 and 2025, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $41.0 million and $30.1 million for the three-month periods ended March 31, 2026 and 2025, respectively.
●	Depreciation and amortization was $30.5 million and $29.3 million for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in depreciation and amortization for the three-month period ended March 31, 2026 was primarily associated with the amortization of developed technology and other intangible assets acquired in connection with the Biolife Merger and C2 Acquisition.
●	Cash used for inventories was $22.7 million and $10.6 million for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in inventories during 2026 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to build bridge inventory for production line transfers and increases in safety stock due to vendor supply delays.
●	Cash used for accrued expenses was $33.3 million and $20.7 million for the three-month periods ended March 31, 2026 and 2025, respectively, due primarily to the timing of payments made under our corporate bonus plan.
●	Cash provided by (used for) other long-term obligations was $15.0 million and $(0.7) million for the three-month periods ended March 31, 2026 and 2025, respectively, due primarily to an increase in deferred revenue associated with revenue from contracts with customers under or OEM product platform in 2026.

Cash flows provided by (used in) investing activities. Cash provided by (used in) in investing activities was $7.7 million and $(29.6) million for the three-month periods ended March 31, 2026 and 2025, respectively. We used cash for capital expenditures of property and equipment of $16.0 million and $21.1 million in the three-month periods ended March 31, 2026 and 2025, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and include costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $80 to $100 million in 2026 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $7.1 million for the three-month period ended March 31, 2025. Cash outflows invested in acquisitions were $1.0 million for each of the three-month periods ended March 31, 2026 and 2025 and were related to the first and second deferred payments from our asset purchase agreement with Scholten Surgical Instruments, Inc. Cash inflows from divestitures were $25.5 million for the three month period ended March 31, 2026 and were related to the sale of the DualCap® product line to Health Line.

Cash flows (used in) provided by financing activities. Cash (used in) provided by financing activities for the three-month periods ended March 31, 2026 and 2025 was $(6.3) million and $7.0 million, respectively. For the three-month period ended March 31, 2026, we had cash used in financing activities of $2.1 million primarily attributable to the payment of milestone-based contingencies associated with the C2 Acquisition. We had cash (outflows) inflows from the issuance of Common Stock of $(4.1) million and $7.0 million, net of taxes paid in exchange for common stock, for the three-month periods ended March 31, 2026 and 2025, respectively, related to the exercise of non-qualified stock options and release of time and performance-based stock awards.

As of March 31, 2026, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $2.9 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of March 31, 2026 and December 31, 2025 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2026 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

•	statements preceded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
•	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenue, revenue growth or other future financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
•	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements proceeded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

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

The following are some of the important risks and uncertainties that could cause Merit’s actual results to differ from our management’s expectations in any forward-looking statements: risks and uncertainties associated with Merit’s acquisition of View Point and the OneMark Tissue Localization System and related technology; risks and uncertainties associated with Merit’s integration of the View Point business, assets and operations into its operations and its ability to achieve anticipated financial results, product development and other anticipated benefits of the acquisition; uncertainties as to whether Merit will achieve revenue or other financial performance consistent with its forecasts projected for the View Point acquisition; risks and uncertainties associated with Merit’s executive succession and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the United States or other countries, including existing, proposed,  prospective or invalidated tariffs, duties or other measures; risks and uncertainties associated with Merit’s integration of businesses or assets acquired from third parties, including the business and assets acquired in connection with the C2 Acquisiton in November 2025, the Biolife Merger in May 2025, and the businesses and assets acquired from Cook Medical Holdings LLC in November 2024 and from EndoGastric Solutions, Inc. in July 2024, and Merit’s ability to achieve the anticipated operating and financial results, product development and other anticipated benefits of such acquisitions; effects of the Convertible Notes on Merit’s net income and earnings per share performance; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; modification or limitation of, or policies and procedures associated with, governmental or private insurance reimbursement policies; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; prospective financial obligations or other uncertainties associated with Merit’s divestiture of its DualCap® anti-microbial cap product line in February 2026; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; government scrutiny and regulation of the medical device industry; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other judicial proceedings affecting Merit; risks and possible effects of any failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect Merit’s effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors that may affect our business, operations or financial condition, see Part I, Item 1A. “Risk Factors” in the 2025 Annual Report on Form 10-K filed with the SEC which we updated in Part II, Item 1A. “Risk Factors” in this report.

All subsequent forward-looking statements attributable to Merit or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results. Those estimates and all other forward-looking statements included in this report are made only as of the date of this report, and except as otherwise required by applicable law, Merit assumes no obligation to update or disclose revisions to estimates and all other forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2025 Annual Report on Form 10-K. In the three-month period ended March 31, 2026, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies set forth in the notes to our consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2025 Annual Report on Form 10-K, which we filed with the SEC. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2025 Annual Report on Form 10-K, as updated and supplemented, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factors below updates the corresponding disclosure under the same heading in the 2025 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in the 2025 Annual Report on Form 10-K.

The conflict among the United States, Israel and Iran and related geopolitical instability may adversely affect our business.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. The ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to (i) significant disruption of global energy supplies and increases in global energy prices, (ii) heightened inflationary pressures on our input costs, such as resins and other petroleum-based materials, (iii) adverse effects upon global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, and (iv) adverse customer spending patterns in markets in which we operate. The conflict remains dynamic. The full impact of the conflict is highly uncertain and protraction or escalation of hostilities may cause the risks noted above to increase or may cause other negative impacts on our business, any of which could adversely affect our business, financial condition or results of operations. We are unable to predict the extent or nature of these impacts at this time.

ITEM 5. OTHER INFORMATION

(a) (i) Effective May 1, 2025, the Company entered into Amended and Restated Employment Agreements (the “Employment Agreements”) with each of Raul Parra, our Chief Financial Officer, Brian G. Lloyd, our Chief Legal Officer, Neil W. Peterson, our Chief Operating Officer, and Michel J. Voigt, our Chief Human Resources Officer, copies of which are filed herewith as Exhibits 10.2 through 10.5. Material terms of the Employment Agreements are summarized in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 2026 (the “Proxy Statement”), including without limitation in the sections entitled “Employment Agreements” beginning on page 54 and “Potential Payments Upon Termination or Change In Control” beginning on page 66, which are incorporated herein by this reference.

(ii) Effective February 26, 2026, the Company entered into Performance Stock Unit Award Agreements (the “PSU Agreements”), and Restricted Stock Unit Award Agreements (the “RSU Agreements”), with each of  Martha G. Aronson, our Chief Executive Officer, Raul Parra, our Chief Financial Officer, Brian G. Lloyd, our Chief Legal Officer, Neil W. Peterson, our Chief Operating Officer, and Michel J. Voigt, our Chief Human Resources Officer, each of which is on terms and conditions consistent with the Company’s previously filed 2018 Equity Incentive Plan, as amended to date, and previously filed standard forms of agreement for grants of performance stock units and restricted stock units.  Nevertheless, copies of the PSU Agreements and RSU Agreements are filed herewith as Exhibits 10.6 through 10.15.

(iii) Effective February 26, 2026, the Company entered into Restricted Stock Unit Award Agreements (the “Retention RSU Agreements”) with each of  Raul Parra, our Chief Financial Officer, Brian G. Lloyd, our Chief Legal Officer, and Michel J. Voigt, our Chief Human Resources Officer, each of which is on terms and conditions consistent with the

Company’s previously filed 2018 Equity Incentive Plan, as amended to date, and previously filed standard forms of agreement for grants of restricted stock units. Nevertheless, copies of the Retention RSU Agreements are filed herewith as Exhibits 10.16 and 10.17.

(b) None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended March 31, 2026.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation.*	10-Q	3.1	August 9, 2018
3.2	Fourth Amended and Restated Bylaws.*	8-K	3.1	May 21, 2024
10.1	Consulting Agreement, dated January 7, 2026, between Merit Medical Systems, Inc. and Fred P. Lampropoulos.†*	10-K	10.68	February 24, 2026
10.2	Amended and Restated Employment Agreement, dated May 1, 2025, between Merit Medical Systems, Inc. and Raul Parra.†	—	—	—
10.3	Amended and Restated Employment Agreement, dated May 1, 2025, between Merit Medical Systems, Inc. and Brian G. Lloyd.†	—	—	—
10.4	Amended and Restated Employment Agreement, dated May 1, 2025, between Merit Medical Systems, Inc. and Neil W. Peterson.†	—	—	—
10.5	Amended and Restated Employment Agreement, dated May 1, 2025, between Merit Medical Systems, Inc. and Michel J. Voigt.†	—	—	—
10.6	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2026, between Merit Medical Systems, Inc. and Martha Aronson.†	—	—	—
10.7	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2026, between Merit Medical Systems, Inc. and Raul Parra.†	—	—	—
10.8	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2026, between Merit Medical Systems, Inc. and Brian Lloyd.†	—	—	—
10.9	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2026, between Merit Medical Systems, Inc. and Neil Peterson.†	—	—	—
10.10	Performance Stock Unit Award Agreement (Three Year Performance Period), dated February 26, 2026, between Merit Medical Systems, Inc. and Mike Voigt.†	—	—	—
10.11	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Martha Aronson.†	—	—	—
10.12	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Raul Parra.†	—	—	—
10.13	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Brian Lloyd.†	—	—	—
10.14	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Neil Peterson.†	—	—	—

10.15	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Mike Voigt.†	—	—	—
10.16	Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and Raul Parra.†	—	—	—
10.17	Form of Restricted Stock Unit Award Agreement, dated February 26, 2026, between Merit Medical Systems, Inc. and each of the following individuals: Brian Lloyd and Mike Voigt.†	—	—	—
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
99.1	Agreement and Plan of Merger, dated April 1, 2026, among Merit Medical Systems, Inc., VPM Merger Sub Inc., View Point Medical, Inc. and Fortis Advisors LLC.	—	—	—
101	The following financial information from the quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.	—	—	—
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).	—	—	—

* These exhibits are incorporated herein by reference.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

Date: April 30, 2026	By:	/s/ MARTHA G. ARONSON
Martha G. Aronson
Chief Executive Officer and President

Date: April 30, 2026	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer