Form 10-Q
period 2026-06-30
MERIT MEDICAL SYSTEMS INC
filed 2026-07-30
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of July 28, 2026
Common Stock, no par value	59,710,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2026	2025
	(unaudited)
Current assets:
Cash and cash equivalents	$448,699	$446,404
Trade receivables — net of allowance for credit losses — 2026 — $10,894 and 2025 — $10,136	224,237	203,710
Other receivables	23,960	17,773
Inventories	374,112	333,705
Prepaid expenses and other current assets	33,496	31,493
Prepaid income taxes	5,033	4,941
Income tax refund receivables	2,701	2,128
Total current assets	1,112,238	1,040,154

Property and equipment:
Land and land improvements	30,356	30,465
Buildings	199,542	200,046
Manufacturing equipment	371,300	365,277
Furniture and fixtures	62,754	60,883
Leasehold improvements	66,434	65,236
Construction-in-progress	96,703	82,939
Total property and equipment	827,089	804,846
Less accumulated depreciation	(390,340)	(376,445)
Property and equipment — net	436,749	428,401

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2026 — $472,669 and 2025 — $452,525	540,979	465,940
Other — net of accumulated amortization — 2026 — $98,350 and 2025 — $96,436	71,047	71,714
Goodwill	539,772	506,837
Deferred income tax assets	7,200	7,049
Right-of-use operating lease assets	83,776	87,600
Other assets	71,859	78,227
Total other assets	1,314,633	1,217,367

Total assets	$2,863,620	$2,685,922

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2026	2025
	(unaudited)
Current liabilities:
Trade payables	$70,737	$60,551
Accrued expenses	172,185	159,486
Short-term operating lease liabilities	10,921	10,876
Income taxes payable	11,090	8,851
Total current liabilities	264,933	239,764

Long-term debt	736,258	734,038
Deferred income tax liabilities	39,704	19,665
Liabilities related to unrecognized tax benefits	2,248	2,248
Deferred compensation payable	19,297	17,542
Deferred credits	1,347	1,398
Long-term operating lease liabilities	72,942	76,658
Other long-term obligations	47,087	10,306
Total liabilities	1,183,816	1,101,619

Commitments and contingencies

Stockholders' equity:
Preferred stock — 5,000 shares authorized; no shares issued as of June 30, 2026 and December 31, 2025	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of June 30, 2026 - 59,710 and December 31, 2025 - 59,424	783,892	763,909
Retained earnings	903,828	824,030
Accumulated other comprehensive loss	(7,916)	(3,636)
Total stockholders’ equity	1,679,804	1,584,303

Total liabilities and stockholders’ equity	$2,863,620	$2,685,922

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$418,843	$382,462	$800,720	$737,813
Cost of sales	203,677	197,975	400,757	381,306
Gross profit	215,166	184,487	399,963	356,507

Operating expenses:
Selling, general and administrative	129,229	113,097	247,439	220,583
Research and development	25,389	24,367	47,998	46,845
Contingent consideration expense (benefit)	145	143	(34)	1,166
Total operating expenses	154,763	137,607	295,403	268,594

Income from operations	60,403	46,880	104,560	87,913

Other income (expense):
Interest income	3,752	3,761	7,652	7,551
Interest expense	(12,118)	(6,775)	(18,644)	(13,343)
Other (expense) income — net	(723)	(487)	11,292	(784)
Total other (expense) income — net	(9,089)	(3,501)	300	(6,576)

Income before income taxes	51,314	43,379	104,860	81,337

Income tax expense	12,511	10,798	25,062	18,609

Net income	$38,803	$32,581	$79,798	$62,728

Earnings per common share
Basic	$0.65	$0.55	$1.34	$1.06
Diluted	$0.65	$0.54	$1.33	$1.03

Weighted average shares outstanding
Basic	59,679	59,140	59,595	59,019
Diluted	60,006	60,611	60,010	60,945

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$38,803	$32,581	$79,798	$62,728
Other comprehensive (loss) income:
Cash flow hedges	335	(1,663)	(205)	(4,049)
Income tax (expense) benefit	(79)	393	48	956
Foreign currency translation adjustment	(545)	13,200	(4,889)	19,054
Income tax (expense) benefit	(59)	(1,616)	766	(1,622)
Total other comprehensive (loss) income	(348)	10,314	(4,280)	14,339
Total comprehensive income	$38,455	$42,895	$75,518	$77,067

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2026	59,424	$763,909	$824,030	$(3,636)	$1,584,303
Net income			40,995		40,995
Other comprehensive loss				(3,932)	(3,932)
Stock-based compensation expense		9,509			9,509
Options exercised	43	2,345			2,345
Issuance of common stock under Employee Stock Purchase Plan	6	430			430
Shares issued from time-vested restricted stock units	271	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(89)	(6,922)			(6,922)
Balance — March 31, 2026	59,655	769,271	865,025	(7,568)	1,626,728
Net income			38,803		38,803
Other comprehensive loss				(348)	(348)
Stock-based compensation expense		12,824			12,824
Options exercised	30	1,527			1,527
Issuance of common stock under Employee Stock Purchase Plan	5	321			321
Shares issued from time-vested restricted stock units	21	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(1)	(51)			(51)
Balance — June 30, 2026	59,710	$783,892	$903,828	$(7,916)	$1,679,804

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	718,111	725,688	(15,376)	1,428,423
Net income			32,581		32,581
Other comprehensive income				10,314	10,314
Stock-based compensation expense		9,868			9,868
Options exercised	114	6,523			6,523
Issuance of common stock under Employee Stock Purchase Plan	4	339			339
Shares issued from time-vested restricted stock units	22	—			—
Balance — June 30, 2025	59,218	$734,841	$758,269	$(5,062)	$1,488,048

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,798	$62,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,538	60,313
Gain on disposition of business	(12,557)	(249)
Share of equity investee loss	880	—
Loss on sale or abandonment of property and equipment	466	315
Write-off of certain intangible assets and other long-term assets	266	82
Amortization of right-of-use operating lease assets	5,779	5,766
Fair value adjustments related to contingent consideration liabilities	(34)	1,166
Amortization of deferred credits	(52)	(52)
Amortization of long-term debt issuance costs	2,828	2,828
Stock-based compensation expense	21,876	19,951
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(21,328)	(7,310)
Other receivables	180	2,817
Inventories	(43,579)	(11,720)
Prepaid expenses and other current assets	(2,113)	(2,575)
Income tax refund receivables	(665)	(3,653)
Other assets	(1,921)	(1,471)
Trade payables	10,193	3,697
Accrued expenses	(4,869)	(2,740)
Income taxes payable	3,113	1,537
Deferred compensation payable	1,754	603
Operating lease liabilities	(5,625)	(5,925)
Other long-term obligations	14,029	(2,229)
Total adjustments	30,159	61,151
Net cash, cash equivalents, and restricted cash provided by operating activities	109,957	123,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(33,340)	(34,812)
Intangible assets	(1,617)	(1,296)
Proceeds from asset and business dispositions	25,555	294
Cash paid for notes receivable and other investments	—	(14,617)
Cash paid in acquisitions, net of cash acquired	(92,997)	(122,555)
Net cash, cash equivalents, and restricted cash used in investing activities	$(102,399)	$(172,986)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$4,623	$20,014
Contingent payments related to acquisitions	(2,991)	(2,567)
Payment of taxes related to an exchange of common stock	(6,973)	(6,145)
Net cash, cash equivalents, and restricted cash (used in) provided by financing activities	(5,341)	11,302
Effect of exchange rates on cash, cash equivalents, and restricted cash	140	2,953
Net increase (decrease) in cash, cash equivalents and restricted cash	2,357	(34,852)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	448,549	378,767
End of period	$450,906	$343,915

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	448,699	341,819
Restricted cash reported in prepaid expenses and other current assets	2,207	2,096
Total cash, cash equivalents and restricted cash	$450,906	$343,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $1,034 and $594, respectively)	$15,816	$13,530
Income taxes	21,877	19,658

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,028	$9,062
Acquisition purchases in accrued expenses and other long-term obligations	48,764	4,068
Merit common stock surrendered (0 and 18 shares, respectively) in exchange for exercise of stock options	—	1,882
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	2,028	28,504

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and six-month periods ended June 30, 2026 and 2025 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The results of operations presented in these interim consolidated financial statements are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

Restructuring. Restructuring charges consist primarily of termination benefits for employees affected by initiatives aimed at streamlining our operations, improving efficiencies and more affectively aligning teams to our strategic goals. We account for involuntary employee termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates these actions to employees and other applicable criteria. We record such costs into expense over the employee’s future service period, if any. Other exit costs are accounted for under ASC 420 and are either deferred or expensed as incurred based on the nature of the expense. We recorded restructuring charges of $2.2 million and $2.6 million for the six-month periods ended June 30, 2026 and 2025, respectively. These expenses are reflected within selling, general and administrative expenses within our consolidated statements of income. The restructuring reserve balance as of June 30, 2026 and December 31, 2025 was $1.5 million and $0.2 million, respectively.

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

Disaggregation of Revenue

Our revenue is disaggregated based on product category, platform and geographic region. In addition to the change in segments, beginning in the first quarter of 2026, we adjusted our product categories and platforms to better reflect the clinical uses of our products. As a result of these changes, our revenue categories have been recast for the historical periods presented.

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

The following table presents revenue from contracts with customers by product category and platform for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Foundational
Access	$161,786	$152,122	$312,910	$286,520
OEM	48,338	43,218	87,878	86,641
Procedural Solutions	27,949	31,741	54,437	60,310
Vascular Intervention	41,652	34,955	80,690	67,804
Other	1,236	346	525	1,489
Total Foundational	280,961	262,382	536,440	502,764

Therapeutic
Cardiac Therapies	28,510	22,930	55,914	43,489
Endoscopy	23,647	18,400	45,339	34,951
OEM	12,797	9,735	20,276	20,877
Oncology	25,774	23,943	49,282	45,994
Renal Therapies	12,713	12,817	24,225	26,206
Vascular Intervention	34,441	32,255	69,244	63,532
Total Therapeutic	137,882	120,080	264,280	235,049

Total	$418,843	$382,462	$800,720	$737,813

The following table presents revenue from contracts with customers by geographic region for the the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Domestic	$252,051	$227,082	$478,567	$440,646
International	166,792	155,380	322,153	297,167
Total	$418,843	$382,462	$800,720	$737,813

4.   Acquisitions and Divestitures.

Acquisitions

On April 1, 2026, Merit entered into an Agreement and Plan of Merger (the “View Point Agreement”) by and among Merit, View Point Medical, Inc., a Delaware corporation (“View Point”), VPM Merger Sub Inc, a Delaware corporation, and Fortis Advisors LLC, a Delaware limited liability company. Pursuant to the terms of the View Point Agreement, on April 1, 2026, VPM Merger Sub, Inc merged with and into View Point, with View Point continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “View Point Merger”). The purchase consideration consisted of an upfront payment of $90 million plus working capital and other adjustments of $2.8 million in cash, plus two deferred payments of $25 million each, due on the first and second anniversaries of the View Point Merger, respectively. Such deferred payments may be subject to acceleration based on the achievement of specified sales targets prior to the first and second anniversaries and were determined to have a total fair value of $47.2 million on the acquisition date, which is recorded within accrued expenses and other long-term obligations. View Point manufactures the OneMark® Detection Imaging System and OneMark Tissue Markers. We accounted for the View Point Merger as a business combination. There were no sales of the acquired products for the three and six-month periods ended June 30, 2026. It is not practical to separately report earnings related to the products acquired in connection with the View Point Merger, as we cannot split our administrative costs related solely to the View Point products, principally as a result of the integration of the acquired commercial and administrative infratstructure. Acquisition-related costs associated with the View Point Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $5.6 million during the six-month period ended June 30, 2026. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,724
Other receivables	53
Prepaid expenses and other current assets	41
Inventories	324
Property and equipment	132
Intangible assets
Developed technology	116,400
Trademarks	4,300
Goodwill	36,377
Total assets acquired	160,351

Liabilities Assumed
Trade payables	173
Accrued expenses	157
Deferred income tax liabilities	20,040
Total liabilities assumed	20,370
Total assets acquired, net of liabilities assumed	139,981
Less: Cash acquired	(2,724)
Purchase price, net of cash acquired	$137,257

We are amortizing the View Point developed technology and tradename intangible assets over 12 years, with the estimated weighted average life of all intangible assets acquired in connection with the View Point Merger to be 12 years. The goodwill consists largely of the synergies expected from combining operations and View Point’s developed workforce and is not expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the View Point Merger are not material in relation to reported sales.

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

Assets Acquired
Inventories	$431
Property and equipment	139
Intangible assets
Developed technology	16,000
Trademarks	1,200
Customer list	1,200
Goodwill	2,906
Total net assets acquired	$21,876

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

On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Biolife Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Biolife Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $7.2 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were approximately $1.9 million during the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

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

The following table summarizes the major classes of assets sold on the date of the sale:

Inventories	$3,910
Property and equipment	522
Intangible assets
Developed technology	5,129
Trademarks	266
Patents	243
Goodwill	2,928
Total assets	$12,998

5. Inventories. Inventories at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$202,546	$190,616
Work-in-process	44,518	32,391
Raw materials	127,048	110,698
Total inventories	$374,112	$333,705

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the six-month period ended June 30, 2026 is detailed as follows (in thousands):

Six Months Ended June 30, 2026
Goodwill balance at January 1	$506,837
Effect of foreign exchange	(514)
Additions and adjustments as the result of acquisitions	36,377
Disposals as the result of divestitures	(2,928)
Goodwill balance at June 30	$539,772

Total accumulated goodwill impairment losses aggregated to $8.3 million as of June 30, 2026 and December 31, 2025, respectively. We did not have any goodwill impairments for the six-month periods ended June 30, 2026 or 2025.

Other intangible assets at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$34,575	$(15,428)	$19,147
Distribution agreements	3,250	(3,106)	144
License agreements	14,616	(10,958)	3,658
Trademarks	53,946	(27,703)	26,243
Customer lists	63,010	(41,155)	21,855
Total	$169,397	$(98,350)	$71,047

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,979	$(14,760)	$19,219
Distribution agreements	3,250	(3,069)	181
License agreements	14,590	(10,218)	4,372
Trademarks	52,556	(28,293)	24,263
Customer lists	63,775	(40,096)	23,679
Total	$168,150	$(96,436)	$71,714

Aggregate amortization expense for developed technology and other intangible assets for the three and six-month periods ended June 30, 2026 was $21.2 million and $41.9 million, respectively. Aggregate amortization expense for the three and six-month periods ended June 30, 2025 was $21.5 million and $41.5 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the six-month periods ended June 30, 2026 and 2025, respectively.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of June 30, 2026 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2026	$45,072
2027	88,683
2028	86,973
2029	77,270
2030	65,198

7.   Income Taxes. On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has included the estimated impacts of the bill in the consolidated financial statements for the six-month period ended June 30, 2026. We will continue to evaluate the full impact of these legislative changes as additional guidance and results become available.

Our provision for income taxes for the three-month periods ended June 30, 2026 and 2025 was a tax expense of $12.5 million and $10.8 million, respectively, which resulted in an effective tax rate of 24.4% and 24.9%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2026 and 2025 was a tax expense of $25.1 million and $18.6 million, respectively, which resulted in an effective tax rate of 23.9% and 22.9%, respectively. The decrease in the effective income tax rate for the three-month period ended June 30, 2026, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as deferred compensation. The increase in the effective income tax rate for the six-month period ended June 30, 2026, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and the tax impacts of recent acquisition and divestiture activity. The increase in income tax expense for the three and six-month periods ended June 30, 2026, when compared to the prior-year periods, was primarily due to increased pre-tax book income and rate impact items previously listed. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of net controlled foreign corporation (“CFC”) tested income (“NCTI”) and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

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

8.   Debt. Principal balances outstanding under our long-term debt obligations as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Convertible notes	$747,500	$747,500
Less unamortized debt issuance costs	(11,242)	(13,462)
Total long-term debt	736,258	734,038
Less current portion	—	—
Long-term portion	$736,258	$734,038

Future minimum principal payments on our long-term debt, as of June 30, 2026, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2026	$—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of June 30, 2026.

As of June 30, 2026, we had no outstanding borrowings and issued letter of credit guarantees of $2.9 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of approximately $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

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

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of June 30, 2026, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

Under the terms of the Indenture, if we did not remove restrictive legends on the Convertible Notes as of the 380th day following the date of issuance of the Convertible Notes, we were required to pay additional interest at the rate of 0.50% per annum (the “Additional Interest”) until the restrictive legends were removed. During the three-month period ended June 30, 2026, we determined that we had not removed the restrictive legends or paid the Additional Interest. We promptly caused the restrictive legends to be removed and recorded and paid an aggregate of $5.1 million in Additional Interest during the three-month period ended June 30, 2026. We believe that no additional Additional Interest or other amounts arising from the failure to timely remove the restrictive legends are in arrearage as of the date of this Report.

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

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of June 30, 2026 and December 31, 2025, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $127.1 million and $138.6 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of June 30, 2026 and December 31, 2025, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $139.7 million and $107.6 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of June 30, 2026 and December 31, 2025, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$3,445	$3,555
Foreign currency forward contracts	Other assets (long-term)	352	663

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,082)	(2,183)
Foreign currency forward contracts	Other long-term obligations	(168)	(424)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other assets	$2,147	$1,390

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(1,967)	(1,620)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
Derivative instrument	2026	2025	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	$732	$(1,396)	Revenue	$418,843	$382,462	$(643)	$509
			Cost of sales	(203,677)	(197,975)	1,040	(242)

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	2026	2025	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	$590	$(3,293)	Revenue	$800,720	$737,813	$(1,160)	$1,530
			Cost of sales	(400,757)	(381,306)	1,955	(774)

As of June 30, 2026, a gain of $1.9 million, or $1.4 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	Other income (expense) — net	$(1,753)	$1,340	$(3,441)	$1,182

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and six-month periods ended June 30, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$38,803	$32,581	$79,798	$62,728
Average common shares outstanding	59,679	59,140	59,595	59,019
Basic EPS	$0.65	$0.55	$1.34	$1.06

Average common shares outstanding	59,679	59,140	59,595	59,019
Effect of dilutive stock awards	327	751	415	884
Effect of dilutive convertible notes	—	720	—	1,042
Total potential shares outstanding	60,006	60,611	60,010	60,945
Diluted EPS	$0.65	$0.54	$1.33	$1.03

Equity awards excluded as the impact was anti-dilutive (1)	1,517	245	1,060	165
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three and six-month periods ended June 30, 2026 and 2025, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and six-month periods ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales	$727	$645	$1,368	$1,273
Research and development	718	685	1,298	1,354
Selling, general and administrative	11,470	9,543	19,210	17,324
Stock-based compensation expense before taxes	$12,915	$10,873	$21,876	$19,951

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the six months ended June 30, 2026 and 2025, we did not grant any stock options. As of June 30, 2026, the total remaining unrecognized compensation cost related to non-vested stock options was $2.5 million, which was expected to be recognized over a weighted average period of 0.9 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the six-month periods ended June 30, 2026 and 2025, we granted Performance Stock Units which represented awards of up to 490,985 and 290,120 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of June 30, 2026, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $39.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

Cash-Settled Performance-Based Awards

During the six-month period ended June 30, 2025, we granted Performance Stock Units to Fred P. Lampropoulos, our former Chief Executive Officer that provided for settlement in cash upon achievement of specific metrics (“CEO Liability Awards”), with total target cash incentives in the amount of approximately $1.7 million. The CEO Liability Awards entitled Mr. Lampropoulos to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements. During the six-month period ended June 30, 2026, we paid $2.7 million in connection with the settlement of vested CEO Liability Awards granted during 2023. All other unvested CEO Liability Awards were forfeited as of December 31, 2025.

Restricted Stock Units

During the six-month periods ended June 30, 2026 and 2025, we granted restricted stock units to certain employees and non-employee directors representing 395,725 and 135,778 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is between three to four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is approximately one year from the grant date. As of June 30, 2026, the total remaining unrecognized compensation cost related to restricted stock units was $45.3 million, which was expected to be recognized over a weighted average period of 2.4 years.

In addition to the awards described above, we issue restricted stock units and performance stock units, each settled in cash, in certain countries that do not result in the issuance of common stock and are considered immaterial.

13.   Segment Reporting. Beginning in the first quarter of 2026, we report our operations as a single operating segment that consists of two product categories: foundational and therapeutic. Foundational products are used primarily for access and enabling functions in vascular and other procedures, and include product platforms such as access devices, procedural solutions, OEM products, and vascular intervention. Therapeutic products are devices and systems used to treat a broad array of diseases, and include product platforms such as cardiac therapies, oncology, renal therapies, vascular intervention, OEM products and endoscopy. See Note 3, Revenues from Contracts with Customers for a detailed breakout of our sales by product category, platform and geography. Our CODM is our Chief Executive Officer, who uses consolidated net income to measure segment profit or loss, assess performance and allocate resources, primarily through periodic budgeting and performance reviews. The CODM does not use asset information to assess performance or allocate resources. All information previously reported by segment has been recast to conform to this single segment conclusion.

The following represents total segment revenue and significant segment expenses for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$418,843	$382,462	$800,720	$737,813
Cost of sales standard(1)	158,509	152,052	305,525	294,856
Cost of sales other(2)	45,168	45,923	95,232	86,450
Selling and marketing expenses	75,182	65,771	149,139	130,700
General and administrative expenses	54,047	47,326	98,300	89,883
Research and development expenses	25,389	24,367	47,998	46,845
Other operating expenses(3)	145	143	(34)	1,166
Other (income) expense — net	9,089	3,501	(300)	6,576
Income tax expense	12,511	10,798	25,062	18,609
Net income	$38,803	$32,581	$79,798	$62,728
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other includes amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Depreciation and amortization for the three and six-month periods ended June 30, 2026 was $31.0 million and $61.5 million, respectively. Depreciation and amortization for the three and six-month periods ended June 30, 2025 was $31.0 million and $60.3 million, respectively.

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,840	$31,840	$—	$—
United States treasury debt securities (2)	4,310	4,310	—	—
Foreign currency contract assets, current and long-term (3)	5,944	—	5,944	—
Foreign currency contract liabilities, current and long-term (4)	(4,217)	—	(4,217)	—
Contingent consideration liabilities (5)	(1,385)	—	—	(1,385)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,285	$31,285	$—	$—
United States treasury debt securities (2)	5,230	5,230	—	—
Foreign currency contract assets, current and long-term (3)	5,608	—	5,608	—
Foreign currency contract liabilities, current and long-term (4)	(4,227)	—	(4,227)	—
Contingent consideration liabilities (5)	(4,537)	—	—	(4,537)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. Amounts in the fund are recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities are determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as an accrued expense or other long-term obligation in the consolidated balance sheets.
(5)	The fair value of contingent consideration liabilities is determined using Level 3 fair value inputs and is recorded within accrued expenses and other long-term obligations.

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The fair value of our long-term debt under our Convertible Notes was $805.4 million as of June 30, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $27.9 million and $28.7 million at June 30, 2026 and December 31, 2025, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income for each reporting period. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the six-month periods ended June 30, 2026 and 2025, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding notes receivable, including accrued interest and an allowance for current expected credit losses, were $21.7 million and $21.6 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, we had an allowance for current expected credit losses of $3.2 million and $2.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$2,536	$1,634	$2,625	$1,366
Provision for credit loss expense	694	741	605	1,009
Ending balance	$3,230	$2,375	$3,230	$2,375

15.   Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2026 and 2025 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2026	$1,375	$(8,943)	$(7,568)

Other comprehensive income (loss)	732	(545)	187
Income taxes	(79)	(59)	(138)
Reclassifications to:
Revenue	643		643
Cost of sales	(1,040)		(1,040)
Net other comprehensive income (loss)	256	(604)	(348)

Balance as of June 30, 2026	$1,631	$(9,547)	$(7,916)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2026	$1,788	$(5,424)	$(3,636)

Other comprehensive income (loss)	590	(4,889)	(4,299)
Income taxes	48	766	814
Reclassifications to:
Revenue	1,160		1,160
Cost of sales	(1,955)		(1,955)
Net other comprehensive loss	(157)	(4,123)	(4,280)

Balance as of June 30, 2026	$1,631	$(9,547)	$(7,916)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of April 1, 2025	$942	$(16,318)	$(15,376)

Other comprehensive (loss) income	(1,396)	13,200	11,804
Income taxes	393	(1,616)	(1,223)
Reclassifications to:
Revenue	(509)		(509)
Cost of sales	242		242
Net other comprehensive (loss) income	(1,270)	11,584	10,314

Balance as of June 30, 2025	$(328)	$(4,734)	$(5,062)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive (loss) income	(3,293)	19,054	15,761
Income taxes	956	(1,622)	(666)
Reclassifications to:
Revenue	(1,530)		(1,530)
Cost of sales	774		774
Net other comprehensive (loss) income	(3,093)	17,432	14,339

Balance as of June 30, 2025	$(328)	$(4,734)	$(5,062)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

For the three-month period ended June 30, 2026, we reported sales of $418.8 million, an increase of $36.4 million or 10% compared to sales for the three-month period ended June 30, 2025 of $382.5 million. For the six-month period ended June 30, 2026, we reported sales of $800.7 million, an increase of $62.9 million or 9% compared to sales for the six-month period ended June 30, 2025 of $737.8 million. Foreign currency fluctuations (net of hedging) increased our net sales by $3.0 million and $10.9 million for the three and six-month periods ended June 30, 2026, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales increased to 51.4% for the three-month period ended June 30, 2026 compared to 48.2% for the three-month period ended June 30, 2025. Gross profit as a percentage of sales increased to 50.0% for the six-month period ended June 30, 2026 compared to 48.3% for the six-month period ended June 30, 2025.

Net income for the three-month period ended June 30, 2026 was $38.8 million, or $0.65 per share, compared to net income of $32.6 million, or $0.54 per share, for the three-month period ended June 30, 2025. Net income for the six-month period ended June 30, 2026 was $79.8 million, or $1.33 per share, compared to net income of $62.7 million, or $1.03 per share, for the six-month period ended June 30, 2025.

Recent Developments and Trends

In addition to the trends identified in the 2025 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2026 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended June 30, 2026 were driven primarily by demand in both our domestic and international regions.
●	On April 1, 2026, we completed the acquisition of View Point, which included the OneMark® Detection Imaging System and OneMark Tissue Markers used in the diagnosis and localization of breast and soft tissue tumors.
●	As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $450.9 million and net available borrowing capacity under our Amended Fourth A&R Credit Agreement of $697 million.
●	On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. During the second quarter of 2026, we received approximately $6.9 million in refunds related to previously paid IEEPA tariffs recognized within cost of sales. Significant uncertainty remains regarding how and when any remaining amounts may be recovered, including the potential recovery for certain tariffs paid relating to raw materials and products for which the Company is not the importer of record. The Company continues to monitor ongoing legal proceedings related to the scope of this refund process, which could affect the amount of any future recoveries.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Gross profit	51.4	48.2	50.0	48.3
Selling, general and administrative expenses	30.9	29.6	30.9	29.9
Research and development expenses	6.1	6.4	6.0	6.3
Contingent consideration (benefit) expense	0.0	0.0	(0.0)	0.2
Income from operations	14.4	12.3	13.1	11.9
Other income (expense) — net	(2.2)	(0.9)	0.0	(0.9)
Income before income taxes	12.3	11.3	13.1	11.0
Net income	9.3	8.5	10.0	8.5

Sales

Sales for the three-month period ended June 30, 2026 increased by 9.5%, or $36.4 million, compared to the corresponding period in 2025. Sales for the six-month period ended June 30, 2026 increased by 8.5%, or $62.9 million, compared to the corresponding period in 2025. Listed below are the sales by product category and platform for the three and six-month periods ended June 30, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2026	2025	% Change	2026	2025
Foundational
Access	6.4%	$161,786	$152,122	9.2%	$312,910	$286,520
OEM	11.8%	48,338	43,218	1.4%	87,878	86,641
Procedural Solutions	(11.9)%	27,949	31,741	(9.7)%	54,437	60,310
Vascular Intervention	19.2%	41,652	34,955	19.0%	80,690	67,804
Other	257.2%	1,236	346	(64.7)%	525	1,489
Total Foundational	7.1%	280,961	262,382	6.7%	536,440	502,764

Therapeutic
Cardiac Therapies	24.3%	28,510	22,930	28.6%	55,914	43,489
Endoscopy	28.5%	23,647	18,400	29.7%	45,339	34,951
OEM	31.5%	12,797	9,735	(2.9)%	20,276	20,877
Oncology	7.6%	25,774	23,943	7.1%	49,282	45,994
Renal Therapies	(0.8)%	12,713	12,817	(7.6)%	24,225	26,206
Vascular Intervention	6.8%	34,441	32,255	9.0%	69,244	63,532
Total Therapeutic	14.8%	137,882	120,080	12.4%	264,280	235,049

Total	9.5%	$418,843	$382,462	8.5%	$800,720	$737,813

Foundational Sales. Our foundational sales for the three-month period ended June 30, 2026 were $281.0 million, up 7.1% when compared to the corresponding period of 2025 of $262.4 million. Sales for the three-month period ended June 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Access, which increased by $9.7 million, or 6.4%, from the corresponding period of 2025. This increase was driven primarily by hemostasis products acquired in the Biolife Merger, as well as increased sales of our angiography and access products, partially offset by decreased sales in our drainage and intervention products.
(b)	OEM, which increased by $5.1 million, or 11.8%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our access, sensors and angiography products, partially offset by decreased sales in our kits and cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(c)	Vascular Intervention, which increased by $6.7 million, or 19.2%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our drainage and biopsy products.

The foregoing increase in sales for the three-month period ended June 30, 2026 was partially offset by decreased sales within our Procedural Solutions platform, which decreased by $3.8 million, or 11.9%, from the corresponding period of 2025. This decrease was driven primarily by the sale of the DualCap® product line to Health Line, partially offset by increased sales of our trays.

Our foundational sales for the six-month period ended June 30, 2026 were $536.4 million, up 6.7% when compared to the corresponding period of 2025 of $502.8 million. Sales for the six-month period ended June 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Access, which increased by $26.4 million, or 9.2%, from the corresponding period of 2025. This increase was driven primarily by hemostasis products acquired in the Biolife Merger, as well as increased sales of our angiography and access products, partially offset by decreased sales in our drainage products.

(b)	OEM, which increased by $1.2 million, or 1.4%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our sensors, fluid management and access products, partially offset by decreased sales in our kits, intervention and CRM/EP products.
(c)	Vascular Intervention, which increased by $12.9 million, or 19.0%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our drainage and biopsy products.

The foregoing increase in sales for the six-month period ended June 30, 2026 was partially offset by decreased sales within our Procedural Solutions platform, which decreased by $5.9 million, or 9.7%, from the corresponding period of 2025. This decrease was driven primarily by the sale of the DualCap® product line to Health Line, partially offset by increased sales of our trays.

Therapeutic Sales. Our therapeutic sales for the three-month period ended June 30, 2026 were $137.9 million, up 14.8% when compared to sales in the corresponding period of 2025 of $120.1 million. Sales for the three-month period ended June 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Cardiac Therapies, which increased by $5.6 million, or 24.3%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our lead management products, Prelude SNAP and SoloPace temporary pacing system.
(b)	Endoscopy, which increased by $5.2 million, or 28.5%, from the corresponding period of 2025. This increase was driven primarily by sales attributable to the acquisition of the C2 Cryoballoon from Pentax and increased sales of the EsophyX® Z+ device.
(c)	OEM, which increased by $3.1 million, or 31.5%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our ablation products, partially offset by decrease sales in our CRM/EP products.
(d)	Oncology, which increased by $1.8 million, or 7.6%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our SCOUT radar localization products.
(e)	Vascular Intervention, which increased by $2.2 million, or 6.8%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our delivery systems and embolotherapy products.

The foregoing increase in sales for the three-month period ended June 30, 2026 was partially offset by decreased sales within our renal therapies platform, which decreased by $0.1 million, or 0.8%, from the corresponding period of 2025. This decrease was driven primarily by decreased sales of our access products.

Our therapeutic sales for the six-month period ended June 30, 2026 were $264.3 million, up 12.4% when compared to sales in the corresponding period of 2025 of $235.0 million. Sales for the six-month period ended June 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Cardiac Therapies, which increased by $12.4 million, or 28.6%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our lead management products, Prelude SNAP and SoloPace temporary pacing system.
(b)	Endoscopy, which increased by $10.4 million, or 29.7%, from the corresponding period of 2025. This increase was driven primarily by sales attributable to the acquisition of the C2 Cryoballoon from Pentax and increased sales of the EsophyX® Z+ device.
(c)	Oncology, which increased by $3.3 million, or 7.1%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our SCOUT radar localization products.
(d)	Vascular Intervention, which increased by $5.7 million, or 9.0%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our delivery systems and embolotherapy products.

The foregoing increase in sales for the six-month period ended June 30, 2026 was partially offset by decreased sales within the following platforms:

(a)	OEM, which decreased by $0.6 million, or 2.9%, from the corresponding period of 2025. This decrease was driven primarily by decreased sales of our peripheral intervention and CRM/EP products, partially offset by increased sales of our ablation products.
(b)	Renal Therapies, which decreased by $2.0 million, or 7.6%, from the corresponding period of 2025. This decrease was driven primarily by decreased sales of our access products.

Geographic Sales

Listed below are sales by geography for the three and six-month periods ended June 30, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended			Six Months Ended
		June 30,			June 30,
	% Change	2026	2025	% Change	2026	2025
Domestic	11.0%	$252,051	$227,082	8.6%	$478,567	$440,646
International	7.3%	166,792	155,380	8.4%	322,153	297,167
Total	9.5%	$418,843	$382,462	8.5%	$800,720	$737,813

Domestic Sales. Domestic sales for the three-month period ended June 30, 2026 were $252.1 million, or 60.2% of net sales, up 11.0% when compared to the corresponding period of 2025. Domestic sales for the six-month period ended June 30, 2026 were $478.6 million, or 59.8% of net sales, up 8.6% when compared to the corresponding period of 2025.

International Sales. International sales for the three-month period ended June 30, 2026 were $166.8 million, or 39.8% of net sales, up 7.3% when compared to the corresponding period in 2025 of $155.4 million. International sales for the six-month period ended June 30, 2026 were $322.2 million, or 40.2% of net sales, up 8.4% when compared to the corresponding period in 2025 of $297.2 million. The increase in our international sales for the three and six-month periods ended June 30, 2026, compared to the corresponding periods of 2025 included increased sales in each of our Europe, the Middle East and Africa, Rest of World and Asia Pacific regions.

Gross Profit

Our gross profit as a percentage of sales increased to 51.4% for the three-month period ended June 30, 2026, compared to 48.2% for the three-month period ended June 30, 2025. Our gross profit as a percentage of sales increased to 50.0% for the six-month period ended June 30, 2026, compared to 48.3% for the six-month period ended June 30, 2025. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix and refunds of approximately $6.9 million relating to previously paid IEEPA tariffs.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses increased $16.1 million, or 14.3%, for the three-month period ended June 30, 2026 compared to the corresponding period of 2025. As a percentage of sales, SG&A expenses were 30.9% for the three-month period ended June 30, 2026, compared to 29.6% for the corresponding period of 2025. SG&A expenses increased $26.9 million, or 12.2%, for the six-month period ended June 30, 2026 compared to the corresponding period of 2025. As a percentage of sales, SG&A expenses were 30.9% for the six-month period ended June 30, 2026, compared to 29.9% for the corresponding period of 2025. For the three and six-month periods ended June 30, 2026, SG&A expenses increased compared to the corresponding periods of 2025, primarily due to an increase in labor-related costs including (i) commissions associated with sales growth, (ii) headcount additions to support investment in the business and (iii) stock-based compensation. Additional drivers of the increase were costs associated with the View Point Merger totaling $5.6 million and company conferences. Such increases were partially offset by a decrease in contract termination costs incurred during 2025 as a result of the Biolife Merger.

Research and Development Expenses. Research and development (“R&D”) expenses for the three-month period ended June 30, 2026 were $25.4 million, up 4.2%, when compared to R&D expenses in the corresponding period of 2025 of $24.4 million. R&D expenses for the six-month period ended June 30, 2026 were $48.0 million, up 2.5%, when compared to R&D expenses in the corresponding period of 2025 of $46.8 million. For the three and six-month periods ended June 30, 2026, R&D expenses increased compared to the corresponding periods of 2025 primarily due to annual merit-based salary increases effective in the second quarter of 2026.

Contingent Consideration (Benefit) Expense. For the three and six-month periods ended June 30, 2026, we recognized contingent consideration expense (benefit) from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $0.1 million and $(0.0) million, respectively, compared to contingent consideration expense of $0.1 million and $1.2 million, respectively, for the three and six-month periods ended June 30, 2025. Expense in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

Our operating income for the three-month period ended June 30, 2026 was $60.4 million, compared to operating income in the corresponding period of 2025 of $46.9 million. The increase in operating income during the three-month period ended June 30, 2026 compared to the corresponding period of 2025 was primarily a result of increased sales and gross margin, partially offset by an increase in SG&A expense.

Our operating income for the six-month period ended June 30, 2026 was $104.6 million, compared to operating income in the corresponding period of 2025 of $87.9 million. The increase in operating income during the six-month period ended June 30, 2026 compared to the corresponding period of  2025 was primarily a result of increased sales and gross margin, partially offset by an increase in SG&A expense.

Other (Income) Expense – Net

Our other expense for the three months ended June 30, 2026 and 2025 was $9.1 million and $3.5 million, respectively. The change in other (income) expense for the three-month period ended June 30, 2026 compared to the corresponding period of 2025 was primarily related to a one-time charge of $5.1 million for additional interest incurred pursuant to Merit's obligation to remove restrictive legends with respect to the Convertible Notes.

Our other (income) expense for the six months ended June 30, 2026 and 2025 was $(0.3) million and $6.6 million, respectively. The change in other (income) expense for the six-month period ended June 30, 2026 compared to the corresponding period of 2025 was primarily related to a gain of approximately $12.5 million associated with the sale of the DualCap® product line to Health Line in February 2026, partially offset by a one-time charge of $5.1 million for additional interest incurred pursuant to Merit's obligation to remove restrictive legends with respect to the Convertible Notes.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended June 30, 2026 and 2025 was a tax expense of $12.5 million and $10.8 million, respectively, which resulted in an effective tax rate of 24.4% and 24.9%, respectively. Our provision for income taxes for the six-month periods ended June 30, 2026 and 2025 was a tax expense of $25.1 million and $18.6 million, respectively, which resulted in an effective tax rate of 23.9% and 22.9%, respectively. The decrease in the effective income tax rate for the three-month period ended June 30, 2026, when compared to the prior-year period, was primarily due to increased benefit from discrete items such as deferred compensation. The increase in the effective income tax rate for the six-month period ended June 30, 2026, when compared to the prior-year period, was primarily due to decreased benefit from discrete items such as share-based compensation and the tax impacts of recent acquisition and divestiture activity. The increase in income tax expense for the three and six-month periods ended June 30, 2026, when compared to the prior-year periods, was primarily due to increased pre-tax book income and rate impact items previously listed.

Net Income

Our net income for the three-month periods ended June 30, 2026 and 2025 was $38.8 million and $32.6 million, respectively. The increase in our net income for the three-month period ended June 30, 2026 was the result of several principal factors, including increased sales and gross margin, partially offset by increased SG&A expenses, other expense and income tax expense.

Our net income for the six-month periods ended June 30, 2026 and 2025 was $79.8 million and $62.7 million, respectively. The increase in our net income for the six-month period ended June 30, 2026 was the result of several principal factors, including increased sales, gross margin and other income, partially offset by increased SG&A expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of June 30, 2026 and December 31, 2025, our current assets exceeded current liabilities by $847.3 million and $800.4 million, respectively, and we had cash, cash equivalents and restricted cash of $450.9 million and $448.5 million, respectively, of which $65.5 million and $66.0 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, earnings of our foreign subsidiaries are not considered to be permanently reinvested. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of June 30, 2026, and December 31, 2025, we had cash, cash equivalents and restricted cash of $19.7 million and $20.0 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $110.0 million and $123.9 million during the six-month periods ended June 30, 2026 and 2025, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $79.8 million and $62.7 million for the six-month periods ended June 30, 2026 and 2025, respectively.
●	Depreciation and amortization was $61.5 million and $60.3 million for the six-month periods ended June 30, 2026 and 2025, respectively. The increase in depreciation and amortization for the six-month period ended June 30, 2026 was primarily associated with the amortization of developed technology and other intangible assets acquired in connection with the Biolife Merger, C2 Acquisition and View Point Merger.
●	Cash used for inventories was $43.6 million and $11.7 million for the six-month periods ended June 30, 2026 and 2025, respectively. The increase in inventories during 2026 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to expand inventory balances for newly-acquired products and increases in safety stock due to vendor supply delays.

●	Cash used for trade receivables was $21.3 million and $7.3 million for the six-month periods ended June 30, 2026 and 2025, respectively, due primarily to the timing of customer payments.
●	Cash provided by (used for) other long-term obligations was $14.0 million and $(2.2) million for the six-month periods ended June 30, 2026 and 2025, respectively, due primarily to an increase in deferred revenue associated with revenue from contracts with customers under our OEM product platform in 2026.

Cash flows used in investing activities. Cash used in investing activities was $102.4 million and $173.0 million for the six-month periods ended June 30, 2026 and 2025, respectively. We used cash for capital expenditures of property and equipment of $33.3 million and $34.8 million in the six-month periods ended June 30, 2026 and 2025, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and include costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $80 to $100 million in 2026 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $14.6 million for the six-month period ended June 30, 2025. Cash outflows invested in acquisitions were $93.0 million and $122.6 million for the six-month periods ended June 30, 2026 and 2025 and were primarily related to the acquisitions of View Point in 2026 and Biolife in 2025. Cash inflows from divestitures were $25.5 million for the six-month period ended June 30, 2026 and were related to the sale of the DualCap® product line to Health Line.

Cash flows (used in) provided by financing activities. Cash (used in) provided by financing activities for the six-month periods ended June 30, 2026 and 2025 was $(5.3) million and $11.3 million, respectively. For the six-month periods ended June  30, 2026 and 2025, we had cash used in financing activities of $3.0 million and $2.6 million, respectively, primarily attributable to the payment of milestone-based contingencies associated with the C2 Acquisition in 2026 and Brightwater Medical, Inc. in 2025. We had cash (outflows) inflows from the issuance of Common Stock of $(2.4) million and $13.9 million, net of taxes paid in exchange for common stock, for the six-month periods ended June 30, 2026 and 2025, respectively, related to the exercise of non-qualified stock options and release of time and performance-based stock awards.

As of June 30, 2026, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $2.9 million, with additional available borrowings of approximately $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of June 30, 2026 and December 31, 2025 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2026 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

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

The following are some of the important risks and uncertainties that could cause Merit’s actual results to differ from our management’s expectations in any forward-looking statements: risks and uncertainties associated with Merit’s acquisition of View Point and the OneMark Tissue Localization System and related technology; risks and uncertainties associated with Merit’s integration of the View Point business, assets and operations into its operations and its ability to achieve anticipated financial results, product development and other anticipated benefits of the acquisition; uncertainties as to whether Merit will achieve revenue or other financial performance consistent with its forecasts projected for the View Point Merger; risks and uncertainties associated with Merit’s executive succession and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the United States or other countries, including existing, proposed,  prospective or invalidated tariffs, duties or other measures; risks and uncertainties associated with Merit’s integration of businesses or assets acquired from third parties, including View Point in April 2026 and the business and assets acquired in connection with the C2 Acquisition in November 2025 and the Biolife Merger in May 2025, and Merit’s ability to achieve the anticipated operating and financial results, product development and other anticipated benefits of such acquisitions; effects of the Convertible Notes on Merit’s net income and earnings per share performance; restrictions and limitations set forth in the Convertible Notes and Indenture, which could affect Merit’s ability to operate its business as well as its liquidity; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; modification or limitation of, or policies and procedures associated with, governmental or private insurance reimbursement policies; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; prospective financial obligations or other uncertainties associated with Merit’s divestiture of its DualCap® anti-microbial cap product line in February 2026; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; government scrutiny and regulation of the medical device industry; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other legal proceedings affecting Merit; risks and possible effects of any failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements; infringement of Merit’s technology or the assertion that Merit’s technology infringes the rights of other parties; product recalls and product liability claims; potential for significant adverse changes in governing regulations; changes in tax laws and regulations in the United States or other jurisdictions or exposure to additional tax liabilities which may adversely affect Merit’s effective tax rate; termination of relationships with Merit’s suppliers, or failure of such suppliers to perform; development of new products and technology that could render Merit’s existing or future products obsolete; market acceptance of new products; failure to comply with applicable environmental laws; changes in key personnel; labor shortages and increases in labor costs; price and product competition; extreme weather events; and geopolitical events. For a further discussion of the risks and uncertainties and other factors that may affect our business, operations or financial condition, see Part I, Item 1A. “Risk Factors” in the 2025 Annual Report on Form 10-K filed with the SEC which we updated in Part II, Item 1A. “Risk Factors” in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2025 Annual Report on Form 10-K. In the six-month period ended June 30, 2026, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the six-month period ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On April 1, 2026, we completed our acquisition of View Point Medical, Inc. We are currently integrating the policies, processes, employees, technology and operations of View Point. Management does not currently expect a material change to our internal controls over financial reporting as we fully integrate View Point. Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

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

The ongoing conflict among the United States, Israel and Iran and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to (i) significant disruption of global energy supplies and increases in global energy prices, (ii) heightened inflationary pressures on our input costs, such as resins and other petroleum-based materials, (iii) adverse effects upon global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, and (iv) adverse customer spending patterns in markets in which we operate. The conflict remains dynamic. The full impact of the conflict is highly uncertain and protraction or escalation of hostilities may cause the risks noted above to increase or may cause other negative impacts on our business, any of which could adversely affect our business, financial condition or results of operations. We are unable to predict the extent or nature of these impacts at this time.

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

On December 8, 2023, we issued $747.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “Convertible Notes”) pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes are unsecured and bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Convertible Notes will mature on February 1, 2029, unless earlier repurchased, redeemed, accelerated or converted in accordance with their terms prior to such date. The Convertible Notes and the Indenture include payment obligations, affirmative covenants and negative covenants. A payment default or breach of certain covenants could result in a default under the Convertible Notes and related Indenture, which could trigger (or allow the trustee and/or certain noteholders to trigger) acceleration of the underlying obligations, additional interest, fees and expenses. Any default under the Convertible Notes or the Indenture could create a substantial immediate need for liquidity, result in substantial litigation, and adversely affect our ability to fund our planned capital expenditures and ongoing operations. The Amended Fourth A&R Credit Agreement and the Indenture contain restrictive covenants that could adversely affect our ability to operate our business, our liquidity or our results of operations. These covenants restrict, among other things, our incurrence of indebtedness, creation of liens or pledges on our assets, mergers or similar combinations or liquidations, asset dispositions, repurchases or redemptions of equity interests or debt, issuances of equity and payment of dividends and certain distributions.

As currently amended, the Amended Fourth A&R Credit Agreement provides for potential borrowings under a revolving credit commitment of up to an aggregate amount of $700 million. Such increased borrowing limits may make it more difficult for us to comply with leverage ratios and other restrictive covenants in the Amended Fourth A&R Credit Agreement. We may also have less cash available for operations and investments in our business, as we will be required to use additional cash to satisfy the minimum payment obligations associated with the increased indebtedness.

ITEM 5. OTHER INFORMATION

(a)On July 27, 2026, we executed a First Amendment to the Merit Medical Systems, Inc. 2026 Equity Incentive Plan (the “Plan Amendment”), which modifies the Merit Medical Systems, Inc. 2026 Equity Incentive Plan (the “Plan”).  Under the Plan, acceleration of vesting is generally not permitted unless (i) a change of control has occurred, and (ii) a “Qualifying Termination” has occurred. The original definition of “Qualifying Termination” was specific to employees. The effect of the Plan Amendment is to expand the definition of “Qualifying Termination” to address events that would constitute a “Qualifying Termination” for non-employee directors and consultants. This summary is qualified by the Plan Amendment, which is incorporated herein by reference and filed as Exhibit 10.2 to this Report.

(c)On May 26, 2026, Raul Parra, our Chief Financial Officer and Treasurer, adopted a trading arrangement (the “Parra Rule 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Parra Rule 10b5-1 Trading Plan provides for the sale of up to 50,646 shares of Common Stock issued or issuable under the terms of certain stock options and performance share awards granted to Mr. Parra by Merit. The Parra Rule 10b5-1 Trading Plan will terminate on May 26, 2028, unless terminated earlier pursuant to the terms of the Parra Rule 10b5-1 Trading Plan.

On May 21, 2026, Brian G. Lloyd, our Chief Legal Officer and Corporate Secretary, adopted a trading arrangement (the “Lloyd Rule 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Lloyd Rule 10b5-1 Trading Plan provides for the sale of up to 16,722 shares of Common Stock issuable under the terms of certain stock options granted to Mr. Lloyd by Merit. The Lloyd Rule 10b5-1 Trading Plan will terminate on February 26, 2027, unless terminated earlier pursuant to the terms of the Lloyd Rule 10b5-1 Trading Plan.

Other than with respect to the Parra Rule 10b5-1 Trading Plan and the Lloyd Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended June 30, 2026.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation.*	10-Q	3.1	August 9, 2018
3.2	Fifth Amended and Restated Bylaws of Merit Medical Systems, Inc.*	8-K	3.1	May 19, 2026
10.1	Merit Medical Systems, Inc. 2026 Equity Incentive Plan†*	S-8	99.1	May 15, 2026
10.2	First Amendment to the Merit Medical Systems, Inc. 2026 Equity Incentive Plan†	—	—	—
10.3	Merit Medical Systems, Inc. 2026 Employee Stock Purchase Plan†*	8-K	10.2	May 19, 2026
10.4	Form of Restricted Stock Unit Award Agreement for Directors†*	8-K	10.3	May 19, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
101	The following financial information from the quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.	—	—	—
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).	—	—	—

* These exhibits are incorporated herein by reference.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

Date: July 30, 2026	By:	/s/ MARTHA G. ARONSON
Martha G. Aronson
Chief Executive Officer and President

Date: July 30, 2026	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer