Form 10-Q
period 2026-09-30
MERIT MEDICAL SYSTEMS INC
filed 2026-10-29
CIK 856982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of October 27, 2026
Common Stock, no par value	59,915,044

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2026	2025
	(unaudited)
Current assets:
Cash and cash equivalents	$503,551	$446,404
Trade receivables — net of allowance for credit losses — 2026 — $10,994 and 2025 — $10,136	221,866	203,710
Other receivables	37,875	17,773
Inventories	391,022	333,705
Prepaid expenses and other current assets	35,188	31,493
Prepaid income taxes	5,030	4,941
Income tax refund receivables	4,283	2,128
Total current assets	1,198,815	1,040,154

Property and equipment:
Land and land improvements	30,332	30,465
Buildings	238,765	200,046
Manufacturing equipment	394,081	365,277
Furniture and fixtures	62,773	60,883
Leasehold improvements	67,099	65,236
Construction-in-progress	40,745	82,939
Total property and equipment	833,795	804,846
Less accumulated depreciation	(396,448)	(376,445)
Property and equipment — net	437,347	428,401

Other assets:
Intangible assets:
Developed technology — net of accumulated amortization — 2026 — $491,025 and 2025 — $452,525	522,618	465,940
Other — net of accumulated amortization — 2026 — $100,924 and 2025 — $96,436	68,586	71,714
Goodwill	537,135	506,837
Deferred income tax assets	7,273	7,049
Right-of-use operating lease assets	84,379	87,600
Other assets	68,753	78,227
Total other assets	1,288,744	1,217,367

Total assets	$2,924,906	$2,685,922

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2026	2025
	(unaudited)
Current liabilities:
Trade payables	$66,286	$60,551
Accrued expenses	174,024	159,486
Short-term operating lease liabilities	10,382	10,876
Income taxes payable	14,391	8,851
Total current liabilities	265,083	239,764

Long-term debt	737,404	734,038
Deferred income tax liabilities	37,216	19,665
Liabilities related to unrecognized tax benefits	2,248	2,248
Deferred compensation payable	19,373	17,542
Deferred credits	1,321	1,398
Long-term operating lease liabilities	74,273	76,658
Other long-term obligations	43,437	10,306
Total liabilities	1,180,355	1,101,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock — 5,000 shares authorized; no shares issued as of September 30, 2026 and December 31, 2025	—	—
Common stock, no par value — 100,000 shares authorized; issued and outstanding as of September 30, 2026 - 59,898 and December 31, 2025 - 59,424	808,930	763,909
Retained earnings	946,139	824,030
Accumulated other comprehensive loss	(10,518)	(3,636)
Total stockholders’ equity	1,744,551	1,584,303

Total liabilities and stockholders’ equity	$2,924,906	$2,685,922

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$416,244	$384,157	$1,216,964	$1,121,970
Cost of sales	215,613	197,746	616,370	579,052
Gross profit	200,631	186,411	600,594	542,918

Operating expenses:
Selling, general and administrative	119,511	119,801	366,950	340,384
Research and development	22,393	23,966	70,391	70,811
Contingent consideration (benefit) expense	(36)	32	(70)	1,198
Total operating expenses	141,868	143,799	437,271	412,393

Income from operations	58,763	42,612	163,323	130,525

Other income (expense):
Interest income	4,128	3,615	11,780	11,166
Interest expense	(7,333)	(6,754)	(25,977)	(20,097)
Other income (expense) — net	227	(933)	11,519	(1,717)
Total other expense — net	(2,978)	(4,072)	(2,678)	(10,648)

Income before income taxes	55,785	38,540	160,645	119,877

Income tax expense	13,474	10,785	38,536	29,394

Net income	$42,311	$27,755	$122,109	$90,483

Earnings per common share
Basic	$0.71	$0.47	$2.05	$1.53
Diluted	$0.70	$0.46	$2.03	$1.49

Weighted average shares outstanding
Basic	59,806	59,245	59,666	59,095
Diluted	60,379	59,919	60,134	60,604

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$42,311	$27,755	$122,109	$90,483
Other comprehensive (loss) income:
Cash flow hedges	(2,711)	2,156	(2,916)	(1,893)
Income tax benefit (expense)	640	(509)	688	447
Foreign currency translation adjustment	(668)	(862)	(5,557)	18,192
Income tax benefit (expense)	137	558	903	(1,064)
Total other comprehensive (loss) income	(2,602)	1,343	(6,882)	15,682
Total comprehensive income	$39,709	$29,098	$115,227	$106,165

See condensed notes to consolidated financial statements.

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2026	59,424	$763,909	$824,030	$(3,636)	$1,584,303
Net income			40,995		40,995
Other comprehensive loss				(3,932)	(3,932)
Stock-based compensation expense		9,509			9,509
Options exercised	43	2,345			2,345
Issuance of common stock under Employee Stock Purchase Plan	6	430			430
Shares issued from time-vested restricted stock units	271	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(89)	(6,922)			(6,922)
Balance — March 31, 2026	59,655	769,271	865,025	(7,568)	1,626,728
Net income			38,803		38,803
Other comprehensive loss				(348)	(348)
Stock-based compensation expense		12,824			12,824
Options exercised	30	1,527			1,527
Issuance of common stock under Employee Stock Purchase Plan	5	321			321
Shares issued from time-vested restricted stock units	21	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(1)	(51)			(51)
Balance — June 30, 2026	59,710	783,892	903,828	(7,916)	1,679,804
Net income			42,311		42,311
Other comprehensive loss				(2,602)	(2,602)
Stock-based compensation expense		13,389			13,389
Options exercised	184	11,368			11,368
Issuance of common stock under Employee Stock Purchase Plan	4	281			281
Balance — September 30, 2026	59,898	$808,930	$946,139	$(10,518)	$1,744,551

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands - unaudited)

	Common Stock		Retained	Accumulated Other
	Shares	Amount	Earnings	Comprehensive Loss	Total
Balance — January 1, 2025	58,743	$703,219	$695,541	$(19,401)	$1,379,359
Net income			30,147		30,147
Other comprehensive income				4,025	4,025
Stock-based compensation expense		7,885			7,885
Options exercised	281	14,610			14,610
Issuance of common stock under Employee Stock Purchase Plan	4	424			424
Shares issued from time-vested restricted stock units	130	—			—
Shares surrendered in exchange for payment of payroll tax liabilities	(62)	(6,145)			(6,145)
Shares surrendered in exchange for exercise of stock options	(18)	(1,882)			(1,882)
Balance — March 31, 2025	59,078	718,111	725,688	(15,376)	1,428,423
Net income			32,581		32,581
Other comprehensive income				10,314	10,314
Stock-based compensation expense		9,868			9,868
Options exercised	114	6,523			6,523
Issuance of common stock under Employee Stock Purchase Plan	4	339			339
Shares issued from time-vested restricted stock units	22	—			—
Balance — June 30, 2025	59,218	734,841	758,269	(5,062)	1,488,048
Net income			27,755		27,755
Other comprehensive income				1,343	1,343
Stock-based compensation expense		12,549			12,549
Options exercised	195	10,853			10,853
Issuance of common stock under Employee Stock Purchase Plan	4	293			293
Shares surrendered in exchange for payment of payroll tax liabilities	(27)	(2,452)			(2,452)
Shares surrendered in exchange for exercise of stock options	(100)	(8,981)			(8,981)
Balance — September 30, 2025	59,290	$747,103	$786,024	$(3,719)	$1,529,408

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,109	$90,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,383	91,629
Gain on disposition of business	(12,557)	(249)
Share of equity investee loss	1,134	260
Loss on sale or abandonment of property and equipment	1,114	546
Write-off of certain intangible assets and other long-term assets	537	152
Amortization of right-of-use operating lease assets	8,771	8,693
Fair value adjustments related to contingent consideration liabilities	(70)	1,198
Amortization of deferred credits	(77)	(77)
Amortization of long-term debt issuance costs	4,242	4,242
Stock-based compensation expense	35,497	33,563
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(18,804)	(13,656)
Other receivables	(1,697)	2,116
Inventories	(59,867)	(15,073)
Prepaid expenses and other current assets	(5,338)	(3,038)
Income tax refund receivables	(2,250)	(140)
Other assets	(2,225)	(2,089)
Trade payables	4,888	3,428
Accrued expenses	(4,112)	4,849
Income taxes payable	7,216	3,485
Deferred compensation payable	1,831	(2,114)
Operating lease liabilities	(8,425)	(8,578)
Other long-term obligations	9,930	(769)
Total adjustments	53,121	108,378
Net cash, cash equivalents, and restricted cash provided by operating activities	175,230	198,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(45,686)	(57,252)
Intangible assets	(2,293)	(2,327)
Proceeds from asset and business dispositions	25,555	298
Cash paid for notes receivable and other investments	(9,242)	(14,936)
Cash paid in acquisitions, net of cash acquired	(93,049)	(122,834)
Net cash, cash equivalents, and restricted cash used in investing activities	$(124,715)	$(197,051)

See condensed notes to consolidated financial statements.	(continued)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$16,272	$22,179
Contingent payments related to acquisitions	(3,030)	(2,645)
Payment of taxes related to an exchange of common stock	(6,973)	(8,597)
Net cash, cash equivalents, and restricted cash provided by financing activities	6,269	10,937
Effect of exchange rates on cash, cash equivalents, and restricted cash	454	3,047
Net increase in cash, cash equivalents and restricted cash	57,238	15,794

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	448,549	378,767
End of period	$505,787	$394,561

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	503,551	392,457
Restricted cash reported in prepaid expenses and other current assets	2,236	2,104
Total cash, cash equivalents and restricted cash	$505,787	$394,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of capitalized interest of $1,302 and $934, respectively)	$27,341	$25,890
Income taxes	32,300	23,323

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$3,872	$5,022
Acquisition purchases in accrued expenses and other long-term obligations	49,272	4,772
Merit common stock surrendered (0 and 118 shares, respectively) in exchange for exercise of stock options	—	10,863
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	5,596	30,757

See condensed notes to consolidated financial statements.	(concluded)

MERIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Other Items. The interim consolidated financial statements of Merit Medical Systems, Inc. ("Merit," "we" or "us") for the three and nine-month periods ended September 30, 2026 and 2025 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The results of operations presented in these interim consolidated financial statements are not necessarily indicative of the results for a full-year period. Amounts presented in this report are rounded, while percentages and earnings per share amounts presented are calculated from the underlying amounts. These interim consolidated financial statements should be read in conjunction with the financial statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

Restructuring. Restructuring charges consist primarily of termination benefits for employees affected by initiatives aimed at streamlining our operations, improving efficiencies and more effectively aligning teams to our strategic goals. We account for involuntary employee termination benefits that represent a one-time benefit in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority commits to a restructuring plan and communicates these actions to employees and other applicable criteria are met. We record such costs into expense over the employee’s future service period, if any. Other exit costs are accounted for under ASC 420 and are either deferred or expensed as incurred based on the nature of the expense. We recorded restructuring charges of $2.5 million and $2.9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. These expenses are reflected within selling, general and administrative expenses within our consolidated statements of income. The restructuring reserve balance as of September 30, 2026 and December 31, 2025 was $0.4 million and $0.2 million, respectively, and is recorded within accrued expenses.

2.   Recently Issued Accounting Standards. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

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

The following table presents revenue from contracts with customers by product category and platform for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foundational
Access	$157,922	$151,508	$470,832	$438,028
OEM	46,278	41,499	134,156	128,140
Procedural Solutions	27,162	32,287	81,599	92,597
Vascular Intervention	42,367	35,391	123,057	103,195
Other	2,006	221	2,531	1,710
Total Foundational	275,735	260,906	812,175	763,670

Therapeutic
Cardiac Therapies	27,547	25,530	83,461	69,019
Endoscopy	23,428	17,631	68,767	52,582
OEM	13,089	9,953	33,365	30,830
Oncology	27,085	23,263	76,367	69,257
Renal Therapies	13,550	13,808	37,775	40,014
Vascular Intervention	35,810	33,066	105,054	96,598
Total Therapeutic	140,509	123,251	404,789	358,300

Total	$416,244	$384,157	$1,216,964	$1,121,970

The following table presents revenue from contracts with customers by geographic region for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Domestic	$255,946	$230,597	$734,513	$671,243
International	160,298	153,560	482,451	450,727
Total	$416,244	$384,157	$1,216,964	$1,121,970

4.   Acquisitions and Divestitures.

Acquisitions

On April 1, 2026, Merit entered into an Agreement and Plan of Merger (the “View Point Agreement”) by and among Merit, View Point Medical, Inc., a Delaware corporation (“View Point”), VPM Merger Sub Inc, a Delaware corporation, and Fortis Advisors LLC, a Delaware limited liability company. Pursuant to the terms of the View Point Agreement, on April 1, 2026, VPM Merger Sub, Inc merged with and into View Point, with View Point continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “View Point Merger”). The purchase consideration consisted of an upfront payment of $90 million plus working capital and other adjustments of $2.8 million in cash, plus two deferred payments of $25 million each, due on the first and second anniversaries of the View Point Merger, respectively. Such deferred payments may be subject to acceleration based on the achievement of specified sales targets prior to the first and second anniversaries and were determined to have a total fair value of $47.2 million on the acquisition date, which is recorded within accrued expenses and other long-term obligations. View Point manufactures the OneMark® Detection Imaging System and OneMark Tissue Markers. We accounted for the View Point Merger as a business combination. Our net sales of View Point products since the date of the View Point Merger were $0.1 million for the three and nine-month periods ended September 30, 2026. It is not practical to separately report earnings related to the products acquired in connection with the View Point Merger, as we cannot split our administrative costs related solely to the View Point products, principally as a result of the integration of the acquired commercial and administrative infrastructure. Acquisition-related costs associated with the View Point Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were $5.7 million during the nine-month period ended September 30, 2026. The purchase price was preliminarily allocated as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,724
Other receivables	53
Prepaid expenses and other current assets	41
Inventories	324
Property and equipment	132
Intangible assets
Developed technology	116,400
Trademarks	4,300
Goodwill	33,880
Total assets acquired	157,854

Liabilities Assumed
Trade payables	173
Accrued expenses	157
Deferred income tax liabilities	17,550
Total liabilities assumed	17,880
Total assets acquired, net of liabilities assumed	139,974
Less: Cash acquired	(2,724)
Purchase price, net of cash acquired	$137,250

We are amortizing the View Point developed technology and trademark intangible assets over 12 years, with the estimated weighted average life of all intangible assets acquired in connection with the View Point Merger to be 12 years. The goodwill consists largely of the synergies expected from combining operations and View Point’s assembled workforce and is not expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the View Point Merger are not material in relation to reported sales.

On November 3, 2025, we entered into an Asset Purchase Agreement with Pentax of America, Inc., a subsidiary of PENTAX® Medical, Inc. (“Pentax”), pursuant to which we acquired the C2 CryoBalloon® device and related technology (the “C2 Acquisition”). The total purchase price consisted of a $19 million cash payment at closing and contingent payments of $3 million paid in 2026 upon meeting certain milestones relating to the operational transition of the acquired assets. We accounted for this transaction under the acquisition method of accounting as a business combination. Acquisition-related costs associated with the C2 Acquisition, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were $0.4 million during the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

Assets Acquired
Inventories	$431
Property and equipment	139
Intangible assets
Developed technology	16,000
Trademarks	1,200
Customer list	1,200
Goodwill	2,906
Total net assets acquired	$21,876

We are amortizing the C2 developed technology intangible assets over 12 years, the trademark intangible assets over 12 years, and the customer list intangible asset on an accelerated basis over 12 years. We have estimated the weighted average life of the intangible assets acquired from Pentax to be 12 years. The goodwill consists largely of the synergies expected from combining operations and is expected to be deductible for tax purposes. The pro forma effects to our consolidated results of operations of the C2 Acquisition are not material in relation to reported sales.

On May 16, 2025, Merit entered into an Agreement and Plan of Merger (the “Biolife Agreement”) by and among, Merit, Biolife, L.L.C., a Florida limited liability company (“FL Biolife”), Biolife Transaction Sub, LLC, a Delaware limited liability company (“Biolife Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company. Promptly following the execution of the Biolife Agreement, FL Biolife converted from a Florida limited liability company to a Delaware limited liability company called Biolife Delaware, L.L.C. (“Biolife”). Pursuant to the terms of the Biolife Agreement, on May 20, 2025, Biolife Merger Sub merged with and into Biolife, with Biolife continuing as the surviving corporation and a wholly-owned subsidiary of Merit (the “Biolife Merger”). The purchase consideration consisted of an upfront payment of $120 million plus working capital and other adjustments of $7.2 million in cash. Biolife manufactures unique patented hemostatic devices under the brand names StatSeal and WoundSeal. We accounted for the Biolife Merger as a business combination. Acquisition-related costs associated with the Biolife Merger, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income, were $1.9 million during the year ended December 31, 2025. The purchase price was allocated as follows (in thousands):

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

The following table summarizes the major classes of assets sold on the date of the sale:

Inventories	$3,910
Property and equipment	522
Intangible assets
Developed technology	5,129
Trademarks	266
Patents	243
Goodwill	2,928
Total assets	$12,998

5. Inventories. Inventories at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$216,223	$190,616
Work-in-process	44,362	32,391
Raw materials	130,437	110,698
Total inventories	$391,022	$333,705

6.   Goodwill and Intangible Assets. The change in the carrying amount of goodwill for the nine-month period ended September 30, 2026 is detailed as follows (in thousands):

Nine Months Ended September 30, 2026
Goodwill balance at January 1	$506,837
Effect of foreign exchange	(654)
Additions and adjustments as the result of acquisitions	33,880
Disposals as the result of divestitures	(2,928)
Goodwill balance at September 30	$537,135

Total accumulated goodwill impairment losses aggregated to $8.3 million as of September 30, 2026 and December 31, 2025. We did not have any goodwill impairments for the nine-month periods ended September 30, 2026 or 2025.

Other intangible assets at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$35,179	$(15,886)	$19,293
Distribution agreements	3,250	(3,125)	125
License agreements	14,113	(11,088)	3,025
Trademarks	53,943	(28,747)	25,196
Customer lists	63,025	(42,078)	20,947
Total	$169,510	$(100,924)	$68,586

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$33,979	$(14,760)	$19,219
Distribution agreements	3,250	(3,069)	181
License agreements	14,590	(10,218)	4,372
Trademarks	52,556	(28,293)	24,263
Customer lists	63,775	(40,096)	23,679
Total	$168,150	$(96,436)	$71,714

Aggregate amortization expense for developed technology and other intangible assets for the three and nine-month periods ended September 30, 2026 was $21.5 million and $63.4 million, respectively. Aggregate amortization expense for the three and nine-month periods ended September 30, 2025 was $21.8 million and $63.3 million, respectively.

We evaluate long-lived assets, including amortizing intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We perform the impairment analysis at the asset group for which the lowest level of identifiable cash flows is largely independent of the cash flows of other assets and liabilities. If a triggering event is identified, we determine the fair value of our amortizing assets based on estimated future cash flows discounted back to their present value using a discount rate that reflects the risk profiles of the underlying activities. We did not identify indicators of impairment for our intangible assets based on our consideration of triggering events for the nine-month periods ended September 30, 2026 and 2025.

Estimated amortization expense for developed technology and other intangible assets for the next five years consisted of the following as of September 30, 2026 (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining 2026	$22,544
2027	88,767
2028	86,917
2029	77,162
2030	65,332

7.   Income Taxes. On July 4, 2025, the U.S. enacted a budget reconciliation package (known as the “One Big Beautiful Bill Act” or “OBBBA”) which includes a broad range of tax provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have included the estimated impacts of the bill in the consolidated financial statements for the nine-month periods ended September 30, 2026 and 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance and results become available.

Our provision for income taxes for the three-month periods ended September 30, 2026 and 2025 was a tax expense of $13.5 million and $10.8 million, respectively, which resulted in an effective tax rate of 24.2% and 28.0%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2026 and 2025 was a tax expense of $38.5 million and $29.4 million, respectively, which resulted in an effective tax rate of 24.0% and 24.5%, respectively. The decrease in the effective income tax rate for the three and nine-month periods ended September 30, 2026, when compared to the prior-year periods, was primarily due to increased benefit from discrete items such as share-based compensation, and impacts from the enacted OBBBA tax law. The increase in income tax expense for the three and nine-month periods ended September 30, 2026, when compared to the prior-year periods, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of net controlled foreign corporation tested income and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax, and on January 5, 2026, the OECD issued Side-by-Side guidance extending these safe harbor rules and exempting certain U.S. multinational enterprises from several top-up taxes under Pillar Two. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2027. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules. Based on year-to-date financial results and safe harbor rules, we currently do not anticipate the Pillar Two laws to have a material impact on our effective tax rate.

8.   Debt. Principal balances outstanding under our long-term debt obligations as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Convertible notes	$747,500	$747,500
Less unamortized debt issuance costs	(10,096)	(13,462)
Total long-term debt	737,404	734,038
Less current portion	—	—
Long-term portion	$737,404	$734,038

Future minimum principal payments on our long-term debt, as of September 30, 2026, were as follows (in thousands):

Year Ending	Future Minimum
December 31,	Principal Payments
Remaining 2026	$—
2027	—
2028	—
2029	747,500
Total future minimum principal payments	$747,500

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

We were in compliance with these financial covenants set forth in the Amended Fourth A&R Credit Agreement as of September 30, 2026.

As of September 30, 2026, we had no outstanding borrowings and issued letter of credit guarantees of $3.0 million under the Amended Fourth A&R Credit Agreement, with additional available borrowings of $697 million, based on the maximum net leverage ratio required pursuant to the Amended Fourth A&R Credit Agreement.

Convertible Notes

In December 2023, we issued convertible notes which bear interest at 3.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, which commenced August 1, 2024 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations (as defined in the indenture governing the Convertible Notes (the “Indenture”)) of Merit and will mature on February 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the sale of the Convertible Notes were $724.8 million after deducting offering and issuance costs and before the costs of the Capped Call Transactions, as described below.

The initial conversion rate of the notes will be 11.5171 shares of our common stock (the “Common Stock”) per $1,000 principal amount of notes, which equates to an initial conversion price of $86.83 per share of Common Stock, subject to adjustments as provided in the Indenture upon the occurrence of certain specified events.

Conversion can occur at the option of the holders of the Convertible Notes (“Holders”) at any time on or after October 1, 2028. Prior to October 1, 2028, Holders may only elect to convert the Convertible Notes under the following circumstances: (1) During the five business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the applicable conversion rate on such trading day; (2) Merit issues to common shareholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of Common Stock at a price per share less than the average closing sale price of 10 consecutive trading days, or Merit’s election to make a distribution to common shareholders exceeding 10% of the previous day’s closing sale price; (3) Upon the occurrence of a Fundamental Change, as set forth in the Indenture; (4) During any calendar quarter (and only during such calendar quarter) beginning after March 31, 2024, if, the last reported sale price per share of the Common Stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; or (5) Prior to the related redemption date if Merit calls any Convertible Notes for redemption. As of September 30, 2026, none of the conditions permitting the Holders to convert their Convertible Notes early had been met. Therefore, the Convertible Notes are classified as long-term debt obligations.

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

Under the terms of the Indenture, if we did not remove restrictive legends on the Convertible Notes as of the 380th day following the date of issuance of the Convertible Notes, we were required to pay additional interest at the rate of 0.50% per annum (the “Additional Interest”) until the restrictive legends were removed. During the nine-month period ended September 30, 2026, we determined that we had not removed the restrictive legends or paid the Additional Interest. We promptly caused the restrictive legends to be removed and recorded and paid an aggregate of $5.1 million in Additional Interest during the nine-month period ended September 30, 2026. We believe that no further Additional Interest or other amounts arising from the failure to timely remove the restrictive legends are in arrearage as of the date of this Report.

Capped Call Transactions

In December 2023, in connection with the pricing of the Convertible Notes, Merit entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain of the initial purchasers and/or their respective affiliates and certain other financial institutions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of Common Stock initially underlying the Convertible Notes and are generally expected to reduce potential dilution to the Common Stock upon any conversion of Convertible Notes and/or offset any cash payments Merit is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on a cap price initially equal to $114.68 per share of Common Stock, subject to certain adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was $66.5 million. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Common Stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to Common Stock within stockholders' equity.

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

Foreign Currency Risk. We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Our policy is to enter into foreign currency derivative contracts with maturities of up to two years. We are exposed to foreign currency exchange rate risk with respect to transactions and balances denominated in various currencies, with our most significant exposure related to transactions and balances denominated in Chinese Renminbi and Euro, among others. We do not use derivative financial instruments for trading or speculative purposes. We do not believe we are subject to any credit risk contingent features related to our derivative contracts, and we seek to manage counterparty risk by allocating derivative contracts among several major financial institutions.

Derivatives Designated as Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is temporarily reported as a component of other comprehensive income and then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. We entered into forward contracts on various foreign currencies to manage the risk associated with forecasted exchange rates which impact revenues, cost of sales, and operating expenses in various international markets. The objective of the forward contracts is to reduce the variability of cash flows associated with the forecasted purchase or sale of the foreign currencies. As of September 30, 2026 and December 31, 2025, we had entered into foreign currency forward contracts, which qualified as cash flow hedges, with aggregate notional amounts of $157.0 million and $138.6 million, respectively.

Derivatives Not Designated as Cash Flow Hedges

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into foreign currency forward contracts to mitigate a portion of that exposure. As of September 30, 2026 and December 31, 2025, we had entered into foreign currency forward contracts related to those balance sheet accounts with aggregate notional amounts of $151.0 million and $107.6 million, respectively.

Balance Sheet Presentation of Derivative Instruments. As of September 30, 2026 and December 31, 2025, all derivative instruments, both those designated as hedging instruments and those that were not designated as hedging instruments, were recorded at fair value on a gross basis on our consolidated balance sheets. We are not subject to any master netting agreements.

The fair value of derivative instruments on a gross basis was as follows on the dates indicated (in thousands):

Fair Value of Derivative Instruments Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,973	$3,555
Foreign currency forward contracts	Other assets (long-term)	157	663

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,564)	(2,183)
Foreign currency forward contracts	Other long-term obligations	(557)	(424)

Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,613	$1,390

(Liabilities)
Foreign currency forward contracts	Accrued expenses	(2,501)	(1,620)

Income Statement Presentation of Derivative Instruments.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive income (“AOCI”), and net earnings in our consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets (in thousands):

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
Derivative instrument	2026	2025	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	$(2,293)	$2,330	Revenue	$416,244	$384,157	$(642)	$(106)
			Cost of sales	(215,613)	(197,746)	1,060	280

	Amount of Gain/(Loss)			Consolidated Statements		Amount of Gain/(Loss)
	Recognized in OCI			of Income		Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	2026	2025	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	$(1,703)	$(963)	Revenue	$1,216,964	$1,121,970	$(1,802)	$1,424
			Cost of sales	(616,370)	(579,052)	3,015	(494)

As of September 30, 2026, a gain of $0.1 million, or $0.0 million after taxes, was expected to be reclassified from AOCI to earnings in revenue and cost of sales over the succeeding twelve months.

Derivative Instruments Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized in our consolidated statements of income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location in statements of income	2026	2025	2026	2025
Foreign currency forward contracts	Other income (expense) — net	$(2,032)	$(731)	$(5,473)	$451

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

11.   Earnings Per Common Share (EPS). The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$42,311	$27,755	$122,109	$90,483
Average common shares outstanding	59,806	59,245	59,666	59,095
Basic EPS	$0.71	$0.47	$2.05	$1.53

Average common shares outstanding	59,806	59,245	59,666	59,095
Effect of dilutive stock awards	573	648	468	806
Effect of dilutive convertible notes	—	26	—	703
Total potential shares outstanding	60,379	59,919	60,134	60,604
Diluted EPS	$0.70	$0.46	$2.03	$1.49

Equity awards excluded as the impact was anti-dilutive (1)	296	198	802	176
(1)	Does not reflect the impact of incremental repurchases under the treasury stock method.

Convertible Notes

For our Convertible Notes, the dilutive effect has been calculated using the if-converted method. Upon surrender of the Convertible Notes for conversion, Merit will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at Merit’s election, in respect of the remainder, if any, of Merit’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The convertible notes only have an impact on diluted earnings per share when the average share price of our Common Stock exceeds the conversion price of $86.83. The average closing price of the Common Stock for the three and nine-month periods ended September 30, 2026 and 2025, respectively, was used as the basis for determining the dilutive effect on EPS.

12.   Stock-Based Compensation Expense. Stock-based compensation expense before income tax expense for the three and nine-month periods ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales	$768	$477	$2,136	$1,750
Research and development	740	714	2,038	2,068
Selling, general and administrative	12,113	12,421	31,323	29,745
Stock-based compensation expense before taxes	$13,621	$13,612	$35,497	$33,563

We recognize stock-based compensation expense (net of a forfeiture rate), for those awards which are expected to vest, on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures.

Nonqualified Stock Options

During the nine months ended September 30, 2026 and 2025, we did not grant any stock options. As of September 30, 2026, the total remaining unrecognized compensation cost related to non-vested stock options was $1.7 million, which was expected to be recognized over a weighted average period of 0.7 years.

Stock-Settled Performance-Based Restricted Stock Units (“Performance Stock Units”)

During the nine-month periods ended September 30, 2026 and 2025, we granted Performance Stock Units which represented awards of up to 490,985 and 290,120 shares of Common Stock, respectively. Settlement of the Performance Stock Units into shares of Common Stock occurs at the end of the relevant performance periods. The actual number of shares of Common Stock issuable at the end of the performance periods is based upon Company performance towards specified financial performance targets and relative total shareholder return as compared to the Russell 2000 Index (“rTSR”), all as more specifically set forth in the Performance Stock Unit award agreements.

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

Compensation expense is recognized using the grant-date fair value for the number of shares that are likely to be awarded based on the performance metrics. Each reporting period, this probability assessment is updated, and cumulative adjustments are recorded based on the financial performance metrics expected to be achieved. At the end of the performance period, cumulative expense is calculated based on the actual performance metrics achieved. As of September 30, 2026, the total remaining unrecognized compensation cost related to stock-settled Performance Stock Units was $34.7 million, which is expected to be recognized over a weighted average period of 1.5 years.

Cash-Settled Performance-Based Awards

During the nine-month period ended September 30, 2025, we granted Performance Stock Units to Fred P. Lampropoulos, our former Chief Executive Officer that provided for settlement in cash upon achievement of specific metrics (“CEO Liability Awards”), with total target cash incentives in the amount of $1.7 million. The CEO Liability Awards entitled Mr. Lampropoulos to a target cash payment based upon our level of rTSR performance and achievement of other performance metrics, as defined in the award agreements. During the nine-month period ended September 30, 2026, we paid $2.7 million in connection with the settlement of vested CEO Liability Awards granted during 2023. All other unvested CEO Liability Awards were forfeited as of December 31, 2025.

Restricted Stock Units

During the nine-month periods ended September 30, 2026 and 2025, we granted restricted stock units to certain employees and non-employee directors representing 406,196 and 135,778 shares of Common Stock, respectively. The expense recognized for restricted stock units is equal to the closing stock price on the date of grant, which is recognized over the vesting period. Restricted stock units granted to each employee are subject to such employee’s continued employment through the vesting date, which is between three and four years from the date of grant. Restricted stock units granted to each non-employee director are subject to such director’s continued service through the vesting date, which is approximately one year from the grant date. As of September 30, 2026, the total remaining unrecognized compensation cost related to restricted stock units was $40.6 million, which was expected to be recognized over a weighted average period of 2.1 years.

In addition to the awards described above, we issue restricted stock units and performance stock units, each settled in cash, in certain countries that do not result in the issuance of common stock and are considered immaterial.

13.   Segment Reporting. Beginning in the first quarter of 2026, we report our operations as a single operating segment that consists of two product categories: foundational and therapeutic. Foundational products are used primarily for access and enabling functions in vascular and other procedures, and include product platforms such as access devices, procedural solutions, OEM products, and vascular intervention. Therapeutic products are devices and systems used to treat a broad array of diseases, and include product platforms such as cardiac therapies, oncology, renal therapies, vascular intervention, OEM products and endoscopy. See Note 3, Revenue from Contracts with Customers for a detailed breakout of our sales by product category, platform and geography. Our CODM is our Chief Executive Officer, who uses consolidated net income to measure segment profit or loss, assess performance and allocate resources, primarily through periodic budgeting and performance reviews. The CODM does not use asset information to assess performance or allocate resources. All information previously reported by segment has been recast to conform to this single segment conclusion.

The following represents total segment revenue and significant segment expenses for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$416,244	$384,157	$1,216,964	$1,121,970
Cost of sales standard(1)	160,129	148,557	465,654	443,412
Cost of sales other(2)	55,484	49,189	150,716	135,640
Selling and marketing expenses	72,618	67,335	221,757	198,036
General and administrative expenses	46,893	52,466	145,193	142,348
Research and development expenses	22,393	23,966	70,391	70,811
Other operating expenses(3)	(36)	32	(70)	1,198
Other (income) expense — net	2,978	4,072	2,678	10,648
Income tax expense	13,474	10,785	38,536	29,394
Net income	$42,311	$27,755	$122,109	$90,483
(1)	Cost of sales standard represents costs of goods sold measured at the internal standard cost for production of inventory. Inventory standard costs include material, labor and manufacturing overhead.
(2)	Cost of sales other includes amortization expense associated with our developed technology and license agreement intangible assets, freight and handling associated with shipments to customers, provisions based on estimated excess, slow moving and obsolete inventories, manufacturing and price variances, and royalties.
(3)	Other operating expenses include contingent consideration expense (benefit) related to the changes in fair value of contingent payments associated with acquisitions.

Depreciation and amortization for the three and nine-month periods ended September 30, 2026 was $31.9 million and $93.4 million, respectively. Depreciation and amortization for the three and nine-month periods ended September 30, 2025 was $31.3 million and $91.6 million, respectively.

14.   Fair Value Measurements.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

Our financial assets and (liabilities) carried at fair value and measured on a recurring basis as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$32,131	$32,131	$—	$—
United States treasury debt securities (2)	4,336	4,336	—	—
Foreign currency contract assets, current and long-term (3)	3,743	—	3,743	—
Foreign currency contract liabilities, current and long-term (4)	(5,622)	—	(5,622)	—
Contingent consideration liabilities (5)	(1,288)	—	—	(1,288)

		Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$31,285	$31,285	$—	$—
United States treasury debt securities (2)	5,230	5,230	—	—
Foreign currency contract assets, current and long-term (3)	5,608	—	5,608	—
Foreign currency contract liabilities, current and long-term (4)	(4,227)	—	(4,227)	—
Contingent consideration liabilities (5)	(4,537)	—	—	(4,537)
(1)	Our money market fund represents a bank-managed money market fund which permits daily redemptions. Amounts in the fund are recorded as cash equivalents in the consolidated balance sheets.
(2)	The fair value of U.S. treasury debt securities is determined using quoted prices for identical assets in active markets and is recorded as cash and cash equivalents in the consolidated balance sheets.
(3)	The fair value of the foreign currency contract assets (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as a prepaid expense and other current asset or other long-term asset in the consolidated balance sheets.
(4)	The fair value of the foreign currency contract liabilities (including those designated as hedging instruments and those not designated as hedging instruments) is determined using Level 2 fair value inputs and is recorded as an accrued expense or other long-term obligation in the consolidated balance sheets.
(5)	The fair value of contingent consideration liabilities is determined using Level 3 fair value inputs and is recorded within accrued expenses and other long-term obligations.

Fair Value of Other Assets (Liabilities)

The carrying amount of cash and cash equivalents, receivables, and trade payables approximate fair value because of the immediate, short-term maturity of these financial instruments. The fair value of our long-term debt under our Convertible Notes was $870.8 million as of September 30, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which use Level 1 inputs.

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

Our equity investments in privately-held companies were $27.6 million and $28.7 million at September 30, 2026 and December 31, 2025, respectively, which are included within other long-term assets in our consolidated balance sheets. We analyze our investments in privately-held companies to determine if they should be accounted for using the equity method based on our ability to exercise significant influence over operating and financial policies of the investment whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of other income for each reporting period. Investments not accounted for under the equity method of accounting are accounted for at cost minus impairment, if applicable, plus or minus changes in valuation resulting from observable transactions for identical or similar investments. For the nine-month periods ended September 30, 2026 and 2025, we recorded no impairment charges related to our equity investments.

Current Expected Credit Losses

Our outstanding notes receivable, including accrued interest and an allowance for current expected credit losses, were $31.3 million and $21.6 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, we had an allowance for current expected credit losses of $3.3 million and $2.6 million, respectively, associated with these notes receivable. We assess the allowance for current expected credit losses on an individual security basis, due to the limited number of securities, using a probability of default model, which is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the expected collectability of securities, and other security specific factors.

The table below presents a roll-forward of the allowance for current expected credit losses on our notes receivable for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$3,230	$2,375	$2,625	$1,366
Provision for credit loss expense	106	185	711	1,194
Ending balance	$3,336	$2,560	$3,336	$2,560

15.   Accumulated Other Comprehensive Income (Loss). The changes in each component of accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2026 and 2025 were as follows:

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2026	$1,631	$(9,547)	$(7,916)

Other comprehensive loss	(2,293)	(668)	(2,961)
Income taxes	640	137	777
Reclassifications to:
Revenue	642		642
Cost of sales	(1,060)		(1,060)
Net other comprehensive loss	(2,071)	(531)	(2,602)

Balance as of September 30, 2026	$(440)	$(10,078)	$(10,518)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2026	$1,788	$(5,424)	$(3,636)

Other comprehensive loss	(1,703)	(5,557)	(7,260)
Income taxes	688	903	1,591
Reclassifications to:
Revenue	1,802		1,802
Cost of sales	(3,015)		(3,015)
Net other comprehensive loss	(2,228)	(4,654)	(6,882)

Balance as of September 30, 2026	$(440)	$(10,078)	$(10,518)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of July 1, 2025	$(328)	$(4,734)	$(5,062)

Other comprehensive income (loss)	2,330	(862)	1,468
Income taxes	(509)	558	49
Reclassifications to:
Revenue	106		106
Cost of sales	(280)		(280)
Net other comprehensive income (loss)	1,647	(304)	1,343

Balance as of September 30, 2025	$1,319	$(5,038)	$(3,719)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of January 1, 2025	$2,765	$(22,166)	$(19,401)

Other comprehensive (loss) income	(963)	18,192	17,229
Income taxes	447	(1,064)	(617)
Reclassifications to:
Revenue	(1,424)		(1,424)
Cost of sales	494		494
Net other comprehensive (loss) income	(1,446)	17,128	15,682

Balance as of September 30, 2025	$1,319	$(5,038)	$(3,719)

16.   Subsequent Events. On October 13, 2026, we acquired the remaining outstanding equity interests of Solo Pace, Inc. (“Solo Pace”), pursuant to a Stock Purchase Agreement (the “Solo Pace Acquisition”). Prior to the Solo Pace Acquisition, we held an approximately 18% equity interest in Solo Pace, which we accounted for under the equity method and had a carrying amount of $4.2 million as of September 30, 2026. As a result of the Solo Pace Acquisition, Solo Pace became a wholly-owned subsidiary of Merit.

The acquisition-date fair value of the consideration transferred consisted of (i) an upfront cash payment of $45.0 million, subject to customary working capital and other adjustments and (ii) the effective settlement of $2.5 million in principal and accrued interest outstanding under loans we previously issued to Solo Pace. We will account for the Solo Pace Acquisition as a business combination achieved in stages. Accordingly, we will remeasure our previously held equity interest to its acquisition-date fair value and recognize any resulting gain or loss within other income (expense) — net in the fourth quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K and in Part II, Item 1A “Risk Factors” in this report and in our Quarterly Report on Form 10-Q for each of the quarters ended March 31, 2026 and June 30, 2026.

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

For the three-month period ended September 30, 2026, we reported sales of $416.2 million, an increase of $32.1 million or 8.4% compared to sales for the three-month period ended September 30, 2025 of $384.2 million. For the nine-month period ended September 30, 2026, we reported sales of $1,217.0 million, an increase of $95.0 million or 8.5% compared to sales for the nine-month period ended September 30, 2025 of $1,122.0 million. Foreign currency fluctuations (net of hedging) increased our net sales by $1.1 million and $12.0 million for the three and nine-month periods ended September 30, 2026, respectively, assuming applicable foreign exchange rates in effect during the comparable prior-year periods.

Gross profit as a percentage of sales decreased to 48.2% for the three-month period ended September 30, 2026 compared to 48.5% for the three-month period ended September 30, 2025. Gross profit as a percentage of sales increased to 49.4% for the nine-month period ended September 30, 2026 compared to 48.4% for the nine-month period ended September 30, 2025.

Net income for the three-month period ended September 30, 2026 was $42.3 million, or $0.70 per share, compared to net income of $27.8 million, or $0.46 per share, for the three-month period ended September 30, 2025. Net income for the nine-month period ended September 30, 2026 was $122.1 million, or $2.03 per share, compared to net income of $90.5 million, or $1.49 per share, for the nine-month period ended September 30, 2025.

Recent Developments and Trends

In addition to the trends identified in the 2025 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” our business in 2026 has been impacted, and we believe will continue to be impacted, by the following recent developments and trends:

●	Our revenue results during the three-month period ended September 30, 2026 were driven primarily by demand in both our domestic and international regions.
●	On April 1, 2026, we completed the acquisition of View Point, which included the OneMark® Detection Imaging System and OneMark Tissue Markers used in the diagnosis and localization of breast and soft tissue tumors. We began commercial sales of OneMark products during the third quarter of 2026 and expect to continue to expand commercial availability through the remainder of 2026 and into 2027.
●	As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $505.8 million and net available borrowing capacity under our Amended Fourth A&R Credit Agreement of $697 million.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Gross profit	48.2	48.5	49.4	48.4
Selling, general and administrative expenses	28.7	31.2	30.2	30.3
Research and development expenses	5.4	6.2	5.8	6.3
Contingent consideration (benefit) expense	(0.0)	0.0	(0.0)	0.1
Income from operations	14.1	11.1	13.4	11.6
Other expense — net	(0.7)	(1.1)	(0.2)	(0.9)
Income before income taxes	13.4	10.0	13.2	10.7
Net income	10.2	7.2	10.0	8.1

Sales

Sales for the three-month period ended September 30, 2026 increased by 8.4%, or $32.1 million, compared to the corresponding period in 2025. Sales for the nine-month period ended September 30, 2026 increased by 8.5%, or $95.0 million, compared to the corresponding period in 2025. Listed below are the sales by product category and platform for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2026	2025	% Change	2026	2025
Foundational
Access	4.2%	$157,922	$151,508	7.5%	$470,832	$438,028
OEM	11.5%	46,278	41,499	4.7%	134,156	128,140
Procedural Solutions	(15.9)%	27,162	32,287	(11.9)%	81,599	92,597
Vascular Intervention	19.7%	42,367	35,391	19.2%	123,057	103,195
Other	807.7%	2,006	221	48.0%	2,531	1,710
Total Foundational	5.7%	275,735	260,906	6.4%	812,175	763,670

Therapeutic
Cardiac Therapies	7.9%	27,547	25,530	20.9%	83,461	69,019
Endoscopy	32.9%	23,428	17,631	30.8%	68,767	52,582
OEM	31.5%	13,089	9,953	8.2%	33,365	30,830
Oncology	16.4%	27,085	23,263	10.3%	76,367	69,257
Renal Therapies	(1.9)%	13,550	13,808	(5.6)%	37,775	40,014
Vascular Intervention	8.3%	35,810	33,066	8.8%	105,054	96,598
Total Therapeutic	14.0%	140,509	123,251	13.0%	404,789	358,300

Total	8.4%	$416,244	$384,157	8.5%	$1,216,964	$1,121,970

Foundational Sales. Our foundational sales for the three-month period ended September 30, 2026 were $275.7 million, up 5.7% when compared to the corresponding period of 2025 of $260.9 million. Sales for the three-month period ended September 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Access, which increased by $6.4 million, or 4.2%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our angiography, access and hemostasis products, partially offset by decreased sales in our drainage and intervention products.
(b)	OEM, which increased by $4.8 million, or 11.5%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our fluid management, sensors, angiography and access products, partially offset by decreased sales of our intervention products.
(c)	Vascular Intervention, which increased by $7.0 million, or 19.7%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our drainage and biopsy products.

The foregoing increase in sales for the three-month period ended September 30, 2026 was partially offset by decreased sales within our Procedural Solutions platform, which decreased by $5.1 million, or 15.9%, from the corresponding period of 2025. This decrease was driven primarily by the sale of the DualCap® product line to Health Line.

Our foundational sales for the nine-month period ended September 30, 2026 were $812.2 million, up 6.4% when compared to the corresponding period of 2025 of $763.7 million. Sales for the nine-month period ended September 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Access, which increased by $32.8 million, or 7.5%, from the corresponding period of 2025. This increase was driven primarily by hemostasis products acquired in the Biolife Merger, as well as increased sales of our angiography and access products, partially offset by decreased sales in our drainage products.

(b)	OEM, which increased by $6.0 million, or 4.7%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our sensors, fluid management, access, hemostasis and angiography products, partially offset by decreased sales in our intervention, kits and cardiac rhythm management/electrophysiology (“CRM/EP”) products.
(c)	Vascular Intervention, which increased by $19.9 million, or 19.2%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our drainage and biopsy products.

The foregoing increase in sales for the nine-month period ended September 30, 2026 was partially offset by decreased sales within our Procedural Solutions platform, which decreased by $11.0 million, or 11.9%, from the corresponding period of 2025. This decrease was driven primarily by the sale of the DualCap® product line to Health Line, partially offset by increased sales of our trays.

Therapeutic Sales. Our therapeutic sales for the three-month period ended September 30, 2026 were $140.5 million, up 14.0% when compared to sales in the corresponding period of 2025 of $123.3 million. Sales for the three-month period ended September 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Cardiac Therapies, which increased by $2.0 million, or 7.9%, from the corresponding period of 2025. This increase was driven primarily by increased sales of the SoloPace temporary pacing system.
(b)	Endoscopy, which increased by $5.8 million, or 32.9%, from the corresponding period of 2025. This increase was driven primarily by sales attributable to the acquisition of the C2 Cryoballoon from Pentax and increased sales of the ResilienceTM esophageal stent.
(c)	OEM, which increased by $3.1 million, or 31.5%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our ablation products.
(d)	Oncology, which increased by $3.8 million, or 16.4%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our SCOUT radar localization products.
(e)	Vascular Intervention, which increased by $2.7 million, or 8.3%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our delivery systems and embolotherapy products.

The foregoing increase in sales for the three-month period ended September 30, 2026 was partially offset by decreased sales within our Renal Therapies platform, which decreased by $0.3 million, or 1.9%, from the corresponding period of 2025. This decrease was driven primarily by decreased sales of our access products.

Our therapeutic sales for the nine-month period ended September 30, 2026 were $404.8 million, up 13.0% when compared to sales in the corresponding period of 2025 of $358.3 million. Sales for the nine-month period ended September 30, 2026 were favorably affected by increased sales within the following platforms:

(a)	Cardiac Therapies, which increased by $14.4 million, or 20.9%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our lead management products, Prelude SNAP and SoloPace temporary pacing system.
(b)	Endoscopy, which increased by $16.2 million, or 30.8%, from the corresponding period of 2025. This increase was driven primarily by sales attributable to the acquisition of the C2 Cryoballoon from Pentax and increased sales of the ResilienceTM esophageal stent.
(c)	OEM, which increased by $2.5 million, or 8.2%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our ablation products, partially offset by decreased sales of our peripheral intervention and CRM/EP products.
(d)	Oncology, which increased by $7.1 million, or 10.3%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our SCOUT radar localization products.

(e)	Vascular Intervention, which increased by $8.5 million, or 8.8%, from the corresponding period of 2025. This increase was driven primarily by increased sales of our delivery systems and embolotherapy products.

The foregoing increase in sales for the nine-month period ended September 30, 2026 was partially offset by decreased sales within our Renal Therapies platform, which decreased by $2.2 million, or 5.6%, from the corresponding period of 2025. This decrease was driven primarily by decreased sales of our access products.

Geographic Sales

Listed below are sales by geography for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands, other than percentage changes):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
	% Change	2026	2025	% Change	2026	2025
Domestic	11.0%	$255,946	$230,597	9.4%	$734,513	$671,243
International	4.4%	160,298	153,560	7.0%	482,451	450,727
Total	8.4%	$416,244	$384,157	8.5%	$1,216,964	$1,121,970

Domestic Sales. Domestic sales for the three-month period ended September 30, 2026 were $255.9 million, or 61.5% of net sales, up 11.0% when compared to the corresponding period of 2025. Domestic sales for the nine-month period ended September 30, 2026 were $734.5 million, or 60.4% of net sales, up 9.4% when compared to the corresponding period of 2025.

International Sales. International sales for the three-month period ended September 30, 2026 were $160.3 million, or 38.5% of net sales, up 4.4% when compared to the corresponding period in 2025 of $153.6 million. International sales for the nine-month period ended September 30, 2026 were $482.5 million, or 39.6% of net sales, up 7.0% when compared to the corresponding period in 2025 of $450.7 million. The increase in our international sales for the three and nine-month periods ended September 30, 2026, compared to the corresponding periods of 2025 included increased sales in each of our Europe, the Middle East and Africa, Rest of World and Asia Pacific regions.

Gross Profit

Our gross profit as a percentage of sales decreased to 48.2% for the three-month period ended September 30, 2026, compared to 48.5% for the three-month period ended September 30, 2025. The decrease in gross profit percentage was primarily due to unfavorable price variances and increased freight costs.

Our gross profit as a percentage of sales increased to 49.4% for the nine-month period ended September 30, 2026, compared to 48.4% for the nine-month period ended September 30, 2025. The increase in gross profit percentage was primarily due to an increase in sales combined with favorable changes in product mix and refunds of $6.9 million relating to previously paid IEEPA tariffs.

Operating Expenses

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses decreased $(0.3) million, or (0.2)%, for the three-month period ended September 30, 2026 compared to the corresponding period of 2025. As a percentage of sales, SG&A expenses were 28.7% for the three-month period ended September 30, 2026, compared to 31.2% for the corresponding period of 2025. For the three-month period ended September 30, 2026, SG&A expenses decreased compared to the corresponding period of 2025, primarily due to a decrease in legal fees, acquisition-related integration costs and employee termination benefits, partially offset by an increase in employee compensation expenses.

SG&A expenses increased $26.6 million, or 7.8%, for the nine-month period ended September 30, 2026 compared to the corresponding period of 2025. As a percentage of sales, SG&A expenses were 30.2% for the nine-month period ended September 30, 2026, compared to 30.3% for the corresponding period of 2025. For the nine-month period ended September 30, 2026, SG&A expenses increased compared to the corresponding period of 2025, primarily due to an increase in labor-related costs including (i) commissions associated with sales growth, (ii) headcount additions to support investment in the business and (iii) stock-based compensation. Additional drivers of the increase were costs associated with the View Point Merger totaling $5.7 million and company conferences. Such increases were partially offset by a decrease in contract termination costs incurred during 2025 as a result of the Biolife Merger.

Research and Development Expenses. Research and development (“R&D”) expenses for the three-month period ended September 30, 2026 were $22.4 million, down (6.6)%, when compared to R&D expenses in the corresponding period of 2025 of $24.0 million. For the three-month period ended September 30, 2026, R&D expenses decreased compared to the corresponding period of 2025 primarily due to decreased service related costs for ongoing compliance with European Union Medical Device Registration (“MDR”).

R&D expenses for the nine-month period ended September 30, 2026 were $70.4 million, down (0.6)%, when compared to R&D expenses in the corresponding period of 2025 of $70.8 million. For the nine-month period ended September 30, 2026, R&D expenses decreased compared to the corresponding period of 2025 primarily due to decreased service related costs for ongoing compliance with MDR, partially offset by an increase in employee compensation expenses.

Contingent Consideration (Benefit) Expense. For the three and nine-month periods ended September 30, 2026, we recognized contingent consideration (benefit) from changes in the estimated fair value of our contingent consideration obligations stemming from our previously disclosed business acquisitions of $(0.0) million and $(0.1) million, respectively, compared to contingent consideration expense of $0.0 million and $1.2 million for the three and nine-month periods ended September 30, 2025, respectively. Expense (benefit) in each period related to changes in the probability and timing of achieving certain revenue and operational milestones, as well as expense for the passage of time.

Operating Income

Our operating income for the three-month period ended September 30, 2026 was $58.8 million, compared to operating income in the corresponding period of 2025 of $42.6 million. The increase in operating income during the three-month period ended September 30, 2026 compared to the corresponding period of 2025 was primarily a result of increased sales and decreased SG&A and R&D costs, partially offset by a decrease in gross margin.

Our operating income for the nine-month period ended September 30, 2026 was $163.3 million, compared to operating income in the corresponding period of 2025 of $130.5 million. The increase in operating income during the nine-month period ended September 30, 2026 compared to the corresponding period of 2025 was primarily a result of increased sales and gross margin, partially offset by an increase in SG&A expense.

Other Expense — Net

Our other expense for the three months ended September 30, 2026 and 2025 was $3.0 million and $4.1 million, respectively. The change in other expense for the three-month period ended September 30, 2026 compared to the corresponding period of 2025 was primarily related to increased interest income associated with higher cash balances and interest rates and deferred compensation investment gains, partially offset by increased interest expense associated with our deferred View Point Merger payments.

Our other expense for the nine months ended September 30, 2026 and 2025 was $2.7 million and $10.6 million, respectively. The change in other expense for the nine-month period ended September 30, 2026 compared to the corresponding period of 2025 was primarily related to a gain of $12.5 million associated with the sale of the DualCap® product line to Health Line in February 2026, partially offset by a one-time charge of $5.1 million for additional interest incurred pursuant to Merit's obligation to remove restrictive legends with respect to the Convertible Notes and increased interest expense associated with our deferred View Point Merger payments.

Effective Tax Rate

Our provision for income taxes for the three-month periods ended September 30, 2026 and 2025 was a tax expense of $13.5 million and $10.8 million, respectively, which resulted in an effective tax rate of 24.2% and 28.0%, respectively. Our provision for income taxes for the nine-month periods ended September 30, 2026 and 2025 was a tax expense of $38.5 million and $29.4 million, respectively, which resulted in an effective tax rate of 24.0% and 24.5%, respectively. The decrease in the effective income tax rate for the three and nine-month periods ended September 30, 2026, when compared to the prior-year periods, was primarily due to increased benefit from discrete items such as share-based compensation, and impacts from the enacted OBBBA tax law. The increase in income tax expense for the three and nine-month periods ended September 30, 2026, when compared to the prior-year periods, was primarily due to increased pre-tax book income. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of net controlled foreign corporation tested income and Subpart F inclusions, state income taxes, foreign taxes, other nondeductible permanent items and discrete items (such as share-based compensation).

Net Income

Our net income for the three-month periods ended September 30, 2026 and 2025 was $42.3 million and $27.8 million, respectively. The increase in our net income for the three-month period ended September 30, 2026 was the result of several principal factors, including increased sales and decreased SG&A, R&D, and other expense, partially offset by decreased gross margin and increased income tax expense.

Our net income for the nine-month periods ended September 30, 2026 and 2025 was $122.1 million and $90.5 million, respectively. The increase in our net income for the nine-month period ended September 30, 2026 was the result of several principal factors, including increased sales and gross margin and decreased R&D and other expense, partially offset by increased SG&A expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments, Contractual Obligations and Cash Flows

As of September 30, 2026 and December 31, 2025, our current assets exceeded current liabilities by $933.7 million and $800.4 million, respectively, and we had cash, cash equivalents and restricted cash of $505.8 million and $448.5 million, respectively, of which $72.4 million and $66.0 million, respectively, were held by foreign subsidiaries. We currently believe future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, earnings of our foreign subsidiaries are not considered to be permanently reinvested. In addition, cash held by our subsidiary in China is subject to local laws and regulations that require government approval for the transfer of such funds to entities located outside of China. As of September 30, 2026, and December 31, 2025, we had cash, cash equivalents and restricted cash of $19.0 million and $20.0 million, respectively, within our subsidiary in China.

Cash flows provided by operating activities. We generated cash from operating activities of $175.2 million and $198.9 million during the nine-month periods ended September 30, 2026 and 2025, respectively. Significant factors affecting operating cash flows during these periods included:

●	Net income was $122.1 million and $90.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.
●	Depreciation and amortization was $93.4 million and $91.6 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The increase in depreciation and amortization for the nine-month period ended September 30, 2026 was primarily associated with the amortization of developed technology and other intangible assets acquired in connection with the Biolife Merger, C2 Acquisition and View Point Merger and depreciation of new property and equipment, including our South Jordan distribution facility.
●	Cash used for inventories was $59.9 million and $15.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The increase in inventories during 2026 was principally associated with our strategy to proactively invest in our inventory balances to encourage high customer service levels, as well as to expand inventory balances for newly-acquired products and increases in safety stock due to vendor supply delays.
●	Cash used for trade receivables was $18.8 million and $13.7 million for the nine-month periods ended September 30, 2026 and 2025, respectively, due primarily to the timing of customer payments and increased sales.
●	Cash provided by (used for) other long-term obligations was $9.9 million and $(0.8) million for the nine-month periods ended September 30, 2026 and 2025, respectively, due primarily to an increase in deferred revenue associated with revenue from contracts with customers under our OEM product platform in 2026.

Cash flows used in investing activities. Cash used in investing activities was $124.7 million and $197.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively. We used cash for capital expenditures of property and equipment of $45.7 million and $57.3 million in the nine-month periods ended September 30, 2026 and 2025, respectively. Capital expenditures in each period were primarily related to investments in property and equipment to support development and production of our products, and include costs for the construction of a new distribution facility in South Jordan, Utah. Historically, we have incurred significant expenses in connection with facility construction, production automation, product development and the introduction of new products. We anticipate that we will spend approximately $60 to $70 million in 2026 for property and equipment.

Cash outflows for the acquisition of equity investments and issuance of notes receivable were $9.2 million and $14.9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Cash outflows invested in acquisitions were $93.0 million and $122.8 million for the nine-month periods ended September 30, 2026 and 2025, respectively, and were primarily related to the acquisitions of View Point in 2026 and Biolife in 2025. Cash inflows from divestitures were $25.5 million for the nine-month period ended September 30, 2026 and were related to the sale of the DualCap® product line to Health Line.

Cash flows provided by financing activities. Cash provided by financing activities for the nine-month periods ended September 30, 2026 and 2025 was $6.3 million and $10.9 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, we had cash used in financing activities of $3.0 million and $2.6 million, respectively, primarily attributable to the payment of milestone-based contingencies associated with the C2 Acquisition in 2026 and Brightwater Medical, Inc. in 2025. We had cash inflows from the issuance of Common Stock of $9.3 million and $13.6 million, net of taxes paid in exchange for common stock, for the nine-month periods ended September 30, 2026 and 2025, respectively, related to the exercise of non-qualified stock options and release of time and performance-based stock awards.

As of September 30, 2026, we had outstanding borrowings of $747.5 million and had issued letter of credit guarantees of $3.0 million, with additional available borrowings of $697 million under the Amended Fourth A&R Credit Agreement, based on the maximum net leverage ratio and the aggregate revolving credit commitment pursuant to the Amended Fourth A&R Credit Agreement. Our interest rate as of September 30, 2026 and December 31, 2025 was a fixed rate of 3.0% on our Convertible Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2026 there were no changes to the application of critical accounting policies previously disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among others:

•	statements preceded or followed by, or that include the words, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “projects,” “forecasts,” “potential,” “target,” “continue,” “upcoming,” “optimistic” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology;
•	statements that address our future operating performance or events or developments that we expect or anticipate will occur, including, without limitation, any statements regarding our projected earnings, revenue, revenue growth or other future financial measures, our plans and objectives for future operations, our proposed new products or services, the integration, development or commercialization of the business or any assets acquired from other parties, future economic conditions or performance, the implementation of, and results which may be achieved through, Merit’s Continued Growth Initiatives Program or other business optimization initiatives, and any statements of assumptions underlying any of the foregoing; and
•	statements regarding our past performance, efforts, or results about which inferences or assumptions may be made, including statements preceded or followed by the words "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology.

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

The following are some of the important risks and uncertainties that could cause Merit’s actual results to differ from our management’s expectations in any forward-looking statements: risks and uncertainties arising from the conflict among the United States, Israel and Iran and related geopolitical instability; risks and uncertainties associated with Merit’s executive succession and leadership transition; risks and uncertainties regarding trade policies or related actions implemented by the United States or other countries, including existing, proposed, prospective or invalidated tariffs, duties or other measures; risks and uncertainties associated with Merit’s integration of businesses or assets acquired from third parties, including View Point in April 2026 and the business and assets acquired in connection with the C2 Acquisition in November 2025 and the Biolife Merger in May 2025, and Merit’s ability to achieve the anticipated operating and financial results, product development and other anticipated benefits of such acquisitions; effects of the Convertible Notes on Merit’s net income and earnings per share performance; restrictions and limitations set forth in the Convertible Notes and Indenture, which could affect Merit’s ability to operate its business as well as its liquidity; disruptions in Merit’s supply chain, manufacturing or sterilization processes; U.S. and global political, economic, competitive, reimbursement and regulatory conditions; modification or limitation of, or policies and procedures associated with, governmental or private insurance reimbursement policies; reduced availability of, and price increases associated with, components and other raw materials; increases in transportation expenses; risks relating to Merit’s potential inability to successfully manage growth through acquisitions generally, including the inability to effectively integrate acquired operations or products or commercialize technology developed internally or acquired through completed, proposed or future transactions; prospective financial obligations or other uncertainties associated with Merit’s divestiture of its DualCap® anti-microbial cap product line in February 2026; fluctuations in interest or foreign currency exchange rates and inflation; cybersecurity events; government scrutiny and regulation of the medical device industry; difficulties relating to development, testing and regulatory approval, clearance and maintenance of Merit’s products; the safety, efficacy and patient and physician adoption of Merit’s products; the ability to fully enroll and the outcomes of ongoing and future clinical trials and market studies relating to Merit’s products; litigation and other legal proceedings affecting Merit; risks and possible effects of any failure to comply with U.S. and foreign laws and regulations; restrictions on Merit’s liquidity or business operations resulting from its debt agreements;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the 2025 Annual Report on Form 10-K. In the nine-month period ended September 30, 2026, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the three-month period ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 5. OTHER INFORMATION

(c)On August 24, 2026, Michel Voigt, Chief Human Resources Officer, modified a trading arrangement (the “Voigt Rule 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Pursuant to Exchange Act Rule 10b5-1(c)(1)(iv), the modification is considered a termination of the existing trading arrangement and the adoption of a new trading arrangement. The Voigt Rule 10b5-1 Trading Plan provides for the sale of up to 7,682 shares of Common Stock issued or issuable under the terms of certain performance share awards and restricted stock awards granted to Mr. Voigt by Merit. The Voigt Rule 10b5-1 Trading Plan will terminate on May 12, 2027, unless terminated earlier pursuant to the terms of the Voigt Rule 10b5-1 Trading Plan.

Other than with respect to the Voigt Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended September 30, 2026.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation.*	10-Q	3.1	August 9, 2018
3.2	Fifth Amended and Restated Bylaws of Merit Medical Systems, Inc.*	8-K	3.1	May 19, 2026
10.1	Form of Indemnification Agreement, dated July 17, 2026, between Merit Medical Systems, Inc. and each director.†	—	—	—
10.2	Form of Indemnification Agreement, dated July 17, 2026, between Merit Medical Systems, Inc. and each of the following individuals: Raul Parra, Brian G. Lloyd, Christian Adam Smith and Michel J. Voigt.†	—	—	—
10.3	Employment Agreement, effective as of August 31, 2026, between Merit Medical Systems, Inc. and Sheri L. Lewis.*†	8-K	10.1	August 20, 2026
10.4	Indemnification Agreement, dated August 31, 2026, between Merit Medical Systems, Inc. and Sheri L. Lewis.†	—	—	—
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—
101	The following financial information from the quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Condensed Notes to the Unaudited Consolidated Financial Statements, tagged in detail.	—	—	—
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).	—	—	—

* These exhibits are incorporated herein by reference.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIT MEDICAL SYSTEMS, INC.

Date: October 29, 2026	By:	/s/ MARTHA G. ARONSON
Martha G. Aronson
Chief Executive Officer and President

Date: October 29, 2026	By:	/s/ RAUL PARRA
Raul Parra
Chief Financial Officer and Treasurer